Form 10-Q
period 2021-06-30
ProShares Trust II
filed 2021-08-06
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
July 27,
2021, the registrant had 102,673,980 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Cash	$2,117,049	$4,105,781
Segregated cash balances with brokers for futures contracts	36,300	68,310
Receivable on open futures contracts	7,340	21,094
Interest receivable	86	175

Total assets	2,160,775	4,195,360

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,659	3,391
Non-recurring fees and expenses payable	14	14

Total liabilities	1,673	3,405

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,159,102	4,191,955

Total liabilities and shareholders’ equity	$2,160,775	$4,195,360

Shares outstanding	50,000	100,000

Net asset value per share	$43.18	$41.92

Market value per share (Note 2)	$43.14	$41.35

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires September 2021	15	$2,224,688	$51,551
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$310	$54	$906	$7,649

Expenses
Management fee	5,032	5,516	14,085	11,019
Brokerage commissions	79	90	260	190

Total expenses	5,111	5,606	14,345	11,209

Net investment income (loss)	(4,801)	(5,552)	(13,439)	(3,560)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(38,172)	(20,020)	31,221	(38,658)

Net realized gain (loss)	(38,172)	(20,020)	31,221	(38,658)

Change in net unrealized appreciation (depreciation) on
Futures contracts	17,623	(20,804)	96,177	46,520
Short-term U.S. government and agency obligations	(88)	—	—	(30)

Change in net unrealized appreciation (depreciation)	17,535	(20,804)	96,177	46,490

Net realized and unrealized gain (loss)	(20,637)	(40,824)	127,398	7,832

Net income (loss)	$(25,438)	$(46,376)	$113,959	$4,272

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,184,540	$2,332,843	$4,191,955	$2,282,195

Redemption of –, –, 50,000 and – shares, respectively	—	—	(2,146,812)	—

Net addition (redemption) of –, –, (50,000) and – shares, respectively	—	—	(2,146,812)	—

Net investment income (loss)	(4,801)	(5,552)	(13,439)	(3,560)
Net realized gain (loss)	(38,172)	(20,020)	31,221	(38,658)
Change in net unrealized appreciation (depreciation)	17,535	(20,804)	96,177	46,490

Net income (loss)	(25,438)	(46,376)	113,959	4,272

Shareholders’ equity, end of period	$2,159,102	$2,286,467	$2,159,102	$2,286,467

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$113,959	$4,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,999,562)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,000,000	747,000
Net amortization and accretion on short-term U.S. government and agency obligations	(438)	(1,225)
Change in unrealized appreciation (depreciation) on investments	—	30
Decrease (Increase) in receivable on futures contracts	13,754	(300)
Decrease (Increase) in interest receivable	89	2,158
Increase (Decrease) in payable to Sponsor	(1,732)	(82)
Increase (Decrease) in payable on futures contracts	—	(5,100)

Net cash provided by (used in) operating activities	126,070	746,753

Cash flow from financing activities
Payment on shares redeemed	(2,146,812)	—

Net cash provided by (used in) financing activities	(2,146,812)	—

Net increase (decrease) in cash	(2,020,742)	746,753
Cash, beginning of period	4,174,091	1,540,916

Cash, end of period	$2,153,349	$2,287,669

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $204,988,345 and $69,998,727, respectively)	$204,974,762	$69,999,639
Cash	83,694,986	132,392,153
Segregated cash balances with brokers for futures contracts	220,872,623	134,187,067
Receivable on open futures contracts	85,243,605	74,226,825
Interest receivable	3,217	4,384

Total assets	594,789,193	410,810,068

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,586,151	996,159
Brokerage commissions and futures account fees payable	134,560	114,522
Payable to Sponsor	451,183	326,566
Non-recurring fees and expenses payable	1,353	1,353

Total liabilities	6,173,247	1,438,600

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	588,615,946	409,371,468

Total liabilities and shareholders’ equity	$594,789,193	$410,810,068

Shares outstanding	10,584,307	9,884,307

Net asset value per share	$55.61	$41.42

Market value per share (Note 2)	$55.55	$41.44

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21	$50,000,000	$49,996,940
0.013% due 09/16/21	40,000,000	39,996,152
0.017% due 10/14/21	25,000,000	24,996,720
0.006% due 10/21/21	20,000,000	19,997,200
0.029% due 11/18/21	70,000,000	69,987,750

Total short-term U.S. government and agency obligations (cost $204,988,345)		$204,974,762

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2021	8,517	$152,482,406	$32,933,870
VIX Futures - Cboe, expires August 2021	7,201	142,210,389	4,246,396

			$37,180,266

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$33,687	$106,023	$67,577	$855,884

Expenses
Management fee	1,317,153	1,589,036	2,359,722	2,475,233
Brokerage commissions	253,949	228,176	429,859	417,708
Future s account fees	328,342	431,791	586,119	461,519

Total expenses	1,899,444	2,249,003	3,375,700	3,354,460

Net investment income (loss)	(1,865,757)	(2,142,980)	(3,308,123)	(2,498,576)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	109,337,017	54,615,763	133,546,434	(189,684,841)
Short-term U.S. government and agency obligations	—	(758)	—	(758)

Net realized gain (loss)	109,337,017	54,615,005	133,546,434	(189,685,599)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(13,290,409)	(22,216,796)	28,831,483	(1,242,994)
Short-term U.S. government and agency obligations	(17,721)	(84,533)	(14,495)	(2,677)

Change in net unrealized appreciation (depreciation)	(13,308,130)	(22,301,329)	28,816,988	(1,245,671)

Net realized and unrealized gain (loss)	96,028,887	32,313,676	162,363,422	(190,931,270)

Net income (loss)	$94,163,130	$30,170,696	$159,055,299	$(193,429,846)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$527,130,851	$809,257,658	$409,371,468	$284,437,179

Addition of 450,000, 1,000,000, 2,850,000 and 25,850,000 shares, respectively	21,503,474	30,843,161	119,612,942	914,411,669
Redemption of 1,050,000, 10,850,000, 2,150,000 and 13,950,000 shares, respectively	(54,181,509)	(360,459,662)	(99,423,763)	(495,607,149)

Net addition (redemption) of (600,000), (9,850,000), 700,000 and 11,900,000 shares, respectively	(32,678,035)	(329,616,501)	20,189,179	418,804,520

Net investment income (loss)	(1,865,757)	(2,142,980)	(3,308,123)	(2,498,576)
Net realized gain (loss)	109,337,017	54,615,005	133,546,434	(189,685,599)
Change in net unrealized appreciation (depreciation)	(13,308,130)	(22,301,329)	28,816,988	(1,245,671)

Net income (loss)	94,163,130	30,170,696	159,055,299	(193,429,846)

Shareholders’ equity, end of period	$588,615,946	$509,811,853	$588,615,946	$509,811,853

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$159,055,299	$(193,429,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(371,956,927)	(339,626,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	237,000,000	271,998,224
Net amortization and accretion on short-term U.S. government and agency obligations	(32,691)	(420,582)
Net realized gain (loss) on investments	—	758
Change in unrealized appreciation (depreciation) on investments	14,495	2,677
Decrease (Increase) in receivable on futures contracts	(11,016,780)	(101,415,612)
Decrease (Increase) in interest receivable	1,167	112,177
Increase (Decrease) in payable to Sponsor	124,617	203,612
Increase (Decrease) in brokerage commissions and futures account fees payable	20,038	153,542
Increase (Decrease) in payable on futures contracts	4,589,992	17,172,752

Net cash provided by (used in) operating activities	17,799,210	(345,248,840)

Cash flow from financing activities
Proceeds from addition of shares	119,612,942	914,411,669
Payment on shares redeemed	(99,423,763)	(495,607,149)

Net cash provided by (used in) financing activities	20,189,179	418,804,520

Net increase (decrease) in cash	37,988,389	73,555,680
Cash, beginning of period	266,579,220	167,544,087

Cash, end of period	$304,567,609	$241,099,767

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $932,921,470 and $219,996,153, respectively)	$932,884,626	$219,998,394
Cash	287,085,393	491,732,847
Segregated cash balances with brokers for futures contracts	189,096,050	175,526,749
Unrealized appreciation on swap agreements	39,747,504	18,242,195
Receivable on open futures contracts	5,661,793	1,611,608
Interest receivable	59,956	21,388

Total assets	1,454,535,322	907,133,181

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,627,934
Brokerage commissions and futures account fees payable	22,929	—
Payable to Sponsor	975,949	728,955
Securities purchased payable	149,968,500	—
Non-recurring fees and expenses payable	37,042	37,042

Total liabilities	151,004,420	4,393,931

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,303,530,902	902,739,250

Total liabilities and shareholders’ equity	$1,454,535,322	$907,133,181

Shares outstanding	16,660,774	24,810,774

Net asset value per share	$78.24	$36.38

Market value per share (Note 2)	$78.23	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(72% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.061% due 07/15/21 †	$175,000,000	$174,996,938
0.017% due 08/19/21 †	100,000,000	99,993,880
0.025% due 09/16/21 †	93,000,000	92,991,053
0.014% due 10/14/21 †	125,000,000	124,983,600
0.027% due 10/21/21	140,000,000	139,980,400
0.033% due 11/18/21 †	150,000,000	149,973,750
0.046% due 12/16/21	150,000,000	149,965,005

Total short-term U.S. government and agency obligations (cost $932,921,470)		$932,884,626

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2021	8,113	$590,383,010	$35,502,348
WTI Crude Oil - NYMEX, expires December 2021	8,603	603,328,390	184,574,670
WTI Crude Oil - NYMEX, expires June 2022	8,948	595,399,920	95,975,592

			$316,052,610

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/06/21	$54,331,869	$2,643,422
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/21	192,754,488	9,378,129
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/21	249,583,741	12,143,056
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/06/21	128,583,706	6,263,720
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/06/21	191,424,891	9,319,177

			Total Unrealized Appreciation	$39,747,504

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$111,333	$365,747	$279,408	$1,767,207

Expenses
Management fee	2,794,292	2,806,288	5,329,377	3,676,527
Brokerage commissions	210,012	1,017,545	503,212	1,143,882
Futures account fees	317,748	536,749	416,685	536,749

Total expenses	3,322,052	4,360,582	6,249,274	5,357,158

Net investment income (loss)	(3,210,719)	(3,994,835)	(5,969,866)	(3,589,951)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	255,445,062	(31,090,802)	447,121,563	(120,038,012)
Swap agreements	65,060,597	(640,451,755)	207,735,324	(1,057,095,811)
Short-term U.S. government and agency obligations	—	121,849	—	159,318

Net realized gain (loss)	320,505,659	(671,420,708)	654,856,887	(1,176,974,505)

Change in net unrealized appreciation (depreciation) on
Futures contracts	77,503,699	424,261,108	171,488,571	350,547,390
Swap agreements	80,496,098	237,286,565	21,505,309	(11,776,267)
Short-term U.S. government and agency obligations	(80,658)	(368,827)	(39,085)	(13,938)

Change in net unrealized appreciation (depreciation)	157,919,139	661,178,846	192,954,795	338,757,185

Net realized and unrealized gain (loss)	478,424,798	(10,241,862)	847,811,682	(838,217,320)

Net income (loss)	$475,214,079	$(14,236,697)	$841,841,816	$(841,807,271)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$1,088,579,093	$435,593,381	$902,739,250	$309,844,582

Addition of 1,050,000, 77,482,000, 3,400,000 and 88,162,000 shares, respectively	60,208,663	1,895,200,511	177,252,853	2,953,530,675
Redemption of 5,100,000, 35,569,679, 11,550,000 and 36,009,679 shares, respectively	(320,470,933)	(807,895,736)	(618,303,017)	(912,906,527)

Net addition (redemption) of (4,050,000), 41,912,321, (8,150,000) and 52,152,321 shares, respectively	(260,262,270)	1,087,304,775	(441,050,164)	2,040,624,148

Net investment income (loss)	(3,210,719)	(3,994,835)	(5,969,866)	(3,589,951)
Net realized gain (loss)	320,505,659	(671,420,708)	654,856,887	(1,176,974,505)
Change in net unrealized appreciation (depreciation)	157,919,139	661,178,846	192,954,795	338,757,185

Net income (loss)	475,214,079	(14,236,697)	841,841,816	(841,807,271)

Shareholders’ equity, end of period	$1,303,530,902	$1,508,661,459	$1,303,530,902	$1,508,661,459

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$841,841,816	$(841,807,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,692,766,532)	(409,801,073)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	980,000,000	611,325,152
Net amortization and accretion on short-term U.S. government and agency obligations	(158,785)	(1,263,236)
Net realized gain (loss) on investments	—	(159,318)
Change in unrealized appreciation (depreciation) on investments	(21,466,224)	11,790,205
Decrease (Increase) in securities sold receivable	—	(3,718,972)
Decrease (Increase) in receivable on futures contracts	(4,050,185)	(108,300,298)
Decrease (Increase) in interest receivable	(38,568)	45,517
Increase (Decrease) in payable to Sponsor	246,994	990,466
Increase (Decrease) in brokerage commissions and futures account fees payable	22,929	—
Increase (Decrease) in payable on futures contracts	—	52,061,296
Increase (Decrease) in securities purchased payable	149,968,500	—

Net cash provided by (used in) operating activities	253,599,945	(688,837,532)

Cash flow from financing activities
Proceeds from addition of shares	177,252,853	2,953,530,675
Payment on shares redeemed	(621,930,951)	(840,445,530)

Net cash provided by (used in) financing activities	(444,678,098)	2,113,085,145

Net increase (decrease) in cash	(191,078,153)	1,424,247,613
Cash, beginning of period	667,259,596	88,315,563

Cash, end of period	$476,181,443	$1,512,563,176

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $29,997,222 and $29,999,585, respectively)	$29,996,554	$29,999,889
Cash	31,362,630	92,972,312
Segregated cash balances with brokers for futures contracts	9,111,733	44,320,410
Receivable on open futures contracts	—	13,775,851
Interest receivable	1,563	4,326

Total assets	70,472,480	181,072,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	11,132,546
Payable on open futures contracts	210,440	—
Brokerage commissions and futures account fees payable	296	—
Payable to Sponsor	48,101	139,455
Non-recurring fees and expenses payable	416	416

Total liabilities	259,253	11,272,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	70,213,227	169,800,371

Total liabilities and shareholders’ equity	$70,472,480	$181,072,788

Shares outstanding	1,987,527	8,087,527

Net asset value per share	$35.33	$21.00

Market value per share (Note 2)	$37.17	$21.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21	$2,000,000	$1,999,878
0.034% due 09/16/21	20,000,000	19,998,076
0.043% due 11/18/21	8,000,000	7,998,600

Total short-term U.S. government and agency obligations (cost $29,997,222)		$29,996,554

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2021	3,875	$140,430,000	$17,050,742

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$11,544	$36,474	$25,359	$175,813

Expenses
Management fee	152,958	81,904	407,773	179,012
Brokerage commissions	63,062	63,224	155,359	107,806
Futures account fees	12,887	12,642	94,735	12,642

Total expenses	228,907	157,770	657,867	299,460

Net investment income (loss)	(217,363)	(121,296)	(632,508)	(123,647)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,901,288	(16,111,161)	46,483,673	(38,930,766)
Short-term U.S. government and agency obligations	—	(77)	551	977

Net realized gain (loss)	4,901,288	(16,111,238)	46,484,224	(38,929,789)

Change in net unrealized appreciation (depreciation) on
Futures contracts	28,350,804	4,884,617	10,550,021	417,794
Short-term U.S. government and agency obligations	(2,887)	(31,345)	(972)	(1,559)

Change in net unrealized appreciation (depreciation)	28,347,917	4,853,272	10,549,049	416,235

Net realized and unrealized gain (loss)	33,249,205	(11,257,966)	57,033,273	(38,513,554)

Net income (loss)	$33,031,842	$(11,379,262)	$56,400,765	$(38,637,201)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$74,307,070	$26,671,617	$169,800,371	$45,160,205

Addition of 650,000, 1,260,000, 4,050,000 and 1,485,000 shares, respectively	13,706,591	38,571,988	90,187,414	54,252,228
Redemption of 2,150,000, 110,288, 10,150,000 and 235,288 shares, respectively	(50,832,276)	(3,264,560)	(246,175,323)	(10,175,449)

Net addition (redemption) of (1,500,000), 1,149,712, (6,100,000) and 1,249,712 shares, respectively	(37,125,685)	35,307,428	(155,987,909)	44,076,779

Net investment income (loss)	(217,363)	(121,296)	(632,508)	(123,647)
Net realized gain (loss)	4,901,288	(16,111,238)	46,484,224	(38,929,789)
Change in net unrealized appreciation (depreciation)	28,347,917	4,853,272	10,549,049	416,235

Net income (loss)	33,031,842	(11,379,262)	56,400,765	(38,637,201)

Shareholders’ equity, end of period	$70,213,227	$50,599,783	$70,213,227	$50,599,783

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$56,400,765	$(38,637,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(118,983,722)	(41,900,001)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	118,999,676	53,563,843
Net amortization and accretion on short-term U.S. government and agency obligations	(13,040)	(131,818)
Net realized gain (loss) on investments	(551)	(977)
Change in unrealized appreciation (depreciation) on investments	972	1,559
Decrease (Increase) in receivable on futures contracts	13,775,851	(1,646,280)
Decrease (Increase) in interest receivable	2,763	9,728
Increase (Decrease) in payable to Sponsor	(91,354)	(8,931)
Increase (Decrease) in brokerage commissions and futures account fees payable	296	—
Increase (Decrease) in payable on futures contracts	210,440	—

Net cash provided by (used in) operating activities	70,302,096	(28,750,078)

Cash flow from financing activities
Proceeds from addition of shares	90,187,414	54,252,228
Payment on shares redeemed	(257,307,869)	(10,175,449)

Net cash provided by (used in) financing activities	(167,120,455)	44,076,779

Net increase (decrease) in cash	(96,818,359)	15,326,701
Cash, beginning of period	137,292,722	17,619,062

Cash, end of period	$40,474,363	$32,945,763

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,978 and $—, respectively)	$999,939	$—
Cash	3,641,056	4,045,092
Segregated cash balances with brokers for foreign currency forward contracts	—	607,000
Unrealized appreciation on foreign currency forward contracts	3,403	89,103
Interest receivable	122	162

Total assets	4,644,520	4,741,357

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	733,826	—
Payable to Sponsor	3,039	3,625
Unrealized depreciation on foreign currency forward contracts	238,899	367
Non-recurring fees and expenses payable	15	15

Total liabilities	975,779	4,007

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,668,741	4,737,350

Total liabilities and shareholders’ equity	$4,644,520	$4,741,357

Shares outstanding	250,000	300,000

Net asset value per share	$14.67	$15.79

Market value per share (Note 2)	$14.66	$15.81

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21 †	$1,000,000	$999,939

Total short-term U.S. government and agency obligations (cost $999,978)		$999,939

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/09/21	3,450,921	$4,092,706	$(89,287)
Euro with UBS AG	07/09/21	4,235,502	5,023,200	(149,612)

			Total Unrealized Depreciation	$(238,899)

Contracts to Sell
Euro with UBS AG	07/09/21	(1,496,000)	$(1,774,220)	$3,403

			Total Unrealized Appreciation	$3,403

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$438	$192	$1,022	$15,993

Expenses
Management fee	9,416	8,894	19,494	21,448

Total expenses	9,416	8,894	19,494	21,448

Net investment income (loss)	(8,978)	(8,702)	(18,472)	(5,455)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	95,412	(18,635)	68,070	(71,903)

Net realized gain (loss)	95,412	(18,635)	68,070	(71,903)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(13,092)	97,408	(324,232)	(123,926)
Short-term U.S. government and agency obligations	(127)	—	(39)	(208)

Change in net unrealized appreciation (depreciation)	(13,219)	97,408	(324,271)	(124,134)

Net realized and unrealized gain (loss)	82,193	78,773	(256,201)	(196,037)

Net income (loss)	$73,215	$70,071	$(274,673)	$(201,492)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$3,611,724	$3,949,142	$4,737,350	$6,204,424

Addition of 100,000, 50,000, 100,000 and 100,000 shares, respectively	1,488,793	698,183	1,488,793	1,368,038
Redemption of 100,000, 50,000, 150,000 and 250,000 shares, respectively	(1,504,991)	(649,710)	(2,282,729)	(3,303,284)

Net addition (redemption) of —, —, (50,000) and (150,000) shares, respectively	(16,198)	48,473	(793,936)	(1,935,246)

Net investment income (loss)	(8,978)	(8,702)	(18,472)	(5,455)
Net realized gain (loss)	95,412	(18,635)	68,070	(71,903)
Change in net unrealized appreciation (depreciation)	(13,219)	97,408	(324,271)	(124,134)

Net income (loss)	73,215	70,071	(274,673)	(201,492)

Shareholders’ equity, end of period	$3,668,741	$4,067,686	$3,668,741	$4,067,686

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(274,673)	$(201,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,999,505)	(1,395,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,000,000	5,375,000
Net amortization and accretion on short-term U.S. government and agency obligations	(473)	(9,001)
Change in unrealized appreciation (depreciation) on investments	324,271	124,134
Decrease (Increase) in interest receivable	40	1,086
Increase (Decrease) in payable to Sponsor	(586)	(1,916)

Net cash provided by (used in) operating activities	(950,926)	3,892,016

Cash flow from financing activities
Proceeds from addition of shares	1,488,793	1,368,038
Payment on shares redeemed	(1,548,903)	(3,303,284)

Net cash provided by (used in) financing activities	(60,110)	(1,935,246)

Net increase (decrease) in cash	(1,011,036)	1,956,770
Cash, beginning of period	4,652,092	2,127,437

Cash, end of period	$3,641,056	$4,084,207

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $215,989,861 and $74,998,283, respectively)	$215,975,683	$74,999,467
Cash	19,656,069	164,381,859
Segregated cash balances with brokers for futures contracts	10,131,750	11,581,250
Segregated cash balances with brokers for swap agreements	—	7,489,000
Unrealized appreciation on swap agreements	—	5,140,980
Receivable from capital shares sold	19,871,057	—
Receivable on open futures contracts	669,766	148,784
Interest receivable	2,210	6,531

Total assets	266,306,535	263,747,871

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and future s account fees payable	4,167	—
Payable to Sponsor	192,784	206,394
Unrealized depreciation on swap agreements	22,651,877	—
Non-recurring fees and expenses payable	1,004	1,004

Total liabilities	22,849,832	207,398

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	243,456,703	263,540,473

Total liabilities and shareholders’ equity	$266,306,535	$263,747,871

Shares outstanding	4,250,000	3,900,000

Net asset value per share	$57.28	$67.57

Market value per share (Note 2)	$57.22	$68.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21 †	$50,000,000	$49,996,940
0.027% due 09/16/21 †	60,000,000	59,994,228
0.013% due 10/14/21 †	50,000,000	49,993,440
0.006% due 10/21/21 †	25,000,000	24,996,500
0.028% due 11/18/21 †	31,000,000	30,994,575

Total short-term U.S. government and agency obligations (cost $215,989,861)		$215,975,683

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2021	972	$172,199,520	$(4,255,713)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/21	$108,368,339	$(7,799,090)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/06/21	93,647,812	(6,739,676)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/21	112,731,674	(8,113,111)

			Total Unrealized Depreciation	$(22,651,877)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$20,094	$69,857	$55,921	$484,541

Expenses
Management fee	568,040	333,463	1,136,247	628,874
Brokerage commissions	8,665	6,119	23,553	16,484
Futures account fees	13,354	10,196	45,756	10,196

Total expenses	590,059	349,778	1,205,556	655,554

Net investment income (loss)	(569,965)	(279,921)	(1,149,635)	(171,013)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,294,570	3,122,599	(9,511,327)	3,054,438
Swap agreements	38,211,797	1,242,729	3,769,562	22,808,946
Short-term U.S. government and agency obligations	—	—	245	—

Net realized gain (loss)	45,506,367	4,365,328	(5,741,520)	25,863,384

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,648,838)	5,677,906	(6,902,587)	2,039,670
Swap agreements	(28,812,307)	20,275,792	(27,792,857)	4,760,732
Short-term U.S. government and agency obligations	(17,158)	(60,686)	(15,362)	(4,750)

Change in net unrealized appreciation (depreciation)	(33,478,303)	25,893,012	(34,710,806)	6,795,652

Net realized and unrealized gain (loss)	12,028,064	30,258,340	(40,452,326)	32,659,036

Net income (loss)	$11,458,099	$29,978,419	$(41,601,961)	$32,488,023

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$214,548,056	$128,481,796	$263,540,473	$110,726,032

Addition of 400,000, 300,000, 1,000,000 and 1,450,000 shares, respectively	23,214,269	18,995,286	60,276,530	83,989,061
Redemption of 100,000, 200,000, 650,000 and 1,150,000 shares, respectively	(5,763,721)	(11,766,451)	(38,758,339)	(61,514,066)

Net addition (redemption) of 300,000, 100,000, 350,000 and 300,000 shares, respectively	17,450,548	7,228,835	21,518,191	22,474,995

Net investment income (loss)	(569,965)	(279,921)	(1,149,635)	(171,013)
Net realized gain (loss)	45,506,367	4,365,328	(5,741,520)	25,863,384
Change in net unrealized appreciation (depreciation)	(33,478,303)	25,893,012	(34,710,806)	6,795,652

Net income (loss)	11,458,099	29,978,419	(41,601,961)	32,488,023

Shareholders’ equity, end of period	$243,456,703	$165,689,050	$243,456,703	$165,689,050

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(41,601,961)	$32,488,023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(422,955,514)	(171,756,777)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	281,999,771	137,257,000
Net amortization and accretion on short-term U.S. government and agency obligations	(35,590)	(310,838)
Net realized gain (loss) on investments	(245)	—
Change in unrealized appreciation (depreciation) on investments	27,808,219	(4,755,982)
Decrease (Increase) in receivable on futures contracts	(520,982)	(957,235)
Decrease (Increase) in interest receivable	4,321	43,172
Increase (Decrease) in payable to Sponsor	(13,610)	25,225
Increase (Decrease) in brokerage commissions and futures account fees payable	4,167	—

Net cash provided by (used in) operating activities	(155,311,424)	(7,967,412)

Cash flow from financing activities
Proceeds from addition of shares	40,405,473	83,989,061
Payment on shares redeemed	(38,758,339)	(61,514,066)

Net cash provided by (used in) financing activities	1,647,134	22,474,995

Net increase (decrease) in cash	(153,664,290)	14,507,583
Cash, beginning of period	183,452,109	38,526,723

Cash, end of period	$29,787,819	$53,034,306

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $589,967,360 and $244,987,251, respectively)	$589,938,544	$244,993,989
Cash	110,040,840	301,951,458
Segregated cash balances with brokers for futures contracts	38,036,250	66,062,502
Segregated cash balances with brokers for swap agreements	—	78,388,000
Unrealized appreciation on swap agreements	—	56,752,666
Receivable on open futures contracts	1,452,315	—
Interest receivable	5,762	10,698

Total assets	739,473,711	748,159,313

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,312,939
Brokerage commissions and futures account fees payable	17,899	—
Payable to Sponsor	544,830	539,986
Unrealized depreciation on swap agreements	77,129,895	—
Non-recurring fees and expenses payable	2,360	2,360

Total liabilities	77,694,984	2,855,285

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	661,778,727	745,304,028

Total liabilities and shareholders’ equity	$739,473,711	$748,159,313

Shares outstanding	14,396,526	14,696,526

Net asset value per share	$45.97	$50.71

Market value per share (Note 2)	$46.12	$51.28

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.056% due 07/15/21 †	$125,000,000	$124,997,812
0.017% due 08/19/21 †	50,000,000	49,996,940
0.025% due 09/16/21 †	90,000,000	89,991,342
0.014% due 10/14/21 †	125,000,000	124,983,600
0.024% due 10/21/21 †	110,000,000	109,984,600
0.032% due 11/18/21 †	90,000,000	89,984,250

Total short-term U.S. government and agency obligations (cost $589,967,360)		$589,938,544

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2021	2,217	$290,360,490	$(15,029,699)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/21	$310,326,474	$(22,036,546)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/06/21	261,540,197	(18,581,016)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/21	243,690,136	(17,312,866)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/21	217,640,652	(19,199,467)

			Total Unrealized Depreciation	$(77,129,895)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$65,529	$138,315	$163,658	$914,602

Expenses
Management fee	1,615,157	425,646	3,246,292	906,893
Brokerage commissions	40,715	26,966	87,297	45,174
Futures account fees	48,893	20,946	211,080	20,946

Total expenses	1,704,765	473,558	3,544,669	973,013

Net investment income (loss)	(1,639,236)	(335,243)	(3,381,011)	(58,411)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	10,593,269	19,483,543	17,489,539	9,841,567
Swap agreements	105,777,210	(8,097,230)	103,791,491	(2,152,908)
Short-term U.S. government and agency obligations	—	—	191	—

Net realized gain (loss)	116,370,479	11,386,313	121,281,221	7,688,659

Change in net unrealized appreciation (depreciation) on
Futures contracts	372,122	4,631,606	(52,219,911)	382,020
Swap agreements	(48,708,892)	64,789,761	(133,882,561)	(16,133,265)
Short-term U.S. government and agency obligations	(57,475)	(119,307)	(35,554)	(8,526)

Change in net unrealized appreciation (depreciation)	(48,394,245)	69,302,060	(186,138,026)	(15,759,771)

Net realized and unrealized gain (loss)	67,976,234	80,688,373	(64,856,805)	(8,071,112)

Net income (loss)	$66,336,998	$80,353,130	$(68,237,816)	$(8,129,523)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$572,501,249	$129,785,536	$745,304,028	$239,254,842

Addition of 1,000,000, 1,500,000, 3,400,000 and 2,250,000 shares, respectively	46,374,159	42,297,617	166,773,794	56,459,730
Redemption of 450,000, 100,000, 3,700,000 and 1,350,000 shares, respectively	(23,433,679)	(2,764,315)	(182,061,279)	(37,913,081)

Net addition (redemption) of 550,000, 1,400,000, (300,000) and 900,000 shares, respectively	22,940,480	39,533,302	(15,287,485)	18,546,649

Net investment income (loss)	(1,639,236)	(335,243)	(3,381,011)	(58,411)
Net realized gain (loss)	116,370,479	11,386,313	121,281,221	7,688,659
Change in net unrealized appreciation (depreciation)	(48,394,245)	69,302,060	(186,138,026)	(15,759,771)

Net income (loss)	66,336,998	80,353,130	(68,237,816)	(8,129,523)

Shareholders’ equity, end of period	$661,778,727	$249,671,968	$661,778,727	$249,671,968

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(68,237,816)	$(8,129,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,149,854,685)	(234,541,441)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	804,999,794	259,705,000
Net amortization and accretion on short-term U.S. government and agency obligations	(125,027)	(610,089)
Net realized gain (loss) on investments	(191)	—
Change in unrealized appreciation (depreciation) on investments	133,918,115	16,141,791
Decrease (Increase) in receivable on futures contracts	(1,452,315)	(4,663,920)
Decrease (Increase) in interest receivable	4,936	84,509
Increase (Decrease) in payable to Sponsor	4,844	(9,140)
Increase (Decrease) in brokerage commissions and futures account fees payable	17,899	—
Increase (Decrease) in payable on futures contracts	(2,312,939)	(398,936)

Net cash provided by (used in) operating activities	(283,037,385)	27,578,251

Cash flow from financing activities
Proceeds from addition of shares	166,773,794	49,334,251
Payment on shares redeemed	(182,061,279)	(37,913,081)

Net cash provided by (used in) financing activities	(15,287,485)	11,421,170

Net increase (decrease) in cash	(298,324,870)	38,999,421
Cash, beginning of period	446,401,960	79,058,662

Cash, end of period	$148,077,090	$118,058,083

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $209,992,849 and $244,990,791, respectively)	$209,989,065	$244,995,969
Cash	72,997,291	181,991,996
Segregated cash balances with brokers for futures contracts	564,808,361	879,704,000
Segregated cash balances with brokers for swap agreements	—	7,976,000
Receivable from capital shares sold	5,586,276	49,086,388
Receivable on open futures contracts	12,723,019	16,422,512
Interest receivable	3,188	7,054

Total assets	866,107,200	1,380,183,919

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,249,251	22,424,475
Brokerage commissions and futures account fees payable	254,987	485,039
Payable to Sponsor	655,125	1,040,582
Unrealized depreciation on swap agreements	—	24,807
Securities purchased payable	17,072,317	—
Non-recurring fees and expenses payable	4,817	4,817

Total liabilities	25,236,497	23,979,720

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	840,870,703	1,356,204,199

Total liabilities and shareholders’ equity	$866,107,200	$1,380,183,919

Shares outstanding (Note 1)	30,128,420	12,713,091

Net asset value per share (Note 1)	$27.91	$106.68

Market value per share (Note 1)(Note 2)	$27.98	$106.50

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.053% due 07/15/21 †	$150,000,000	$149,997,375
0.017% due 10/14/21	50,000,000	49,993,440
0.042% due 11/18/21	10,000,000	9,998,250

Total short-term U.S. government and agency obligations (cost $209,992,849)		$209,989,065

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2021	34,175	$611,845,278	$(70,286,758)
VIX Futures - Cboe, expires August 2021	28,926	571,250,896	(18,497,836)

			$(88,784,594)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	0.94%	07/28/21	$77,700,750	$—

			Total Unrealized Depreciation	$—

†	All or partial amount pledged as coll a teral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$202,556	$101,523	$316,525	$1,513,263

Expenses
Management fee	2,293,121	1,293,878	6,676,198	2,677,153
Brokerage commissions	1,173,276	438,851	3,129,904	1,179,860
Futures account fees	711,443	454,550	2,555,256	471,271

Total expenses	4,177,840	2,187,279	12,361,358	4,328,284

Net investment income (loss)	(3,975,284)	(2,085,756)	(12,044,833)	(2,815,021)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(811,706,279)	(70,710,151)	(1,464,769,961)	585,435,077
Swap agreements	(42,822,782)	(37,170,640)	(94,277,124)	32,769,363
Short-term U.S. government and agency obligations	2,137	—	20,657	—

Net realized gain (loss)	(854,526,924)	(107,880,791)	(1,559,026,428)	618,204,440

Change in net unrealized appreciation (depreciation) on
Futures contracts	244,143,655	(143,576,454)	(40,259,928)	54,779,500
Swap agreements	—	18,224,215	24,807	(3,749,878)
Short-term U.S. government and agency obligations	(28,407)	(148,640)	(8,962)	(13,586)

Change in net unrealized appreciation (depreciation)	244,115,248	(125,500,879)	(40,244,083)	51,016,036

Net realized and unrealized gain (loss)	(610,411,676)	(233,381,670)	(1,599,270,511)	669,220,476

Net income (loss)	$(614,386,960)	$(235,467,426)	$(1,611,315,344)	$666,405,455

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$1,284,373,170	$592,820,492	$1,356,204,199	$527,636,003

Addition of 12,955,000, 2,485,000, 32,585,000 and 3,475,000 shares, respectively (Note 1)	434,635,046	850,559,658	2,373,778,077	1,209,649,869
Redemption of 5,629,671, 485,000, 15,169,671 and 4,625,000 shares, respectively (Note 1)	(263,750,553)	(215,756,117)	(1,277,796,229)	(1,411,534,720)

Net addition (redemption) of 7,325,329, 2,000,000, 17,415,329 and (1,150,000) shares, respectively (Note 1)	170,884,493	634,803,541	1,095,981,848	(201,884,851)

Net investment income (loss)	(3,975,284)	(2,085,756)	(12,044,833)	(2,815,021)
Net realized gain (loss)	(854,526,924)	(107,880,791)	(1,559,026,428)	618,204,440
Change in net unrealized appreciation (depreciation)	244,115,248	(125,500,879)	(40,244,083)	51,016,036

Net income (loss)	(614,386,960)	(235,467,426)	(1,611,315,344)	666,405,455

Shareholders’ equity, end of period	$840,870,703	$992,156,607	$840,870,703	$992,156,607

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(1,611,315,344)	$666,405,455
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(921,859,566)	(295,430,934)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	956,989,987	379,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(111,822)	(818,563)
Net realized gain (loss) on investments	(20,657)	—
Change in unrealized appreciation (depreciation) on investments	(15,845)	3,763,464
Decrease (Increase) in receivable on futures contracts	3,699,493	(18,827,433)
Decrease (Increase) in interest receivable	3,866	183,042
Increase (Decrease) in payable to Sponsor	(385,457)	189,418
Increase (Decrease) in brokerage commissions and f utures account fees payable	(230,052)	248,909
Increase (Decrease) in payable on futures contracts	(15,175,224)	27,599,533
Increase (Decrease) in securities purchased payable	17,072,317	—

Net cash provided by (used in) operating activities	(1,571,348,304)	762,312,891

Cash flow from financing activities
Proceeds from addition of shares	2,417,278,189	1,147,154,570
Payment on shares redeemed	(1,277,796,229)	(1,411,534,720)

Net cash provided by (used in) financing activities	1,139,481,960	(264,380,150)

Net increase (decrease) in cash	(431,866,344)	497,932,741
Cash, beginning of period	1,069,671,996	361,561,329

Cash, end of period	$637,805,652	$859,494,070

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,913 and $–, respectively)	$999,825	$—
Cash	1,632,759	2,618,696
Segregated cash balances with brokers for foreign currency forward contracts	—	306,000
Unrealized appreciation on foreign currency forward contracts	592	67,235
Interest receivable	67	111

Total assets	2,633,243	2,992,042

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,038	2,384
Unrealized depreciation on foreign currency forward contracts	70,846	148
Non-recurring fees and expenses payable	11	11

Total liabilities	72,895	2,543

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,560,348	2,989,499

Total liabilities and shareholders’ equity	$2,633,243	$2,992,042

Shares outstanding	49,970	49,970

Net asset value per share	$51.24	$59.83

Market value per share (Note 2)	$51.26	$59.82

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.023% due 11/18/21 †	$1,000,000	$999,825

Total short-term U.S. government and agency obligations (cost $999,913)		$999,825

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/09/21	336,192,517	$3,026,597	$(41,036)
Yen with UBS AG	07/09/21	246,112,756	2,215,648	(29,810)

			Total Unrealized Depreciation	$(70,846)

Contracts to Sell
Yen with UBS AG	07/09/21	(13,400,000)	$(120,635)	$592

			Total Unrealized Appreciation	$592

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$307	$62	$663	$8,929

Expenses
Management fee	6,262	6,601	12,911	13,842

Total expenses	6,262	6,601	12,911	13,842

Net investment income (loss)	(5,955)	(6,539)	(12,248)	(4,913)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(140,007)	(106,753)	(279,474)	(115,236)

Net realized gain (loss)	(140,007)	(106,753)	(279,474)	(115,236)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	118,748	68,867	(137,341)	49,628
Short-term U.S. government and agency obligations	(132)	—	(88)	(74)

Change in net unrealized appreciation (depreciation)	118,616	68,867	(137,429)	49,554

Net realized and unrealized gain (loss)	(21,391)	(37,886)	(416,903)	(65,682)

Net income (loss)	$(27,346)	$(44,425)	$(429,151)	$(70,595)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,587,694	$2,808,780	$2,989,499	$5,580,964

Redemption of –, –, – and 50,000 shares, respectively	—	—	—	(2,746,014)

Net addition (redemption) of –, –, – and (50,000) shares, respectively	—	—	—	(2,746,014)

Net investment income (loss)	(5,955)	(6,539)	(12,248)	(4,913)
Net realized gain (loss)	(140,007)	(106,753)	(279,474)	(115,236)
Change in net unrealized appreciation (depreciation)	118,616	68,867	(137,429)	49,554

Net income (loss)	(27,346)	(44,425)	(429,151)	(70,595)

Shareholders’ equity, end of period	$2,560,348	$2,764,355	$2,560,348	$2,764,355

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(429,151)	$(70,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,499,740)	(99,700)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	500,000	1,911,000
Net amortization and accretion on short-term U.S. government and agency obligations	(173)	(3,270)
Change in unrealized appreciation (depreciation) on investments	137,429	(49,554)
Decrease (Increase) in interest receivable	44	4,445
Increase (Decrease) in payable to Sponsor	(346)	(2,307)

Net cash provided by (used in) operating activities	(1,291,937)	1,690,019

Cash flow from financing activities
Payment on shares redeemed	—	(2,746,014)

Net cash provided by (used in) financing activities	—	(2,746,014)

Net increase (decrease) in cash	(1,291,937)	(1,055,995)
Cash, beginning of period	2,924,696	3,783,138

Cash, end of period	$1,632,759	$2,727,143

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Cash	$2,174,027	$2,133,707
Segregated cash balances with brokers for futures contracts	120,780	100,320
Receivable on open futures contracts	11,590	—
Interest receivable	87	119

Total assets	2,306,484	2,234,146

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	9,118
Payable to Sponsor	1,733	2,370
Non-recurring fees and expenses payable	19	19

Total liabilities	1,752	11,507

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,304,732	2,222,639

Total liabilities and shareholders’ equity	$2,306,484	$2,234,146

Shares outstanding	50,000	50,000

Net asset value per share	$46.09	$44.45

Market value per share (Note 2)	$45.96	$43.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires September 2021	61	$4,573,780	$125,393
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$260	$42	$518	$20,096

Expenses
Management fee	5,192	14,888	10,331	30,018
Brokerage commissions	374	1,339	760	2,838

Total expenses	5,566	16,227	11,091	32,856

Net investment income (loss)	(5,306)	(16,185)	(10,573)	(12,760)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,133)	(1,037,904)	(171,677)	(366,954)

Net realized gain (loss)	(7,133)	(1,037,904)	(171,677)	(366,954)

Change in net unrealized appreciation (depreciation) on
Futures contracts	58,291	(562,236)	264,343	385,350
Short-term U.S. government and agency obligations	—	—	—	(206)

Change in net unrealized appreciation (depreciation)	58,291	(562,236)	264,343	385,144

Net realized and unrealized gain (loss)	51,158	(1,600,140)	92,666	18,190

Net income (loss)	$45,852	$(1,616,325)	$82,093	$5,430

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,258,880	$7,230,367	$2,222,639	$5,608,612

Net investment income (loss)	(5,306)	(16,185)	(10,573)	(12,760)
Net realized gain (loss)	(7,133)	(1,037,904)	(171,677)	(366,954)
Change in net unrealized appreciation (depreciation)	58,291	(562,236)	264,343	385,144

Net income (loss)	45,852	(1,616,325)	82,093	5,430

Shareholders’ equity, end of period	$2,304,732	$5,614,042	$2,304,732	$5,614,042

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$82,093	$5,430
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(498,498)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	4,436,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(6,234)
Change in unrealized appreciation (depreciation) on investments	—	206
Decrease (Increase) in receivable on futures contracts	(11,590)	—
Decrease (Increase) in interest receivable	32	1,051
Increase (Decrease) in payable to Sponsor	(637)	(313)
Increase (Decrease) in payable on futures contracts	(9,118)	27,662

Net cash provided by (used in) operating activities	60,780	3,965,304

Net increase (decrease) in cash	60,780	3,965,304
Cash, beginning of period	2,234,027	1,717,873

Cash, end of period	$2,294,807	$5,683,177

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $32,997,154 and $–, respectively)	$32,996,370	$—
Cash	30,202,202	74,317,150
Segregated cash balances with brokers for futures contracts	16,742,716	22,608,223
Segregated cash balances with brokers for swap agreements	—	188,000
Receivable on open futures contracts	28,329	60,902
Interest receivable	1,479	3,299

Total assets	79,971,096	97,177,574

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	499,834	257,410
Brokerage commissions and f utures account fees payable	12,516	—
Payable to Sponsor	58,336	80,580
Non-recurring fees and expenses payable	351	351

Total liabilities	571,037	338,341

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	79,400,059	96,839,233

Total liabilities and shareholders’ equity	$79,971,096	$97,177,574

Shares outstanding (Note 1)	4,383,799	2,084,971

Net asset value per share (Note 1)	$18.11	$46.45

Market value per share (Note 1)(Note 2)	$18.11	$46.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21	$5,000,000	$4,999,694
0.034% due 09/16/21	20,000,000	19,998,076
0.043% due 11/18/21	8,000,000	7,998,600

Total short-term U.S. government and agency obligations (cost $32,997,154)		$32,996,370

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2021	720	$52,394,400	$(2,870,473)
WTI Crude Oil - NYMEX, expires December 2021	764	53,579,320	(9,868,519)
WTI Crude Oil - NYMEX, expires June 2022	794	52,832,760	(6,205,625)

			$(18,944,617)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$18,343	$6,209	$29,178	$254,918

Expenses
Management fee	181,035	348,900	402,298	551,269
Brokerage commissions	28,581	346,732	71,625	423,785
F utures account fees	17,468	93,303	65,180	93,303

Total expenses	227,084	788,935	539,103	1,068,357

Net investment income (loss)	(208,741)	(782,726)	(509,925)	(813,439)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(26,010,421)	(6,718,825)	(75,188,186)	(214,136)
Swap agreements	—	(228,522)	—	44,940,811
Short-term U.S. government and agency obligations	—	—	—	(20)

Net realized gain (loss)	(26,010,421)	(6,947,347)	(75,188,186)	44,726,655

Change in net unrealized appreciation (depreciation) on
Futures contracts	(9,944,438)	(55,392,539)	(4,307,804)	(555,459)
Swap agreements	—	(19,802,897)	—	1,938,253
Short-term U.S. government and agency obligations	(2,994)	(6,289)	(784)	(3,162)

Change in net unrealized appreciation (depreciation)	(9,947,432)	(75,201,725)	(4,308,588)	1,379,632

Net realized and unrealized gain (loss)	(35,957,853)	(82,149,072)	(79,496,774)	46,106,287

Net income (loss)	$(36,166,594)	$(82,931,798)	$(80,006,699)	$45,292,848

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$91,718,390	$100,094,023	$96,839,233	$125,451,681

Addition of 1,937,500, 4,750,000, 3,887,500 and 5,587,500 shares, respectively (Note 1)	43,181,460	597,199,474	107,484,439	668,428,949
Redemption of 738,672, 3,650,000, 1,588,672 and 6,550,000 shares, respectively (Note 1)	(19,333,197)	(496,539,801)	(44,916,914)	(721,351,580)

Net addition (redemption) of 1,198,828, 1,100,000, 2,298,828 and (962,500) shares, respectively (Note 1)	23,848,263	100,659,673	62,567,525	(52,922,631)

Net investment income (loss)	(208,741)	(782,726)	(509,925)	(813,439)
Net realized gain (loss)	(26,010,421)	(6,947,347)	(75,188,186)	44,726,655
Change in net unrealized appreciation (depreciation)	(9,947,432)	(75,201,725)	(4,308,588)	1,379,632

Net income (loss)	(36,166,594)	(82,931,798)	(80,006,699)	45,292,848

Shareholders’ equity, end of period	$79,400,059	$117,821,898	$79,400,059	$117,821,898

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(80,006,699)	$45,292,848
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(92,987,219)	(32,897,274)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	60,000,000	95,246,647
Net amortization and accretion on short-term U.S. government and agency obligations	(9,935)	(153,272)
Net realized gain (loss) on investments	—	20
Change in unrealized appreciation (depreciation) on investments	784	(1,935,091)
Decrease (Increase) in receivable on futures contracts	32,573	(7,541,741)
Decrease (Increase) in interest receivable	1,820	49,379
Increase (Decrease) in payable to Sponsor	(22,244)	(6,937)
Increase (Decrease) in brokerage commissions and f utures account fees payable	12,516	—
Increase (Decrease) in payable on futures contracts	242,424	7,318,957

Net cash provided by (used in) operating activities	(112,735,980)	105,373,536

Cash flow from financing activities
Proceeds from addition of shares	107,484,439	664,462,079
Payment on shares redeemed	(44,916,914)	(721,351,580)

Net cash provided by (used in) financing activities	62,567,525	(56,889,501)

Net increase (decrease) in cash	(50,168,455)	48,484,035
Cash, beginning of period	97,113,373	61,909,177

Cash, end of period	$46,944,918	$110,393,212

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $40,996,636 and $9,999,612, respectively)	$40,995,644	$9,999,861
Cash	46,191,540	12,600,775
Segregated cash balances with brokers for futures contracts	12,424,774	6,546,607
Interest receivable	1,845	548
Total assets	99,613,803	29,147,791
Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	–	2,604,177
Payable on open futures contracts	2,013,196	1,543,700
Brokerage commissions and f utures account fees payable	9,927	–
Payable to Sponsor	65,240	22,029
Non-recurring fees and expenses payable	140	140
Total liabilities	2,088,503	4,170,046
Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	97,525,300	24,977,745
Total liabilities and shareholders’ equity	$99,613,803	$29,147,791
Shares outstanding	4,524,832	524,832
Net asset value per share	$21.55	$47.59
Market value per share (Note 2)	$20.44	$47.38
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations

(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21	$4,000,000	$3,999,755
0.034% due 09/16/21	30,000,000	29,997,114
0.043% due 11/18/21	7,000,000	6,998,775
Total short-term U.S. government and agency obligations
(cost $40,996,636)		$40,995,644

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value

Natural Gas - NYMEX, expires September 2021	5,382	$195,043,680	$(17,418,146)
^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$7,750	$1,371	$15,633	$43,803

Expenses
Management fee	191,311	36,607	350,648	69,037
Brokerage commissions	96,343	46,462	182,023	78,743
Futures account fees	33,853	5,349	57,126	5,349

Total expenses	321,507	88,418	589,797	153,129

Net investment income (loss)	(313,757)	(87,047)	(574,164)	(109,326)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(10,305,304)	5,236,641	(16,664,698)	10,862,818
Short-term U.S. government and agency obligations	—	(550)	—	(550)

Net realized gain (loss)	(10,305,304)	5,236,091	(16,664,698)	10,862,268

Change in net unrealized appreciation (depreciation) on
Futures contracts	(33,691,003)	(2,773,687)	(17,797,456)	561,299
Short-term U.S. government and agency obligations	(2,758)	(952)	(1,241)	(327)

Change in net unrealized appreciation (depreciation)	(33,693,761)	(2,774,639)	(17,798,697)	560,972

Net realized and unrealized gain (loss)	(43,999,065)	2,461,452	(34,463,395)	11,423,240

Net income (loss)	$(44,312,822)	$2,374,405	$(35,037,559)	$11,313,914

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$69,459,275	$17,419,933	$24,977,745	$12,515,603

Addition of 3,450,000, 650,000, 7,550,000 and 1,200,000 shares, respectively	93,913,245	39,170,642	235,963,431	68,275,223
Redemption of 700,000, 500,000, 3,550,000 and 1,100,000 shares, respectively	(21,534,398)	(30,412,770)	(128,378,317)	(63,552,530)

Net addition (redemption) of 2,750,000, 150,000, 4,000,000 and 100,000 shares, respectively	72,378,847	8,757,872	107,585,114	4,722,693

Net investment income (loss)	(313,757)	(87,047)	(574,164)	(109,326)
Net realized gain (loss)	(10,305,304)	5,236,091	(16,664,698)	10,862,268
Change in net unrealized appreciation (depreciation)	(33,693,761)	(2,774,639)	(17,798,697)	560,972

Net income (loss)	(44,312,822)	2,374,405	(35,037,559)	11,313,914

Shareholders’ equity, end of period	$97,525,300	$28,552,210	$97,525,300	$28,552,210

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(35,037,559)	$11,313,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(94,989,543)	(12,989,707)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	64,000,000	16,159,778
Net amortization and accretion on short-term U.S. government and agency obligations	(7,481)	(15,964)
Net realized gain (loss) on investments	—	550
Change in unrealized appreciation (depreciation) on investments	1,241	327
Decrease (Increase) in interest receivable	(1,297)	5,305
Increase (Decrease) in payable to Sponsor	43,211	3,188
Increase (Decrease) in brokerage commissions and f utures account fees payable	9,927	—
Increase (Decrease) in payable on futures contracts	469,496	1,508,752

Net cash provided by (used in) operating activities	(65,512,005)	15,986,143

Cash flow from financing activities
Proceeds from addition of shares	235,963,431	64,914,691
Payment on shares redeemed	(130,982,494)	(63,552,530)

Net cash provided by (used in) financing activities	104,980,937	1,362,161

Net increase (decrease) in cash	39,468,932	17,348,304
Cash, beginning of period	19,147,382	7,370,891

Cash, end of period	$58,616,314	$24,719,195

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $27,997,218 and $9,999,612, respectively)	$27,996,580	$9,999,861
Cash	18,114,608	42,133,228
Segregated cash balances with brokers for foreign currency forward contracts	—	1,999,000
Unrealized appreciation on foreign currency forward contracts	2,806,798	5,705
Interest receivable	1,178	2,148

Total assets	48,919,164	54,139,942

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	36,956	43,974
Unrealized depreciation on foreign currency forward contracts	61,548	1,142,409
Non-recurring fees and expenses payable	220	220

Total liabilities	98,724	1,186,603

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	48,820,440	52,953,339

Total liabilities and shareholders’ equity	$48,919,164	$54,139,942

Shares outstanding	2,050,000	2,350,000

Net asset value per share	$23.81	$22.53

Market value per share (Note 2)	$23.82	$22.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21 †	$3,000,000	$2,999,816
0.340% due 09/16/21 †	10,000,000	9,999,039
0.039% due 10/21/21 †	10,000,000	9,998,600
0.043% due 11/18/21	5,000,000	4,999,125

Total short-term U.S. government and agency obligations (cost $27,997,218)		$27,996,580

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/09/21	950,000	$1,126,676	$(22,907)
Euro with UBS AG	07/09/21	2,380,000	2,822,621	(38,641)

			Total Unrealized Depreciation	$(61,548)

Contracts to Sell
Euro with Goldman Sachs International	07/09/21	(37,911,263)	$(44,961,810)	$1,331,194
Euro with UBS AG	07/09/21	(47,835,199)	(56,731,351)	1,475,604

			Total Unrealized Appreciation	$2,806,798

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$5,640	$68,027	$12,806	$467,684

Expenses
Management fee	114,680	213,631	238,718	477,073

Total expenses	114,680	213,631	238,718	477,073

Net investment income (loss)	(109,040)	(145,604)	(225,912)	(9,389)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(795,757)	(2,285,868)	(725,230)	(1,238,585)

Net realized gain (loss)	(795,757)	(2,285,868)	(725,230)	(1,238,585)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(509,443)	(1,212,465)	3,881,954	1,925,466
Short-term U.S. government and agency obligations	(1,727)	(57,218)	(887)	(4,898)

Change in net unrealized appreciation (depreciation)	(511,170)	(1,269,683)	3,881,067	1,920,568

Net realized and unrealized gain (loss)	(1,306,927)	(3,555,551)	3,155,837	681,983

Net income (loss)	$(1,415,967)	$(3,701,155)	$2,929,925	$672,594

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$54,932,137	$93,194,599	$52,953,339	$120,581,173

Addition of –, 150,000, 200,000 and 350,000 shares, respectively	—	4,304,184	4,613,244	10,058,250
Redemption of 200,000, 550,000, 500,000 and 1,900,000 shares, respectively	(4,695,730)	(14,948,663)	(11,676,068)	(52,463,052)

Net addition (redemption) of (200,000), (400,000), (300,000) and (1,550,000) shares, respectively	(4,695,730)	(10,644,479)	(7,062,824)	(42,404,802)

Net investment income (loss)	(109,040)	(145,604)	(225,912)	(9,389)
Net realized gain (loss)	(795,757)	(2,285,868)	(725,230)	(1,238,585)
Change in net unrealized appreciation (depreciation)	(511,170)	(1,269,683)	3,881,067	1,920,568

Net income (loss)	(1,415,967)	(3,701,155)	2,929,925	672,594

Shareholders’ equity, end of period	$48,820,440	$78,848,965	$48,820,440	$78,848,965

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$2,929,925	$672,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,991,234)	(141,766,749)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	52,000,000	145,685,000
Net amortization and accretion on short-term U.S. government and agency obligations	(6,372)	(320,957)
Change in unrealized appreciation (depreciation) on investments	(3,881,067)	(1,920,568)
Decrease (Increase) in interest receivable	970	59,730
Increase (Decrease) in payable to Sponsor	(7,018)	(35,967)

Net cash provided by (used in) operating activities	(18,954,796)	2,373,083

Cash flow from financing activities
Proceeds from addition of shares	4,613,244	10,058,250
Payment on shares redeemed	(11,676,068)	(52,463,052)

Net cash provided by (used in) financing activities	(7,062,824)	(42,404,802)

Net increase (decrease) in cash	(26,017,620)	(40,031,719)
Cash, beginning of period	44,132,228	44,280,278

Cash, end of period	$18,114,608	$4,248,559

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $11,998,536 and $–, respectively)	$11,998,320	$—
Cash	16,816,057	16,935,121
Segregated cash balances with brokers for futures contracts	1,561,500	1,503,750
Segregated cash balances with brokers for swap agreements	—	2,194,500
Unrealized appreciation on swap agreements	2,574,819	—
Receivable on open futures contracts	—	1,317
Interest receivable	653	742

Total assets	32,951,349	20,635,430

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	94,215	12,410
Brokerage commissions and f utures account fees payable	406	—
Payable to Sponsor	21,633	16,835
Unrealized depreciation on swap agreements	—	268,728
Non-recurring fees and expenses payable	81	81

Total liabilities	116,335	298,054

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,835,014	20,337,376

Total liabilities and shareholders’ equity	$32,951,349	$20,635,430

Shares outstanding	946,977	646,977

Net asset value per share	$34.67	$31.43

Market value per share (Note 2)	$34.69	$31.14

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.034% due 09/16/21 †	$4,000,000	$3,999,615
0.039% due 10/21/21 †	3,000,000	2,999,580
0.043% due 11/18/21	5,000,000	4,999,125

Total short-term U.S. government and agency obligations (cost $11,998,536)		$11,998,320

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2021	169	$29,940,040	$585,939
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/21	$(14,671,543)	$1,050,931
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/06/21	(9,598,230)	687,817
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/21	(11,477,443)	836,071

			Total Unrealized Appreciation	$2,574,819

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$3,176	$2,259	$6,138	$63,280

Expenses
Management fee	69,968	40,621	133,695	83,860
Brokerage commissions	2,283	1,659	5,873	3,763
F utures account fees	1,802	1,365	6,488	1,365

Total expenses	74,053	43,645	146,056	88,988

Net investment income (loss)	(70,877)	(41,386)	(139,918)	(25,708)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,050,237)	(1,667,192)	(715,255)	(3,695,858)
Swap agreements	(4,934,310)	(422,079)	(2,266,102)	(4,324,295)
Short-term U.S. government and agency obligations	—	—	169	—

Net realized gain (loss)	(6,984,547)	(2,089,271)	(2,981,188)	(8,020,153)

Change in net unrealized appreciation (depreciation) on
Futures contracts	546,794	(530,083)	782,869	111,030
Swap agreements	3,260,286	(2,106,843)	2,843,547	(72,160)
Short-term U.S. government and agency obligations	(1,027)	(2,005)	(216)	(827)

Change in net unrealized appreciation (depreciation)	3,806,053	(2,638,931)	3,626,200	38,043

Net realized and unrealized gain (loss)	(3,178,494)	(4,728,202)	645,012	(7,982,110)

Net income (loss)	$(3,249,371)	$(4,769,588)	$505,094	$(8,007,818)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$41,243,515	$20,569,044	$20,337,376	$21,047,560

Addition of 300,000, 150,000, 1,050,000 and 350,000 shares, respectively	10,071,690	5,742,206	37,362,906	15,431,847
Redemption of 450,000, 150,000, 750,000 and 300,000 shares, respectively	(15,230,820)	(5,690,619)	(25,370,362)	(12,620,546)

Net addition (redemption) of (150,000), –, 300,000 and 50,000 shares, respectively	(5,159,130)	51,587	11,992,544	2,811,301

Net investment income (loss)	(70,877)	(41,386)	(139,918)	(25,708)
Net realized gain (loss)	(6,984,547)	(2,089,271)	(2,981,188)	(8,020,153)
Change in net unrealized appreciation (depreciation)	3,806,053	(2,638,931)	3,626,200	38,043

Net income (loss)	(3,249,371)	(4,769,588)	505,094	(8,007,818)

Shareholders’ equity, end of period	$32,835,014	$15,851,043	$32,835,014	$15,851,043

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$505,094	$(8,007,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(30,995,460)	(14,982,323)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	18,999,936	19,371,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,843)	(33,878)
Net realized gain (loss) on investments	(169)	—
Change in unrealized appreciation (depreciation) on investments	(2,843,331)	72,987
Decrease (Increase) in receivable on futures contracts	1,317	(13,574)
Decrease (Increase) in interest receivable	89	11,031
Increase (Decrease) in payable to Sponsor	4,798	(4,065)
Increase (Decrease) in brokerage commissions and f utures account fees payable	406	—
Increase (Decrease) in payable on futures contracts	81,805	21,109

Net cash provided by (used in) operating activities	(14,248,358)	(3,565,531)

Cash flow from financing activities
Proceeds from addition of shares	37,362,906	15,431,847
Payment on shares redeemed	(25,370,362)	(12,620,546)

Net cash provided by (used in) financing activities	11,992,544	2,811,301

Net increase (decrease) in cash	(2,255,814)	(754,230)
Cash, beginning of period	20,633,371	9,895,915

Cash, end of period	$18,377,557	$9,141,685

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $16,998,891 and $–, respectively)	$16,997,804	$—
Cash	12,329,310	18,919,314
Segregated cash balances with brokers for futures contracts	2,707,500	1,503,250
Segregated cash balances with brokers for swap agreements	—	11,732,485
Unrealized appreciation on swap agreements	2,852,750	—
Receivable on open futures contracts	632	39,445
Interest receivable	510	814

Total assets	34,888,506	32,195,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,860	86,282
Brokerage commissions and f utures account fees payable	620	—
Payable to Sponsor	22,130	25,557
Unrealized depreciation on swap agreements	—	3,197,561
Non-recurring fees and expenses payable	133	133

Total liabilities	28,743	3,309,533

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,859,763	28,885,775

Total liabilities and shareholders’ equity	$34,888,506	$32,195,308

Shares outstanding (Note 1)	1,491,329	1,041,744

Net asset value per share (Note 1)	$23.37	$27.73

Market value per share (Note 1)(Note 2)	$23.28	$27.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21 †	$2,000,000	$1,999,878
0.034% due 09/16/21 †	3,000,000	2,999,711
0.013% due 10/21/21 †	9,000,000	8,998,740
0.043% due 11/18/21	3,000,000	2,999,475

Total short-term U.S. government and agency obligations
(cost $16,998,891)		$16,997,804

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2021	179	$23,443,630	$271,891
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/21	$(8,849,343)	$625,413
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/06/21	(11,715,662)	827,985
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/21	(9,263,439)	654,366
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/21	(16,415,733)	744,986

			Total Unrealized Appreciation	$2,852,750

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$2,678	$651	$5,795	$45,187

Expenses
Management fee	72,831	25,749	157,576	62,885
Brokerage commissions	3,824	3,940	11,268	7,921
F utures account fees	4,207	1,675	14,198	1,675

Total expenses	80,862	31,364	183,042	72,481

Net investment income (loss)	(78,184)	(30,713)	(177,247)	(27,294)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(216,957)	(912,847)	(1,453,150)	1,007,162
Swap agreements	(5,659,499)	(2,964,892)	(7,355,657)	(4,042,661)
Short-term U.S. government and agency obligations	—	—	85	—

Net realized gain (loss)	(5,876,456)	(3,877,739)	(8,808,722)	(3,035,499)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,005,003)	(1,735,991)	491,967	(132,984)
Swap agreements	2,081,517	(1,017,191)	6,050,311	1,570,073
Short-term U.S. government and agency obligations	(1,834)	(889)	(1,087)	(704)

Change in net unrealized appreciation (depreciation)	(925,320)	(2,754,071)	6,541,191	1,436,385

Net realized and unrealized gain (loss)	(6,801,776)	(6,631,810)	(2,267,531)	(1,599,114)

Net income (loss)	$(6,879,960)	$(6,662,523)	$(2,444,778)	$(1,626,408)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$45,144,664	$18,887,831	$28,885,775	$13,834,163

Addition of 300,000, 150,000, 2,750,000 and 200,000 shares, respectively (Note 1)	7,086,666	14,344,359	65,182,313	20,307,202
Redemption of 425,415, 150,000, 2,300,415 and 200,000 shares, respectively (Note 1)	(10,491,607)	(16,424,042)	(56,763,547)	(22,369,332)

Net addition (redemption) of (125,415), –, 449,585 and – shares, respectively (Note 1)	(3,404,941)	(2,079,683)	8,418,766	(2,062,130)

Net investment income (loss)	(78,184)	(30,713)	(177,247)	(27,294)
Net realized gain (loss)	(5,876,456)	(3,877,739)	(8,808,722)	(3,035,499)
Change in net unrealized appreciation (depreciation)	(925,320)	(2,754,071)	6,541,191	1,436,385

Net income (loss)	(6,879,960)	(6,662,523)	(2,444,778)	(1,626,408)

Shareholders’ equity, end of period	$34,859,763	$10,145,625	$34,859,763	$10,145,625

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(2,444,778)	$(1,626,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,995,436)	(4,386,261)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	22,999,988	13,574,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,358)	(25,576)
Net realized gain (loss) on investments	(85)	—
Change in unrealized appreciation (depreciation) on investments	(6,049,224)	(1,569,369)
Decrease (Increase) in receivable on futures contracts	38,813	(99,620)
Decrease (Increase) in interest receivable	304	3,305
Increase (Decrease) in payable to Sponsor	(3,427)	(1,854)
Increase (Decrease) in brokerage commissions and f utures account fees payable	620	—
Increase (Decrease) in payable on futures contracts	(80,422)	119,004

Net cash provided by (used in) operating activities	(25,537,005)	5,987,221

Cash flow from financing activities
Proceeds from addition of shares	65,182,313	20,307,202
Payment on shares redeemed	(56,763,547)	(22,369,332)

Net cash provided by (used in) financing activities	8,418,766	(2,062,130)

Net increase (decrease) in cash	(17,118,239)	3,925,091
Cash, beginning of period	32,155,049	6,646,212

Cash, end of period	$15,036,810	$10,571,303

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $11,998,935 and $–, respectively)	$11,998,399	$—
Cash	14,562,158	21,470,564
Segregated cash balances with brokers for foreign currency forward contracts	—	2,804,000
Unrealized appreciation on foreign currency forward contracts	835,758	7,008
Interest receivable	730	914

Total assets	27,397,045	24,282,486

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	21,280	19,348
Unrealized depreciation on foreign currency forward contracts	143,923	571,974
Non-recurring fees and expenses payable	94	94

Total liabilities	165,297	591,416

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,231,748	23,691,070

Total liabilities and shareholders’ equity	$27,397,045	$24,282,486

Shares outstanding	349,290	349,290

Net asset value per share	$77.96	$67.83

Market value per share (Note 2)	$77.98	$67.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.034% due 09/16/21	$5,000,000	$4,999,519
0.006% due 10/21/21 †	3,000,000	2,999,580
0.043% due 11/18/21	4,000,000	3,999,300

Total short-term U.S. government and agency obligations (cost $11,998,935)		$11,998,399

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Yen with Goldman Sachs International	07/09/21	995,120,000	$8,958,639	$(129,620)
Yen with UBS AG	07/09/21	152,800,000	1,375,593	(14,303)

			Total Unrealized Depreciation	$(143,923)

Contracts to Sell
Yen with Goldman Sachs International	07/09/21	(2,069,325,165)	$(18,629,249)	$245,525
Yen with UBS AG	07/09/21	(5,125,948,875)	(46,146,723)	590,233

			Total Unrealized Appreciation	$835,758

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$3,570	$5,143	$7,166	$131,326

Expenses
Management fee	72,446	64,430	138,999	148,867

Total expenses	72,446	64,430	138,999	148,867

Net investment income (loss)	(68,876)	(59,287)	(131,833)	(17,541)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,598,086	110,748	2,857,659	(395,772)

Net realized gain (loss)	1,598,086	110,748	2,857,659	(395,772)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,644,087)	70,456	1,256,801	(628,889)
Short-term U.S. government and agency obligations	(1,390)	(3,995)	(536)	(1,719)

Change in net unrealized appreciation (depreciation)	(1,645,477)	66,461	1,256,265	(630,608)

Net realized and unrealized gain (loss)	(47,391)	177,209	4,113,924	(1,026,380)

Net income (loss)	$(116,267)	$117,922	$3,982,091	$(1,043,921)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$34,921,840	$29,586,170	$23,691,070	$38,132,320

Addition of –, 50,000, 100,000 and 100,000 shares, respectively	—	3,849,992	7,132,412	7,806,745
Redemption of 100,000, 50,000, 100,000 and 200,000 shares, respectively	(7,573,825)	(3,767,050)	(7,573,825)	(15,108,110)

Net addition (redemption) of (100,000), –, – and (100,000) shares, respectively	(7,573,825)	82,942	(441,413)	(7,301,365)

Net investment income (loss)	(68,876)	(59,287)	(131,833)	(17,541)
Net realized gain (loss)	1,598,086	110,748	2,857,659	(395,772)
Change in net unrealized appreciation (depreciation)	(1,645,477)	66,461	1,256,265	(630,608)

Net income (loss)	(116,267)	117,922	3,982,091	(1,043,921)

Shareholders’ equity, end of period	$27,231,748	$29,787,034	$27,231,748	$29,787,034

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$3,982,091	$(1,043,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(33,495,479)	(33,756,620)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	21,500,000	38,374,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,456)	(74,323)
Change in unrealized appreciation (depreciation) on investments	(1,256,265)	630,608
Decrease (Increase) in interest receivable	184	18,673
Increase (Decrease) in payable to Sponsor	1,932	(10,267)

Net cash provided by (used in) operating activities	(9,270,993)	4,138,150

Cash flow from financing activities
Proceeds from addition of shares	7,132,412	7,806,745
Payment on shares redeemed	(7,573,825)	(15,108,110)

Net cash provided by (used in) financing activities	(441,413)	(7,301,365)

Net increase (decrease) in cash	(9,712,406)	(3,163,215)
Cash, beginning of period	24,274,564	12,507,112

Cash, end of period	$14,562,158	$9,343,897

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $24,997,778 and $44,999,073, respectively)	$24,996,316	$44,999,732
Cash	47,778,503	14,723,084
Segregated cash balances with brokers for futures contracts	18,421,200	13,079,750
Receivable from capital shares sold	1,525,868	—
Receivable on open futures contracts	110,590	247,077
Interest receivable	2,007	643

Total assets	92,834,484	73,050,286

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	915,787
Payable on open futures contracts	102,601	—
Brokerage commissions and f utures account fees payable	12,495	10,395
Payable to Sponsor	56,654	49,009

Total liabilities	171,750	975,191

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	92,662,734	72,075,095

Total liabilities and shareholders’ equity	$92,834,484	$73,050,286

Shares outstanding	3,037,403	1,962,403

Net asset value per share	$30.51	$36.73

Market value per share (Note 2)	$30.54	$36.70

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.017% due 08/19/21	$3,000,000	$2,999,816
0.006% due 10/21/21	10,000,000	9,998,600
0.042% due 11/18/21	12,000,000	11,997,900

Total short-term U.S. government and agency obligations (cost $24,997,778)		$24,996,316

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2021	747	$16,325,237	$(1,672,567)
VIX Futures - Cboe, expires November 2021	1,379	30,695,161	(2,786,476)
VIX Futures - Cboe, expires December 2021	1,379	30,859,951	(1,301,729)
VIX Futures - Cboe, expires January 2022	632	14,775,781	(74,215)

			$(5,834,987)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$8,349	$27,603	$18,573	$185,901

Expenses
Management fee	187,266	124,276	365,346	218,560
Brokerage commissions	16,096	16,684	27,408	32,623
F utures account fees	32,131	20,356	57,763	20,511

Total expenses	235,493	161,316	450,517	271,694

Net investment income (loss)	(227,144)	(133,713)	(431,944)	(85,793)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,405,542)	13,196,415	(10,866,226)	20,952,940

Net realized gain (loss)	(14,405,542)	13,196,415	(10,866,226)	20,952,940

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,575,301	(12,292,490)	(4,701,371)	3,670,640
Short-term U.S. government and agency obligations	(3,271)	(21,043)	(2,121)	(1,303)

Change in net unrealized appreciation (depreciation)	3,572,030	(12,313,533)	(4,703,492)	3,669,337

Net realized and unrealized gain (loss)	(10,833,512)	882,882	(15,569,718)	24,622,277

Net income (loss)	$(11,060,656)	$749,169	$(16,001,662)	$24,536,484

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$75,122,747	$45,034,386	$72,075,095	$45,986,584

Addition of 1,025,000, 725,000, 1,425,000 and 1,100,000 shares, respectively	33,730,245	29,558,030	49,610,239	40,266,091
Redemption of 150,000, 425,000, 350,000 and 1,800,000 shares, respectively	(5,129,602)	(16,256,115)	(13,020,938)	(51,703,689)

Net addition (redemption) of 875,000, 300,000, 1,075,000 and (700,000) shares, respectively	28,600,643	13,301,915	36,589,301	(11,437,598)

Net investment income (loss)	(227,144)	(133,713)	(431,944)	(85,793)
Net realized gain (loss)	(14,405,542)	13,196,415	(10,866,226)	20,952,940
Change in net unrealized appreciation (depreciation)	3,572,030	(12,313,533)	(4,703,492)	3,669,337

Net income (loss)	(11,060,656)	749,169	(16,001,662)	24,536,484

Shareholders’ equity, end of period	$92,662,734	$59,085,470	$92,662,734	$59,085,470

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(16,001,662)	$24,536,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(72,990,517)	(56,521,597)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	93,000,000	37,600,000
Net amortization and accretion on short-term U.S. government and agency obligations	(8,188)	(93,897)
Change in unrealized appreciation (depreciation) on investments	2,121	1,303
Decrease (Increase) in receivable on futures contracts	136,487	—
Decrease (Increase) in interest receivable	(1,364)	32,263
Increase (Decrease) in payable to Sponsor	7,645	16,037
Increase (Decrease) in brokerage commissions and f utures account fees payable	2,100	7,125
Increase (Decrease) in payable on futures contracts	102,601	666,116

Net cash provided by (used in) operating activities	4,249,223	6,243,834

Cash flow from financing activities
Proceeds from addition of shares	48,084,371	40,266,091
Payment on shares redeemed	(13,936,725)	(51,703,689)

Net cash provided by (used in) financing activities	34,147,646	(11,437,598)

Net increase (decrease) in cash	38,396,869	(5,193,764)
Cash, beginning of period	27,802,834	33,130,653

Cash, end of period	$66,199,703	$27,936,889

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $107,996,106 and $84,998,436, respectively)	$107,991,823	$84,999,583
Cash	36,614,451	71,736,247
Segregated cash balances with brokers for futures contracts	128,565,000	134,825,900
Receivable on open futures contracts	1,977,818	2,295,585
Interest receivable	1,693	2,815

Total assets	275,150,785	293,860,130

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,587,734	231,900
Brokerage commissions and f utures account fees payable	65,892	81,049
Payable to Sponsor	144,484	156,632

Total liabilities	2,798,110	469,581

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	272,352,675	293,390,549

Total liabilities and shareholders’ equity	$275,150,785	$293,860,130

Shares outstanding (Note 1)	11,307,826	5,331,579

Net asset value per share (Note 1)	$24.09	$55.03

Market value per share (Note 1)(Note 2)	$24.08	$54.96

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.075% due 07/15/21	$25,000,000	$24,999,563
0.017% due 08/19/21	50,000,000	49,996,940
0.010% due 10/14/21	25,000,000	24,996,720
0.043% due 11/18/21	8,000,000	7,998,600

Total short-term U.S. government and agency obligations (cost $107,996,106)		$107,991,823

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2021	7,861	$140,737,841	$(16,150,492)
VIX Futures - Cboe, expires August 2021	6,655	131,427,599	(4,646,675)

			$(20,797,167)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest	$40,988	$122,772	$79,448	$1,082,847

Expenses
Management fee	669,363	398,044	1,494,823	1,024,560
Brokerage commissions	94,839	60,097	267,497	244,857
F utures account fees	174,368	108,253	439,514	113,027

Total expenses	938,570	566,394	2,201,834	1,382,444

Net investment income (loss)	(897,582)	(443,622)	(2,122,386)	(299,597)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(175,846,641)	(845,717)	(252,481,234)	324,892,071

Net realized gain (loss)	(175,846,641)	(845,717)	(252,481,234)	324,892,071

Change in net unrealized appreciation (depreciation) on
Futures contracts	39,005,837	(51,742,832)	(14,433,077)	16,040,198
Short-term U.S. government and agency obligations	(13,490)	(126,138)	(5,430)	(6,924)

Change in net unrealized appreciation (depreciation)	38,992,347	(51,868,970)	(14,438,507)	16,033,274

Net realized and unrealized gain (loss)	(136,854,294)	(52,714,687)	(266,919,741)	340,925,345

Net income (loss)	$(137,751,876)	$(53,158,309)	$(269,042,127)	$340,625,748

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$349,578,758	$223,055,354	$293,390,549	$279,792,503

Addition of 3,925,000, 968,750, 10,256,250 and 2,668,750 shares, respectively (Note 1)	124,484,014	108,202,585	451,376,724	186,459,674
Redemption of 1,992,503, 456,250, 4,280,003 and 6,375,000 shares, respectively (Note 1)	(63,958,221)	(56,756,455)	(203,372,471)	(585,534,750)

Net addition (redemption) of 1,932,497, 512,500, 5,976,247 and (3,706,250) shares, respectively (Note 1)	60,525,793	51,446,130	248,004,253	(399,075,076)

Net investment income (loss)	(897,582)	(443,622)	(2,122,386)	(299,597)
Net realized gain (loss)	(175,846,641)	(845,717)	(252,481,234)	324,892,071
Change in net unrealized appreciation (depreciation)	38,992,347	(51,868,970)	(14,438,507)	16,033,274

Net income (loss)	(137,751,876)	(53,158,309)	(269,042,127)	340,625,748

Shareholders’ equity, end of period	$272,352,675	$221,343,175	$272,352,675	$221,343,175

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(269,042,127)	$340,625,748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(330,954,205)	(200,571,287)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	308,000,000	235,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(43,465)	(556,687)
Change in unrealized appreciation (depreciation) on investments	5,430	6,924
Decrease (Increase) in receivable on futures contracts	317,767	909,042
Decrease (Increase) in interest receivable	1,122	115,060
Increase (Decrease) in payable to Sponsor	(12,148)	32,318
Increase (Decrease) in brokerage commissions and f utures account fees payable	(15,157)	38,382
Increase (Decrease) in payable on futures contracts	2,355,834	(4,946,520)

Net cash provided by (used in) operating activities	(289,386,949)	370,652,980

Cash flow from financing activities
Proceeds from addition of shares	451,376,724	186,459,674
Payment on shares redeemed	(203,372,471)	(585,534,750)

Net cash provided by (used in) financing activities	248,004,253	(399,075,076)

Net increase (decrease) in cash	(41,382,696)	(28,422,096)
Cash, beginning of period	206,562,147	194,935,341

Cash, end of period	$165,179,451	$166,513,245

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,461,838,252 and $1,034,967,523, respectively)	$2,461,730,254	$1,034,986,384
Cash	837,010,929	1,651,161,384
Segregated cash balances with brokers for futures contracts	1,212,636,537	1,491,618,088
Segregated cash balances with brokers for foreign currency forward contracts	—	5,716,000
Segregated cash balances with brokers for swap agreements	—	107,967,985
Unrealized appreciation on swap agreements	45,175,073	80,135,841
Unrealized appreciation on foreign currency forward contracts	3,646,551	169,051
Receivable from capital shares sold	26,983,201	49,086,388
Receivable on open futures contracts	107,886,797	108,851,000
Interest receivable	86,353	66,871

Total assets	4,695,155,695	4,529,758,992

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	733,826	18,280,444
Payable on open futures contracts	18,349,282	27,874,393
Brokerage commissions and f utures account fees payable	536,694	691,005
Payable to Sponsor	3,303,154	3,407,672
Unrealized depreciation on swap agreements	99,781,772	3,491,096
Unrealized depreciation on foreign currency forward contracts	515,216	1,714,898
Securities purchased payable	167,040,817	—
Non-recurring fees and expenses payable	48,070	48,070

Total liabilities	290,308,831	55,507,578

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,404,846,864	4,474,251,414

Total liabilities and shareholders’ equity	$4,695,155,695	$4,529,758,992

Shares outstanding (Note 1)	106,498,980	228,676,695

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020*	2021	2020*
Investment Income
Interest	$536,552	$1,023,264	$1,086,294	$8,522,978
Expenses
Management fee	10,325,523	7,818,372	22,494,533	13,657,176
Brokerage commissions	1,992,098	2,257,884	4,895,898	4,004,340
F utures account fees	1,696,496	1,697,175	4,549,900	1,748,553

Total expenses	14,014,117	11,773,431	31,940,331	19,410,069

Net investment income (loss)	(13,477,565)	(10,750,167)	(30,854,037)	(10,887,091)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(653,015,480)	(33,459,658)	(1,187,149,284)	281,718,169
Swap agreements	155,633,013	(688,092,389)	211,397,494	(967,431,474)
Options	—	—	—	(9,707,000)
Foreign currency forward contracts	757,734	(2,300,508)	1,921,025	(1,821,496)
Short-term U.S. government and agency obligations	2,137	120,464	21,898	296,898

Net realized gain (loss)	(496,622,596)	(723,732,091)	(973,808,867)	(696,944,903)

Change in net unrealized appreciation (depreciation) on
Futures contracts	328,994,435	148,611,325	71,883,297	428,141,480
Swap agreements	8,316,702	317,649,402	(131,251,444)	(23,462,512)
Foreign currency forward contracts	(2,047,874)	(975,734)	4,677,182	1,222,279
Short-term U.S. government and agency obligations	(233,144)	(1,031,867)	(126,859)	(70,750)

Change in net unrealized appreciation (depreciation)	335,030,119	464,253,126	(54,817,824)	405,830,497

Net realized and unrealized gain (loss)	(161,592,477)	(259,478,965)	(1,028,626,691)	(291,114,406)

Net income (loss)	$(175,070,042)	$(270,229,132)	$(1,059,480,728)	$(302,001,497)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020,
and ProShares UltraPro 3x Short Crude Oil ETF through
April 13
, 2020, the date of liquidation
, respectively
.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020*	2021	2020*
Shareholders’ equity, beginning of period	$4,534,203,653	$2,746,301,966	$4,474,251,414	$2,356,325,101

Addition of 27,542,500, 91,670,750, 74,603,750 and 321,778,250 shares, respectively (Note 1)	913,598,315	3,679,537,876	3,948,096,111	6,764,199,037
Redemption of 19,336,261, 231,421,123, 56,988,761 and 275,369,873 shares, respectively (Note 1)	(867,885,062)	(2,102,852,020)	(2,958,019,933)	(4,765,763,951)

Net addition (redemption) of 8,206,239, (139,750,373), 17,614,989 and 46,408,377 shares, respectively (Note 1)	45,713,253	1,576,685,856	990,076,178	1,998,435,086

Net investment income (loss)	(13,477,565)	(10,750,167)	(30,854,037)	(10,887,091)
Net realized gain (loss)	(496,622,596)	(723,732,091)	(973,808,867)	(696,944,903)
Change in net unrealized appreciation (depreciation)	335,030,119	464,253,126	(54,817,824)	405,830,497

Net income (loss)	(175,070,042)	(270,229,132)	(1,059,480,728)	(302,001,497)

Shareholders’ equity, end of period	$4,404,846,864	$4,052,758,690	$4,404,846,864	$4,052,758,690

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020,
and ProShares UltraPro 3x Short Crude Oil ETF through
April 13
, 2020, the date of liquidation
, respectively
.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020*
Cash flow from operating activities
Net income (loss)	$(1,059,480,728)	$(302,001,497)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,451,274,846)	(2,127,562,658)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,024,989,152	2,565,919,168
Net amortization and accretion on short-term U.S. government and agency obligations	(563,137)	(5,099,914)
Net realized gain (loss) on investments	(21,898)	(296,898)
Change in unrealized appreciation (depreciation) on investments	126,701,121	22,310,983
Decrease (Increase) in securities sold receivable	—	(3,715,089)
Decrease (Increase) in receivable on futures contracts	964,203	(240,436,893)
Decrease (Increase) in interest receivable	(19,482)	827,864
Increase (Decrease) in payable to Sponsor	(104,518)	1,240,353
Increase (Decrease) in brokerage commissions and futures account fees payable	(154,311)	447,958
Increase (Decrease) in payable on futures contracts	(9,525,111)	99,068,861
Increase (Decrease) in securities purchased payable	167,040,817	—

Net cash provided by (used in) operating activities	(2,201,448,738)	10,702,238

Cash flow from financing activities
Proceeds from addition of shares	3,970,199,298	6,687,250,857
Payment on shares redeemed	(2,975,566,551)	(4,693,302,954)

Net cash provided by (used in) financing activities	994,632,747	1,993,947,903

Net increase (decrease) in cash	(1,206,815,991)	2,004,650,141
Cash, beginning of period	3,256,463,457	1,190,195,205

Cash, end of period	$2,049,647,466	$3,194,845,346

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020,
and ProShares UltraPro 3x Short Crude Oil ETF through
April 13
, 2020, the date of liquidation
, respectively
.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
NOTE 1—ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the six months ended June 30, 2021, and during the year ended December 31, 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares Ultra Bloomberg Crude Oil	April 20, 2020	1-for-25 reverse Share split	April 21, 2020

ProShares Ultra Bloomberg Natural Gas	April 20, 2020	1-for-10 reverse Share split	April 21, 2020

ProShares Ultra VIX Short-Term Futures ETF	May 25, 2021	1-for-10 reverse Share split	May 26, 2021

ProShares UltraShort Bloomberg Crude Oil	May 25, 2021	1-for-4 reverse Share split	May 26, 2021

ProShares UltraShort Silver	May 25, 2021	1-for-4 reverse Share split	May 26, 2021

ProShares VIX Short-Term Futures ETF	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
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

Statements of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated June 30, 2021 and 2020, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times
o
f the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2021 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date

Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 30, 2021

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 30, 2021

Ultra Bloomberg Crude Oil, Ultra Bloomberg Natural Gas, UltraShort Bloomberg Crude Oil and UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2021

Short Euro, Ultra Euro, Ultra Yen, UltraShort Australian Dollar, UltraShort Euro and UltraShort Yen	3:00 p.m.	4:00 p.m.	June 30, 2021

Short VIX Short-Term Futures ETF**, Ultra VIX Short-Term Futures ETF**, VIX Mid-Term Futures ETF** and VIX Short-Term Futures ETF**	2:00 p.m.	4:00 p.m.	June 30, 2021

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2021.

**	On Monday, October 26, 2020 each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time).

Please see Note 8 in these Notes to Financial Statements for more information.
Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2021.

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

The following table summarizes the valuation of investments at June 30, 2021 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$51,551	$—	$—	$51,551
ProShares Short VIX Short-Term Futures ETF	204,974,762	37,180,266	—	—	242,155,028
ProShares Ultra Bloomberg Crude Oil	932,884,626	316,052,610	—	39,747,504	1,288,684,740
ProShares Ultra Bloomberg Natural Gas	29,996,554	17,050,742	—	—	47,047,296
ProShares Ultra Euro	999,939	—	(235,496)	—	764,443
ProShares Ultra Gold	215,975,683	(4,255,713)	—	(22,651,877)	189,068,093
ProShares Ultra Silver	589,938,544	(15,029,699)	—	(77,129,895)	497,778,950
ProShares Ultra VIX Short-Term Futures ETF	209,989,065	(88,784,594)	—	—	121,204,471
ProShares Ultra Yen	999,825	—	(70,254)	—	929,571
ProShares UltraShort Australian Dollar	—	125,393	—	—	125,393
ProShares UltraShort Bloomberg Crude Oil	32,996,370	(18,944,617)	—	—	14,051,753
ProShares UltraShort Bloomberg Natural Gas	40,995,644	(17,418,146)	—	—	23,577,498
ProShares UltraShort Euro	27,996,580	—	2,745,250	—	30,741,830
ProShares UltraShort Gold	11,998,320	585,939	—	2,574,819	15,159,078
ProShares UltraShort Silver	16,997,804	271,891	—	2,852,750	20,122,445
ProShares UltraShort Yen	11,998,399	—	691,835	—	12,690,234
ProShares VIX Mid-Term Futures ETF	24,996,316	(5,834,987)	—	—	19,161,329
ProShares VIX Short-Term Futures ETF	107,991,823	(20,797,167)	—	—	87,194,656

Total Trust	$2,461,730,254	$200,253,469	$3,131,335	$(54,606,699)	$2,610,508,359

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total

ProShares Short Euro	$—	$(44,626)	$—	$—	$(44,626)
ProShares Short VIX Short-Term Futures ETF	69,999,639	8,348,783	—	—	78,348,422
ProShares Ultra Bloomberg Crude Oil	219,998,394	144,564,039	—	18,242,195	382,804,628
ProShares Ultra Bloomberg Natural Gas	29,999,889	6,500,721	—	—	36,500,610
ProShares Ultra Euro	—	—	88,736	—	88,736
ProShares Ultra Gold	74,999,467	2,646,874	—	5,140,980	82,787,321
ProShares Ultra Silver	244,993,989	37,190,212	—	56,752,666	338,936,867
ProShares Ultra VIX Short-Term Futures ETF	244,995,969	(48,524,666)	—	(24,807)	196,446,496
ProShares Ultra Yen	—	—	67,087	—	67,087
ProShares UltraShort Australian Dollar	—	(138,950)	—	—	(138,950)
ProShares UltraShort Bloomberg Crude Oil	—	(14,636,813)	—	—	(14,636,813)

ProShares UltraShort Bloomberg Natural Gas	$9,999,861	$379,310	$–	$–	$10,379,171
ProShares UltraShort Euro	9,999,861	–	(1,136,704)	–	8,863,157
ProShares UltraShort Gold	–	(196,930)	–	(268,728)	(465,658)
ProShares UltraShort Silver	–	(220,076)	–	(3,197,561)	(3,417,637)
ProShares UltraShort Yen	–	–	(564,966)	–	(564,966)
ProShares VIX Mid-Term Futures ETF	44,999,732	(1,133,616)	–	–	43,866,116
ProShares VIX Short-Term Futures ETF	84,999,583	(6,364,090)	–	–	78,635,493

Total Trust	$1,034,986,384	$128,370,172	$(1,545,847)	$76,644,745	$1,238,455,454

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
Brokerage Commissions and

Futures Account
Fees
Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that ex
c
eed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.
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
New Accounting Pronouncement
In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides entities with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Funds will consider this optional guidance prospectively, if applicable.
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
All open derivative positions at period end
a
re reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objectives during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2021 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The counterparty/credit risk for cleared derivative transactions is g
e
nerally lower than for OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.
The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.

Fair Value of Derivative Instruments as of June 30, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$37,180,266	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			88,784,594	*
	ProShares VIX Mid-Term Futures ETF		—			5,834,987	*
	ProShares VIX Short-Term Futures ETF		—			20,797,167	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		355,800,114	*		—
	ProShares Ultra Bloomberg Natural Gas		17,050,742	*		—
	ProShares Ultra Gold		—			26,907,590	*
	ProShares Ultra Silver		—			92,159,594	*
	ProShares UltraShort Bloomberg Crude Oil		—			18,944,617	*
	ProShares UltraShort Bloomberg Natural Gas		—			17,418,146	*
	ProShares UltraShort Gold		3,160,758	*		—
	ProShares UltraShort Silver		3,124,641	*		—

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		$51,551	*		$—
	ProShares Ultra Euro		3,403			238,899
	ProShares Ultra Yen		592			70,846
	ProShares UltraShort Australian Dollar		125,393	*		—
	ProShares UltraShort Euro		2,806,798			61,548
	ProShares UltraShort Yen		835,758			143,923

		Total Trust	$420,140,016	*		$271,361,911	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,348,783	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			48,549,473	*
	ProShares VIX Mid-Term Futures ETF		147,915	*		1,281,531	*
	ProShares VIX Short-Term Futures ETF		—			6,364,090	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		162,806,234	*		—
	ProShares Ultra Bloomberg Natural Gas		6,500,721	*		—
	ProShares Ultra Gold		7,787,854	*		—
	ProShares Ultra Silver		93,942,878	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			14,636,813	*
	ProShares UltraShort Bloomberg Natural Gas		379,310	*		—
	ProShares UltraShort Gold		—			465,658	*
	ProShares UltraShort Silver		—			3,417,637	*

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		$—			$44,626	*
	ProShares Ultra Euro		89,103			367
	ProShares Ultra Yen		67,235			148
	ProShares UltraShort Australian Dollar		—			138,950	*
	ProShares UltraShort Euro		5,705			1,142,409
	ProShares UltraShort Yen		7,008			571,974
		Total Trust	$280,082,746	*		$76,613,676	*

The Effect of Derivative Instruments on the Statement of Operations For the three months ended June 30, 2021
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$109,337,017	$(13,290,409)
		ProShares Ultra VIX Short-Term Futures ETF	(854,529,061)	244,143,655
		ProShares VIX Mid-Term Futures ETF	(14,405,542)	3,575,301
		ProShares VIX Short-Term Futures ETF	(175,846,641)	39,005,837
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	320,505,659	157,999,797
		ProShares Ultra Bloomberg Natural Gas	4,901,288	28,350,804
		ProShares Ultra Gold	45,506,367	(33,461,145)
		ProShares Ultra Silver	116,370,479	(48,336,770)
		ProShares UltraShort Bloomberg Crude Oil	(26,010,421)	(9,944,438)

		ProShares UltraShort Bloomberg Natural Gas	$(10,305,304)	$(33,691,003)
		ProShares UltraShort Gold	(6,984,547)	3,807,080
		ProShares UltraShort Silver	(5,876,456)	(923,486)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward c ontracts
		ProShares Short Euro	(38,172)	17,623
		ProShares Ultra Euro	95,412	(13,092)
		ProShares Ultra Yen	(140,007)	118,748
		ProShares UltraShort Australian Dollar	(7,133)	58,291
		ProShares UltraShort Euro	(795,757)	(509,443)
		ProShares UltraShort Yen	1,598,086	(1,644,087)

		Total Trust	$(496,624,733)	$335,263,263

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the six months ended June 30, 2021
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreement s
		ProShares Short VIX Short-Term Futures ETF	$133,546,434	$28,831,483
		ProShares Ultra VIX Short-Term Futures ETF	(1,559,047,085)	(40,235,121)
		ProShares VIX Mid-Term Futures ETF	(10,866,226)	(4,701,371)
		ProShares VIX Short-Term Futures ETF	(252,481,234)	(14,433,077)
Commodities Contracts	Net r e alized gain (loss) on futures contracts, options and swap agreements/ changes in unrealized appreciation (depreciation) o n futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	654,856,887	192,993,880

		ProShares Ultra Bloomberg Natural Gas	$46,483,673	$10,550,021
		ProShares Ultra Gold	(5,741,765)	(34,695,444)
		ProShares Ultra Silver	121,281,030	(186,102,472)
		ProShares UltraShort Bloomberg Crude Oil	(75,188,186)	(4,307,804)
		ProShares UltraShort Bloomberg Natural Gas	(16,664,698)	(17,797,456)
		ProShares UltraShort Gold	(2,981,357)	3,626,416
		ProShares UltraShort Silver	(8,808,807)	6,542,278
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	31,221	96,177
		ProShares Ultra Euro	68,070	(324,232)
		ProShares Ultra Yen	(279,474)	(137,341)
		ProShares UltraShort Australian Dollar	(171,677)	264,343
		ProShares UltraShort Euro	(725,230)	3,881,954
		ProShares UltraShort Yen	2,857,659	1,256,801

		Total Trust	$(973,830,765)	$(54,690,965)

The Effect of Derivative Instruments on the Statement of Operations For the three months ended June 30, 2020
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$54,615,763	$(22,216,796)
		ProShares Ultra VIX Short-Term Futures ETF	(107,880,791)	(125,352,239)
		ProShares VIX Mid-Term Futures ETF	13,196,415	(12,292,490)
		ProShares VIX Short-Term Futures ETF	(845,717)	(51,742,832)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements

		ProShares Ultra Bloomberg Crude Oil	$(671,542,557)	$661,547,673
		ProShares Ultra Bloomberg Natural Gas	(16,111,161)	4,884,617
		ProShares Ultra Gold	4,365,328	25,953,698
		ProShares Ultra Silver	11,386,313	69,421,367
		ProShares UltraShort Bloomberg Crude Oil	(6,947,347)	(75,195,436)
		ProShares UltraShort Bloomberg Natural Gas	5,236,641	(2,773,687)
		ProShares UltraShort Gold	(2,089,271)	(2,636,926)
		ProShares UltraShort Silver	(3,877,739)	(2,753,182)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(20,020)	(20,804)
		ProShares Ultra Euro	(18,635)	97,408
		ProShares Ultra Yen	(106,753)	68,867
		ProShares UltraShort Australian Dollar	(1,037,904)	(562,236)
		ProShares UltraShort Euro	(2,285,868)	(1,212,465)
		ProShares UltraShort Yen	110,748	70,456

		Total Trust	$(723,852,555)	$465,284,993

The Effect of Derivative Instruments on the Statement of Operations For the six months ended June 30, 2020
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreement s
		ProShares Short VIX Short-Term Futures ETF	$(189,684,841)	$(1,242,994)
		ProShares Ultra VIX Short-Term Futures ETF	618,204,440	51,029,622
		ProShares VIX Mid-Term Futures ETF	20,952,940	3,670,640
		ProShares VIX Short-Term Futures ETF	324,892,071	16,040,198

Commodities Contracts	Net realized gain (loss) on futures contracts, options and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	$(1,177,133,823)	$338,771,123
		ProShares Ultra Bloomberg Natural Gas	(38,930,766)	417,794
		ProShares Ultra Gold	25,863,384	6,800,402
		ProShares Ultra Silver	7,688,659	(15,751,245)
		ProShares UltraPro 3x Crude Oil ETF*	(414,693,599)	(7,266,550)
		ProShares Ultra Pro 3x Short Crude Oil ETF*	83,293,001	8,358,056
		ProShares UltraShort Bloomberg Crude Oil	44,726,675	1,382,794
		ProShares UltraShort Bloomberg Natural Gas	10,862,818	561,299
		ProShares UltraShort Gold	(8,020,153)	38,870
		ProShares UltraShort Silver	(3,035,499)	1,437,089
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contract s
		ProShares Short Euro	(38,658)	46,520
		ProShares Ultra Euro	(71,903)	(123,926)
		ProShares Ultra Yen	(115,236)	49,628
		ProShares UltraShort Australian Dollar	(366,954)	385,350
		ProShares UltraShort Euro	(1,238,585)	1,925,466
		ProShares UltraShort Yen	(395,772)	(628,889)

		Total Trust	$(697,241,801)	$405,901,247

*
The operations
include the activity of ProShares UltraPro 3x Crude Oil ETF
through
April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13
, 2020, the date of liquidation
, respectively
.

Offsetting Assets and Liabilities
Each Fund is subject to master netting agreements or similar arrangements that allow for amounts owed between each Fund and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or s
i
milar arrangements do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2021.

Fair Values of Derivative Instruments as of June 30, 2021
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$39,747,504	$—	$39,747,504	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	3,403	—	3,403	238,899	—	238,899
ProShares Ultra Gold
Swap agreements	—	—	—	22,651,877	—	22,651,877
ProShares Ultra Silver
Swap agreements	—	—	—	77,129,895	—	77,129,895
ProShares Ultra Yen
Foreign currency forward contracts	592	—	592	70,846	—	70,846
ProShares UltraShort Euro
Foreign currency forward contracts	2,806,798	—	2,806,798	61,548	—	61,548
ProShares UltraShort Gold
Swap agreements	2,574,819	—	2,574,819	—	—	—
ProShares UltraShort Silver
Swap agreements	2,852,750	—	2,852,750	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	835,758	—	835,758	143,923	—	143,923
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2021. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2021
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$2,643,421	$—	$(2,370,000)	$273,421
Goldman Sachs International	9,378,129	(8,951,007)	—	427,122
Morgan Stanley & Co. International PLC	12,143,057	—	(11,162,000)	981,057
Societe Generale	6,263,720	(5,747,447)	—	516,273
UBS AG	9,319,177	—	(8,600,000)	719,177
ProShares Ultra Euro
Goldman Sachs International	(89,287)	89,287	—	—
UBS AG	(146,209)	146,209	—	—
ProShares Ultra Gold
Citibank, N.A.	(7,799,090)	7,799,090	—	—
Goldman Sachs International	(6,739,676)	6,739,676	—	—
UBS AG	(8,113,111)	8,113,111	—	—

ProShares Ultra Silver
Citibank, N.A.	$(22,036,546)	$22,036,546	$—	$—
Goldman Sachs International	(18,581,016)	18,581,016	—	—
Morgan Stanley & Co. International PLC	(17,312,866)	17,312,866	—	—
UBS AG	(19,199,468)	19,199,468	—	—
ProShares Ultra Yen
Goldman Sachs International	(41,036)	41,036	—	—
UBS AG	(29,219)	29,219	—	—
ProShares UltraShort Euro
Goldman Sachs International	1,308,287	(1,154,800)	—	153,487
UBS AG	1,436,963	—	(1,230,000)	206,963
ProShares UltraShort Gold
Citibank, N.A.	1,050,931	—	(1,030,000)	20,931
Goldman Sachs International	687,817	(687,817)	—	—
UBS AG	836,071	—	(810,000)	26,071
ProShares UltraShort Silver
Citibank, N.A.	625,413	—	(625,413)	—
Goldman Sachs International	827,985	(827,985)	—	—
Morgan Stanley & Co. International PLC	654,367	—	(654,367)	—
UBS AG	744,985	—	(744,985)	—
ProShares UltraShort Yen
Goldman Sachs International	115,905	—	—	115,905
UBS AG	575,930	—	(380,000)	195,930

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
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2020. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions
o
f these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

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
Transaction fees for the three and six months ended June 30, 2021 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	22,282	64,349
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	391,330	1,368,650
ProShares Ultra Yen	—	—
ProShares UltraShort Australian Dollar	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	11,690	18,812
ProShares VIX Short-Term Futures ETF	79,089	232,325

Total Trust	$504,391	$1,684,136

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data is for a Share o
u
tstanding throughout the three months ended June 30, 2021
For the Three Months Ended June 30, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2021	$43.69	$47.13	$52.56	$21.31	$14.45	$54.32
Net investment income (loss)	(0.10)	(0.17)	(0.17)	(0.08)	(0.03)	(0.14)
Net realized and unrealized gain (loss)#	(0.41)	8.65	25.85	14.10	0.25	3.10
Change in net asset value from operations	(0.51)	8.48	25.68	14.02	0.22	2.96
Net asset value, at June 30, 2021	$43.18	$55.61	$78.24	$35.33	$14.67	$57.28
Market value per share, at March 31, 2021 †	$43.52	$47.10	$52.85	$21.20	$14.47	$53.91
Market value per share, at June 30, 2021 †	$43.14	$55.55	$78.23	$37.17	$14.66	$57.22
Total Return, at net asset value^	(1.2)%	18.0%	48.9%	65.8%	1.6%	5.5%
Total Return, at market value^	(0.9)%	17.9%	48.0%	75.3%	1.3%	6.1%
Ratios to Average Net Assets**
Expense ratio ^^	0.96%	1.37%	1.13%	1.42%	0.95%	0.99%
Net investment income gain (loss)	(0.91)%	(1.35)%	(1.09)%	(1.35)%	(0.91)%	(0.95)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas
Net asset value, at March 31, 2021	$41.35	$56.32	$51.78	$45.18	$28.80	$39.14
Net investment income (loss)	(0.12)	(0.17)	(0.12)	(0.11)	(0.06)	(0.12)
Net realized and unrealized gain (loss)#	4.74	(28.24)	(0.42)	1.02	(10.63)	(17.47)
Change in net asset value from operations	4.62	(28.41)	(0.54)	0.91	(10.69)	(17.59)
Net asset value, at June 30, 2021	$45.97	$27.91	$51.24	$46.09	$18.11	$21.55
Market value per share, at March 31, 2021 †	$41.10	$56.50	$51.78	$45.19	$28.60	$39.32
Market value per share, at June 30, 2021 †	$46.12	$27.98	$51.26	$45.96	$18.11	$20.44
Total Return, at net asset value^	11.2%	(50.5)%	(1.1)%	2.0%	(37.1)%	(44.9)%
Total Return, at market value^	12.2%	(50.5)%	(1.0)%	1.7%	(36.7)%	(48.0)%
Ratios to Average Net Assets**
Expense ratio ^^	1.00%	1.73%	0.95%	1.02%	1.19%	1.60%
Net investment income gain (loss)	(0.96)%	(1.65)%	(0.90)%	(0.97)%	(1.10)%	(1.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at March 31, 2021	$24.41	$37.60	$27.92	$77.73	$34.74	$37.29
Net investment income (loss)	(0.05)	(0.08)	(0.06)	(0.17)	(0.08)	(0.09)
Net realized and unrealized gain (loss)#	(0.55)	(2.85)	(4.49)	0.40	(4.15)	(13.11)
Change in net asset value from operations	(0.60)	(2.93)	(4.55)	0.23	(4.23)	(13.20)
Net asset value, at June 30, 2021	$23.81	$34.67	$23.37	$77.96	$30.51	$24.09
Market value per share, at March 31, 2021 †	$24.42	$37.89	$28.04	$77.75	$35.06	$37.40
Market value per share, at June 30, 2021 †	$23.82	$34.69	$23.28	$77.98	$30.54	$24.08
Total Return, at net asset value^	(2.5)%	(7.8)%	(16.3)%	0.3%	(12.2)%	(35.6)%
Total Return, at market value^	(2.5)%	(8.4)%	(17.0)%	0.3%	(12.9)%	(35.4)%
Ratios to Average Net Assets**
Expense ratio ^^	0.95%	1.01%	1.05%	0.95%	1.07%	1.19%
Net investment income gain (loss)	(0.90)%	(0.96)%	(1.02)%	(0.90)%	(1.03)%	(1.14)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85%, and 0.85% if brokerage commissions and futures account fees were excluded.

Selected data for a Share o
u
tstanding throughout the three months ended June 30, 2020
For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2020	$46.66	$31.02	$40.15	$41.82	$13.16	$52.44
Net investment income (loss)	(0.11)	(0.10)	(0.08)	(0.13)	(0.03)	(0.12)
Net realized and unrealized gain (loss)#	(0.82)	0.48	(11.48)	(13.38)	0.43	12.66
Change in net asset value from operations	(0.93)	0.38	(11.56)	(13.51)	0.40	12.54
Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Market value per share, at March 31, 2020 †	$45.09	$31.01	$39.75	$42.60	$13.15	$52.00
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Total Return, at net asset value^	(2.0)%	1.2%	(29.0)%	(32.2)%	3.0%	23.9%
Total Return, at market value^	(0.6)%	1.6%	(27.9)%	(33.4)%	3.2%	24.7%
Ratios to Average Net Assets**
Expense ratio ^^	0.97%	1.34%	1.47%	1.82%	0.95%	1.00%
Net investment income gain (loss)	(0.96)%	(1.28)%	(1.35)%	(1.40)%	(0.93)%	(0.80)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas
Net asset value, at March 31, 2020	$18.42	$585.16	$56.21	$72.30	$196.27	$63.38
Net investment income (loss)	(0.05)	(1.50)	(0.13)	(0.16)	(0.61)	(0.32)
Net realized and unrealized gain (loss)#	11.19	(254.38)	(0.76)	(16.00)	(122.48)	4.15
Change in net asset value from operations	11.14	(255.88)	(0.89)	(16.16)	(123.09)	3.83
Net asset value, at June 30, 2020	$29.56	$329.28	$55.32	$56.14	$73.18	$67.21
Market value per share, at March 31, 2020 †	$18.44	$585.60	$56.19	$72.06	$199.96	$62.02
Market value per share, at June 30, 2020 †	$29.33	$327.70	$55.31	$56.06	$73.00	$67.21
Total Return, at net asset value^	60.5%	(43.7)%	(1.6)%	(22.4)%	(62.7)%	6.1%
Total Return, at market value^	59.1%	(44.0)%	(1.6)%	(22.2)%	(63.5)%	8.4%
Ratios to Average Net Assets**
Expense ratio ^^	1.06%	1.61%	0.95%	1.04%	2.14%	2.30%
Net investment income gain (loss)	(0.75)%	(1.54)%	(0.94)%	(1.03)%	(2.12)%	(2.27)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at March 31, 2020	$27.82	$46.02	$146.14	$74.10	$38.74	$151.83
Net investment income (loss)	(0.04)	(0.09)	(0.28)	(0.16)	(0.09)	(0.29)
Net realized and unrealized gain (loss)#	(1.05)	(10.47)	(67.36)	0.66	1.75	(39.84)
Change in net asset value from operations	(1.09)	(10.56)	(67.64)	0.50	1.66	(40.13)
Net asset value, at June 30, 2020	$26.73	$35.46	$78.50	$74.60	$40.40	$111.70
Market value per share, at March 31, 2020 †	$27.76	$46.28	$146.64	$74.11	$38.44	$151.72
Market value per share, at June 30, 2020 †	$26.73	$35.57	$79.08	$74.58	$40.24	$111.04
Total Return, at net asset value^	(3.9)%	(22.9)%	(46.3)%	0.7%	4.3%	(26.4)%
Total Return, at market value^	(3.7)%	(23.1)%	(46.1)%	0.6%	4.7%	(26.8)%
Ratios to Average Net Assets**
Expense ratio ^^	0.95%	1.02%	1.17%	0.95%	1.10%	1.21%
Net investment income gain (loss)	(0.65)%	(0.97)%	(1.14)%	(0.88)%	(0.91)%	(0.95)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.96%, 0.95%, 0.85%, and 0.85% if brokerage commissions and futures account fees were excluded.

Selected data for a Share o
u
tstanding throughout the six months ended June 30, 2021
For the Six Months Ended June 30, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Net investment income (loss)	(0.19)	(0.31)	(0.30)	(0.17)	(0.07)	(0.29)
Net realized and unrealized gain (loss)#	1.45	14.50	42.16	14.50	(1.05)	(10.00)
Change in net asset value from operations	1.26	14.19	41.86	14.33	(1.12)	(10.29)
Net asset value, at June 30, 2021	$43.18	$55.61	$78.24	$35.33	$14.67	$57.28
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Market value per share, at June 30, 2021 †	$43.14	$55.55	$78.23	$37.17	$14.66	$57.22
Total Return, at net asset value^	3.0%	34.3%	115.0%	68.3%	(7.1)%	(15.2)%
Total Return, at market value^	4.3%	34.1%	115.7%	76.4%	(7.3)%	(16.1)%
Ratios to Average Net Assets**
Expense ratio ^^	0.97%	1.36%	1.11%	1.53%	0.95%	1.01%
Net investment income gain (loss)	(0.91)%	(1.33)%	(1.06)%	(1.47)%	(0.90)%	(0.96)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$46.45	$47.59
Net investment income (loss)	(0.24)	(0.55)	(0.25)	(0.21)	(0.16)	(0.26)
Net realized and unrealized gain (loss)#	(4.50)	(78.22)	(8.34)	1.85	(28.18)	(25.78)
Change in net asset value from operations	(4.74)	(78.77)	(8.59)	1.64	(28.34)	(26.04)
Net asset value, at June 30, 2021	$45.97	$27.91	$51.24	$46.09	$18.11	$21.55
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$46.56	$47.38
Market value per share, at June 30, 2021 †	$46.12	$27.98	$51.26	$45.96	$18.11	$20.44
Total Return, at net asset value^	(9.4)%	(73.8)%	(14.4)%	3.7%	(61.0)%	(54.7)%
Total Return, at market value^	(10.1)%	(73.7)%	(14.3)%	4.7%	(61.1)%	(56.9)%
Ratios to Average Net Assets**
Expense ratio ^^	1.04%	1.76%	0.95%	1.02%	1.27%	1.60%
Net investment income gain (loss)	(0.99)%	(1.71)%	(0.90)%	(0.97)%	(1.20)%	(1.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Six Months Ended Ju
n
e 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$67.83	$36.73	$55.03
Net investment income (loss)	(0.10)	(0.17)	(0.13)	(0.33)	(0.18)	(0.23)
Net realized and unrealized gain (loss)#	1.38	3.41	(4.23)	10.46	(6.04)	(30.71)
Change in net asset value from operations	1.28	3.24	(4.36)	10.13	(6.22)	(30.94)
Net asset value, at June 30, 2021	$23.81	$34.67	$23.37	$77.96	$30.51	$24.09
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$67.81	$36.70	$54.96
Market value per share, at June 30, 2021 †	$23.82	$34.69	$23.28	$77.98	$30.54	$24.08
Total Return, at net asset value^	5.7%	10.3%	(15.7)%	15.0%	(16.9)%	(56.2)%
Total Return, at market value^	5.8%	11.4%	(15.0)%	14.9%	(16.8)%	(56.2)%
Ratios to Average Net Assets**
Expense ratio ^^	0.95%	1.04%	1.10%	0.95%	1.05%	1.25%
Net investment income gain (loss)	(0.90)%	(0.99)%	(1.07)%	(0.90)%	(1.00)%	(1.21)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85%, and 0.85% if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the six months ended June 30, 2020
For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.07)	(0.17)	(0.14)	(0.16)	(0.02)	(0.07)
Net realized and unrealized gain (loss)#	0.16	(34.05)	(480.50)	(55.50)	(0.21)	15.84
Change in net asset value from operations	0.09	(34.22)	(480.64)	(55.66)	(0.23)	15.77
Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Total Return, at net asset value^	0.2%	(52.1)%	(94.4)%	(66.3)%	(1.7)%	32.0%
Total Return, at market value^	(1.9)%	(51.7)%	(94.4)%	(66.0)%	(1.5)%	32.2%
Ratios to Average Net Assets**
Expense ratio ^^	0.97%	1.29%	1.38%	1.59%	0.95%	0.99%
Net investment income gain (loss)	(0.31)%	(0.96)%	(0.92)%	(0.66)%	(0.24)%	(0.26)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2019	$31.70	$126.74	$55.83	$56.09	$48.77	$38.53
Net investment income (loss)	(0.01)	(1.24)	(0.09)	(0.13)	(0.65)	(0.40)
Net realized and unrealized gain (loss)#	(2.13)	203.78	(0.42)	0.18	25.06	29.08
Change in net asset value from operations	(2.14)	202.54	(0.51)	0.05	24.41	28.68
Net asset value, at June 30, 2020	$29.56	$329.28	$55.32	$56.14	$73.18	$67.21
Market value per share, at December 31, 2019 †	$31.65	$128.90	$55.83	$55.88	$48.60	$38.82
Market value per share, at June 30, 2020 †	$29.33	$327.70	$55.31	$56.06	$73.00	$67.21
Total Return, at net asset value^	(6.8)%	159.8%	(0.9)%	0.1%	50.1%	74.5%
Total Return, at market value^	(7.3)%	154.2%	(0.9)%	0.3%	50.2%	73.1%
Ratios to Average Net Assets**
Expense ratio ^^	1.02%	1.54%	0.95%	1.04%	1.83%	2.11%
Net investment income gain (loss)	(0.06)%	(1.00)%	(0.34)%	(0.40)%	(1.40)%	(1.51)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95%, and 0.95% if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2019	$26.80	$53.02	$107.04	$76.37	$21.27	$49.19
Net investment income (loss)	0.00 (1)	(0.06)	(0.23)	(0.04)	(0.05)	(0.10)
Net realized and unrealized gain (loss)#	(0.07)	(17.50)	(28.31)	(1.73)	19.18	62.61
Change in net asset value from operations	(0.07)	(17.56)	(28.54)	(1.77)	19.13	62.51
Net asset value, at June 30, 2020	$26.73	$35.46	$78.50	$74.60	$40.40	$111.70
Market value per share, at December 31, 2019 †	$26.80	$53.21	$107.20	$76.35	$21.29	$49.72
Market value per share, at June 30, 2020 †	$26.73	$35.57	$79.08	$74.58	$40.24	$111.04
Total Return, at net asset value^	(0.3)%	(33.1)%	(26.7)%	(2.3)%	90.0%	127.1%
Total Return, at market value^	(0.3)%	(33.2)%	(26.2)%	(2.3)%	89.0%	123.3%
Ratios to Average Net Assets**
Expense ratio ^^	0.95%	1.01%	1.10%	0.95%	1.06%	1.15%
Net investment income gain (loss)	(0.02)%	(0.29)%	(0.41)%	(0.11)%	(0.33)%	(0.25)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85%, and 0.85% if brokerage commissions and futures account fees were excluded.
(1)	Amount represents greater than $(0.005).

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
Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra with a 1.5x or 2x multiple should be approximately one and one-half or two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of an UltraShort Fund is designed to return two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present significant risks not applicable to other types of funds. The Lever
a
ged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.
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

“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2019 may specify a January 2020 expiration. As that contract nears expiration, it may be replaced by selling the January 2020 contract and purchasing the contract expiring in March 2020. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For
e
xample, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2020 contract would take place at a price that is higher than the price at which the March 2020 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.
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
Change to the VIX Funds Exchange Listing.
On December 16, 2020, each of the Matching VIX Funds and Geared VIX Funds transferred its listing from the NYSE Arca to the Cboe BZX Exchange.
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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
On May 11, 2021, the Trust announced a 1-for-10 reverse split of the shares of beneficial interest of ProShares Ultra VIX Short-Term Futures ETF (ticker symbol: UVXY), a 1-for-4 reverse split of the shares of beneficial interest of ProShares UltraShort Bloomberg Crude Oil (ticker symbol: SCO), a 1-for-4 reverse split of the shares of beneficial interest of ProShares UltraShort Silver (ticker symbol: ZSL) and a 1-for-4 reverse split of the shares of beneficial interest of ProShares VIX Short-Term Futures ETF (ticker symbol: VIXY). The reverse splits were effective prior to market open on May 26, 2021, when the funds began trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and the per share information of the 4 funds. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.

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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2021 and 2020, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2021	Interest Income Three Months Ended June 30, 2020	Interest Income Six Months Ended June 30, 2021	Interest Income Six Months Ended June 30, 2020
ProShares Short Euro	$310	$54	$906	$7,649
ProShares Short VIX Short-Term Futures ETF	33,687	106,023	67,577	855,884
ProShares Ultra Bloomberg Crude Oil	111,333	365,747	279,408	1,767,207
ProShares Ultra Bloomberg Natural Gas	11,544	36,474	25,359	175,813
ProShares Ultra Euro	438	192	1,022	15,993
ProShares Ultra Gold	20,094	69,857	55,921	484,541
ProShares Ultra Silver	65,529	138,315	163,658	914,602
ProShares Ultra VIX Short-Term Futures ETF	202,556	101,523	316,525	1,513,263
ProShares Ultra Yen	307	62	663	8,929
ProShares UltraPro 3x Crude Oil ETF*	—	—	—	346,326
ProShares UltraPro 3x Short Crude Oil ETF*	—	—	—	166,789
ProShares UltraShort Australian Dollar	260	42	518	20,096
ProShares UltraShort Bloomberg Crude Oil	18,343	6,209	29,178	254,918
ProShares UltraShort Bloomberg Natural Gas	7,750	1,371	15,633	43,803
ProShares UltraShort Euro	5,640	68,027	12,806	467,684
ProShares UltraShort Gold	3,176	2,259	6,138	63,280
ProShares UltraShort Silver	2,678	651	5,795	45,187
ProShares UltraShort Yen	3,570	5,143	7,166	131,326
ProShares VIX Mid-Term Futures ETF	8,349	27,603	18,573	185,901
ProShares VIX Short-Term Futures ETF	40,988	122,772	79,448	1,082,847

*	The operations presented here are through March 27, 2020, the date of their liquidation. See Note 1 of the Notes to Financial Statements.

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
Off-Balance Sheet Arrangements and Contractual Obligations
As of August 6, 2021, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2021.
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
Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give up fees, pit futures account fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying brokerage commissions in VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$2,184,540	$2,332,843
NAV end of period	$2,159,102	$2,286,467
Percentage change in NAV	(1.2)%	(2.0)%
Shares outstanding beginning of period	50,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$43.69	$46.66
Per share NAV end of period	$43.18	$45.73
Percentage change in per share NAV	(1.2)%	(2.0)%
Percentage change in benchmark	1.1%	1.9%
Benchmark annualized volatility	5.9%	7.4%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse (-1x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.2% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 2.0% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 1.1% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 1.9% for the three months ended June 30, 2020, can be attributed to an lesser increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(4,801)	$(5,552)
Management fee	5,032	5,516
Brokerage commission	79	90
Net realized gain (loss)	(38,172)	(20,020)
Change in net unrealized appreciation (depreciation)	17,535	(20,804)
Net Income (loss)	$(25,438)	$(46,376)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an lesser increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2021.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$527,130,851	$809,257,658
NAV end of period	$588,615,946	$509,811,853
Percentage change in NAV	11.7%	(37.0)%
Shares outstanding beginning of period	11,184,307	26,084,307
Shares outstanding end of period	10,584,307	16,234,307
Percentage change in shares outstanding	(5.4)%	(37.8)%
Shares created	450,000	1,000,000
Shares redeemed	1,050,000	10,850,000
Per share NAV beginning of period	$47.13	$31.02
Per share NAV end of period	$55.61	$31.40
Percentage change in per share NAV	18.0%	1.2%
Percentage change in benchmark	(35.2)%	(26.1)%
Benchmark annualized volatility	70.4%	122.3%
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
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 11,184,307 outstanding Shares at March 31, 2021 to 10,584,307 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 26,084,307 outstanding Shares at March 31, 2020 to 16,234,307 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.0% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 1.2% for the three months ended June 30, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s decline of 35.2% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 26.1% for the three months ended June 30, 2020, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(1,865,757)	$(2,142,980)
Management fee	1,317,153	1,589,036
Brokerage commission	253,949	228,176
Net realized gain (loss)	109,337,017	54,615,005
Change in net unrealized appreciation (depreciation)	(13,308,130)	(22,301,329)
Net Income (loss)	$94,163,130	$30,170,696
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a greater decrease in the value of futures prices during the three months ended June 30, 2021.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$1,088,579,093	$435,593,381
NAV end of period	$1,303,530,902	$1,508,661,459
Percentage change in NAV	19.7%	246.3%
Shares outstanding beginning of period	20,710,774	10,848,453
Shares outstanding end of period	16,660,774	52,760,774
Percentage change in shares outstanding	(19.6)%	386.3%
Shares created	1,050,000	77,482,000
Shares redeemed	5,100,000	35,569,679
Per share NAV beginning of period	$52.56	$40.15
Per share NAV end of period	$78.24	$28.59
Percentage change in per share NAV	48.9%	(29.0)%
Percentage change in benchmark	23.1%	23.6%
Benchmark annualized volatility	23.9%	116.3%

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
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 20,710,774 outstanding Shares at March 31, 2021 to 16,660,774 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 10,848,453 outstanding Shares at March 31, 2020 to 52,760,774 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 48.9% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 29.0% for the three months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The new benchmark’s rise of 23.1% for the three months ended June 30, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 23.6% for the three months ended June 30, 2020, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(3,210,719)	$(3,994,835)
Management fee	2,794,292	2,806,288
Brokerage commission	210,012	1,017,545
Net realized gain (loss)	320,505,659	(671,420,708)
Change in net unrealized appreciation (depreciation)	157,919,139	661,178,846
Net Income (loss)	$475,214,079	$(14,236,697)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser increase in the value of WTI Crude Oil during the three months ended June 30, 2021.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$74,307,070	$26,671,617
NAV end of period	$70,213,227	$50,599,783
Percentage change in NAV	(5.5)%	89.7%
Shares outstanding beginning of period	3,487,527	637,815
Shares outstanding end of period	1,987,527	1,787,527
Percentage change in shares outstanding	(43.0)%	180.3%
Shares created	650,000	1,260,000
Shares redeemed	2,150,000	110,288
Per share NAV beginning of period	$21.31	$41.82
Per share NAV end of period	$35.33	$28.31
Percentage change in per share NAV	65.8%	(32.2)%
Percentage change in benchmark	30.3%	(14.2)%
Benchmark annualized volatility	27.8%	56.4%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,487,527 outstanding Shares at March 31, 2021 to 1,987,527 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 637,815 outstanding Shares at March 31, 2020 to 1,787,527 outstanding Shares at June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 65.8% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 32.2% for the three months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.

The benchmark’s rise of 30.3% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 14.2% for the three months ended June 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(217,363)	$(121,296)
Management fee	152,958	81,904
Brokerage commission	63,062	63,224
Net realized gain (loss)	4,901,288	(16,111,238)
Change in net unrealized appreciation (depreciation)	28,347,917	4,853,272
Net Income (loss)	$33,031,842	$(11,379,262)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended June 30, 2021.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$3,611,724	$3,949,142
NAV end of period	$3,668,741	$4,067,686
Percentage change in NAV	1.6%	3.0%
Shares outstanding beginning of period	250,000	300,000
Shares outstanding end of period	250,000	300,000
Percentage change in shares outstanding	—%	—%
Shares created	100,000	50,000
Shares redeemed	100,000	50,000
Per share NAV beginning of period	$14.45	$13.16
Per share NAV end of period	$14.67	$13.56
Percentage change in per share NAV	1.5%	3.0%
Percentage change in benchmark	1.1%	1.9%
Benchmark annualized volatility	5.9%	7.4%
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30,

2021. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.5% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 3.0% for the three months ended June 30, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 1.1% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 1.9% for the three months ended June 30, 2020, can be attributed to an lesser increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(8,978)	$(8,702)
Management fee	9,416	8,894
Net realized gain (loss)	95,412	(18,635)
Change in net unrealized appreciation (depreciation)	(13,219)	97,408
Net Income (loss)	$73,215	$70,071
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an lesser increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2021.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$214,548,056	$128,481,796
NAV end of period	$243,456,703	$165,689,050
Percentage change in NAV	13.5%	29.0%
Shares outstanding beginning of period	3,950,000	2,450,000
Shares outstanding end of period	4,250,000	2,550,000
Percentage change in shares outstanding	7.6%	4.1%
Shares created	400,000	300,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$54.32	$52.44
Per share NAV end of period	$57.28	$64.98
Percentage change in per share NAV	5.4%	23.9%
Percentage change in benchmark	3.2%	12.1%
Benchmark annualized volatility	14.6%	19.7%

During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 3,950,000 outstanding Shares at March 31, 2021 to 4,250,000 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,450,000 outstanding Shares at March 31, 2020 to 2,550,000 outstanding Shares at June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.4% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 23.9% for the three months ended June 30, 2020, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 3.2% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 12.1% for the three months ended June 30, 2020, can be attributed to an lesser increase in the value of gold futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(569,965)	$(279,921)
Management fee	568,040	333,463
Brokerage commission	8,665	6,119
Net realized gain (loss)	45,506,367	4,365,328
Change in net unrealized appreciation (depreciation)	(33,478,303)	25,893,012
Net Income (loss)	$11,458,099	$29,978,419
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an lesser increase in the value of futures prices, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2021.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$572,501,249	$129,785,536
NAV end of period	$661,778,727	$249,671,968
Percentage change in NAV	15.6%	92.4%
Shares outstanding beginning of period	13,846,526	7,046,526
Shares outstanding end of period	14,396,526	8,446,526
Percentage change in shares outstanding	4.0%	19.9%
Shares created	1,000,000	1,500,000
Shares redeemed	450,000	100,000
Per share NAV beginning of period	$41.35	$18.42
Per share NAV end of period	$45.97	$29.56
Percentage change in per share NAV	11.2%	60.5%
Percentage change in benchmark	6.5%	29.2%
Benchmark annualized volatility	25.5%	37.1%
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 13,846,526 outstanding Shares at March 31, 2021 to 14,396,526 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 7,046,526 outstanding Shares at March 31, 2020 to 8,446,526 outstanding Shares at June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.2% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 60.5% for the three months ended June 30, 2020, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 6.5% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 29.2% for the three months ended June 30, 2020, can be attributed to a lesser increase in the value of silver futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(1,639,236)	$(335,243)
Management fee	1,615,157	425,646
Brokerage commission	40,715	26,966
Net realized gain (loss)	116,370,479	11,386,313
Change in net unrealized appreciation (depreciation)	(48,394,245)	69,302,060
Net Income (loss)	$66,336,998	$80,353,130
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser increase in the value of futures prices during the three months ended June 30, 2021.

ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$1,284,373,170	$592,820,492
NAV end of period	$840,870,703	$992,156,607
Percentage change in NAV	(34.5)%	67.4%
Shares outstanding beginning of period	22,803,091	1,013,091
Shares outstanding end of period	30,128,420	3,013,091
Percentage change in shares outstanding	32.1%	197.4%
Shares created	12,955,000	2,485,000
Shares redeemed	5,629,671	485,000
Per share NAV beginning of period	$56.32	$585.16
Per share NAV end of period	$27.91	$329.28
Percentage change in per share NAV	(50.4)%	(43.7)%
Percentage change in benchmark	(35.2)%	(26.1)%
Benchmark annualized volatility	70.4%	122.3%
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
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 22,803,091 outstanding Shares at March 31, 2021 to 30,128,420 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,013,091 outstanding Shares at March 31, 2020 to 3,013,091 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.4% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 43.7% for the three months ended June 30, 2020, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.

The benchmark’s decline of 35.2% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 26.1% for the three months ended June 30, 2020, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(3,975,284)	$(2,085,756)
Management fee	2,293,121	1,293,878
Brokerage commission	1,173,276	438,851
Net realized gain (loss)	(854,526,924)	(107,880,791)
Change in net unrealized appreciation (depreciation)	244,115,248	(125,500,879)
Net Income (loss)	$(614,386,960)	$(235,467,426)
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a greater decrease in the value of futures prices during the three months ended June 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$2,587,694	$2,808,780
NAV end of period	$2,560,348	$2,764,355
Percentage change in NAV	(1.1)%	(1.6)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$51.78	$56.21
Per share NAV end of period	$51.24	$55.32
Percentage change in per share NAV	(1.0)%	(1.6)%
Percentage change in benchmark	(0.3)%	(0.4)%
Benchmark annualized volatility	4.9%	6.2%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 1.6% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s decline of 0.3% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 0.4% for the three months ended June 30, 2020, can be attributed to an lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(5,955)	$(6,539)
Management fee	6,262	6,601
Net realized gain (loss)	(140,007)	(106,753)
Change in net unrealized appreciation (depreciation)	118,616	68,867
Net Income (loss)	$(27,346)	$(44,425)
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2021.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$2,258,880	$7,230,367
NAV end of period	$2,304,732	$5,614,042
Percentage change in NAV	2.0%	(22.4)%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	50,000	100,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$45.18	$72.30
Per share NAV end of period	$46.09	$56.14
Percentage change in per share NAV	2.0%	(22.4)%
Percentage change in benchmark	(1.3)%	12.3%
Benchmark annualized volatility	8.8%	14.2%
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.0% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 22.4% for the three months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s decline of 1.3% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 12.3% for the three months ended June 30, 2020, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(5,306)	$(16,185)
Management fee	5,192	14,888
Brokerage commission	374	1,339
Net realized gain (loss)	(7,133)	(1,037,904)
Change in net unrealized appreciation (depreciation)	58,291	(562,236)
Net Income (loss)	$45,852	$(1,616,325)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2021.

ProShares UltraShort Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$91,718,390	$100,094,023
NAV end of period	$79,400,059	$117,821,898
Percentage change in NAV	(13.4)%	17.7%
Shares outstanding beginning of period	3,184,971	509,971
Shares outstanding end of period	4,383,799	1,609,971
Percentage change in shares outstanding	37.6%	215.7%
Shares created	1,937,500	4,750,000
Shares redeemed	738,672	3,650,000
Per share NAV beginning of period	$28.80	$196.27
Per share NAV end of period	$18.11	$73.18
Percentage change in per share NAV	(37.1)%	(62.7)%
Percentage change in benchmark	23.1%	23.6%
Benchmark annualized volatility	23.9%	116.3%
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
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,184,971 outstanding Shares at March 31, 2021 to 4,383,799 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 509,971 outstanding Shares at March 31, 2020 to 1,609,971 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.1% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 62.7% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The new benchmark’s rise of 23.1% for the three months ended June 30, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
benchmark’s rise of 23.6% for the three months ended June 30, 2020, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(208,741)	$(782,726)
Management fee	181,035	348,900
Brokerage commission	28,581	346,732
Net realized gain (loss)	(26,010,421)	(6,947,347)
Change in net unrealized appreciation (depreciation)	(9,947,432)	(75,201,725)
Net Income (loss)	$(36,166,594)	$(82,931,798)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser increase in the value of WTI Crude Oil during the three months ended June 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$69,459,275	$17,419,933
NAV end of period	$97,525,300	$28,552,210
Percentage change in NAV	40.4%	63.9%
Shares outstanding beginning of period	1,774,832	274,832
Shares outstanding end of period	4,524,832	424,832
Percentage change in shares outstanding	154.9%	54.6%
Shares created	3,450,000	650,000
Shares redeemed	700,000	500,000
Per share NAV beginning of period	$39.14	$63.38
Per share NAV end of period	$21.55	$67.21
Percentage change in per share NAV	(44.9)%	6.0%
Percentage change in benchmark	30.3%	(14.2)%
Benchmark annualized volatility	27.8%	56.4%
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,774,832 outstanding Shares at March 31, 2021 to 4,524,832 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 274,832 outstanding Shares at March 31, 2020 to 424,832 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.9% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 6.0% for the three months ended June 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 30.3% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 14.2% for the three months ended June 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(313,757)	$(87,047)
Management fee	191,311	36,607
Brokerage commission	96,343	46,462
Net realized gain (loss)	(10,305,304)	5,236,091
Change in net unrealized appreciation (depreciation)	(33,693,761)	(2,774,639)
Net Income (loss)	$(44,312,822)	$2,374,405

The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended June 30, 2021.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$54,932,137	$93,194,599
NAV end of period	$48,820,440	$78,848,965
Percentage change in NAV	(11.1)%	(15.4)%
Shares outstanding beginning of period	2,250,000	3,350,000
Shares outstanding end of period	2,050,000	2,950,000
Percentage change in shares outstanding	(8.9)%	(11.9)%
Shares created	—	150,000
Shares redeemed	200,000	550,000
Per share NAV beginning of period	$24.41	$27.82
Per share NAV end of period	$23.81	$26.73
Percentage change in per share NAV	(2.5)%	(3.9)%
Percentage change in benchmark	1.1%	1.9%
Benchmark annualized volatility	5.9%	7.4%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,250,000 outstanding Shares at March 31, 2021 to 2,050,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,350,000 outstanding Shares at March 31, 2020 to 2,950,000 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.5% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 3.9% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 1.1% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 1.9% for the three months ended June 30, 2020, can be attributed to a lesser increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(109,040)	$(145,604)
Management fee	114,680	213,631
Net realized gain (loss)	(795,757)	(2,285,868)
Change in net unrealized appreciation (depreciation)	(511,170)	(1,269,683)
Net Income (loss)	$(1,415,967)	$(3,701,155)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2021.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$41,243,515	$20,569,044
NAV end of period	$32,835,014	$15,851,043
Percentage change in NAV	(20.4)%	(22.9)%
Shares outstanding beginning of period	1,096,977	446,977
Shares outstanding end of period	946,977	446,977
Percentage change in shares outstanding	(13.7)%	—%
Shares created	300,000	150,000
Shares redeemed	450,000	150,000
Per share NAV beginning of period	$37.60	$46.02
Per share NAV end of period	$34.67	$35.46
Percentage change in per share NAV	(7.8)%	(22.9)%
Percentage change in benchmark	3.2%	12.1%
Benchmark annualized volatility	14.6%	19.7%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,096,977 outstanding Shares at March 31, 2021 to 946,977 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.8% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 22.9% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.

The benchmark’s rise of 3.2% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 12.1% for the three months ended June 30, 2020, can be attributed to lesser increase in the value of gold futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(70,877)	$(41,386)
Management fee	69,968	40,621
Brokerage commission	2,283	1,659
Net realized gain (loss)	(6,984,547)	(2,089,271)
Change in net unrealized appreciation (depreciation)	3,806,053	(2,638,931)
Net Income (loss)	$(3,249,371)	$(4,769,588)
The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to lesser increase in the value of the futures prices, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2021.
ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$45,144,664	$18,887,831
NAV end of period	$34,859,763	$10,145,625
Percentage change in NAV	(22.8)%	(46.3)%
Shares outstanding beginning of period	1,616,744	129,244
Shares outstanding end of period	1,491,329	129,244
Percentage change in shares outstanding	(7.8)%	—%
Shares created	300,000	150,000
Shares redeemed	425,415	150,000
Per share NAV beginning of period	$27.92	$146.14
Per share NAV end of period	$23.37	$78.50
Percentage change in per share NAV	(16.3)%	(46.3)%
Percentage change in benchmark	6.5%	29.2%
Benchmark annualized volatility	25.5%	37.1%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from

1,616,744 outstanding Shares at March 31, 2021 to 1,491,329 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.3% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 46.3% for the three months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s rise of 6.5% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 29.2% for the three months ended June 30, 2020, can be attributed to a lesser increase in the value of the silver futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(78,184)	$(30,713)
Management fee	72,831	25,749
Brokerage commission	3,824	3,940
Net realized gain (loss)	(5,876,456)	(3,877,739)
Change in net unrealized appreciation (depreciation)	(925,320)	(2,754,071)
Net Income (loss)	$(6,879,960)	$(6,662,523)
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser increase in the value of futures prices, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$34,921,840	$29,586,170
NAV end of period	$27,231,748	$29,787,034
Percentage change in NAV	(22.0)%	0.7%
Shares outstanding beginning of period	449,290	399,290
Shares outstanding end of period	349,290	399,290
Percentage change in shares outstanding	(22.3)%	—%
Shares created	—	50,000
Shares redeemed	100,000	50,000
Per share NAV beginning of period	$77.73	$74.10
Per share NAV end of period	$77.96	$74.60
Percentage change in per share NAV	0.3%	0.7%
Percentage change in benchmark	(0.3)%	(0.4)%
Benchmark annualized volatility	4.9%	6.2%
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 449,290 outstanding Shares at March 31, 2021 to 349,290 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2020 to June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.3% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 0.7% for the three months ended June 30, 2020, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s decline of 0.3% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 0.4% for the three months ended June 30, 2020, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(68,876)	$(59,287)
Management fee	72,446	64,430
Net realized gain (loss)	1,598,086	110,748
Change in net unrealized appreciation (depreciation)	(1,645,477)	66,461
Net Income (loss)	$(116,267)	$117,922

The Fund’s net income increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2021.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$75,122,747	$45,034,386
NAV end of period	$92,662,734	$59,085,470
Percentage change in NAV	23.3%	31.2%
Shares outstanding beginning of period	2,162,403	1,162,403
Shares outstanding end of period	3,037,403	1,462,403
Percentage change in shares outstanding	40.5%	25.8%
Shares created	1,025,000	725,000
Shares redeemed	150,000	425,000
Per share NAV beginning of period	$34.74	$38.74
Per share NAV end of period	$30.51	$40.40
Percentage change in per share NAV	(12.2)%	4.3%
Percentage change in benchmark	(11.9)%	4.6%
Benchmark annualized volatility	31.1%	61.3%
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
During the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 2,162,403 outstanding Shares at March 31, 2021 to 3,037,403 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,162,403 outstanding Shares at March 31, 2020 to 1,462,403 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.2% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 4.3% for the three months ended June 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.

The benchmark’s decline of 11.9% for the three months ended June 30, 2021, as compared to the benchmark’s rise of 4.6% for the three months ended June 30, 2020, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(227,144)	$(133,713)
Management fee	187,266	124,276
Brokerage commission	16,096	16,684
Net realized gain (loss)	(14,405,542)	13,196,415
Change in net unrealized appreciation (depreciation)	3,572,030	(12,313,533)
Net Income (loss)	$(11,060,656)	$749,169
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a decrease in the value of the futures prices during the three months ended June 30, 2021.
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
NAV beginning of period	$349,578,758	$223,055,354
NAV end of period	$272,352,675	$221,343,175
Percentage change in NAV	(22.1)%	(0.8)%
Shares outstanding beginning of period	9,375,329	1,469,079
Shares outstanding end of period	11,307,826	1,981,579
Percentage change in shares outstanding	20.6%	34.9%
Shares created	3,925,000	968,750
Shares redeemed	1,992,503	456,250
Per share NAV beginning of period	$37.29	$151.83
Per share NAV end of period	$24.09	$111.70
Percentage change in per share NAV	(35.4)%	(26.4)%
Percentage change in benchmark	(35.2)%	(26.1)%
Benchmark annualized volatility	70.5%	122.3%
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
During the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,375,329 outstanding Shares at March 31, 2021 to 11,307,826 outstanding Shares at June 30, 2021. By comparison, during the three months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,469,079 outstanding Shares at March 31, 2020 to 1,981,579 outstanding Shares at June 30, 2020.
For the three months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 35.4% for the three months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 26.4% for the three months ended June 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2021.
The benchmark’s decline of 35.2% for the three months ended June 30, 2021, as compared to the benchmark’s decline of 26.1% for the three months ended June 30, 2020, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net investment income (loss)	$(897,582)	$(443,622)
Management fee	669,363	398,044
Brokerage commission	94,839	60,097
Net realized gain (loss)	(175,846,641)	(845,717)
Change in net unrealized appreciation (depreciation)	38,992,347	(51,868,970)
Net Income (loss)	$(137,751,876)	$(53,158,309)
The Fund’s net income decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a greater decrease in the value of the futures prices during the three months ended June 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$4,191,955	$2,282,195
NAV end of period	$2,159,102	$2,286,467
Percentage change in NAV	(48.5)%	0.2%
Shares outstanding beginning of period	100,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	(50.0)%	—%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$41.92	$45.64
Per share NAV end of period	$43.18	$45.73
Percentage change in per share NAV	3.0%	0.2%
Percentage change in benchmark	(2.9)%	0.2%
Benchmark annualized volatility	5.9%	8.7%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2020 to 50,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.0% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 0.2% for the six months ended June 30, 2020, was primarily due to [greater/lesser] greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 2.9% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 0.2% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(13,439)	$(3,560)
Management fee	14,085	11,019
Brokerage commission	260	190
Net realized gain (loss)	31,221	(38,658)
Change in net unrealized appreciation (depreciation)	96,177	46,490
Net Income (loss)	$113,959	$4,272
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2021.

ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$409,371,468	$284,437,179
NAV end of period	$588,615,946	$509,811,853
Percentage change in NAV	43.8%	79.2%
Shares outstanding beginning of period	9,884,307	4,334,307
Shares outstanding end of period	10,584,307	16,234,307
Percentage change in shares outstanding	7.1%	274.6%
Shares created	2,850,000	25,850,000
Shares redeemed	2,150,000	13,950,000
Per share NAV beginning of period	$41.42	$65.62
Per share NAV end of period	$55.61	$31.40
Percentage change in per share NAV	34.3%	(52.1)%
Percentage change in benchmark	(56.0)%	128.5%
Benchmark annualized volatility	76.0%	132.5%
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
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 9,884,307 outstanding Shares at December 31, 2020 to 10,584,307 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 16,234,307 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 34.3% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 52.1% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 56.0% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 128.5% for the six months ended June 30, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(3,308,123)	$(2,498,576)
Management fee	2,359,722	2,475,233
Brokerage commission	429,859	417,708
Net realized gain (loss)	133,546,434	(189,685,599)
Change in net unrealized appreciation (depreciation)	28,816,988	(1,245,671)
Net Income (loss)	$159,055,299	$(193,429,846)
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2021.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$902,739,250	$309,844,582
NAV end of period	$1,303,530,902	$1,508,661,459
Percentage change in NAV	44.4%	386.9%
Shares outstanding beginning of period	24,810,774	608,453
Shares outstanding end of period	16,660,774	52,760,774
Percentage change in shares outstanding	(32.8)%	8,571.3%
Shares created	3,400,000	88,162,000
Shares redeemed	11,550,000	36,009,679
Per share NAV beginning of period	$36.38	$509.23
Per share NAV end of period	$78.24	$28.59
Percentage change in per share NAV	115.0%	(94.4)%
Percentage change in benchmark	50.1%	(58.6)%
Benchmark annualized volatility	28.2%	109.8%
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
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 24,810,774 outstanding Shares at December 31, 2020 to 16,660,774 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 52,760,774 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 115.0% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 94.4% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The new benchmark’s rise of 50.1% for the six months ended June 30, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
 benchmark’s decline of 58.6% for the six months ended June 30, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(5,969,866)	$(3,589,951)
Management fee	5,329,377	3,676,527
Brokerage commission	503,212	1,143,882
Net realized gain (loss)	654,856,887	(1,176,974,505)
Change in net unrealized appreciation (depreciation)	192,954,795	338,757,185
Net Income (loss)	$841,841,816	$(841,807,271)
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase in the value of WTI Crude Oil during the six months ended June 30, 2021.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$169,800,371	$45,160,205
NAV end of period	$70,213,227	$50,599,783
Percentage change in NAV	(58.6)%	12.0%
Shares outstanding beginning of period	8,087,527	537,815
Shares outstanding end of period	1,987,527	1,787,527
Percentage change in shares outstanding	(75.4)%	232.4%
Shares created	4,050,000	1,485,000
Shares redeemed	10,150,000	235,288
Per share NAV beginning of period	$21.00	$83.97
Per share NAV end of period	$35.33	$28.31
Percentage change in per share NAV	68.3%	(66.3)%
Percentage change in benchmark	34.2%	(37.8)%
Benchmark annualized volatility	35.5%	50.5%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 1,987,527 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 537,815 outstanding Shares at December 31, 2019 to 1,787,527 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 68.3% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 66.3% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s rise of 34.2% for the six months ended June 30, 2021, as compared to the benchmark’s decline of 37.8% for the six months ended June 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(632,508)	$(123,647)
Management fee	407,773	179,012
Brokerage commission	155,359	107,806
Net realized gain (loss)	46,484,224	(38,929,789)
Change in net unrealized appreciation (depreciation)	10,549,049	416,235
Net Income (loss)	$56,400,765	$(38,637,201)
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the six months ended June 30, 2021.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$4,737,350	$6,204,424
NAV end of period	$3,668,741	$4,067,686
Percentage change in NAV	(22.6)%	(34.4)%
Shares outstanding beginning of period	300,000	450,000
Shares outstanding end of period	250,000	300,000
Percentage change in shares outstanding	(16.7)%	(33.3)%
Shares created	100,000	100,000
Shares redeemed	150,000	250,000
Per share NAV beginning of period	$15.79	$13.79
Per share NAV end of period	$14.67	$13.56
Percentage change in per share NAV	(7.1)%	(1.7)%
Percentage change in benchmark	(2.9)%	0.2%
Benchmark annualized volatility	6.1%	8.7%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 1.7% for the six months ended June 30, 2020, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 2.9% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 0.2% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(18,472)	$(5,455)
Management fee	19,494	21,448
Net realized gain (loss)	68,070	(71,903)
Change in net unrealized appreciation (depreciation)	(324,271)	(124,134)
Net Income (loss)	$(274,673)	$(201,492)
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2021.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$263,540,473	$110,726,032
NAV end of period	$243,456,703	$165,689,050
Percentage change in NAV	(7.6)%	49.6%
Shares outstanding beginning of period	3,900,000	2,250,000
Shares outstanding end of period	4,250,000	2,550,000
Percentage change in shares outstanding	9.0%	13.3%
Shares created	1,000,000	1,450,000
Shares redeemed	650,000	1,150,000
Per share NAV beginning of period	$67.57	$49.21
Per share NAV end of period	$57.28	$64.98
Percentage change in per share NAV	(15.2)%	32.0%
Percentage change in benchmark	(7.0)%	17.1%
Benchmark annualized volatility	16.6%	50.5%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 4,250,000 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 2,550,000 outstanding Shares at June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.2% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 32.0% for the six months ended June 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 7.0% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 17.1% for the six months ended June 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(1,149,635)	$(171,013)
Management fee	1,136,247	628,874
Brokerage commission	23,553	16,484
Net realized gain (loss)	(5,741,520)	25,863,384
Change in net unrealized appreciation (depreciation)	(34,710,806)	6,795,652
Net Income (loss)	$(41,601,961)	$32,488,023
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2021.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$745,304,028	$239,254,842
NAV end of period	$661,778,727	$249,671,968
Percentage change in NAV	(11.2)%	4.4%
Shares outstanding beginning of period	14,696,526	7,546,526
Shares outstanding end of period	14,396,526	8,446,526
Percentage change in shares outstanding	(2.0)%	11.9%
Shares created	3,400,000	2,250,000
Shares redeemed	3,700,000	1,350,000
Per share NAV beginning of period	$50.71	$31.70
Per share NAV end of period	$45.97	$29.56
Percentage change in per share NAV	(9.4)%	(6.8)%
Percentage change in benchmark	(1.2)%	1.9%
Benchmark annualized volatility	35.9%	43.3%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,696,526 outstanding Shares at December 31, 2020 to 14,396,526 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 8,446,526 outstanding Shares at June 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.4% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 6.8% for the six months ended June 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 1.2% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 1.9% for the six months ended June 30, 2020, can be attributed to a decrease in the value of silver futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(3,381,011)	$(58,411)
Management fee	3,246,292	906,893
Brokerage commission	87,297	45,174
Net realized gain (loss)	121,281,221	7,688,659
Change in net unrealized appreciation (depreciation)	(186,138,026)	(15,759,771)
Net Income (loss)	$(68,237,816)	$(8,129,523)
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2021.

ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$1,356,204,199	$527,636,003
NAV end of period	$840,870,703	$992,156,607
Percentage change in NAV	(38.0)%	88.0%
Shares outstanding beginning of period	12,713,091	4,163,091
Shares outstanding end of period	30,128,420	3,013,091
Percentage change in shares outstanding	137.0%	(27.6)%
Shares created	32,585,000	3,475,000
Shares redeemed	15,169,671	4,625,000
Per share NAV beginning of period	$106.68	$126.74
Per share NAV end of period	$27.91	$329.28
Percentage change in per share NAV	(73.8)%	159.8%
Percentage change in benchmark	(56.0)%	128.5%
Benchmark annualized volatility	76.0%	132.5%
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
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 30,128,420 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 4,163,091 outstanding Shares at December 31, 2019 to 3,013,091 outstanding Shares at June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 73.8% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 159.8% for the six months ended June 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 56.0% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 128.5% for the six months ended June 30, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(12,044,833)	$(2,815,021)
Management fee	6,676,198	2,677,153
Brokerage commission	3,129,904	1,179,860
Net realized gain (loss)	(1,559,026,428)	618,204,440
Change in net unrealized appreciation (depreciation)	(40,244,083)	51,016,036
Net Income (loss)	$(1,611,315,344)	$666,405,455
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2021.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$2,989,499	$5,580,964
NAV end of period	$2,560,348	$2,764,355
Percentage change in NAV	(14.4)%	(50.5)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	(50.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$59.83	$55.83
Per share NAV end of period	$51.24	$55.32
Percentage change in per share NAV	(14.4)%	(0.9)%
Percentage change in benchmark	(7.1)%	0.6%
Benchmark annualized volatility	5.0%	11.8%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to June 30, 2021. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.4% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 0.9% for the six months ended June 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 7.1% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 0.6% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(12,248)	$(4,913)
Management fee	12,911	13,842
Net realized gain (loss)	(279,474)	(115,236)
Change in net unrealized appreciation (depreciation)	(137,429)	49,554
Net Income (loss)	$(429,151)	$(70,595)
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2021.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$2,222,639	$5,608,612
NAV end of period	$2,304,732	$5,614,042
Percentage change in NAV	3.7%	0.1%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	50,000	100,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$44.45	$56.09
Per share NAV end of period	$46.09	$56.14
Percentage change in per share NAV	3.7%	0.1%
Percentage change in benchmark	(2.7)%	(1.6)%
Benchmark annualized volatility	9.9%	14.6%
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of

the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to June 30, 2021. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.7% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 0.1% for the six months ended June 30, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 2.7% for the six months ended June 30, 2021, as compared to the benchmark’s decline of 1.6% for the six months ended June 30, 2020, can be attributed to a greater decrease in the value of the Australian dollar versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(10,573)	$(12,760)
Management fee	10,331	30,018
Brokerage commission	760	2,838
Net realized gain (loss)	(171,677)	(366,954)
Change in net unrealized appreciation (depreciation)	264,343	385,144
Net Income (loss)	$82,093	$5,430
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a greater decrease in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2021.

ProShares UltraShort Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$96,839,233	$125,451,681
NAV end of period	$79,400,059	$117,821,898
Percentage change in NAV	(18.0)%	(6.1)%
Shares outstanding beginning of period	2,084,971	2,572,471
Shares outstanding end of period	4,383,799	1,609,971
Percentage change in shares outstanding	110.3%	(37.4)%
Shares created	3,887,500	5,587,500
Shares redeemed	1,588,672	6,550,000
Per share NAV beginning of period	$46.45	$48.77
Per share NAV end of period	$18.11	$73.18
Percentage change in per share NAV	(61.0)%	50.1%
Percentage change in benchmark	50.1%	(58.6)%
Benchmark annualized volatility	28.2%	109.8%
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

During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 2,084,971 outstanding Shares at December 31, 2020 to 4,383,799 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,572,471 outstanding Shares at December 31, 2019 to 1,609,971 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 61.0% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 50.1% for the six months ended June 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The new benchmark’s rise of 50.1% for the six months ended June 30, 2021, as compared to the former Bloomberg WTI Crude Oil Subindex
SM
 benchmark’s decline of 58.6% for the six months ended June 30, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(509,925)	$(813,439)
Management fee	402,298	551,269
Brokerage commission	71,625	423,785
Net realized gain (loss)	(75,188,186)	44,726,655
Change in net unrealized appreciation (depreciation)	(4,308,588)	1,379,632
Net Income (loss)	$(80,006,699)	$45,292,848
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase in the value of WTI Crude Oil during the six months ended June 30, 2021.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$24,977,745	$12,515,603
NAV end of period	$97,525,300	$28,552,210
Percentage change in NAV	290.4%	128.1%
Shares outstanding beginning of period	524,832	324,832
Shares outstanding end of period	4,524,832	424,832
Percentage change in shares outstanding	762.1%	30.8%
Shares created	7,550,000	1,200,000
Shares redeemed	3,550,000	1,100,000
Per share NAV beginning of period	$47.59	$38.53
Per share NAV end of period	$21.55	$67.21
Percentage change in per share NAV	(54.7)%	74.5%
Percentage change in benchmark	34.2%	(37.8)%
Benchmark annualized volatility	35.5%	50.5%
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 524,832 outstanding Shares at December 31, 2020 to 4,524,832 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 324,832 outstanding Shares at December 31, 2019 to 424,832 outstanding Shares at June 30, 2020.

For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.7% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 74.5% for the six months ended June 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s rise of 34.2% for the six months ended June 30, 2021, as compared to the benchmark’s decline of 37.8% for the six months ended June 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(574,164)	$(109,326)
Management fee	350,648	69,037
Brokerage commission	182,023	78,743
Net realized gain (loss)	(16,664,698)	10,862,268
Change in net unrealized appreciation (depreciation)	(17,798,697)	560,972
Net Income (loss)	$(35,037,559)	$11,313,914
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the six months ended June 30, 2021.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$52,953,339	$120,581,173
NAV end of period	$48,820,440	$78,848,965
Percentage change in NAV	(7.8)%	(34.6)%
Shares outstanding beginning of period	2,350,000	4,500,000
Shares outstanding end of period	2,050,000	2,950,000
Percentage change in shares outstanding	(12.8)%	(34.4)%
Shares created	200,000	350,000
Shares redeemed	500,000	1,900,000
Per share NAV beginning of period	$22.53	$26.80
Per share NAV end of period	$23.81	$26.73
Percentage change in per share NAV	5.7%	(0.3)%
Percentage change in benchmark	(2.9)%	0.2%
Benchmark annualized volatility	6.1%	8.7%
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,050,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,950,000 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.7% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 0.3% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 2.9% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 0.2% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(225,912)	$(9,389)
Management fee	238,718	477,073
Net realized gain (loss)	(725,230)	(1,238,585)
Change in net unrealized appreciation (depreciation)	3,881,067	1,920,568
Net Income (loss)	$2,929,925	$672,594
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2021.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$20,337,376	$21,047,560
NAV end of period	$32,835,014	$15,851,043
Percentage change in NAV	61.5%	(24.7)%
Shares outstanding beginning of period	646,977	396,977
Shares outstanding end of period	946,977	446,977
Percentage change in shares outstanding	46.4%	12.6%
Shares created	1,050,000	350,000
Shares redeemed	750,000	300,000
Per share NAV beginning of period	$31.43	$53.02
Per share NAV end of period	$34.67	$35.46
Percentage change in per share NAV	10.3%	(33.1)%
Percentage change in benchmark	(7.0)%	17.1%
Benchmark annualized volatility	16.6%	24.2%
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 946,977 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 446,977 outstanding Shares at June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.3% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 33.1% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 7.0% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 17.1% for the six months ended June 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(139,918)	$(25,708)
Management fee	133,695	83,860
Brokerage commission	5,873	3,763
Net realized gain (loss)	(2,981,188)	(8,020,153)
Change in net unrealized appreciation (depreciation)	3,626,200	38,043
Net Income (loss)	$505,094	$(8,007,818)
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2021.

ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$28,885,775	$13,834,163
NAV end of period	$34,859,763	$10,145,625
Percentage change in NAV	20.7%	(26.7)%
Shares outstanding beginning of period	1,041,744	129,244
Shares outstanding end of period	1,491,329	129,244
Percentage change in shares outstanding	43.2%	—%
Shares created	2,750,000	200,000
Shares redeemed	2,300,415	200,000
Per share NAV beginning of period	$27.73	$107.04
Per share NAV end of period	$23.37	$78.50
Percentage change in per share NAV	(15.7)%	(26.7)%
Percentage change in benchmark	(1.2)%	1.9%
Benchmark annualized volatility	35.9%	43.3%
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,041,744 outstanding Shares at December 31, 2020 to 1,491,329 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.7% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 26.7% for the six months ended June 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 1.2% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 1.9% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the silver futures contracts during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(177,247)	$(27,294)
Management fee	157,576	62,885
Brokerage commission	11,268	7,921
Net realized gain (loss)	(8,808,722)	(3,035,499)
Change in net unrealized appreciation (depreciation)	6,541,191	1,436,385
Net Income (loss)	$(2,444,778)	$(1,626,408)
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of futures, in conjunction with the timing of shareholder activity, prices during the six months ended June 30, 2021.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$23,691,070	$38,132,320
NAV end of period	$27,231,748	$29,787,034
Percentage change in NAV	14.9%	(21.9)%
Shares outstanding beginning of period	349,290	499,290
Shares outstanding end of period	349,290	399,290
Percentage change in shares outstanding	—%	(20.0)%
Shares created	100,000	100,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$67.83	$76.37
Per share NAV end of period	$77.96	$74.60
Percentage change in per share NAV	15.0%	(2.3)%
Percentage change in benchmark	(7.1)%	0.6%
Benchmark annualized volatility	5.0%	11.8%
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to June 30, 2021. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 399,290 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.0% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV decrease of 2.3% for the six months ended June 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 7.1% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 0.6% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(131,833)	$(17,541)
Management fee	138,999	148,867
Net realized gain (loss)	2,857,659	(395,772)
Change in net unrealized appreciation (depreciation)	1,256,265	(630,608)
Net Income (loss)	$3,982,091	$(1,043,921)
The Fund’s net income increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2021.

ProShares VIX Mid-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
NAV beginning of period	$72,075,095		$45,986,584
NAV end of period	$92,662,734		$59,085,470
Percentage change in NAV	28.6%		28.5%
Shares outstanding beginning of period	1,962,403		2,162,403
Shares outstanding end of period	3,037,403		1,462,403
Percentage change in shares outstanding	54.8%		(32.4)%
Shares created	1,425,000		1,100,000
Shares redeemed	350,000		1,800,000
Per share NAV beginning of period	$36.73		$21.27
Per share NAV end of period	$30.51		$40.40
Percentage change in per share NAV	(16.9)%		90.0%
Percentage change in benchmark	(16.4	) %	90.9%
Benchmark annualized volatility	30.8%		75.1%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500® VIX Short-Term Futures Index, the benchmark for ProShares VIX Mid-Term Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,037,403 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,462,403 outstanding Shares at June 30, 2020.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.9% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 90.0% for the six months ended June 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 16.4% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 90.9% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(431,944)	$(85,793)
Management fee	365,346	218,560
Brokerage commission	27,408	32,623
Net realized gain (loss)	(10,866,226)	20,952,940
Change in net unrealized appreciation (depreciation)	(4,703,492)	3,669,337
Net Income (loss)	$(16,001,662)	$24,536,484
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2021.

ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NAV beginning of period	$293,390,549	$279,792,503
NAV end of period	$272,352,675	$221,343,175
Percentage change in NAV	(7.2)%	(20.9)%
Shares outstanding beginning of period	5,331,579	5,687,829
Shares outstanding end of period	11,307,826	1,981,579
Percentage change in shares outstanding	112.1%	(65.2)%
Shares created	10,256,250	2,668,750
Shares redeemed	4,280,003	6,375,000
Per share NAV beginning of period	$55.03	$49.19
Per share NAV end of period	$24.09	$111.70
Percentage change in per share NAV	(56.2)%	127.1%
Percentage change in benchmark	(56.0)%	128.5%
Benchmark annualized volatility	76.0%	132.5%
On Monday, October 26, 2020, the Chicago Futures Exchange (a subsidiary of the Chicago Board Options Exchange) changed the settlement time for the VIX futures contracts in which the Fund invests from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). As a result, on Monday, October 26, 2020, S&P Dow Jones Indices revised the index methodology for the S&P 500® VIX Short-Term Futures Index, the benchmark for ProShares VIX Short-Term Futures ETF, to reflect the new settlement time.
As a result of these changes to the settlement time for VIX futures contracts and the Index methodology, on Monday, October 26, 2020 the Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Additional information about the calculation of NAV is included in the Fund’s Prospectus.
During the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,331,579 outstanding Shares at December 31, 2020 to 11,307,826 outstanding Shares at June 30, 2021. By comparison, during the six months ended June 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,687,829 outstanding Shares at December 31, 2019 to 1,981,579 outstanding Shares at June 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.2% for the six months ended June 30, 2021, as compared to the Fund’s per Share NAV increase of 127.1% for the six months ended June 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2021.
The benchmark’s decline of 56.0% for the six months ended June 30, 2021, as compared to the benchmark’s rise of 128.5% for the six months ended June 30, 2020, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income (loss)	$(2,122,386)	$(299,597)
Management fee	1,494,823	1,024,560
Brokerage commission	267,497	244,857
Net realized gain (loss)	(252,481,234)	324,892,071
Change in net unrealized appreciation (depreciation)	(14,438,507)	16,033,274
Net Income (loss)	$(269,042,127)	$340,625,748
The Fund’s net income decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2021 and 2020, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of June 30, 2021 and 2020, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2021	15	$1.19	125,000	$(2,224,688)
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Long	September 2020	16	$1.13	125,000	$2,250,500
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2021 and 2020, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2021	8,517	$17.90	1,000	$(152,482,406)
VIX Futures (Cboe)	Short	August 2021	7,201	19.75	1,000	(142,210,389)

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2020	4,764	$30.88	1,000	$(147,088,500)
VIX Futures (Cboe)	Short	August 2020	3,411	31.83	1,000	(108,555,075)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2021 and 2020, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2021	8,113	$72.77	1,000	$590,383,010
WTI Crude Oil (NYMEX)	Long	December 2021	8,603	70.13	1,000	603,328,390
WTI Crude Oil (NYMEX)	Long	June 2022	8,948	66.54	1,000	595,399,920

Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$60.4445	$54,331,869
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	60.4445	192,754,488
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	60.4445	249,583,741
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	60.4445	128,583,706
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	60.4445	191,424,891

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2020	17,132	$39.34	1,000	$673,972,880
WTI Crude Oil (NYMEX)	Long	October 2020	22,205	39.48	1,000	876,653,400
WTI Crude Oil (NYMEX)	Long	December 2020	25,357	39.68	1,000	1,006,165,760

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	$37.2575	$225,096,897
Morgan Stanley WTI Crude Oil Subindex	Morgan Stanley	Long	287.8039	129,511,755
Bloomberg WTI Crude Oil Subindex	Societe Generale	Long	37.2575	107,081,626
The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2021 and 2020, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2021	3,875	$3.62	10,000	$140,430,000

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2020	5,659	$1.79	10,000	$101,239,510
The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:
As of June 30, 2021 and 2020, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/09/21	3,450,921	1.2118	$4,181,993
Euro	UBS AG	Long	07/09/21	4,235,502	1.2213	5,172,812
Euro	UBS AG	Short	07/09/21	(1,496,000)	1.1883	(1,777,623)

Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/20	3,440,921	1.1227	$3,862,950
Euro	UBS AG	Long	07/10/20	4,020,302	1.1283	4,536,305
Euro	UBS AG	Short	07/10/20	(203,000)	1.1264	(228,659)
The June 30, 2021 and 2020 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of June 30, 2021 and 2020 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2021	972	$1,771.60	100	$172,199,520

Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$195.7033	$108,368,339
Bloomberg Gold Subindex	Goldman Sachs International	Long	195.7033	93,647,812
Bloomberg Gold Subindex	UBS AG	Long	195.7033	112,731,674

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2020	721	$1,800.50	100	$129,816,050

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$203.8550	$70,552,163
Bloomberg Gold Subindex	Goldman Sachs International	Long	203.8550	69,644,070
Bloomberg Gold Subindex	UBS AG	Long	203.8550	61,364,755
The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of June 30, 2021 and 2020 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2021	2,217	$26.19	5,000	$290,360,490
Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$238.4964	$310,326,474
Bloomberg Silver Subindex	Goldman Sachs International	Long	238.4964	261,540,197
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	238.4964	243,690,136
Bloomberg Silver Subindex	UBS AG	Long	238.4964	217,640,652
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2020	1,928	$18.64	5,000	$179,660,680

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$172.6990	$135,066,136
Bloomberg Silver Subindex	Goldman Sachs International	Long	172.6990	93,005,691
Bloomberg Silver Subindex	UBS AG	Long	172.6990	91,761,402
The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2021 and 2020, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	34,175	$17.90	1,000	$611,845,278
VIX Futures (Cboe)	Long	August 2021	28,926	19.75	1,000	571,250,896
Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$29.4600	$77,700,750
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	26,764	$30.88	1,000	$826,338,500
VIX Futures (Cboe)	Long	August 2020	19,103	31.83	1,000	607,952,975
Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$34.0592	$52,525,586

The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Yen:
As of June 30, 2021 and 2020, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of June 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/09/21	336,192,517	0.009125	$3,067,633
Yen	UBS AG	Long	07/09/21	246,112,756	0.009124	2,245,458
Yen	UBS AG	Short	07/09/21	(13,400,000)	0.009047	(121,227)
Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/20	336,014,517	0.009196	$3,089,931
Yen	UBS AG	Long	07/10/20	274,932,756	0.009201	2,529,705
Yen	UBS AG	Short	07/10/20	(12,240,000)	0.009236	(113,045)
The June 30, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of June 30, 2021 and 2020, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2021	61	$75.01	1,000	$(4,573,780)
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2020	163	$69.01	1,000	$(11,255,150)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2021 and 2020, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2021	720	$72.77	1,000	$(52,394,400)
WTI Crude Oil (NYMEX)	Short	December 2021	764	70.13	1,000	(53,579,320)
WTI Crude Oil (NYMEX)	Short	June 2022	794	66.54	1,000	(52,832,760)
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2020	919	$39.34	1,000	$(36,153,460)
WTI Crude Oil (NYMEX)	Short	October 2020	1,990	39.48	1,000	(78,565,200)
WTI Crude Oil (NYMEX)	Short	December 2020	1,980	39.68	1,000	(78,566,400)

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	$37.2575	$(42,317,531)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. June 30, 2021 and 2020 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2021 and 2020, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2021	5,382	$3.62	10,000	$(195,043,680)
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2020	3,192	$1.79	10,000	$(57,104,880)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of June 30, 2021 and 2020, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/09/21	950,000	1.2101	$1,149,583
Euro	UBS AG	Long	07/09/21	2,380,000	1.2022	2,861,261
Euro	Goldman Sachs International	Short	07/09/21	(37,911,263)	1.2211	(46,293,004)
Euro	UBS AG	Short	07/09/21	(47,835,199)	1.2168	(58,206,953)
Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	07/10/20	24,450,000	1.1306	$27,643,554
Euro	Goldman Sachs International	Short	07/10/20	(42,027,263)	1.1227	(47,181,907)
Euro	UBS AG	Short	07/10/20	(123,240,199)	1.1229	(138,384,964)
The June 30, 2021 and 2020 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of June 30, 2021 and 2020 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2021	169	$1,771.60	100	$(29,940,040)
Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$195.7033	$(14,671,543)
Bloomberg Gold Subindex	Goldman Sachs International	Short	195.7033	(9,598,230)
Bloomberg Gold Subindex	UBS AG	Short	195.7033	(11,477,443)
Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2020	46	$1,800.50	100	$(8,282,300)

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$203.8550	$(10,722,833)
Bloomberg Gold Subindex	Goldman Sachs International	Short	203.8550	(8,036,739)
Bloomberg Gold Subindex	UBS AG	Short	203.8550	(4,678,097)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of June 30, 2021 and 2020 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2021	179	$26.19	5,000	$(23,443,630)

Swap Agreements as of June 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$238.4964	$(8,849,343)
Bloomberg Silver Subindex	Goldman Sachs International	Short	238.4964	(11,715,662)
	Morgan Stanley & Co.
Bloomberg Silver Subindex	International PLC	Short	238.4964	(9,263,439)
Bloomberg Silver Subindex	UBS AG	Short	238.4964	(16,415,733)

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2020	74	$18.64	5,000	$(6,895,690)

Swap Agreements as of June 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$172.6990	$(5,885,533)
Bloomberg Silver Subindex	Goldman Sachs International	Short	172.6990	(3,503,375)
Bloomberg Silver Subindex	UBS AG	Short	172.6990	(4,010,780)
The June 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of June 30, 2021 and 2020, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/09/21	995,120,000	0.009133	$9,088,259
Yen	UBS AG	Long	07/09/21	152,800,000	0.009096	1,389,896
Yen	Goldman Sachs International	Short	07/09/21	(2,069,325,165)	0.009121	(18,874,773)
Yen	UBS AG	Short	07/09/21	(5,125,948,875)	0.009118	(46,736,956)

Foreign Currency Forward Contracts as of June 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/10/20	667,860,000	0.009305	$6,214,279
Yen	Goldman Sachs International	Short	07/10/20	(1,888,338,165)	0.009196	(17,364,827)
Yen	UBS AG	Short	07/10/20	(5,209,742,875)	0.009190	(47,878,145)
The June 30, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF
As of June 30, 2021 and 2020, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	747	$21.85	1,000	$16,325,237
VIX Futures (Cboe)	Long	November 2021	1,379	22.26	1,000	30,695,161
VIX Futures (Cboe)	Long	December 2021	1,379	22.38	1,000	30,859,951
VIX Futures (Cboe)	Long	January 2022	632	23.38	1,000	14,775,781

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	378	$33.18	1,000	$12,540,150
VIX Futures (Cboe)	Long	November 2020	647	30.58	1,000	19,782,025
VIX Futures (Cboe)	Long	December 2020	647	29.08	1,000	18,811,525
VIX Futures (Cboe)	Long	January 2021	270	29.43	1,000	7,944,750
The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of June 30, 2021 and 2020, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	7,861	$17.90	1,000	$140,737,841
VIX Futures (Cboe)	Long	August 2021	6,655	19.75	1,000	131,427,599

Futures Positions as of June 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2020	4,125	$30.88	1,000	$127,359,375
VIX Futures (Cboe)	Long	August 2020	2,943	31.83	1,000	93,660,975

The June 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
Not applicable.

Title of Securities Registered	Amount Registered as of June 30, 2021	Shares Sold For the Three Months Ended June 30, 2021	Sale Price of Shares Sold For the Three Months Ended June 30, 2021	Shares Sold For the Six Months Ended June 30, 2021	Sale Price of Shares Sold For the Six Months Ended June 30, 2021
ProShares Short Euro Common Units of Beneficial Interest	$203,055,627	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,418,967,805	450,000	$21,503,474	2,850,000	$119,612,942
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$2,698,414,797	1,050,000	$60,208,663	3,400,000	$177,252,853
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$386,032,584	650,000	$13,706,591	4,050,000	$90,187,414
ProShares Ultra Euro Common Units of Beneficial Interest	$186,681,873	100,000	$1,488,793	100,000	$1,488,793
ProShares Ultra Gold Common Units of Beneficial Interest	$594,079,932	400,000	$23,214,269	1,000,000	$60,276,530
ProShares Ultra Silver Common Units of Beneficial Interest	$817,900,286	1,000,000	$46,374,159	3,400,000	$166,773,794
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$6,066,240,184	12,955,000	$434,635,046	32,585,000	$2,373,778,077
ProShares Ultra Yen Common Units of Beneficial Interest	$201,792,144	—	$—	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$159,935,804	—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$1,124,471,841	1,937,500	$43,181,460	3,887,500	$107,484,439
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$478,890,865	3,450,000	$93,913,245	7,550,000	$235,963,431
ProShares UltraShort Euro Common Units of Beneficial Interest	$486,592,151	—	$—	200,000	$4,613,244
ProShares UltraShort Gold Common Units of Beneficial Interest	$178,478,592	300,000	$10,071,690	1,050,000	$37,362,906

Title of Securities Registered	Amount Registered as of June 30, 2021	Shares Sold For the Three Months Ended June 30, 2021	Sale Price of Shares Sold For the Three Months Ended June 30, 2021	Shares Sold For the Six Months Ended June 30, 2021	Sale Price of Shares Sold For the Six Months Ended June 30, 2021
ProShares UltraShort Silver Common Units of Beneficial Interest	$454,916,081	300,000	$7,086,666	2,750,000	$65,182,313
ProShares UltraShort Yen Common Units of Beneficial Interest	$484,084,957	—	$—	100,000	$7,132,412
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$332,636,785	1,025,000	$33,730,245	1,425,000	$49,610,239
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,128,860,082	3,925,000	$124,484,014	10,256,250	$451,376,724

Total Trust:	$17,402,032,390	27,542,500	$913,598,315	74,603,750	$3,948,096,111
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
Date: August 6, 2021

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: August 6, 2021