Form 10-Q
period 2021-09-30
ProShares Trust II
filed 2021-11-05
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number:
001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o ProShare Capital Management LLC
7272 Wisconsin Ave, 21st Floor
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
As of October 26, 2021, the registrant had
165,148,980 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part	I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Cash	$2,168,859	$4,105,781
Segregated cash balances with brokers for futures contracts	36,300	68,310
Receivable on open futures contracts	3,562	21,094
Interest receivable	87	175

Total assets	2,208,808	4,195,360

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	281	—
Payable to Sponsor	1,695	3,391
Non-recurring fees and expenses payable	14	14

Total liabilities	1,990	3,405

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,206,818	4,191,955

Total liabilities and shareholders’ equity	$2,208,808	$4,195,360

Shares outstanding	50,000	100,000

Net asset value per share	$44.14	$41.92

Market value per share (Note 2)	$44.16	$41.35

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires December 2021	15	$2,175,000	$46,781
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$269	$127	$1,175	$7,776

Expenses
Management fee	5,193	5,247	19,278	16,266
Brokerage commissions	79	82	339	272
Non-recurring fees and expenses	—	65	—	65

Total expenses	5,272	5,394	19,617	16,603

Net investment income (loss)	(5,003)	(5,267)	(18,442)	(8,827)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	57,489	(77,567)	88,710	(116,225)

Net realized gain (loss)	57,489	(77,567)	88,710	(116,225)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,770)	(14,989)	91,407	31,531
Short-term U.S. government and agency obligations	—	—	—	(30)

Change in net unrealized appreciation (depreciation)	(4,770)	(14,989)	91,407	31,501

Net realized and unrealized gain (loss)	52,719	(92,556)	180,117	(84,724)

Net income (loss)	$47,716	$(97,823)	$161,675	$(93,551)

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,159,102	$2,286,467	$4,191,955	$2,282,195

Redemption of –, –, 50,000 and – shares, respectively	—	—	(2,146,812)	—

Net addition (redemption) of –, –, (50,000) and – shares, respectively	—	—	(2,146,812)	—

Net investment income (loss)	(5,003)	(5,267)	(18,442)	(8,827)
Net realized gain (loss)	57,489	(77,567)	88,710	(116,225)
Change in net unrealized appreciation (depreciation)	(4,770)	(14,989)	91,407	31,501

Net income (loss)	47,716	(97,823)	161,675	(93,551)

Shareholders’ equity, end of period	$2,206,818	$2,188,644	$2,206,818	$2,188,644

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$161,675	$(93,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,999,562)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,000,000	747,000
Net amortization and accretion on short-term U.S. government and agency obligations	(438)	(1,225)
Change in unrealized appreciation (depreciation) on investments	—	30
Decrease (Increase) in receivable on futures contracts	17,532	(3,844)
Decrease (Increase) in interest receivable	88	2,347
Increase (Decrease) in payable to Sponsor	(1,696)	(167)
Increase (Decrease) in payable on futures contracts	281	(5,100)

Net cash provided by (used in) operating activities	177,880	645,490

Cash flow from financing activities
Payment on shares redeemed	(2,146,812)	—

Net cash provided by (used in) financing activities	(2,146,812)	—

Net increase (decrease) in cash	(1,968,932)	645,490
Cash, beginning of period	4,174,091	1,540,916

Cash, end of period	$2,205,159	$2,186,406

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $129,993,650 and $69,998,727, respectively)	$129,992,467	$69,999,639
Cash	57,127,931	132,392,153
Segregated cash balances with brokers for futures contracts	130,619,573	134,187,067
Receivable on open futures contracts	71,173,354	74,226,825
Interest receivable	1,773	4,384

Total assets	388,915,098	410,810,068

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	996,159
Brokerage commissions and futures account fees payable	85,856	114,522
Payable to Sponsor	304,044	326,566
Non-recurring fees and expenses payable	1,353	1,353

Total liabilities	391,253	1,438,600

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	388,523,845	409,371,468

Total liabilities and shareholders’ equity	$388,915,098	$410,810,068

Shares outstanding	7,134,307	9,884,307

Net asset value per share	$54.46	$41.42

Market value per share (Note 2)	$54.39	$41.44

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.006% due 10/21/21	$20,000,000	$19,999,112
0.029% due 11/18/21	70,000,000	69,996,731
0.043% due 12/16/21	40,000,000	39,996,624

Total short-term U.S. government and agency obligations (cost $129,993,650)		$129,992,467

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2021	4,341	$99,269,120	$(2,399,545)
VIX Futures - Cboe, expires November 2021	4,001	94,767,286	(3,782,433)

			$(6,181,978)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$8,152	$53,301	$75,729	$909,185

Expenses
Management fee	1,055,823	1,116,999	3,415,545	3,592,232
Brokerage commissions	208,885	167,648	638,744	585,356
Futures account fees	209,717	291,350	795,836	752,869
Non-recurring fees and expenses	—	22,038	—	22,038

Total expenses	1,474,425	1,598,035	4,850,125	4,952,495

Net investment income (loss)	(1,466,273)	(1,544,734)	(4,774,396)	(4,043,310)

Realized and unrealized gain (loss) on investment activity Net realized gain (loss) on
Futures contracts	34,573,906	60,593,315	168,120,340	(129,091,526)
Short-term U.S. government and agency obligations	(1,303)	(10)	(1,303)	(768)

Net realized gain (loss)	34,572,603	60,593,305	168,119,037	(129,092,294)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(43,362,244)	(1,463,210)	(14,530,761)	(2,706,204)
Short-term U.S. government and agency obligations	12,400	(189)	(2,095)	(2,866)

Change in net unrealized appreciation (depreciation)	(43,349,844)	(1,463,399)	(14,532,856)	(2,709,070)

Net realized and unrealized gain (loss)	(8,777,241)	59,129,906	153,586,181	(131,801,364)

Net income (loss)	$(10,243,514)	$57,585,172	$148,811,785	$(135,844,674)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$588,615,946	$509,811,853	$409,371,468	$284,437,179

Addition of 550,000, –, 3,400,000 and 25,850,000 shares, respectively	30,777,084	—	150,390,026	914,411,669
Redemption of 4,000,000, 6,750,000, 6,150,000 and 20,700,000 shares, respectively	(220,625,671)	(231,931,959)	(320,049,434)	(727,539,108)

Net addition (redemption) of (3,450,000), (6,750,000), (2,750,000) and 5,150,000 shares, respectively	(189,848,587)	(231,931,959)	(169,659,408)	186,872,561

Net investment income (loss)	(1,466,273)	(1,544,734)	(4,774,396)	(4,043,310)
Net realized gain (loss)	34,572,603	60,593,305	168,119,037	(129,092,294)
Change in net unrealized appreciation (depreciation)	(43,349,844)	(1,463,399)	(14,532,856)	(2,709,070)

Net income (loss)	(10,243,514)	57,585,172	148,811,785	(135,844,674)

Shareholders’ equity, end of period	$388,523,845	$335,465,066	$388,523,845	$335,465,066

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$148,811,785	$(135,844,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(411,950,977)	(509,581,499)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	351,997,423	446,998,196
Net amortization and accretion on short-term U.S. government and agency obligations	(42,672)	(466,825)
Net realized gain (loss) on investments	1,303	768
Change in unrealized appreciation (depreciation) on investments	2,095	2,866
Decrease (Increase) in receivable on futures contracts	3,053,471	(38,580,764)
Decrease (Increase) in interest receivable	2,611	120,515
Increase (Decrease) in payable to Sponsor	(22,522)	86,957
Increase (Decrease) in brokerage commissions and futures account fees payable	(28,666)	92,881
Increase (Decrease) in payable on futures contracts	(996,159)	1,344,400

Net cash provided by (used in) operating activities	90,827,692	(235,827,179)

Cash flow from financing activities
Proceeds from addition of shares	150,390,026	914,411,669
Payment on shares redeemed	(320,049,434)	(697,482,198)

Net cash provided by (used in) financing activities	(169,659,408)	216,929,471

Net increase (decrease) in cash	(78,831,716)	(18,897,708)
Cash, beginning of period	266,579,220	167,544,087

Cash, end of period	$187,747,504	$148,646,379

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $834,947,719 and $219,996,153, respectively)	$834,942,326	$219,998,394
Cash	59,467,995	491,732,847
Segregated cash balances with brokers for futures contracts	140,365,174	175,526,749
Unrealized appreciation on swap agreements	70,885,762	18,242,195
Receivable on open futures contracts	2,775,359	1,611,608
Interest receivable	14,763	21,388

Total assets	1,108,451,379	907,133,181

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	16,894,746	3,627,934
Brokerage commissions and futures account fees payable	21,834	—
Payable to Sponsor	856,541	728,955
Non-recurring fees and expenses payable	64,542	37,042

Total liabilities	17,837,663	4,393,931

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,090,613,716	902,739,250

Total liabilities and shareholders’ equity	$1,108,451,379	$907,133,181

Shares outstanding	12,910,774	24,810,774

Net asset value per share	$84.47	$36.38

Market value per share (Note 2)	$84.22	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.018% due 10/14/21 †	$145,000,000	$144,998,695
0.039% due 10/21/21 †	90,000,000	89,996,004
0.033% due 11/18/21 †	150,000,000	149,992,995
0.043% due 12/16/21 †	325,000,000	324,972,570
0.037% due 01/20/22	75,000,000	74,990,752
0.028% due 02/17/22	50,000,000	49,991,310

Total short-term U.S. government and agency obligations (cost $834,947,719)		$834,942,326

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2021	5,657	$422,577,900	$158,475,710
WTI Crude Oil - NYMEX, expires June 2022	5,843	415,729,450	89,351,620
WTI Crude Oil - NYMEX, expires December 2022	6,063	410,465,100	20,176,983

			$268,004,313

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/06/21	$143,554,545	$10,910,833
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/21	203,094,978	15,436,191
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/21	248,642,399	18,898,011
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/06/21	135,481,695	10,305,144
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/06/21	201,694,052	15,335,583

			Total Unrealized Appreciation	$70,885,762

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$86,370	$50,356	$365,778	$1,817,563

Expenses
Management fee	2,775,351	3,210,517	8,104,728	6,887,044
Brokerage commissions	198,498	600,233	701,710	1,744,115
Futures account fees	215,514	635,311	632,199	1,172,060
Non-recurring fees and expenses	27,500	24,637	27,500	24,637

Total expenses	3,216,863	4,470,698	9,466,137	9,827,856

Net investment income (loss)	(3,130,493)	(4,420,342)	(9,100,359)	(8,010,293)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	92,637,432	294,310,497	539,758,995	174,272,485
Swap agreements	13,693,131	(8,356,234)	221,428,455	(1,065,452,045)
Short-term U.S. government and agency obligations	(4,742)	—	(4,742)	159,318

Net realized gain (loss)	106,325,821	285,954,263	761,182,708	(891,020,242)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(48,048,297)	(222,585,432)	123,440,274	127,961,958
Swap agreements	31,138,258	(10,038,323)	52,643,567	(21,814,590)
Short-term U.S. government and agency obligations	31,451	(6,531)	(7,634)	(20,469)

Change in net unrealized appreciation (depreciation)	(16,878,588)	(232,630,286)	176,076,207	106,126,899

Net realized and unrealized gain (loss)	89,447,233	53,323,977	937,258,915	(784,893,343)

Net income (loss)	$86,316,740	$48,903,635	$928,158,556	$(792,903,636)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$1,303,530,902	$1,508,661,459	$902,739,250	$309,844,582

Addition of 950,000, 21,500,000, 4,350,000 and 109,662,000 shares, respectively	62,865,806	659,253,641	240,118,659	3,612,784,316
Redemption of 4,700,000, 32,650,000, 16,250,000 and 68,659,679 shares, respectively	(362,099,732)	(1,020,933,679)	(980,402,749)	(1,933,840,206)

Net addition (redemption) of (3,750,000), (11,150,000), (11,900,000) and 41,002,321 shares, respectively	(299,233,926)	(361,680,038)	(740,284,090)	1,678,944,110

Net investment income (loss)	(3,130,493)	(4,420,342)	(9,100,359)	(8,010,293)
Net realized gain (loss)	106,325,821	285,954,263	761,182,708	(891,020,242)
Change in net unrealized appreciation (depreciation)	(16,878,588)	(232,630,286)	176,076,207	106,126,899

Net income (loss)	86,316,740	48,903,635	928,158,556	(792,903,636)

Shareholders’ equity, end of period	$1,090,613,716	$1,195,885,056	$1,090,613,716	$1,195,885,056

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$928,158,556	$(792,903,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,012,720,434)	(609,752,656)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,397,994,503	611,325,151
Net amortization and accretion on short-term U.S. government and agency obligations	(230,377)	(1,266,463)
Net realized gain (loss) on investments	4,742	(159,318)
Change in unrealized appreciation (depreciation) on investments	(52,635,933)	21,835,059
Decrease (Increase) in receivable on futures contracts	(1,163,751)	(43,615,866)
Decrease (Increase) in interest receivable	6,625	93,028
Increase (Decrease) in payable to Sponsor	127,586	699,847
Increase (Decrease) in brokerage commissions and futures account fees payable	21,834	—
Increase (Decrease) in payable on futures contracts	—	(266,056)
Increase (Decrease) in non-recurring fees and expenses payable	27,500	—

Net cash provided by (used in) operating activities	259,590,851	(814,010,910)

Cash flow from financing activities
Proceeds from addition of shares	240,118,659	3,605,599,295
Payment on shares redeemed	(967,135,937)	(1,933,840,206)

Net cash provided by (used in) financing activities	(727,017,278)	1,671,759,089

Net increase (decrease) in cash	(467,426,427)	857,748,179
Cash, beginning of period	667,259,596	88,315,563

Cash, end of period	$199,833,169	$946,063,742

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $32,997,075 and $29,999,585, respectively)	$32,997,127	$29,999,889
Cash	57,275,787	92,972,312
Segregated cash balances with brokers for futures contracts	29,792,570	44,320,410
Receivable from capital shares sold	12,521,135	—
Receivable on open futures contracts	12,504,114	13,775,851
Interest receivable	1,065	4,326

Total assets	145,091,798	181,072,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	11,132,546
Brokerage commissions and futures account fees payable	145	—
Payable to Sponsor	52,856	139,455
Non-recurring fees and expenses payable	416	416

Total liabilities	53,417	11,272,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	145,038,381	169,800,371

Total liabilities and shareholders’ equity	$145,091,798	$181,072,788

Shares outstanding	1,737,527	8,087,527

Net asset value per share	$83.47	$21.00

Market value per share (Note 2)	$82.30	$21.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(23% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 11/18/21	$8,000,000	$7,999,626
0.044% due 12/16/21	15,000,000	14,998,734
0.037% due 01/20/22	10,000,000	9,998,767

Total short-term U.S. government and agency obligations (cost $32,997,075)		$32,997,127

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2021	4,944	$290,064,480	$42,185,730

^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$7,355	$15,347	$32,714	$191,160

Expenses
Management fee	161,130	199,772	568,903	378,784
Brokerage commissions	40,472	106,449	195,831	214,255
Futures account fees	18,263	31,540	112,998	44,182
Non-recurring fees and expenses	—	1,129	—	1,129

Total expenses	219,865	338,890	877,732	638,350

Net investment income (loss)	(212,510)	(323,543)	(845,018)	(447,190)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	33,925,711	41,156,156	80,409,384	2,225,390
Short-term U.S. government and agency obligations	12	—	563	977

Net realized gain (loss)	33,925,723	41,156,156	80,409,947	2,226,367

Change in net unrealized appreciation (depreciation) on
Futures contracts	25,134,988	(4,754,372)	35,685,009	(4,336,578)
Short-term U.S. government and agency obligations	720	(455)	(252)	(2,014)

Change in net unrealized appreciation (depreciation)	25,135,708	(4,754,827)	35,684,757	(4,338,592)

Net realized and unrealized gain (loss)	59,061,431	36,401,329	116,094,704	(2,112,225)

Net income (loss)	$58,848,921	$36,077,786	$115,249,686	$(2,559,415)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$70,213,227	$50,599,783	$169,800,371	$45,160,205

Addition of 1,150,000, 4,350,000, 5,200,000 and 5,835,000 shares, respectively	79,122,213	139,174,605	169,309,627	193,426,833
Redemption of 1,400,000, 3,250,000, 11,550,000 and 3,485,288 shares, respectively	(63,145,980)	(126,648,412)	(309,321,303)	(136,823,861)

Net addition (redemption) of (250,000), 1,100,000, (6,350,000) and 2,349,712 shares, respectively	15,976,233	12,526,193	(140,011,676)	56,602,972

Net investment income (loss)	(212,510)	(323,543)	(845,018)	(447,190)
Net realized gain (loss)	33,925,723	41,156,156	80,409,947	2,226,367
Change in net unrealized appreciation (depreciation)	25,135,708	(4,754,827)	35,684,757	(4,338,592)

Net income (loss)	58,848,921	36,077,786	115,249,686	(2,559,415)

Shareholders’ equity, end of period	$145,038,381	$99,203,762	$145,038,381	$99,203,762

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$115,249,686	$(2,559,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(143,979,838)	(115,881,108)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	140,999,619	83,563,843
Net amortization and accretion on short-term U.S. government and agency obligations	(16,708)	(144,767)
Net realized gain (loss) on investments	(563)	(977)
Change in unrealized appreciation (depreciation) on investments	252	2,014
Decrease (Increase) in receivable on futures contracts	1,271,737	37,024
Decrease (Increase) in interest receivable	3,261	9,758
Increase (Decrease) in payable to Sponsor	(86,599)	29,126
Increase (Decrease) in brokerage commissions and futures account fees payable	145	—
Increase (Decrease) in payable on futures contracts	—	2,392,727

Net cash provided by (used in) operating activities	113,440,992	(32,551,775)

Cash flow from financing activities
Proceeds from addition of shares	156,788,492	193,426,833
Payment on shares redeemed	(320,453,849)	(136,823,861)

Net cash provided by (used in) financing activities	(163,665,357)	56,602,972

Net increase (decrease) in cash	(50,224,365)	24,051,197
Cash, beginning of period	137,292,722	17,619,062

Cash, end of period	$87,068,357	$41,670,259

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,912 and $–, respectively)	$999,916	$—
Cash	2,644,602	4,045,092
Segregated cash balances with brokers for foreign currency forward contracts	—	607,000
Unrealized appreciation on foreign currency forward contracts	2,136	89,103
Interest receivable	100	162

Total assets	3,646,754	4,741,357

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,813	3,625
Unrealized depreciation on foreign currency forward contracts	164,822	367
Non-recurring fees and expenses payable	15	15

Total liabilities	167,650	4,007

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,479,104	4,737,350

Total liabilities and shareholders’ equity	$3,646,754	$4,741,357

Shares outstanding	250,000	300,000

Net asset value per share	$13.92	$15.79

Market value per share (Note 2)	$13.92	$15.81

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 12/16/21 †	$1,000,000	$999,916

Total short-term U.S. government and agency obligations (cost $999,912)		$999,916

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/08/21	3,388,921	$3,925,672	$(90,545)
Euro with UBS AG	10/08/21	2,801,502	3,245,215	(74,277)

			Total Unrealized Depreciation	$(164,822)

Contracts to Sell
Euro with Goldman Sachs International	10/08/21	(93,000)	$(107,730)	$941
Euro with UBS AG	10/08/21	(84,000)	(97,304)	1,195

			Total Unrealized Appreciation	$2,136

†	All or partial amount pledged as collateral for foreign currency forwards.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$393	$357	$1,415	$16,350

Expenses
Management fee	8,664	12,404	28,158	33,852
Non-recurring fees and expenses	—	108	—	108

Total expenses	8,664	12,512	28,158	33,960

Net investment income (loss)	(8,271)	(12,155)	(26,743)	(17,610)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(254,219)	441,714	(186,149)	369,811

Net realized gain (loss)	(254,219)	441,714	(186,149)	369,811

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	72,810	(84,317)	(251,422)	(208,243)
Short-term U.S. government and agency obligations	43	—	4	(208)

Change in net unrealized appreciation (depreciation)	72,853	(84,317)	(251,418)	(208,451)

Net realized and unrealized gain (loss)	(181,366)	357,397	(437,567)	161,360

Net income (loss)	$(189,637)	$345,242	$(464,310)	$143,750

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$3,668,741	$4,067,686	$4,737,350	$6,204,424

Addition of –, 100,000, 100,000 and 200,000 shares, respectively	—	1,470,669	1,488,793	2,838,707
Redemption of –, 100,000, 150,000 and 350,000 shares, respectively	—	(1,485,922)	(2,282,729)	(4,789,206)

Net addition (redemption) of –, –, (50,000) and (150,000) shares, respectively	—	(15,253)	(793,936)	(1,950,499)

Net investment income (loss)	(8,271)	(12,155)	(26,743)	(17,610)
Net realized gain (loss)	(254,219)	441,714	(186,149)	369,811
Change in net unrealized appreciation (depreciation)	72,853	(84,317)	(251,418)	(208,451)

Net income (loss)	(189,637)	345,242	(464,310)	143,750

Shareholders’ equity, end of period	$3,479,104	$4,397,675	$3,479,104	$4,397,675

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(464,310)	$143,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,999,381)	(1,395,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,000,000	5,375,000
Net amortization and accretion on short-term U.S. government and agency obligations	(531)	(9,001)
Change in unrealized appreciation (depreciation) on investments	251,418	208,451
Decrease (Increase) in interest receivable	62	1,304
Increase (Decrease) in payable to Sponsor	(812)	(830)

Net cash provided by (used in) operating activities	(1,213,554)	4,322,879

Cash flow from financing activities
Proceeds from addition of shares	1,488,793	2,838,707
Payment on shares redeemed	(2,282,729)	(4,789,206)

Net cash provided by (used in) financing activities	(793,936)	(1,950,499)

Net increase (decrease) in cash	(2,007,490)	2,372,380
Cash, beginning of period	4,652,092	2,127,437

Cash, end of period	$2,644,602	$4,499,817

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $185,989,826 and $74,998,283, respectively)	$185,985,614	$74,999,467
Cash	45,172,246	164,381,859
Segregated cash balances with brokers for futures contracts	7,404,375	11,581,250
Segregated cash balances with brokers for swap agreements	—	7,489,000
Unrealized appreciation on swap agreements	—	5,140,980
Receivable on open futures contracts	2,711,621	148,784
Interest receivable	2,629	6,531

Total assets	241,276,485	263,747,871

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,781,899	—
Brokerage commissions and futures account fees payable	5,068	—
Payable to Sponsor	163,803	206,394
Unrealized depreciation on swap agreements	7,406,864	—
Non-recurring fees and expenses payable	1,004	1,004

Total liabilities	10,358,638	207,398

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	230,917,847	263,540,473

Total liabilities and shareholders’ equity	$241,276,485	$263,747,871

Shares outstanding	4,150,000	3,900,000

Net asset value per share	$55.64	$67.57

Market value per share (Note 2)	$55.59	$68.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.013% due 10/14/21 †	$50,000,000	$49,999,550
0.006% due 10/21/21 †	25,000,000	24,998,890
0.028% due 11/18/21 †	31,000,000	30,998,553
0.037% due 01/20/22 †	50,000,000	49,993,835
0.028% due 02/17/22	30,000,000	29,994,786

Total short-term U.S. government and agency obligations (cost $185,989,826)		$185,985,614

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2021	856	$150,399,200	$(3,936,408)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/21	$107,235,945	$(2,550,199)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/21	92,669,240	(2,203,785)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/21	111,553,685	(2,652,880)

			Total Unrealized Depreciation	$(7,406,864)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$14,338	$59,354	$70,259	$543,895

Expenses
Management fee	582,103	640,992	1,718,350	1,269,866
Brokerage commissions	9,421	12,115	32,974	28,599
Futures account fees	19,008	20,487	64,764	30,683
Non-recurring fees and expenses	—	3,751	—	3,751

Total expenses	610,532	677,345	1,816,088	1,332,899

Net investment income (loss)	(596,194)	(617,991)	(1,745,829)	(789,004)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,125,004)	2,752,270	(12,636,331)	5,806,708
Swap agreements	(18,733,085)	22,990,026	(14,963,523)	45,798,972
Short-term U.S. government and agency obligations	—	—	245	—

Net realized gain (loss)	(21,858,089)	25,742,296	(27,599,609)	51,605,680

Change in net unrealized appreciation (depreciation) on
Futures contracts	319,305	1,046,895	(6,583,282)	3,086,565
Swap agreements	15,245,013	(19,104,511)	(12,547,844)	(14,343,779)
Short-term U.S. government and agency obligations	9,966	3,025	(5,396)	(1,725)

Change in net unrealized appreciation (depreciation)	15,574,284	(18,054,591)	(19,136,522)	(11,258,939)

Net realized and unrealized gain (loss)	(6,283,805)	7,687,705	(46,736,131)	40,346,741

Net income (loss)	$(6,879,999)	$7,069,714	$(48,481,960)	$39,557,737

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$243,456,703	$165,689,050	$263,540,473	$110,726,032

Addition of 250,000, 1,700,000, 1,250,000 and 3,150,000 shares, respectively	14,836,141	120,448,172	75,112,671	204,437,233
Redemption of 350,000, 250,000, 1,000,000 and 1,400,000 shares, respectively	(20,494,998)	(17,756,330)	(59,253,337)	(79,270,396)

Net addition (redemption) of (100,000), 1,450,000, 250,000 and 1,750,000 shares, respectively	(5,658,857)	102,691,842	15,859,334	125,166,837

Net investment income (loss)	(596,194)	(617,991)	(1,745,829)	(789,004)
Net realized gain (loss)	(21,858,089)	25,742,296	(27,599,609)	51,605,680
Change in net unrealized appreciation (depreciation)	15,574,284	(18,054,591)	(19,136,522)	(11,258,939)

Net income (loss)	(6,879,999)	7,069,714	(48,481,960)	39,557,737

Shareholders’ equity, end of period	$230,917,847	$275,450,606	$230,917,847	$275,450,606

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(48,481,960)	$39,557,737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(502,945,919)	(491,677,717)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	391,999,771	313,257,000
Net amortization and accretion on short-term U.S. government and agency obligations	(45,150)	(364,129)
Net realized gain (loss) on investments	(245)	—
Change in unrealized appreciation (depreciation) on investments	12,553,240	14,345,504
Decrease (Increase) in receivable on futures contracts	(2,562,837)	170,073
Decrease (Increase) in interest receivable	3,902	44,228
Increase (Decrease) in payable to Sponsor	(42,591)	141,074
Increase (Decrease) in brokerage commissions and futures account fees payable	5,068	—
Increase (Decrease) in payable on futures contracts	—	746,800

Net cash provided by (used in) operating activities	(149,516,721)	(123,779,430)

Cash flow from financing activities
Proceeds from addition of shares	75,112,671	204,437,233
Payment on shares redeemed	(56,471,438)	(79,270,396)

Net cash provided by (used in) financing activities	18,641,233	125,166,837

Net increase (decrease) in cash	(130,875,488)	1,387,407
Cash, beginning of period	183,452,109	38,526,723

Cash, end of period	$52,576,621	$39,914,130

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $494,973,149 and $244,987,251, respectively)	$494,966,819	$244,993,989
Cash	62,548,518	301,951,458
Segregated cash balances with brokers for futures contracts	15,865,625	66,062,502
Segregated cash balances with brokers for swap agreements	—	78,388,000
Unrealized appreciation on swap agreements	—	56,752,666
Receivable on open futures contracts	421,500	—
Interest receivable	3,756	10,698

Total assets	573,806,218	748,159,313

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	274,804	2,312,939
Brokerage commissions and futures account fees payable	9,969	—
Payable to Sponsor	449,040	539,986
Unrealized depreciation on swap agreements	92,760,569	—
Non-recurring fees and expenses payable	2,360	2,360

Total liabilities	93,496,742	2,855,285

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	480,309,476	745,304,028

Total liabilities and shareholders’ equity	$573,806,218	$748,159,313

Shares outstanding	15,146,526	14,696,526

Net asset value per share	$31.71	$50.71

Market value per share (Note 2)	$31.99	$51.28

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.015% due 10/14/21 †	$130,000,000	$129,998,830
0.039% due 10/21/21 †	60,000,000	59,997,336
0.032% due 11/18/21 †	90,000,000	89,995,797
0.041% due 12/16/21 †	100,000,000	99,991,560
0.037% due 01/20/22 †	65,000,000	64,991,986
0.028% due 02/17/22	50,000,000	49,991,310

Total short-term U.S. government and agency obligations (cost $494,973,149)		$494,966,819

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2021	1,213	$133,715,055	$(5,439,801)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/21	$219,572,067	$(28,588,785)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/06/21	219,657,055	(23,220,141)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/21	204,665,509	(21,635,372)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/21	182,787,599	(19,316,271)

			Total Unrealized Depreciation	$(92,760,569)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$44,511	$103,976	$208,169	$1,018,578

Expenses
Management fee	1,394,627	1,462,400	4,640,919	2,369,293
Brokerage commissions	27,419	54,812	114,716	99,986
Futures account fees	47,170	80,036	258,250	100,982
Non-recurring fees and expenses	—	3,943	—	3,943

Total expenses	1,469,216	1,601,191	5,013,885	2,574,204

Net investment income (loss)	(1,424,705)	(1,497,215)	(4,805,716)	(1,555,626)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(49,762,947)	97,830,248	(32,273,408)	107,671,815
Swap agreements	(151,552,363)	192,408,549	(47,760,872)	190,255,641
Short-term U.S. government and agency obligations	(4,720)	—	(4,529)	—

Net realized gain (loss)	(201,320,030)	290,238,797	(80,038,809)	297,927,456

Change in net unrealized appreciation (depreciation) on
Futures contracts	9,589,898	(53,237,345)	(42,630,013)	(52,855,325)
Swap agreements	(15,630,674)	(146,084,199)	(149,513,235)	(162,217,464)
Short-term U.S. government and agency obligations	22,486	7,772	(13,068)	(754)

Change in net unrealized appreciation (depreciation)	(6,018,290)	(199,313,772)	(192,156,316)	(215,073,543)

Net realized and unrealized gain (loss)	(207,338,320)	90,925,025	(272,195,125)	82,853,913

Net income (loss)	$(208,763,025)	$89,427,810	$(277,000,841)	$81,298,287

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$661,778,727	$249,671,968	$745,304,028	$239,254,842

Addition of 1,050,000, 8,050,000, 4,450,000 and 10,300,000 shares, respectively	38,538,861	383,530,355	205,312,655	439,990,085
Redemption of 300,000, 1,800,000, 4,000,000 and 3,150,000 shares, respectively	(11,245,087)	(101,746,977)	(193,306,366)	(139,660,058)

Net addition (redemption) of 750,000, 6,250,000, 450,000 and 7,150,000 shares, respectively	27,293,774	281,783,378	12,006,289	300,330,027

Net investment income (loss)	(1,424,705)	(1,497,215)	(4,805,716)	(1,555,626)
Net realized gain (loss)	(201,320,030)	290,238,797	(80,038,809)	297,927,456
Change in net unrealized appreciation (depreciation)	(6,018,290)	(199,313,772)	(192,156,316)	(215,073,543)

Net income (loss)	(208,763,025)	89,427,810	(277,000,841)	81,298,287

Shareholders’ equity, end of period	$480,309,476	$620,883,156	$480,309,476	$620,883,156

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(277,000,841)	$81,298,287
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,369,823,802)	(874,359,830)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,119,994,333	465,705,000
Net amortization and accretion on short-term U.S. government and agency obligations	(160,958)	(692,431)
Net realized gain (loss) on investments	4,529	—
Change in unrealized appreciation (depreciation) on investments	149,526,303	162,218,218
Decrease (Increase) in receivable on futures contracts	(421,500)	—
Decrease (Increase) in interest receivable	6,942	84,307
Increase (Decrease) in payable to Sponsor	(90,946)	391,121
Increase (Decrease) in brokerage commissions and futures account fees payable	9,969	—
Increase (Decrease) in payable on futures contracts	(2,038,135)	9,328,727

Net cash provided by (used in) operating activities	(379,994,106)	(156,026,601)

Cash flow from financing activities
Proceeds from addition of shares	205,312,655	439,990,085
Payment on shares redeemed	(193,306,366)	(135,435,342)

Net cash provided by (used in) financing activities	12,006,289	304,554,743

Net increase (decrease) in cash	(367,987,817)	148,528,142
Cash, beginning of period	446,401,960	79,058,662

Cash, end of period	$78,414,143	$227,586,804

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $274,983,511 and $244,990,791, respectively)	$274,984,707	$244,995,969
Cash	175,755,806	181,991,996
Segregated cash balances with brokers for futures contracts	531,626,515	879,704,000
Segregated cash balances with brokers for swap agreements	—	7,976,000
Unrealized appreciation on swap agreements	7,933,765	—
Receivable from capital shares sold	—	49,086,388
Receivable on open futures contracts	64,382,858	16,422,512
Interest receivable	5,331	7,054

Total assets	1,054,688,982	1,380,183,919

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	26,870,187	—
Payable on open futures contracts	5,927,604	22,424,475
Brokerage commissions and futures account fees payable	244,898	485,039
Payable to Sponsor	795,603	1,040,582
Unrealized depreciation on swap agreements	—	24,807
Non-recurring fees and expenses payable	4,817	4,817

Total liabilities	33,843,109	23,979,720

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,020,845,873	1,356,204,199

Total liabilities and shareholders’ equity	$1,054,688,982	$1,380,183,919

Shares outstanding (Note 1)	41,778,420	12,713,091

Net asset value per share (Note 1)	$24.43	$106.68

Market value per share (Note 1)(Note 2)	$24.55	$106.50

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.030% due 10/14/21	$100,000,000	$99,999,100
0.042% due 11/18/21	10,000,000	9,999,533
0.043% due 12/16/21 †	165,000,000	164,986,074

Total short-term U.S. government and agency obligations (cost $274,983,511)		$274,984,707

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2021	32,595	$745,375,941	$62,929,777
VIX Futures - Cboe, expires November 2021	30,104	713,040,334	27,089,105

			$90,018,882

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	0.94%	10/06/21	$73,401,625	$7,933,765

			Total Unrealized Appreciation	$7,933,765

†	All or partial amount pledged as collateral for futures contracts.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$11,979	$88,621	$328,504	$1,601,884

Expenses
Management fee	2,221,755	2,969,740	8,897,953	5,646,893
Brokerage commissions	1,095,975	1,102,235	4,225,879	2,282,095
Futures account fees	688,048	1,143,160	3,243,304	1,614,431
Non-recurring fees and expenses	—	10,480	—	10,480

Total expenses	4,005,778	5,225,615	16,367,136	9,553,899

Net investment income (loss)	(3,993,799)	(5,136,994)	(16,038,632)	(7,952,015)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(185,968,398)	(541,559,555)	(1,650,738,359)	43,875,522
Swap agreements	(12,412,592)	(17,978,295)	(106,689,716)	14,791,068
Short-term U.S. government and agency obligations	—	—	20,657	—

Net realized gain (loss)	(198,380,990)	(559,537,850)	(1,757,407,418)	58,666,590

Change in net unrealized appreciation (depreciation) on
Futures contracts	178,803,476	11,342,353	138,543,548	66,121,853
Swap agreements	7,933,765	3,959,662	7,958,572	209,784
Short-term U.S. government and agency obligations	4,980	1,112	(3,982)	(12,474)

Change in net unrealized appreciation (depreciation)	186,742,221	15,303,127	146,498,138	66,319,163

Net realized and unrealized gain (loss)	(11,638,769)	(544,234,723)	(1,610,909,280)	124,985,753

Net income (loss)	$(15,632,568)	$(549,371,717)	$(1,626,947,912)	$117,033,738

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$840,870,703	$992,156,607	$1,356,204,199	$527,636,003

Addition of 37,800,000, 4,280,000, 70,385,000 and 7,755,000 shares, respectively (Note 1)	923,628,398	1,066,976,088	3,297,406,475	2,276,625,957
Redemption of 26,150,000, 805,000, 41,319,671 and 5,430,000 shares, respectively (Note 1)	(728,020,660)	(202,149,457)	(2,005,816,889)	(1,613,684,177)

Net addition (redemption) of 11,650,000, 3,475,000, 29,065,329 and 2,325,000 shares, respectively (Note 1)	195,607,738	864,826,631	1,291,589,586	662,941,780

Net investment income (loss)	(3,993,799)	(5,136,994)	(16,038,632)	(7,952,015)
Net realized gain (loss)	(198,380,990)	(559,537,850)	(1,757,407,418)	58,666,590
Change in net unrealized appreciation (depreciation)	186,742,221	15,303,127	146,498,138	66,319,163

Net income (loss)	(15,632,568)	(549,371,717)	(1,626,947,912)	117,033,738

Shareholders’ equity, end of period	$1,020,845,873	$1,307,611,521	$1,020,845,873	$1,307,611,521

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(1,626,947,912)	$117,033,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,136,829,195)	(965,269,478)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,106,989,987	701,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(132,855)	(901,502)
Net realized gain (loss) on investments	(20,657)	—
Change in unrealized appreciation (depreciation) on investments	(7,954,590)	(197,310)
Decrease (Increase) in securities sold receivable	—	(246,192)
Decrease (Increase) in receivable on futures contracts	(47,960,346)	(72,257,550)
Decrease (Increase) in interest receivable	1,723	203,751
Increase (Decrease) in payable to Sponsor	(244,979)	633,542
Increase (Decrease) in brokerage commissions and futures account fees payable	(240,141)	419,056
Increase (Decrease) in payable on futures contracts	(16,496,871)	(34,019,820)

Net cash provided by (used in) operating activities	(1,729,835,836)	(253,601,765)

Cash flow from financing activities
Proceeds from addition of shares	3,346,492,863	2,248,489,431
Payment on shares redeemed	(1,978,946,702)	(1,613,684,177)

Net cash provided by (used in) financing activities	1,367,546,161	634,805,254

Net increase (decrease) in cash	(362,289,675)	381,203,489
Cash, beginning of period	1,069,671,996	361,561,329

Cash, end of period	$707,382,321	$742,764,818

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,970 and $–, respectively)	$999,953	$—
Cash	1,601,167	2,618,696
Segregated cash balances with brokers for foreign currency forward contracts	—	306,000
Unrealized appreciation on foreign currency forward contracts	757	67,235
Interest receivable	66	111

Total assets	2,601,943	2,992,042

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	2,029	2,384
Unrealized depreciation on foreign currency forward contracts	60,023	148
Non-recurring fees and expenses payable	11	11

Total liabilities	62,063	2,543

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,539,880	2,989,499

Total liabilities and shareholders’ equity	$2,601,943	$2,992,042

Shares outstanding	49,970	49,970

Net asset value per share	$50.83	$59.83

Market value per share (Note 2)	$50.82	$59.82

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 39 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.023 % due 11/18/21 †	$1,000,000	$999,953

Total short-term U.S. government and agency obligations (cost $ 999,970 )		$999,953

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/08/21	327,930,517	$2,946,301	$(34,305)
Yen with UBS AG	10/08/21	253,562,756	2,278,140	(25,718)

			Total Unrealized Depreciation	$(60,023)

Contracts to Sell
Yen with Goldman Sachs International	10/08/21	(6,319,000)	$(56,773)	$(182)
Yen with UBS AG	10/08/21	(10,090,000)	(90,654)	939

			Total Unrealized Appreciation	$757

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$260	$171	$923	$9,100

Expenses
Management fee	6,233	6,813	19,144	20,655
Non-recurring fees and expenses	—	78	—	78

Total expenses	6,233	6,891	19,144	20,733

Net investment income (loss)	(5,973)	(6,720)	(18,221)	(11,633)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(25,554)	126,569	(305,028)	11,333

Net realized gain (loss)	(25,554)	126,569	(305,028)	11,333

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	10,988	(1,524)	(126,353)	48,104
Short-term U.S. government and agency obligations	71	—	(17)	(74)

Change in net unrealized appreciation (depreciation)	11,059	(1,524)	(126,370)	48,030

Net realized and unrealized gain (loss)	(14,495)	125,045	(431,398)	59,363

Net income (loss)	$(20,468)	$118,325	$(449,619)	$47,730

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,560,348	$2,764,355	$2,989,499	$5,580,964

Redemption of –, –, – and 50,000 shares, respectively	—	—	—	(2,746,014)

Net addition (redemption) of –, –, – and (50,000) shares, respectively	—	—	—	(2,746,014)

Net investment income (loss)	(5,973)	(6,720)	(18,221)	(11,633)
Net realized gain (loss)	(25,554)	126,569	(305,028)	11,333
Change in net unrealized appreciation (depreciation)	11,059	(1,524)	(126,370)	48,030

Net income (loss)	(20,468)	118,325	(449,619)	47,730

Shareholders’ equity, end of period	$2,539,880	$2,882,680	$2,539,880	$2,882,680

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(449,619)	$47,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,499,740)	(99,700)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	500,000	1,911,000
Net amortization and accretion on short-term U.S. government and agency obligations	(230)	(3,270)
Change in unrealized appreciation (depreciation) on investments	126,370	(48,030)
Decrease (Increase) in interest receivable	45	4,622
Increase (Decrease) in payable to Sponsor	(355)	(2,235)

Net cash provided by (used in) operating activities	(1,323,529)	1,810,117

Cash flow from financing activities
Payment on shares redeemed	—	(2,746,014)

Net cash provided by (used in) financing activities	—	(2,746,014)

Net increase (decrease) in cash	(1,323,529)	(935,897)
Cash, beginning of period	2,924,696	3,783,138

Cash, end of period	$1,601,167	$2,847,241

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Cash	$4,739,816	$2,133,707
Segregated cash balances with brokers for futures contracts	239,360	100,320
Interest receivable	187	119

Total assets	4,979,363	2,234,146

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	61,327	9,118
Payable to Sponsor	3,748	2,370
Non-recurring fees and expenses payable	19	19

Total liabilities	65,094	11,507

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,914,269	2,222,639

Total liabilities and shareholders’ equity	$4,979,363	$2,234,146

Shares outstanding	100,000	50,000

Net asset value per share	$49.14	$44.45

Market value per share (Note 2)	$49.16	$43.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires December 2021	136	$9,838,240	$182,163
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$443	$289	$961	$20,385

Expenses
Management fee	8,860	12,478	19,191	42,496
Brokerage commissions	962	928	1,722	3,766
Non-recurring fees and expenses	—	177	—	177

Total expenses	9,822	13,583	20,913	46,439

Net investment income (loss)	(9,379)	(13,294)	(19,952)	(26,054)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	188,884	(432,100)	17,207	(799,054)

Net realized gain (loss)	188,884	(432,100)	17,207	(799,054)

Change in net unrealized appreciation (depreciation) on
Futures contracts	56,770	5,020	321,113	390,370
Short-term U.S. government and agency obligations	—	—	—	(206)

Change in net unrealized appreciation (depreciation)	56,770	5,020	321,113	390,164

Net realized and unrealized gain (loss)	245,654	(427,080)	338,320	(408,890)

Net income (loss)	$236,275	$(440,374)	$318,368	$(434,944)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$2,304,732	$5,614,042	$2,222,639	$5,608,612

Addition of 50,000, –, 50,000 and – shares, respectively	2,373,262	—	2,373,262	—

Net addition (redemption) of 50,000, –, 50,000 and – shares, respectively	2,373,262	—	2,373,262	—

Net investment income (loss)	(9,379)	(13,294)	(19,952)	(26,054)
Net realized gain (loss)	188,884	(432,100)	17,207	(799,054)
Change in net unrealized appreciation (depreciation)	56,770	5,020	321,113	390,164

Net income (loss)	236,275	(440,374)	318,368	(434,944)

Shareholders’ equity, end of period	$4,914,269	$5,173,668	$4,914,269	$5,173,668

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$318,368	$(434,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(498,498)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	4,436,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(6,234)
Change in unrealized appreciation (depreciation) on investments	—	206
Decrease (Increase) in interest receivable	(68)	1,510
Increase (Decrease) in payable to Sponsor	1,378	(759)
Increase (Decrease) in payable on futures contracts	52,209	6,830

Net cash provided by (used in) operating activities	371,887	3,504,111

Cash flow from financing activities
Proceeds from addition of shares	2,373,262	—

Net cash provided by (used in) financing activities	2,373,262	—

Net increase (decrease) in cash	2,745,149	3,504,111
Cash, beginning of period	2,234,027	1,717,873

Cash, end of period	$4,979,176	$5,221,984

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $32,997,250 and $ – , respectively)	$32,997,116	$—
Cash	37,673,178	74,317,150
Segregated cash balances with brokers for futures contracts	23,127,496	22,608,223
Segregated cash balances with brokers for swap agreements	—	188,000
Receivable on open futures contracts	—	60,902
Interest receivable	1,383	3,299

Total assets	93,799,173	97,177,574

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	143,515	257,410
Brokerage commissions and futures account fees payable	12,910	—
Payable to Sponsor	67,184	80,580
Non-recurring fees and expenses payable	351	351

Total liabilities	223,960	338,341

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	93,575,213	96,839,233

Total liabilities and shareholders’ equity	$93,799,173	$97,177,574

Shares outstanding (Note 1)	6,183,799	2,084,971

Net asset value per share (Note 1)	$15.13	$46.45

Market value per share (Note 1)(Note 2)	$15.18	$46.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 10/14/21	$5,000,000	$4,999,955
0.043% due 11/18/21	8,000,000	7,999,627
0.037% due 01/20/22	20,000,000	19,997,534

Total short-term U.S. government and agency obligations (cost $32,997,250)		$32,997,116

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2021	848	$63,345,600	$(10,110,286)
WTI Crude Oil - NYMEX, expires June 2022	876	62,327,400	(7,616,511)
WTI Crude Oil - NYMEX, expires December 2022	909	61,539,300	(2,739,363)

			$(20,466,160)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$6,891	$4,832	$36,069	$259,750

Expenses
Management fee	201,146	238,038	603,444	789,307
Brokerage commissions	29,277	64,657	100,902	488,442
Futures account fees	18,193	39,565	83,373	132,868
Non-recurring fees and expenses	—	4,892	—	4,892

Total expenses	248,616	347,152	787,719	1,415,509

Net investment income (loss)	(241,725)	(342,320)	(751,650)	(1,155,759)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,449,562)	(12,932,125)	(86,637,748)	(13,146,261)
Swap agreements	—	(3,364,704)	—	41,576,107
Short-term U.S. government and agency obligations	—	—	—	(20)

Net realized gain (loss)	(11,449,562)	(16,296,829)	(86,637,748)	28,429,826

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,521,543)	3,752,436	(5,829,347)	3,196,977
Swap agreements	—	2,095,678	—	4,033,931
Short-term U.S. government and agency obligations	650	—	(134)	(3,162)

Change in net unrealized appreciation (depreciation)	(1,520,893)	5,848,114	(5,829,481)	7,227,746

Net realized and unrealized gain (loss)	(12,970,455)	(10,448,715)	(92,467,229)	35,657,572

Net income (loss)	$(13,212,180)	$(10,791,035)	$(93,218,879)	$34,501,813

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$79,400,059	$117,821,898	$96,839,233	$125,451,681

Addition of 3,350,000, 1,075,000, 7,237,500 and 6,662,500 shares, respectively (Note 1)	56,590,239	69,006,205	164,074,678	737,435,154
Redemption of 1,550,000, 1,475,000, 3,138,672 and 8,025,000 shares, respectively (Note 1)	(29,202,905)	(95,618,902)	(74,119,819)	(816,970,482)

Net addition (redemption) of 1,800,000, (400,000), 4,098,828 and (1,362,500) shares, respectively (Note 1)	27,387,334	(26,612,697)	89,954,859	(79,535,328)

Net investment income (loss)	(241,725)	(342,320)	(751,650)	(1,155,759)
Net realized gain (loss)	(11,449,562)	(16,296,829)	(86,637,748)	28,429,826
Change in net unrealized appreciation (depreciation)	(1,520,893)	5,848,114	(5,829,481)	7,227,746

Net income (loss)	(13,212,180)	(10,791,035)	(93,218,879)	34,501,813

Shareholders’ equity, end of period	$93,575,213	$80,418,166	$93,575,213	$80,418,166

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(93,218,879)	$34,501,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(117,984,270)	(32,897,274)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	85,000,000	95,246,647
Net amortization and accretion on short-term U.S. government and agency obligations	(12,980)	(153,272)
Net realized gain (loss) on investments	—	20
Change in unrealized appreciation (depreciation) on investments	134	(4,030,769)
Decrease (Increase) in receivable on futures contracts	60,902	281,879
Decrease (Increase) in interest receivable	1,916	51,970
Increase (Decrease) in payable to Sponsor	(13,396)	(20,975)
Increase (Decrease) in brokerage commissions and futures account fees payable	12,910	—
Increase (Decrease) in payable on futures contracts	(113,895)	3,316,805

Net cash provided by (used in) operating activities	(126,267,558)	96,296,844

Cash flow from financing activities
Proceeds from addition of shares	164,074,678	741,702,169
Payment on shares redeemed	(74,119,819)	(816,970,482)

Net cash provided by (used in) financing activities	89,954,859	(75,268,313)

Net increase (decrease) in cash	(36,312,699)	21,028,531
Cash, beginning of period	97,113,373	61,909,177

Cash, end of period	$60,800,674	$82,937,708

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $56,994,979 and $9,999,612, respectively)	$56,993,148	$9,999,861
Cash	84,342,212	12,600,775
Segregated cash balances with brokers for futures contracts	29,635,820	6,546,607
Interest receivable	2,662	548

Total assets	170,973,842	29,147,791

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	16,371,629	2,604,177
Payable on open futures contracts	15,998,799	1,543,700
Brokerage commissions and futures account fees payable	27,103	—
Payable to Sponsor	107,494	22,029
Non-recurring fees and expenses payable	140	140

Total liabilities	32,505,165	4,170,046

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	138,468,677	24,977,745

Total liabilities and shareholders’ equity	$170,973,842	$29,147,791

Shares outstanding	19,724,832	524,832

Net asset value per share	$7.02	$47.59

Market value per share (Note 2)	$7.12	$47.38

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 41 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043 % due 10/14/21	$5,000,000	$4,999,955
0.043 % due 11/18/21	7,000,000	6,999,673
0.044 % due 12/16/21	15,000,000	14,998,734
0.028 % due 02/17/22	30,000,000	29,994,786

Total short-term U.S. government and agency obligations (cost $ 56,994,979 )		$56,993,148

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2021	4,720	$276,922,400	$(35,288,843)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$9,879	$8,136	$25,512	$51,939

Expenses
Management fee	258,824	138,507	609,472	207,544
Brokerage commissions	67,808	98,416	249,831	177,159
Futures account fees	42,064	20,454	99,190	25,803
Non-recurring fees and expenses	—	345	—	345

Total expenses	368,696	257,722	958,493	410,851

Net investment income (loss)	(358,817)	(249,586)	(932,981)	(358,912)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(95,609,878)	(31,450,011)	(112,274,576)	(20,587,193)
Short-term U.S. government and agency obligations	—	19	—	(531)

Net realized gain (loss)	(95,609,878)	(31,449,992)	(112,274,576)	(20,587,724)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(17,870,697)	8,968,702	(35,668,153)	9,530,001
Short-term U.S. government and agency obligations	(839)	435	(2,080)	108

Change in net unrealized appreciation (depreciation)	(17,871,536)	8,969,137	(35,670,233)	9,530,109

Net realized and unrealized gain (loss)	(113,481,414)	(22,480,855)	(147,944,809)	(11,057,615)

Net income (loss)	$(113,840,231)	$(22,730,441)	$(148,877,790)	$(11,416,527)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$97,525,300	$28,552,210	$24,977,745	$12,515,603

Addition of 20,500,000, 3,200,000, 28,050,000 and 4,400,000 shares, respectively	210,189,776	130,455,301	446,153,207	198,730,524
Redemption of 5,300,000, 2,400,000, 8,850,000 and 3,500,000 shares, respectively	(55,406,168)	(89,339,084)	(183,784,485)	(152,891,614)

Net addition (redemption) of 15,200,000, 800,000, 19,200,000 and 900,000 shares, respectively	154,783,608	41,116,217	262,368,722	45,838,910

Net investment income (loss)	(358,817)	(249,586)	(932,981)	(358,912)
Net realized gain (loss)	(95,609,878)	(31,449,992)	(112,274,576)	(20,587,724)
Change in net unrealized appreciation (depreciation)	(17,871,536)	8,969,137	(35,670,233)	9,530,109

Net income (loss)	(113,840,231)	(22,730,441)	(148,877,790)	(11,416,527)

Shareholders’ equity, end of period	$138,468,677	$46,937,986	$138,468,677	$46,937,986

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(148,877,790)	$(11,416,527)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(144,983,115)	(54,978,482)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	98,000,000	28,159,767
Net amortization and accretion on short-term U.S. government and agency obligations	(12,252)	(21,483)
Net realized gain (loss) on investments	—	531
Change in unrealized appreciation (depreciation) on investments	2,080	(108)
Decrease (Increase) in receivable on futures contracts	—	(1,269,994)
Decrease (Increase) in interest receivable	(2,114)	5,726
Increase (Decrease) in payable to Sponsor	85,465	40,651
Increase (Decrease) in brokerage commissions and futures account fees payable	27,103	—
Increase (Decrease) in payable on futures contracts	14,455,099	(6,826)

Net cash provided by (used in) operating activities	(181,305,524)	(39,486,745)

Cash flow from financing activities
Proceeds from addition of shares	446,153,207	198,730,524
Payment on shares redeemed	(170,017,033)	(130,442,926)

Net cash provided by (used in) financing activities	276,136,174	68,287,598

Net increase (decrease) in cash	94,830,650	28,800,853
Cash, beginning of period	19,147,382	7,370,891

Cash, end of period	$113,978,032	$36,171,744

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,997,966 and $9,999,612, respectively)	$34,997,817	$9,999,861
Cash	11,552,843	42,133,228
Segregated cash balances with brokers for foreign currency forward contracts	—	1,999,000
Unrealized appreciation on foreign currency forward contracts	2,284,006	5,705
Interest receivable	396	2,148

Total assets	48,835,062	54,139,942

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	36,822	43,974
Unrealized depreciation on foreign currency forward contracts	157,203	1,142,409
Non-recurring fees and expenses payable	220	220

Total liabilities	194,245	1,186,603

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	48,640,817	52,953,339

Total liabilities and shareholders’ equity	$48,835,062	$54,139,942

Shares outstanding	1,950,000	2,350,000

Net asset value per share	$24.94	$22.53

Market value per share (Note 2)	$24.93	$22.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(72% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 10/14/21 †	$5,000,000	$4,999,955
0.039% due 10/21/21 †	10,000,000	9,999,555
0.043% due 11/18/21 †	5,000,000	4,999,767
0.044% due 12/16/21	10,000,000	9,999,156
0.037% due 01/20/22	5,000,000	4,999,384

Total short-term U.S. government and agency obligations (cost $34,997,966)		$34,997,817

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/Value
Contracts to Purchase
Euro with UBS AG	10/08/21	5,650,000	$6,544,869	$(157,203)

			Total Unrealized Depreciation	$(157,203)

Contracts to Sell
Euro with Goldman Sachs International	10/08/21	(39,458,263)	$(45,707,819)	$1,000,511
Euro with UBS AG	10/08/21	(49,895,199)	(57,797,799)	1,283,495

			Total Unrealized Appreciation	$2,284,006

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$5,008	$18,939	$17,814	$486,623

Expenses
Management fee	116,733	161,145	355,451	638,218
Non-recurring fees and expenses	—	2,622	—	2,622

Total expenses	116,733	163,767	355,451	640,840

Net investment income (loss)	(111,725)	(144,828)	(337,637)	(154,217)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,974,466	(7,511,153)	2,249,236	(8,749,738)
Short-term U.S. government and agency obligations	—	(14)	—	(14)

Net realized gain (loss)	2,974,466	(7,511,167)	2,249,236	(8,749,752)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(618,447)	1,523,931	3,263,507	3,449,397
Short-term U.S. government and agency obligations	489	1,860	(398)	(3,038)

Change in net unrealized appreciation (depreciation)	(617,958)	1,525,791	3,263,109	3,446,359

Net realized and unrealized gain (loss)	2,356,508	(5,985,376)	5,512,345	(5,303,393)

Net income (loss)	$2,244,783	$(6,130,204)	$5,174,708	$(5,457,610)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$48,820,440	$78,848,965	$52,953,339	$120,581,173

Addition of 100,000, 1,000,000, 300,000 and 1,350,000 shares, respectively	2,387,142	24,186,298	7,000,386	34,244,548
Redemption of 200,000, 1,150,000, 700,000 and 3,050,000 shares, respectively	(4,811,548)	(28,327,526)	(16,487,616)	(80,790,578)

Net addition (redemption) of (100,000), (150,000), (400,000) and (1,700,000) shares, respectively	(2,424,406)	(4,141,228)	(9,487,230)	(46,546,030)

Net investment income (loss)	(111,725)	(144,828)	(337,637)	(154,217)
Net realized gain (loss)	2,974,466	(7,511,167)	2,249,236	(8,749,752)
Change in net unrealized appreciation (depreciation)	(617,958)	1,525,791	3,263,109	3,446,359

Net income (loss)	2,244,783	(6,130,204)	5,174,708	(5,457,610)

Shareholders’ equity, end of period	$48,640,817	$68,577,533	$48,640,817	$68,577,533

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$5,174,708	$(5,457,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(89,988,404)	(198,751,004)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,000,000	220,684,953
Net amortization and accretion on short-term U.S. government and agency obligations	(9,950)	(338,406)
Net realized gain (loss) on investments	—	14
Change in unrealized appreciation (depreciation) on investments	(3,263,109)	(3,446,359)
Decrease (Increase) in interest receivable	1,752	59,976
Increase (Decrease) in payable to Sponsor	(7,152)	(47,737)

Net cash provided by (used in) operating activities	(23,092,155)	12,703,827

Cash flow from financing activities
Proceeds from addition of shares	7,000,386	34,244,548
Payment on shares redeemed	(16,487,616)	(78,341,410)

Net cash provided by (used in) financing activities	(9,487,230)	(44,096,862)

Net increase (decrease) in cash	(32,579,385)	(31,393,035)
Cash, beginning of period	44,132,228	44,280,278

Cash, end of period	$11,552,843	$12,887,243

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $17,999,022 and $–, respectively)	$17,998,972	$—
Cash	8,368,137	16,935,121
Segregated cash balances with brokers for futures contracts	860,625	1,503,750
Segregated cash balances with brokers for swap agreements	—	2,194,500
Unrealized appreciation on swap agreements	830,123	—
Receivable on open futures contracts	—	1,317
Interest receivable	299	742

Total assets	28,058,156	20,635,430

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	306,991	12,410
Brokerage commissions and futures account fees payable	211	—
Payable to Sponsor	19,851	16,835
Unrealized depreciation on swap agreements	—	268,728
Non-recurring fees and expenses payable	81	81

Total liabilities	327,134	298,054

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,731,022	20,337,376

Total liabilities and shareholders’ equity	$28,058,156	$20,635,430

Shares outstanding	796,977	646,977

Net asset value per share	$34.80	$31.43

Market value per share (Note 2)	$34.82	$31.14

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 10/14/21	$5,000,000	$4,999,955
0.039% due 10/21/21 †	3,000,000	2,999,867
0.043% due 11/18/21 †	5,000,000	4,999,767
0.037% due 01/20/22	5,000,000	4,999,383

Total short-term U.S. government and agency obligations (cost $17,999,022)		$17,998,972

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2021	114	$20,029,800	$432,050
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/21	$(14,518,233)	$340,577
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/21	(9,497,933)	223,115
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/21	(11,357,509)	266,431

			Total Unrealized Appreciation	$830,123

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$3,075	$1,831	$9,213	$65,111

Expenses
Management fee	66,304	45,591	199,999	129,451
Brokerage commissions	3,301	1,980	9,174	5,743
Futures account fees	1,856	1,232	8,344	2,597
Non-recurring fees and expenses	—	499	—	499

Total expenses	71,461	49,302	217,517	138,290

Net investment income (loss)	(68,386)	(47,471)	(208,304)	(73,179)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(883,113)	(1,305,687)	(1,598,368)	(5,001,545)
Swap agreements	2,096,834	(2,715,850)	(169,268)	(7,040,145)
Short-term U.S. government and agency obligations	—	—	169	—

Net realized gain (loss)	1,213,721	(4,021,537)	(1,767,467)	(12,041,690)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(153,889)	782,022	628,980	893,052
Swap agreements	(1,744,696)	1,906,708	1,098,851	1,834,548
Short-term U.S. government and agency obligations	166	331	(50)	(496)

Change in net unrealized appreciation (depreciation)	(1,898,419)	2,689,061	1,727,781	2,727,104

Net realized and unrealized gain (loss)	(684,698)	(1,332,476)	(39,686)	(9,314,586)

Net income (loss)	$(753,084)	$(1,379,947)	$(247,990)	$(9,387,765)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$32,835,014	$15,851,043	$20,337,376	$21,047,560

Addition of 650,000, 750,000, 1,700,000 and 1,100,000 shares, respectively	21,916,482	23,162,997	59,279,388	38,594,844
Redemption of 800,000, 350,000, 1,550,000 and 650,000 shares, respectively	(26,267,390)	(10,494,112)	(51,637,752)	(23,114,658)

Net addition (redemption) of (150,000), 400,000, 150,000 and 450,000 shares, respectively	(4,350,908)	12,668,885	7,641,636	15,480,186

Net investment income (loss)	(68,386)	(47,471)	(208,304)	(73,179)
Net realized gain (loss)	1,213,721	(4,021,537)	(1,767,467)	(12,041,690)
Change in net unrealized appreciation (depreciation)	(1,898,419)	2,689,061	1,727,781	2,727,104

Net income (loss)	(753,084)	(1,379,947)	(247,990)	(9,387,765)

Shareholders’ equity, end of period	$27,731,022	$27,139,981	$27,731,022	$27,139,981

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(247,990)	$(9,387,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(40,994,386)	(19,981,048)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	22,999,935	27,371,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,402)	(34,425)
Net realized gain (loss) on investments	(169)	—
Change in unrealized appreciation (depreciation) on investments	(1,098,801)	(1,834,052)
Decrease (Increase) in receivable on futures contracts	1,317	(55,281)
Decrease (Increase) in interest receivable	443	11,119
Increase (Decrease) in payable to Sponsor	3,016	472
Increase (Decrease) in brokerage commissions and futures account fees payable	211	—
Increase (Decrease) in payable on futures contracts	294,581	(25,211)

Net cash provided by (used in) operating activities	(19,046,245)	(3,935,191)

Cash flow from financing activities
Proceeds from addition of shares	59,279,388	38,594,844
Payment on shares redeemed	(51,637,752)	(23,114,658)

Net cash provided by (used in) financing activities	7,641,636	15,480,186

Net increase (decrease) in cash	(11,404,609)	11,544,995
Cash, beginning of period	20,633,371	9,895,915

Cash, end of period	$9,228,762	$21,440,910

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $21,999,135 and $–, respectively)	$21,998,799	$—
Cash	11,285,816	18,919,314
Segregated cash balances with brokers for futures contracts	4,768,750	1,503,250
Segregated cash balances with brokers for swap agreements	—	11,732,485
Unrealized appreciation on swap agreements	4,090,510	—
Receivable from capital shares sold	1,563,293	—
Receivable on open futures contracts	—	39,445
Interest receivable	479	814

Total assets	43,707,647	32,195,308

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,126,586	—
Payable on open futures contracts	176,667	86,282
Brokerage commissions and futures account fees payable	1,471	—
Payable to Sponsor	28,913	25,557
Unrealized depreciation on swap agreements	—	3,197,561
Non-recurring fees and expenses payable	133	133

Total liabilities	3,333,770	3,309,533

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	40,373,877	28,885,775

Total liabilities and shareholders’ equity	$43,707,647	$32,195,308

Shares outstanding (Note 1)	1,291,329	1,041,744

Net asset value per share (Note 1)	$31.27	$27.73

Market value per share (Note 1)(Note 2)	$30.97	$27.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(54% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.043% due 10/14/21 †	$5,000,000	$4,999,955
0.013% due 10/21/21 †	9,000,000	8,999,600
0.043% due 11/18/21 †	3,000,000	2,999,860
0.037% due 01/20/22	5,000,000	4,999,384

Total short-term U.S. government and agency obligations (cost $21,999,135)		$21,998,799

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2021	380	$41,889,300	$2,955,976
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/21	$(7,432,206)	$782,817
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/06/21	(9,839,512)	1,036,372
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/21	(7,779,988)	819,178
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/21	(13,786,912)	1,452,143

			Total Unrealized Appreciation	$4,090,510

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$3,100	$3,192	$8,895	$48,379

Expenses
Management fee	90,963	84,377	248,539	147,262
Brokerage commissions	8,141	8,539	19,409	16,460
Futures account fees	6,528	4,945	20,726	6,620
Non-recurring fees and expenses	—	321	—	321

Total expenses	105,632	98,182	288,674	170,663

Net investment income (loss)	(102,532)	(94,990)	(279,779)	(122,284)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	523,159	(6,023,570)	(929,991)	(5,016,408)
Swap agreements	6,138,986	(9,873,250)	(1,216,671)	(13,915,911)
Short-term U.S. government and agency obligations	—	—	85	—

Net realized gain (loss)	6,662,145	(15,896,820)	(2,146,577)	(18,932,319)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,684,085	4,674,780	3,176,052	4,541,796
Swap agreements	1,237,760	6,454,866	7,288,071	8,024,939
Short-term U.S. government and agency obligations	751	88	(336)	(616)

Change in net unrealized appreciation (depreciation)	3,922,596	11,129,734	10,463,787	12,566,119

Net realized and unrealized gain (loss)	10,584,741	(4,767,086)	8,317,210	(6,366,200)

Net income (loss)	$10,482,209	$(4,862,076)	$8,037,431	$(6,488,484)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$34,859,763	$10,145,625	$28,885,775	$13,834,163

Addition of 1,000,000, 2,825,000, 3,750,000 and 3,025,000 shares, respectively (Note 1)	26,169,229	102,544,682	91,351,542	122,851,884
Redemption of 1,200,000, 1,637,500, 3,500,415 and 1,837,500 shares, respectively (Note 1)	(31,137,324)	(56,772,556)	(87,900,871)	(79,141,888)

Net addition (redemption) of (200,000), 1,187,500, 249,585 and 1,187,500 shares, respectively (Note 1)	(4,968,095)	45,772,126	3,450,671	43,709,996

Net investment income (loss)	(102,532)	(94,990)	(279,779)	(122,284)
Net realized gain (loss)	6,662,145	(15,896,820)	(2,146,577)	(18,932,319)
Change in net unrealized appreciation (depreciation)	3,922,596	11,129,734	10,463,787	12,566,119

Net income (loss)	10,482,209	(4,862,076)	8,037,431	(6,488,484)

Shareholders’ equity, end of period	$40,373,877	$51,055,675	$40,373,877	$51,055,675

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$8,037,431	$(6,488,484)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,994,362)	(19,382,698)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	27,999,988	13,574,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,676)	(27,476)
Net realized gain (loss) on investments	(85)	—
Change in unrealized appreciation (depreciation) on investments	(7,287,735)	(8,024,323)
Decrease (Increase) in receivable on futures contracts	39,445	(499,230)
Decrease (Increase) in interest receivable	335	3,740
Increase (Decrease) in payable to Sponsor	3,356	22,693
Increase (Decrease) in brokerage commissions and futures account fees payable	1,471	—
Increase (Decrease) in payable on futures contracts	90,385	774,314

Net cash provided by (used in) operating activities	(21,114,447)	(20,047,464)

Cash flow from financing activities
Proceeds from addition of shares	89,788,249	122,851,884
Payment on shares redeemed	(84,774,285)	(79,141,888)

Net cash provided by (used in) financing activities	5,013,964	43,709,996

Net increase (decrease) in cash	(16,100,483)	23,662,532
Cash, beginning of period	32,155,049	6,646,212

Cash, end of period	$16,054,566	$30,308,744

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $16,998,654 and $–, respectively)	$16,998,447	$—
Cash	5,846,465	21,470,564
Segregated cash balances with brokers for foreign currency forward contracts	—	2,804,000
Unrealized appreciation on foreign currency forward contracts	549,354	7,008
Interest receivable	361	914

Total assets	23,394,627	24,282,486

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	17,831	19,348
Unrealized depreciation on foreign currency forward contracts	47,780	571,974
Non-recurring fees and expenses payable	94	94

Total liabilities	65,705	591,416

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,328,922	23,691,070

Total liabilities and shareholders’ equity	$23,394,627	$24,282,486

Shares outstanding	299,290	349,290

Net asset value per share	$77.95	$67.83

Market value per share (Note 2)	$77.96	$67.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.006% due 10/21/21 †	$3,000,000	$2,999,867
0.043% due 11/18/21	4,000,000	3,999,813
0.037% due 01/20/22	10,000,000	9,998,767

Total short-term U.S. government and agency obligations (cost $16,998,654)		$16,998,447

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/08/21	32,600,000	$292,895	$(5,286)
Yen with UBS AG	10/08/21	373,110,000	3,352,216	(42,494)

			Total Unrealized Depreciation	$(47,780)

Contracts to Sell
Yen with Goldman Sachs International	10/08/21	(1,558,854,165)	$(14,005,562)	$143,685
Yen with UBS AG	10/08/21	(4,049,118,875)	(36,379,405)	405,669

			Total Unrealized Appreciation	$549,354

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$2,392	$5,085	$9,558	$136,411

Expenses
Management fee	57,037	60,238	196,036	209,105
Non-recurring fees and expenses	—	717	—	717

Total expenses	57,037	60,955	196,036	209,822

Net investment income (loss)	(54,645)	(55,870)	(186,478)	(73,411)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	197,444	(1,451,651)	3,055,103	(1,847,423)

Net realized gain (loss)	197,444	(1,451,651)	3,055,103	(1,847,423)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(190,261)	200,915	1,066,540	(427,974)
Short-term U.S. government and agency obligations	329	606	(207)	(1,113)

Change in net unrealized appreciation (depreciation)	(189,932)	201,521	1,066,333	(429,087)

Net realized and unrealized gain (loss)	7,512	(1,250,130)	4,121,436	(2,276,510)

Net income (loss)	$(47,133)	$(1,306,000)	$3,934,958	$(2,349,921)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$27,231,748	$29,787,034	$23,691,070	$38,132,320

Addition of –, –, 100,000 and 100,000 shares, respectively	—	—	7,132,412	7,806,745
Redemption of 50,000, 50,000, 150,000 and 250,000 shares, respectively	(3,855,693)	(3,700,271)	(11,429,518)	(18,808,381)

Net addition (redemption) of (50,000), (50,000), (50,000) and (150,000) shares, respectively	(3,855,693)	(3,700,271)	(4,297,106)	(11,001,636)

Net investment income (loss)	(54,645)	(55,870)	(186,478)	(73,411)
Net realized gain (loss)	197,444	(1,451,651)	3,055,103	(1,847,423)
Change in net unrealized appreciation (depreciation)	(189,932)	201,521	1,066,333	(429,087)

Net income (loss)	(47,133)	(1,306,000)	3,934,958	(2,349,921)

Shareholders’ equity, end of period	$23,328,922	$24,780,763	$23,328,922	$24,780,763

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$3,934,958	$(2,349,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(43,494,229)	(46,753,062)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	26,500,000	59,374,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,425)	(78,419)
Change in unrealized appreciation (depreciation) on investments	(1,066,333)	429,087
Decrease (Increase) in interest receivable	553	18,897
Increase (Decrease) in payable to Sponsor	(1,517)	(13,487)

Net cash provided by (used in) operating activities	(14,130,993)	10,627,095

Cash flow from financing activities
Proceeds from addition of shares	7,132,412	7,806,745
Payment on shares redeemed	(11,429,518)	(18,808,381)

Net cash provided by (used in) financing activities	(4,297,106)	(11,001,636)

Net increase (decrease) in cash	(18,428,099)	(374,541)
Cash, beginning of period	24,274,564	12,507,112

Cash, end of period	$5,846,465	$12,132,571

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $61,995,381 and $44,999,073, respectively)	$61,995,036	$44,999,732
Cash	43,870,674	14,723,084
Segregated cash balances with brokers for futures contracts	21,337,800	13,079,750
Receivable on open futures contracts	551,816	247,077
Interest receivable	1,638	643

Total assets	127,756,964	73,050,286

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	915,787
Brokerage commissions and futures account fees payable	9,018	10,395
Payable to Sponsor	74,809	49,009

Total liabilities	83,827	975,191

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	127,673,137	72,075,095

Total liabilities and shareholders’ equity	$127,756,964	$73,050,286

Shares outstanding	3,962,403	1,962,403

Net asset value per share	$32.22	$36.73

Market value per share (Note 2)	$32.31	$36.70

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.006% due 10/21/21	$10,000,000	$9,999,556
0.042% due 11/18/21	12,000,000	11,999,440
0.043% due 12/16/21	25,000,000	24,997,890
0.037% due 01/20/22	15,000,000	14,998,150

Total short-term U.S. government and agency obligations (cost $61,995,381)		$61,995,036

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2022	872	$21,626,210	$1,256,557
VIX Futures - Cboe, expires February 2022	1,677	42,304,841	1,690,707
VIX Futures - Cboe, expires March 2022	1,677	43,023,603	1,475,197
VIX Futures - Cboe, expires April 2022	804	20,765,953	394,387

			$4,816,848

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$8,914	$13,590	$27,487	$199,491

Expenses
Management fee	221,356	172,587	586,702	391,147
Brokerage commissions	20,803	19,350	48,211	51,973
Futures account fees	28,911	26,113	86,674	46,624

Total expenses	271,070	218,050	721,587	489,744

Net investment income (loss)	(262,156)	(204,460)	(694,100)	(290,253)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,024,133)	755,845	(14,890,359)	21,708,785

Net realized gain (loss)	(4,024,133)	755,845	(14,890,359)	21,708,785

Change in net unrealized appreciation (depreciation) on
Futures contracts	10,651,835	1,751,675	5,950,464	5,422,315
Short-term U.S. government and agency obligations	1,117	405	(1,004)	(898)

Change in net unrealized appreciation (depreciation)	10,652,952	1,752,080	5,949,460	5,421,417

Net realized and unrealized gain (loss)	6,628,819	2,507,925	(8,940,899)	27,130,202

Net income (loss)	$6,366,663	$2,303,465	$(9,634,999)	$26,839,949

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$92,662,734	$59,085,470	$72,075,095	$45,986,584

Addition of 1,200,000, 1,150,000, 2,625,000 and 2,250,000 shares, respectively	37,425,551	45,600,053	87,035,790	85,866,144
Redemption of 275,000, 125,000, 625,000 and 1,925,000 shares, respectively	(8,781,811)	(5,031,468)	(21,802,749)	(56,735,157)

Net addition (redemption) of 925,000, 1,025,000, 2,000,000 and 325,000 shares, respectively	28,643,740	40,568,585	65,233,041	29,130,987

Net investment income (loss)	(262,156)	(204,460)	(694,100)	(290,253)
Net realized gain (loss)	(4,024,133)	755,845	(14,890,359)	21,708,785
Change in net unrealized appreciation (depreciation)	10,652,952	1,752,080	5,949,460	5,421,417

Net income (loss)	6,366,663	2,303,465	(9,634,999)	26,839,949

Shareholders’ equity, end of period	$127,673,137	$101,957,520	$127,673,137	$101,957,520

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(9,634,999)	$26,839,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(112,984,923)	(116,503,878)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	96,000,000	70,600,000
Net amortization and accretion on short-term U.S. government and agency obligations	(11,385)	(104,027)
Change in unrealized appreciation (depreciation) on investments	1,004	898
Decrease (Increase) in receivable on futures contracts	(304,739)	(1,087,170)
Decrease (Increase) in interest receivable	(995)	32,512
Increase (Decrease) in payable to Sponsor	25,800	40,237
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,377)	12,012
Increase (Decrease) in payable on futures contracts	—	(1,129,877)

Net cash provided by (used in) operating activities	(26,911,614)	(21,299,344)

Cash flow from financing activities
Proceeds from addition of shares	87,035,790	85,866,144
Payment on shares redeemed	(22,718,536)	(56,735,157)

Net cash provided by (used in) financing activities	64,317,254	29,130,987

Net increase (decrease) in cash	37,405,640	7,831,643
Cash, beginning of period	27,802,834	33,130,653

Cash, end of period	$65,208,474	$40,962,296

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $127,990,453 and $84,998,436, respectively)	$127,990,204	$84,999,583
Cash	107,057,042	71,736,247
Segregated cash balances with brokers for futures contracts	133,904,930	134,825,900
Receivable on open futures contracts	1,461,435	2,295,585
Interest receivable	3,891	2,815

Total assets	370,417,502	293,860,130

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,413,813	231,900
Brokerage commissions and futures account fees payable	52,197	81,049
Payable to Sponsor	174,159	156,632

Total liabilities	1,640,169	469,581

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	368,777,333	293,390,549

Total liabilities and shareholders’ equity	$370,417,502	$293,860,130

Shares outstanding (Note 1)	16,257,826	5,331,579

Net asset value per share (Note 1)	$22.68	$55.03

Market value per share (Note 1)(Note 2)	$22.80	$54.96

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 35 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.016 % due 10/14/21	$30,000,000	$29,999,730
0.043 % due 11/18/21	8,000,000	7,999,626
0.043 % due 12/16/21	50,000,000	49,995,780
0.037 % due 01/20/22	40,000,000	39,995,068

Total short-term U.S. government and agency obligations (cost $ 127,990,453 )		$127,990,204

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2021	8,245	$188,545,011	$15,851,921
VIX Futures - Cboe, expires November 2021	7,617	180,415,500	5,515,175

			$21,367,096

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest	$11,739	$34,770	$91,187	$1,117,617

Expenses
Management fee	660,051	560,301	2,154,874	1,584,861
Brokerage commissions	97,516	66,969	365,013	311,826
Futures account fees	151,758	165,725	591,272	278,752

Total expenses	909,325	792,995	3,111,159	2,175,439

Net investment income (loss)	(897,586)	(758,225)	(3,019,972)	(1,057,822)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(51,868,433)	(75,120,135)	(304,349,667)	249,771,936

Net realized gain (loss)	(51,868,433)	(75,120,135)	(304,349,667)	249,771,936

Change in net unrealized appreciation (depreciation) on
Futures contracts	42,164,263	555,267	27,731,186	16,595,465
Short-term U.S. government and agency obligations	4,034	1,199	(1,396)	(5,725)

Change in net unrealized appreciation (depreciation)	42,168,297	556,466	27,729,790	16,589,740

Net realized and unrealized gain (loss)	(9,700,136)	(74,563,669)	(276,619,877)	266,361,676

Net income (loss)	$(10,597,722)	$(75,321,894)	$(279,639,849)	$265,303,854

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shareholders’ equity, beginning of period	$272,352,675	$221,343,175	$293,390,549	$279,792,503

Addition of 6,300,000, 1,662,500, 16,556,250 and 4,331,250 shares, respectively (Note 1)	142,476,815	156,332,956	593,853,539	342,792,630
Redemption of 1,350,000, 243,750, 5,630,003 and 6,618,750 shares, respectively (Note 1)	(35,454,435)	(23,081,940)	(238,826,906)	(608,616,690)

Net addition (redemption) of 4,950,000, 1,418,750, 10,926,247 and (2,287,500) shares, respectively (Note 1)	107,022,380	133,251,016	355,026,633	(265,824,060)

Net investment income (loss)	(897,586)	(758,225)	(3,019,972)	(1,057,822)
Net realized gain (loss)	(51,868,433)	(75,120,135)	(304,349,667)	249,771,936
Change in net unrealized appreciation (depreciation)	42,168,297	556,466	27,729,790	16,589,740

Net income (loss)	(10,597,722)	(75,321,894)	(279,639,849)	265,303,854

Shareholders’ equity, end of period	$368,777,333	$279,272,297	$368,777,333	$279,272,297

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities
Net income (loss)	$(279,639,849)	$265,303,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(425,941,319)	(390,519,095)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	383,000,000	348,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(50,698)	(589,708)
Change in unrealized appreciation (depreciation) on investments	1,396	5,725
Decrease (Increase) in receivable on futures contracts	834,150	(6,431,358)
Decrease (Increase) in interest receivable	(1,076)	120,780
Increase (Decrease) in payable to Sponsor	17,527	52,310
Increase (Decrease) in brokerage commissions and futures account fees payable	(28,852)	59,366
Increase (Decrease) in payable on futures contracts	1,181,913	(12,920,593)

Net cash provided by (used in) operating activities	(320,626,808)	203,081,281

Cash flow from financing activities
Proceeds from addition of shares	593,853,539	342,792,630
Payment on shares redeemed	(238,826,906)	(608,616,690)

Net cash provided by (used in) financing activities	355,026,633	(265,824,060)

Net increase (decrease) in cash	34,399,825	(62,742,779)
Cash, beginning of period	206,562,147	194,935,341

Cash, end of period	$240,961,972	$132,192,562

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,327,857,652 and $1,034,967,523, respectively)	$2,327,838,468	$1,034,986,384
Cash	778,499,094	1,651,161,384
Segregated cash balances with brokers for futures contracts	1,069,584,913	1,491,618,088
Segregated cash balances with brokers for foreign currency forward contracts	—	5,716,000
Segregated cash balances with brokers for swap agreements	—	107,967,985
Unrealized appreciation on swap agreements	83,740,160	80,135,841
Unrealized appreciation on foreign currency forward contracts	2,836,253	169,051
Receivable from capital shares sold	14,084,428	49,086,388
Receivable on open futures contracts	155,985,619	108,851,000
Interest receivable	40,866	66,871

Total assets	4,432,609,801	4,529,758,992

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	66,045,047	18,280,444
Payable on open futures contracts	24,303,801	27,874,393
Brokerage commissions and futures account fees payable	470,680	691,005
Payable to Sponsor	3,159,235	3,407,672
Unrealized depreciation on swap agreements	100,167,433	3,491,096
Unrealized depreciation on foreign currency forward contracts	429,828	1,714,898
Non-recurring fees and expenses payable	75,570	48,070

Total liabilities	194,651,594	55,507,578

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,237,958,207	4,474,251,414

Total liabilities and shareholders’ equity	$4,432,609,801	$4,529,758,992

Shares outstanding (Note 1)	133,773,980	228,676,695

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020*	2021	2020*
Investment Income
Interest	$225,068	$462,274	$1,311,362	$8,985,252

Expenses
Management fee	9,892,153	11,098,146	32,386,686	24,755,322
Brokerage commissions	1,808,557	2,304,413	6,704,455	6,308,753
Futures account fees	1,447,030	2,459,918	5,996,930	4,208,471
Non-recurring fees and expenses	27,500	75,802	27,500	75,802

Total expenses	13,175,240	15,938,279	45,115,571	35,348,348

Net investment income (loss)	(12,950,172)	(15,476,005)	(43,804,209)	(26,363,096)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(240,784,887)	(171,502,419)	(1,427,934,171)	110,215,750
Swap agreements	(160,769,089)	173,110,242	50,628,405	(794,321,232)
Options	—	—	—	(9,707,000)
Foreign currency forward contracts	2,892,137	(8,394,521)	4,813,162	(10,216,017)
Short-term U.S. government and agency obligations	(10,753)	(5)	11,145	296,893

Net realized gain (loss)	(398,672,592)	(6,786,703)	(1,372,481,459)	(703,731,606)

Change in net unrealized appreciation (depreciation) on
Futures contracts	158,443,180	(249,176,198)	230,326,477	178,965,282
Swap agreements	38,179,426	(160,810,119)	(93,072,018)	(184,272,631)
Foreign currency forward contracts	(724,910)	1,639,005	3,952,272	2,861,284
Short-term U.S. government and agency obligations	88,814	9,658	(38,045)	(61,092)

Change in net unrealized appreciation (depreciation)	195,986,510	(408,337,654)	141,168,686	(2,507,157)

Net realized and unrealized gain (loss)	(202,686,082)	(415,124,357)	(1,231,312,773)	(706,238,763)

Net income (loss)	$(215,636,254)	$(430,600,362)	$(1,275,116,982)	$(732,601,859)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020*	2021	2020*
Shareholders’ equity, beginning of period	$4,404,846,864	$4,052,758,690	$4,474,251,414	$2,356,325,101

Addition of 74,900,000, 51,642,500, 149,503,750 and 373,420,750 shares, respectively (Note 1)	1,649,296,999	2,922,142,022	5,597,393,110	9,686,341,059
Redemption of 47,625,000, 53,036,250, 104,613,761 and 328,406,123 shares, respectively (Note 1)	(1,600,549,402)	(2,015,018,595)	(4,558,569,335)	(6,780,782,546)

Net addition (redemption) of 27,275,000, (1,393,750), 44,889,989 and 45,014,627 shares, respectively (Note 1)	48,747,597	907,123,427	1,038,823,775	2,905,558,513

Net investment income (loss)	(12,950,172)	(15,476,005)	(43,804,209)	(26,363,096)
Net realized gain (loss)	(398,672,592)	(6,786,703)	(1,372,481,459)	(703,731,606)
Change in net unrealized appreciation (depreciation)	195,986,510	(408,337,654)	141,168,686	(2,507,157)

Net income (loss)	(215,636,254)	(430,600,362)	(1,275,116,982)	(732,601,859)

Shareholders’ equity, end of period	$4,237,958,207	$4,529,281,755	$4,237,958,207	$4,529,281,755

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020*
Cash flow from operating activities
Net income (loss)	$(1,275,116,982)	$(732,601,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,612,113,856)	(4,582,922,901)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,319,975,559	3,736,919,081
Net amortization and accretion on short-term U.S. government and agency obligations	(740,687)	(5,453,567)
Net realized gain (loss) on investments	(11,145)	(296,893)
Change in unrealized appreciation (depreciation) on investments	89,157,791	181,472,439
Decrease (Increase) in securities sold receivable	—	(242,309)
Decrease (Increase) in receivable on futures contracts	(47,134,619)	(161,192,003)
Decrease (Increase) in interest receivable	26,005	916,323
Increase (Decrease) in payable to Sponsor	(248,437)	1,913,708
Increase (Decrease) in brokerage commissions and futures account fees payable	(220,325)	583,315
Increase (Decrease) in payable on futures contracts	(3,570,592)	(32,538,644)
Increase (Decrease) in non-recurring fees and expenses payable	27,500	—

Net cash provided by (used in) operating activities	(2,529,969,788)	(1,593,443,310)

Cash flow from financing activities
Proceeds from addition of shares	5,632,395,070	9,655,286,527
Payment on shares redeemed	(4,510,804,732)	(6,721,603,064)

Net cash provided by (used in) financing activities	1,121,590,338	2,933,683,463

Net increase (decrease) in cash	(1,408,379,450)	1,340,240,153
Cash, beginning of period	3,256,463,457	1,190,195,205

Cash, end of period	$1,848,084,007	$2,530,435,358

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares 3x UltraPro Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the nine months ended September 30, 2021, and during the year ended December 31, 2020. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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

Statements of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated September 30, 2021 and 2020, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2021 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 30, 2021

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 30, 2021

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2021

Short Euro,
Ultra Euro,
Ultra Yen,
UltraShort Australian Dollar,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	September 30, 2021

Short VIX Short-Term Futures ETF**,
Ultra VIX Short-Term Futures ETF**,
VIX Mid-Term Futures ETF** and
VIX Short-Term Futures ETF**	2:00 p.m.	4:00 p.m.	September 30, 2021

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2021.

**	On Monday, October 26, 2020 each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time).
Please see Note 8 in these Notes to Financial Statements for more information.
Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2021.

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

The following table summarizes the valuation of investments at September 30, 2021 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$46,781	$—	$—	$46,781
ProShares Short VIX Short-Term Fut u res ETF	129,992,467	(6,181,978)	—	—	123,810,489
ProShares Ultra Bloomberg Crude Oil	834,942,326	268,004,313	—	70,885,762	1,173,832,401
ProShares Ultra Bloomberg Natural Gas	32,997,127	42,185,730	—	—	75,182,857
ProShares Ultra Euro	999,916	—	(162,686)	—	837,230
ProShares Ultra Gold	185,985,614	(3,936,408)	—	(7,406,864)	174,642,342
ProShares Ultra Silver	494,966,819	(5,439,801)	—	(92,760,569)	396,766,449
ProShares Ultra VIX Short-Term Futures ETF	274,984,707	90,018,882	—	7,933,765	372,937,354
ProShares Ultra Yen	999,953	—	(59,266)	—	940,687
ProShares UltraShort Australian Dollar	—	182,163	—	—	182,163
ProShares UltraShort Bloomberg Crude Oil	32,997,116	(20,466,160)	—	—	12,530,956
ProShares UltraShort Bloomberg Natural Gas	56,993,148	(35,288,843)	—	—	21,704,305
ProShares UltraShort Euro	34,997,817	—	2,126,803	—	37,124,620
ProShares UltraShort Gold	17,998,972	432,050	—	830,123	19,261,145
ProShares UltraShort Silver	21,998,799	2,955,976	—	4,090,510	29,045,285
ProShares UltraShort Yen	16,998,447	—	501,574	—	17,500,021
ProShares VIX Mid-Term Futures ETF	61,995,036	4,816,848	—	—	66,811,884
ProShares VIX Short-Term Futures ETF	127,990,204	21,367,096	—	—	149,357,300

Total Trust	$2,327,838,468	$358,696,649	$2,406,425	$(16,427,273)	$2,672,514,269

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2021 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of September 30, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$—			$6,181,978	*
	ProShares Ultra VIX Short-Term Futures ETF		97,952,647	*		—
	ProShares VIX Mid-Term Futures ETF		4,816,848	*		—
	ProShares VIX Short-Term Futures ETF		21,367,096	*		—
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		338,890,075	*		—
	ProShares Ultra Bloomberg Natural Gas		42,185,730	*		—
	ProShares Ultra Gold		—			11,343,272	*
	ProShares Ultra Silver		—			98,200,370	*
	ProShares UltraShort Bloomberg Crude Oil		—			20,466,160	*
	ProShares UltraShort Bloomberg Natural Gas		—			35,288,843	*
	ProShares UltraShort Gold		1,262,173	*		—
	ProShares UltraShort Silver		7,046,486	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		46,781	*		–
	ProShares Ultra Euro		2,136			164,822
	ProShares Ultra Yen		757			60,023
	ProShares UltraShort Australian Dollar		182,163	*		–
	ProShares UltraShort Euro		2,284,006			157,203
	ProShares UltraShort Yen		549,354			47,780

		Total Trust	$516,586,252	*		$171,910,451	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open
futures.

Fair Value of Derivative Instruments as of December 31, 2020

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,348,783	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			48,549,473	*
	ProShares VIX Mid-Term Futures ETF		147,915	*		1,281,531	*
	ProShares VIX Short-Term Futures ETF		—			6,364,090	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		162,806,234	*		—
	ProShares Ultra Bloomberg Natural Gas		6,500,721	*		—
	ProShares Ultra Gold		7,787,854	*		—
	ProShares Ultra Silver		93,942,878	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			14,636,813	*
	ProShares UltraShort Bloomberg Natural Gas		379,310	*		—
	ProShares UltraShort Gold		—			465,658	*
	ProShares UltraShort Silver		—			3,417,637	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			44,626	*
	ProShares Ultra Euro		89,103			367
	ProShares Ultra Yen		67,235			148
	ProShares UltraShort Australian Dollar		—			138,950	*
	ProShares UltraShort Euro		5,705			1,142,409
	ProShares UltraShort Yen		7,008			571,974

		Total Trust	$280,082,746	*		$76,613,676	*

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$34,573,906	$(43,362,244)
		ProShares Ultra VIX Short-Term Futures ETF	(198,380,990)	186,737,241
		ProShares VIX Mid-Term Futures ETF	(4,024,133)	10,651,835
		ProShares VIX Short-Term Futures ETF	(51,868,433)	42,164,263
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	106,330,563	(16,910,039)
		ProShares Ultra Bloomberg Natural Gas	33,925,711	25,134,988
		ProShares Ultra Gold	(21,858,089)	15,564,318
		ProShares Ultra Silver	(201,315,310)	(6,040,776)
		ProShares UltraShort Bloomberg Crude Oil	(11,449,562)	(1,521,543)
		ProShares UltraShort Bloomberg Natural Gas	(95,609,878)	(17,870,697)
		ProShares UltraShort Gold	1,213,721	(1,898,585)
		ProShares UltraShort Silver	6,662,145	3,921,845
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	57,489	(4,770)
		ProShares Ultra Euro	(254,219)	72,810
		ProShares Ultra Yen	(25,554)	10,988
		ProShares UltraShort Australian Dollar	188,884	56,770
		ProShares UltraShort Euro	2,974,466	(618,447)
		ProShares UltraShort Yen	197,444	(190,261)

		Total Trust	$(398,661,839)	$195,897,696

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$168,120,340	$(14,530,761)
		ProShares Ultra VIX Short-Term Futures ETF	(1,757,428,075)	146,502,120
		ProShares VIX Mid-Term Futures ETF	(14,890,359)	5,950,464
		ProShares VIX Short-Term Futures ETF	(304,349,667)	27,731,186
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	761,187,450	176,083,841
		ProShares Ultra Bloomberg Natural Gas	80,409,384	35,685,009
		ProShares Ultra Gold	(27,599,854)	(19,131,126)
		ProShares Ultra Silver	(80,034,280)	(192,143,248)
		ProShares UltraShort Bloomberg Crude Oil	(86,637,748)	(5,829,347)
		ProShares UltraShort Bloomberg Natural Gas	(112,274,576)	(35,668,153)
		ProShares UltraShort Gold	(1,767,636)	1,727,831
		ProShares UltraShort Silver	(2,146,662)	10,464,123
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	88,710	91,407
		ProShares Ultra Euro	(186,149)	(251,422)
		ProShares Ultra Yen	(305,028)	(126,353)
		ProShares UltraShort Australian Dollar	17,207	321,113
		ProShares UltraShort Euro	2,249,236	3,263,507
		ProShares UltraShort Yen	3,055,103	1,066,540

		Total Trust	$(1,372,492,604)	$141,206,731

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$60,593,315	$(1,463,210)
		ProShares Ultra VIX Short-Term Futures ETF	(559,537,850)	15,302,015
		ProShares VIX Mid-Term Futures ETF	755,845	1,751,675
		ProShares VIX Short-Term Futures ETF	(75,120,135)	555,267
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	285,954,263	(232,623,755)
		ProShares Ultra Bloomberg Natural Gas	41,156,156	(4,754,372)
		ProShares Ultra Gold	25,742,296	(18,057,616)
		ProShares Ultra Silver	290,238,797	(199,321,544)
		ProShares UltraShort Bloomberg Crude Oil	(16,296,829)	5,848,114
		ProShares UltraShort Bloomberg Natural Gas	(31,450,011)	8,968,702
		ProShares UltraShort Gold	(4,021,537)	2,688,730
		ProShares UltraShort Silver	(15,896,820)	11,129,646
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(77,567)	(14,989)
		ProShares Ultra Euro	441,714	(84,317)
		ProShares Ultra Yen	126,569	(1,524)
		ProShares UltraShort Australian Dollar	(432,100)	5,020
		ProShares UltraShort Euro	(7,511,153)	1,523,931
		ProShares UltraShort Yen	(1,451,651)	200,915

		Total Trust	$(6,786,698)	$(408,347,312)

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(129,091,526)	$(2,706,204)
		ProShares Ultra VIX Short-Term Futures ETF	58,666,590	66,331,637
		ProShares VIX Mid-Term Futures ETF	21,708,785	5,422,315
		ProShares VIX Short-Term Futures ETF	249,771,936	16,595,465
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(891,179,560)	106,147,368
		ProShares Ultra Bloomberg Natural Gas	2,225,390	(4,336,578)
		ProShares Ultra Gold	51,605,680	(11,257,214)
		ProShares Ultra Silver	297,927,456	(215,072,789)
		ProShares UltraShort Bloomberg Crude Oil	28,429,846	7,230,908
		ProShares UltraShort Bloomberg Natural Gas	(20,587,193)	9,530,001
		ProShares UltraShort Gold	(12,041,690)	2,727,600
		ProShares UltraShort Silver	(18,932,319)	12,566,735
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(116,225)	31,531
		ProShares Ultra Euro	369,811	(208,243)
		ProShares Ultra Yen	11,333	48,104
		ProShares UltraShort Australian Dollar	(799,054)	390,370
		ProShares UltraShort Euro	(8,749,738)	3,449,397
		ProShares UltraShort Yen	(1,847,423)	(427,974)

		Total Trust	$(372,627,901)	$(3,537,571)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2021.

Fair Values of Derivative Instruments as of September 30, 2021
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$70,885,762	$—	$70,885,762	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	2,136	—	2,136	164,822	—	164,822
ProShares Ultra Gold
Swap agreements	—	—	—	7,406,864	—	7,406,864
ProShares Ultra Silver
Swap agreements	—	—	—	92,760,569	—	92,760,569
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	7,933,765	—	7,933,765	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	757	—	757	60,023	—	60,023
ProShares UltraShort Euro
Foreign currency forward contracts	2,284,006	—	2,284,006	157,203	—	157,203
ProShares UltraShort Gold
Swap agreements	830,123	—	830,123	—	—	—
ProShares UltraShort Silver
Swap agreements	4,090,510	—	4,090,510	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	549,354	—	549,354	47,780	—	47,780
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2021. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for
Derivative
Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2021
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$10,910,833	$—	$(10,820,000)	$90,833
Goldman Sachs International	15,436,191	(15,436,191)	—	—
Morgan Stanley & Co. International PLC	18,898,011	—	(18,898,011)	—
Societe Generale	10,305,144	(10,302,497)	(2,648)	—
UBS AG	15,335,583	—	(15,200,000)	135,583
ProShares Ultra Euro
Goldman Sachs International	(89,604)	89,604	—	—
UBS AG	(73,082)	73,082	—	—
ProShares Ultra Gold
Citibank, N.A.	(2,550,199)	2,550,199	—	—
Goldman Sachs International	(2,203,785)	2,203,785	—	—
UBS AG	(2,652,880)	2,652,880	—	—
ProShares Ultra Silver
Citibank, N.A.	(28,588,785)	28,588,785	—	—
Goldman Sachs International	(23,220,141)	23,220,141	—	—
Morgan Stanley & Co. International PLC	(21,635,372)	21,635,372	—	—
UBS AG	(19,316,271)	19,316,271	—	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	7,933,765	(7,933,765)	—	—
ProShares Ultra Yen
Goldman Sachs International	(34,487)	34,487	—	—
UBS AG	(24,779)	24,779	—	—
ProShares UltraShort Euro
Goldman Sachs International	1,000,511	(970,612)	—	29,899
UBS AG	1,126,292	—	(1,070,000)	56,292
ProShares UltraShort Gold
Citibank, N.A.	340,577	—	(340,577)	—
Goldman Sachs International	223,115	(223,115)	—	—
UBS AG	266,431	—	(266,431)	—
ProShares UltraShort Silver
Citibank, N.A.	782,817	—	(782,817)	—
Goldman Sachs International	1,036,372	(1,036,372)	—	—
Morgan Stanley & Co. International PLC	819,178	—	(819,178)	—
UBS AG	1,452,143	—	(1,452,143)	—
ProShares UltraShort Yen
Goldman Sachs International	138,399	—	—	138,399
UBS AG	363,175	—	(363,175)	—

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
market
movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2020
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$1,377,243	$(1,281,309)	$—	$95,934
Morgan Stanley & Co. Internatio n al PLC	10,959,227	—	(10,629,000)	330,227
Societe Generale	1,679,334	(1,679,334)	—	—
UBS AG	4,226,391	(4,151,442)	(6,270)	68,679
ProShares Ultra Euro
Goldman Sachs International	22,950	—	—	22,950
UBS AG	65,786	—	—	65,786
ProShares Ultra Gold
Citibank, N.A.	1,770,050	—	(1,670,000)	100,050
Goldman Sachs International	1,529,612	(1,497,203)	—	32,409
UBS AG	1,841,318	—	—	1,841,318
ProShares Ultra Silver
Citibank, N.A.	18,010,776	—	(18,010,776)	—
Goldman Sachs International	12,930,574	(12,930,574)	—	—
Morgan Stanley & Co. International PLC	12,353,706	—	(12,353,706)	—
UBS AG	13,457,610	(4,126,610)	(9,331,000)	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(24,807)	—	24,807	—
ProShares Ultra Yen
Goldman Sachs International	34,265	—	—	34,265
UBS AG	32,822	—	—	32,822
ProShares UltraShort Euro
Goldman Sachs International	(388,233)	—	388,233	—
UBS AG	(748,471)	748,471	—	—
ProShares UltraShort Gold
Citibank, N.A.	(80,068)	—	80,068	—
Goldman Sachs International	(82,645)	—	82,645	—
UBS AG	(106,015)	—	106,015	—
ProShares UltraShort Silver
Citibank, N.A.	(1,208,988)	—	1,208,988	—
Goldman Sachs International	(927,829)	—	927,829	—
Morgan Stanley & Co. International PLC	(579,421)	—	579,421	—
UBS AG	(481,323)	—	481,323	—
ProShares UltraShort Yen
Goldman Sachs International	(207,021)	—	207,021	—
UBS AG	(357,945)	—	357,945	—
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
Transaction fees for the three and nine months ended September 30, 2021 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
ProShares Short Euro	$—	$—
ProShares Short VIX Short-Term Futures ETF	75,629	139,978
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	908,895	2,277,545
ProShares Ultra Yen	—	—
ProShares UltraShort Australian Dollar	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	13,723	32,535
ProShares VIX Short-Term Futures ETF	81,985	314,310

Total Trust	$1,080,232	$2,764,368

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data is for a Share outstanding throughout the three months ended September 30, 2021
For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold

Net asset value, at June 30, 2021	$43.18	$55.61	$78.24	$35.33	$14.67	$57.28
Net investment income (loss)	(0.10)	(0.19)	(0.20)	(0.14)	(0.03)	(0.14)
Net realized and unrealized gain (loss)#	1.06	(0.96)	6.43	48.28	(0.72)	(1.50)
Change in net asset value from operations	0.96	(1.15)	6.23	48.14	(0.75)	(1.64)
Net asset value, at September 30, 2021	$44.14	$54.46	$84.47	$83.47	$13.92	$55.64
Market value per share, at June 30, 2021 †	$43.14	$55.55	$78.23	$37.17	$14.66	$57.22
Market value per share, at September 30, 2021 †	$44.16	$54.39	$84.22	$82.30	$13.92	$55.59
Total Return, at net asset value^	2.3%	(2.1)%	8.0%	136.3%	(5.1)%	(2.9)%
Total Return, at market value^	2.4%	(2.1)%	7.7%	121.4%	(5.1)%	(2.9)%
Ratios to Average Net Assets**
Expense ratio^^	0.96%	1.33%	1.10%	1.30%	0.95%	1.00%
Net investment income gain (loss)	(0.92)%	(1.32)%	(1.07)%	(1.25)%	(0.91)%	(0.97)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas

Net asset value, at June 30, 2021	$45.97	$27.91	$51.24	$46.09	$18.11	$21.55
Net investment income (loss)	(0.10)	(0.11)	(0.12)	(0.12)	(0.05)	(0.05)
Net realized and unrealized gain (loss)#	(14.16)	(3.37)	(0.29)	3.17	(2.93)	(14.48)
Change in net asset value from operations	(14.26)	(3.48)	(0.41)	3.05	(2.98)	(14.53)
Net asset value, at September 30, 2021	$31.71	$24.43	$50.83	$49.14	$15.13	$7.02
Market value per share, at June 30, 2021 †	$46.12	$27.98	$51.26	$45.96	$18.11	$20.44
Market value per share, at September 30, 2021 †	$31.99	$24.55	$50.82	$49.16	$15.18	$7.12
Total Return, at net asset value^	(31.0)%	(12.5)%	(0.8)%	6.6%	(16.5)%	(67.4)%
Total Return, at market value^	(30.6)%	(12.3)%	(0.9)%	7.0%	(16.2)%	(65.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.00%	1.71%	0.95%	1.05%	1.17%	1.35%
Net investment income gain (loss)	(0.97)%	(1.71)%	(0.91)%	(1.01)%	(1.14)%	(1.32)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen		VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *

Net asset value, at June 30, 2021	$23.81	$34.67	$23.37	$77.96		$30.51	$24.09
Net investment income (loss)	(0.06)	(0.08)	(0.07)	(0.17)		(0.08)	(0.07)
Net realized and unrealized gain (loss)#	1.19	0.21	7.97	0.16		1.79	(1.34)
Change in net asset value from operations	1.13	0.13	7.90	(0.01)		1.71	(1.41)
Net asset value, at September 30, 2021	$24.94	$34.80	$31.27	$77.95		$32.22	$22.68
Market value per share, at June 30, 2021 †	$23.82	$34.69	$23.28	$77.98		$30.54	$24.08
Market value per share, at September 30, 2021 †	$24.93	$34.82	$30.97	$77.96		$32.31	$22.80
Total Return, at net asset value^	4.8%	0.4%	33.8%	(0.0	)% @	5.6%	(5.8)%
Total Return, at market value^	4.7%	0.4%	33.0%	(0.0	)% @	5.8%	(5.3)%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.02%	1.10%	0.95%		1.04%	1.17%
Net investment income gain (loss)	(0.91)%	(0.98)%	(1.07)%	(0.91)%		(1.01)%	(1.16)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.
@	Amount represents greater than (0.05)%.

Selected data for a Share outstanding throughout the three months ended September 30, 2020
For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold

Net asset value, at June 30, 2020	$45.73	$31.40	$28.59	$28.31	$13.56	$64.98
Net investment income (loss)	(0.11)	(0.11)	(0.10)	(0.14)	(0.03)	(0.17)
Net realized and unrealized gain (loss)#	(1.85)	4.08	0.25	6.19	1.13	4.05
Change in net asset value from operations	(1.96)	3.97	0.15	6.05	1.10	3.88
Net asset value, at September 30, 2020	$43.77	$35.37	$28.74	$34.36	$14.66	$68.86
Market value per share, at June 30, 2020 †	$44.83	$31.50	$28.68	$28.36	$13.57	$64.83
Market value per share, at September 30, 2020 †	$43.28	$35.50	$28.45	$34.63	$14.64	$68.58
Total Return, at net asset value^	(4.3)%	12.6%	0.5%	21.4%	8.1%	6.0%
Total Return, at market value^	(3.5)%	12.7%	(0.8)%	22.1%	7.9%	5.8%
Ratios to Average Net Assets**
Expense ratio^^	0.98%	1.36%	1.32%	1.61%	0.96%	1.00%
Net investment income gain (loss)	(0.95)%	(1.31)%	(1.31)%	(1.54)%	(0.93)%	(0.92)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas

Net asset value, at June 30, 2020	$29.56	$329.28	$55.32	$56.14	$73.18	$67.21
Net investment income (loss)	(0.12)	(0.97)	(0.13)	(0.13)	(0.22)	(0.16)
Net realized and unrealized gain (loss)#	12.81	(126.77)	2.50	(4.27)	(6.50)	(28.73)
Change in net asset value from operations	12.69	(127.74)	2.37	(4.40)	(6.72)	(28.89)
Net asset value, at September 30, 2020	$42.25	$201.54	$57.69	$51.74	$66.46	$38.32
Market value per share, at June 30, 2020 †	$29.33	$327.70	$55.31	$56.06	$73.00	$67.21
Market value per share, at September 30, 2020 †	$41.77	$199.20	$57.69	$51.67	$67.08	$38.01
Total Return, at net asset value^	42.9%	(38.8)%	4.3%	(7.8)%	(9.2)%	(43.0)%
Total Return, at market value^	42.4%	(39.2)%	4.3%	(7.8)%	(8.1)%	(43.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	1.67%	0.96%	1.03%	1.39%	1.77%
Net investment income gain (loss)	(0.97)%	(1.64)%	(0.94)%	(1.01)%	(1.37)%	(1.71)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *

Net asset value, at June 30, 2020	$26.73	$35.46	$78.50	$74.60	$40.40	$111.70
Net investment income (loss)	(0.05)	(0.08)	(0.09)	(0.16)	(0.10)	(0.26)
Net realized and unrealized gain (loss)#	(2.19)	(3.34)	(39.64)	(3.49)	0.69	(29.31)
Change in net asset value from operations	(2.24)	(3.42)	(39.73)	(3.65)	0.59	(29.57)
Net asset value, at September 30, 2020	$24.49	$32.04	$38.77	$70.95	$40.99	$82.13
Market value per share, at June 30, 2020 †	$26.73	$35.57	$79.08	$74.58	$40.24	$111.04
Market value per share, at September 30, 2020 †	$24.49	$32.19	$39.24	$70.93	$40.68	$81.64
Total Return, at net asset value^	(8.4)%	(9.7)%	(50.6)%	(4.9)%	1.5%	(26.5)%
Total Return, at market value^	(8.4)%	(9.5)%	(50.4)%	(4.9)%	1.1%	(26.5)%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.03%	1.11%	0.96%	1.07%	1.20%
Net investment income gain (loss)	(0.85)%	(0.99)%	(1.07)%	(0.88)%	(1.01)%	(1.15)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the nine months ended September 30, 2021
For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold

Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Net investment income (loss)	(0.29)	(0.49)	(0.49)	(0.29)	(0.10)	(0.43)
Net realized and unrealized gain (loss)#	2.51	13.53	48.58	62.76	(1.77)	(11.50)
Change in net asset value from operations	2.22	13.04	48.09	62.47	(1.87)	(11.93)
Net asset value, at September 30, 2021	$44.14	$54.46	$84.47	$83.47	$13.92	$55.64
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Market value per share, at September 30, 2021 †	$44.16	$54.39	$84.22	$82.30	$13.92	$55.59
Total Return, at net asset value^	5.2%	31.5%	132.2%	297.6%	(11.9)%	(17.7)%
Total Return, at market value^	6.8%	31.3%	132.2%	290.7%	(11.9)%	(18.5)%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.35%	1.11%	1.47%	0.95%	1.00%
Net investment income gain (loss)	(0.91)%	(1.33)%	(1.07)%	(1.41)%	(0.90)%	(0.97)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas

Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$46.45	$47.59
Net investment income (loss)	(0.33)	(0.59)	(0.36)	(0.34)	(0.21)	(0.23)
Net realized and unrealized gain (loss)#	(18.67)	(81.66)	(8.64)	5.03	(31.11)	(40.34)
Change in net asset value from operations	(19.00)	(82.25)	(9.00)	4.69	(31.32)	(40.57)
Net asset value, at September 30, 2021	$31.71	$24.43	$50.83	$49.14	$15.13	$7.02
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$46.56	$47.38
Market value per share, at September 30, 2021 †	$31.99	$24.55	$50.82	$49.16	$15.18	$7.12
Total Return, at net asset value^	(37.5)%	(77.1)%	(15.0)%	10.6%	(67.4)%	(85.3)%
Total Return, at market value^	(37.6)%	(77.0)%	(15.1)%	12.0%	(67.4)%	(85.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	1.75%	0.95%	1.04%	1.24%	1.49%
Net investment income gain (loss)	(0.98)%	(1.71)%	(0.90)%	(0.99)%	(1.18)%	(1.45)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *

Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$67.83	$36.73	$55.03
Net investment income (loss)	(0.16)	(0.25)	(0.20)	(0.50)	(0.25)	(0.28)
Net realized and unrealized gain (loss)#	2.57	3.62	3.74	10.62	(4.26)	(32.07)
Change in net asset value from operations	2.41	3.37	3.54	10.12	(4.51)	(32.35)
Net asset value, at September 30, 2021	$24.94	$34.80	$31.27	$77.95	$32.22	$22.68
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$67.81	$36.70	$54.96
Market value per share, at September 30, 2021 †	$24.93	$34.82	$30.97	$77.96	$32.31	$22.80
Total Return, at net asset value^	10.7%	10.7%	12.8%	14.9%	(12.3)%	(58.8)%
Total Return, at market value^	10.7%	11.8%	13.0%	15.0%	(12.0)%	(58.5)%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.03%	1.10%	0.95%	1.05%	1.23%
Net investment income gain (loss)	(0.90)%	(0.99)%	(1.07)%	(0.90)%	(1.01)%	(1.19)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the nine months ended September 30, 2020
For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold

Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.18)	(0.28)	(0.25)	(0.35)	(0.05)	(0.28)
Net realized and unrealized gain (loss)#	(1.69)	(29.97)	(480.24)	(49.26)	0.92	19.93
Change in net asset value from operations	(1.87)	(30.25)	(480.49)	(49.61)	0.87	19.65
Net asset value, at September 30, 2020	$43.77	$35.37	$28.74	$34.36	$14.66	$68.86
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at September 30, 2020 †	$43.28	$35.50	$28.45	$34.63	$14.64	$68.58
Total Return, at net asset value^	(4.1)%	(46.1)%	(94.4)%	(59.1)%	6.3%	39.9%
Total Return, at market value^	(5.3)%	(45.6)%	(94.4)%	(58.5)%	6.3%	39.8%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.31%	1.35%	1.60%	0.95%	1.00%
Net investment income gain (loss)	(0.52)%	(1.07)%	(1.10)%	(1.12)%	(0.49)%	(0.59)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas

Net asset value, at December 31, 2019	$31.70	$126.74	$55.83	$56.09	$48.77	$38.53
Net investment income (loss)	(0.17)	(2.43)	(0.22)	(0.26)	(0.86)	(0.52)
Net realized and unrealized gain (loss)#	10.72	77.23	2.08	(4.09)	18.55	0.31
Change in net asset value from operations	10.55	74.80	1.86	(4.35)	17.69	(0.21)
Net asset value, at September 30, 2020	$42.25	$201.54	$57.69	$51.74	$66.46	$38.32
Market value per share, at December 31, 2019 †	$31.65	$128.90	$55.83	$55.88	$48.60	$38.82
Market value per share, at September 30, 2020 †	$41.77	$199.20	$57.69	$51.67	$67.08	$38.01
Total Return, at net asset value^	33.3%	59.0%	3.3%	(7.8)%	36.3%	(0.5)%
Total Return, at market value^	32.0%	54.5%	3.3%	(7.5)%	38.0%	(2.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	1.61%	0.95%	1.04%	1.70%	1.88%
Net investment income gain (loss)	(0.62)%	(1.34)%	(0.54)%	(0.58)%	(1.39)%	(1.64)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2020 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *

Net asset value, at December 31, 2019	$26.80	$53.02	$107.04	$76.37	$21.27	$49.19
Net investment income (loss)	(0.05)	(0.15)	(0.29)	(0.19)	(0.16)	(0.34)
Net realized and unrealized gain (loss)#	(2.26)	(20.83)	(67.98)	(5.23)	19.88	33.28
Change in net asset value from operations	(2.31)	(20.98)	(68.27)	(5.42)	19.72	32.94
Net asset value, at September 30, 2020	$24.49	$32.04	$38.77	$70.95	$40.99	$82.13
Market value per share, at December 31, 2019 †	$26.80	$53.21	$107.20	$76.35	$21.29	$49.72
Market value per share, at September 30, 2020 †	$24.49	$32.19	$39.24	$70.93	$40.68	$81.64
Total Return, at net asset value^	(8.6)%	(39.6)%	(63.8)%	(7.1)%	92.8%	67.0%
Total Return, at market value^	(8.6)%	(39.5)%	(63.4)%	(7.1)%	91.1%	64.2%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.02%	1.10%	0.95%	1.06%	1.17%
Net investment income gain (loss)	(0.23)%	(0.54)%	(0.79)%	(0.33)%	(0.63)%	(0.57)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2021 and 2020, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2021	Interest Income Three Months Ended September 30, 2020	Interest Income Nine Months Ended September 30, 2021	Interest Income Nine Months Ended September 30, 2020

ProShares Short Euro	$269	$127	$1,175	$7,776
ProShares Short VIX Short-Term Futures ETF	8,152	53,301	75,729	909,185
ProShares Ultra Bloomberg Crude Oil	86,370	50,356	365,778	1,817,563
ProShares Ultra Bloomberg Natural Gas	7,355	15,347	32,714	191,160
ProShares Ultra Euro	393	357	1,415	16,350
ProShares Ultra Gold	14,338	59,354	70,259	543,895
ProShares Ultra Silver	44,511	103,976	208,169	1,018,578
ProShares Ultra VIX Short-Term Futures ETF	11,979	88,621	328,504	1,601,884
ProShares Ultra Yen	260	171	923	9,100
ProShares UltraPro 3x Crude Oil ETF*	—	—	—	346,326
ProShares UltraPro 3x Short Crude Oil ETF*	—	—	—	166,789
ProShares UltraShort Australian Dollar	443	289	961	20,385
ProShares UltraShort Bloomberg Crude Oil	6,891	4,832	36,069	259,750
ProShares UltraShort Bloomberg Natural Gas	9,879	8,136	25,512	51,939
ProShares UltraShort Euro	5,008	18,939	17,814	486,623
ProShares UltraShort Gold	3,075	1,831	9,213	65,111
ProShares UltraShort Silver	3,100	3,192	8,895	48,379
ProShares UltraShort Yen	2,392	5,085	9,558	136,411
ProShares VIX Mid-Term Futures ETF	8,914	13,590	27,487	199,491
ProShares VIX Short-Term Futures ETF	11,739	34,770	91,187	1,117,617

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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of November 5, 2021, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2021.
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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$2,159,102	$2,286,467
NAV end of period	$2,206,818	$2,188,644
Percentage change in NAV	2.2%	(4.3)%
Shares outstanding beginning of period	50,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$43.18	$45.73
Per share NAV end of period	$44.14	$43.77
Percentage change in per share NAV	2.3%	(4.3)%
Percentage change in benchmark	(2.3)%	4.4%
Benchmark annualized volatility	4.5%	6.3%
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2021 to September 30, 2021. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.3% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 4.3% for the three months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 2.3% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 4.4% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(5,003)	$(5,267)
Management fee	5,193	5,247
Brokerage commission	79	82
Non-recurring fees and expenses	—	65
Net realized gain (loss)	57,489	(77,567)
Change in net unrealized appreciation (depreciation)	(4,770)	(14,989)
Net Income (loss)	$47,716	$(97,823)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2021.
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$588,615,946	$509,811,853
NAV end of period	$388,523,845	$335,465,066
Percentage change in NAV	(34.0)%	(34.2)%
Shares outstanding beginning of period	10,584,307	16,234,307
Shares outstanding end of period	7,134,307	9,484,307
Percentage change in shares outstanding	(32.6)%	(41.6)%
Shares created	550,000	—
Shares redeemed	4,000,000	6,750,000
Per share NAV beginning of period	$55.61	$31.40
Per share NAV end of period	$54.46	$35.37
Percentage change in per share NAV	(2.1)%	12.6%
Percentage change in benchmark	(5,6)%	(26.3)%
Benchmark annualized volatility	69.6%	56.2%
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

During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,584,307 outstanding Shares at June 30, 2021 to 7,134,307 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 16,234,307 outstanding Shares at June 30, 2020 to 9,484,307 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.1% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 12.6% for the three months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 5.6% for the three months ended September 30, 2021, as compared to the benchmark’s decline of 26.3% for the three months ended September 30, 2020, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(1,466,273)	$(1,544,734)
Management fee	1,055,823	1,116,999
Brokerage commission	208,885	167,648
Non-recurring fees and expenses	—	22,038
Net realized gain (loss)	34,572,603	60,593,305
Change in net unrealized appreciation (depreciation)	(43,349,844)	(1,463,399)
Net Income (loss)	$(10,243,514)	$57,585,172
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2021.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$1,303,530,902	$1,508,661,459
NAV end of period	$1,090,613,716	$1,195,885,056
Percentage change in NAV	(16.3)%	(20.7)%
Shares outstanding beginning of period	16,660,774	52,760,774
Shares outstanding end of period	12,910,774	41,610,774
Percentage change in shares outstanding	(22.5)%	(21.1)%
Shares created	950,000	21,500,000
Shares redeemed	4,700,000	32,650,000
Per share NAV beginning of period	$78.24	$28.59
Per share NAV end of period	$84.47	$28.74
Percentage change in per share NAV	8.0%	0.5%
Percentage change in benchmark	5.4%	2.6%
Benchmark annualized volatility	30.9%	26.3%
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
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 16,660,774 outstanding Shares at June 30, 2021 to 12,910,774 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 52,760,774 outstanding Shares at June 30, 2020 to 41,610,774 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 0.5% for the three months ended September 30, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.

The benchmark’s rise of 5.4% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 2.6% for the three months ended September 30, 2020, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(3,130,493)	$(4,420,342)
Management fee	2,775,351	3,210,517
Brokerage commission	198,498	600,233
Non-recurring fees and expenses	27,500	24,637
Net realized gain (loss)	106,325,821	285,954,263
Change in net unrealized appreciation (depreciation)	(16,878,588)	(232,630,286)
Net Income (loss)	$86,316,740	$48,903,635
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended September 30, 2021.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$70,213,227	$50,599,783
NAV end of period	$145,038,381	$99,203,762
Percentage change in NAV	106.6%	96.1%
Shares outstanding beginning of period	1,987,527	1,787,527
Shares outstanding end of period	1,737,527	2,887,527
Percentage change in shares outstanding	(12.6)%	61.5%
Shares created	1,150,000	4,350,000
Shares redeemed	1,400,000	3,250,000
Per share NAV beginning of period	$35.33	$28.31
Per share NAV end of period	$83.47	$34.36
Percentage change in per share NAV	136.3%	21.4%
Percentage change in benchmark	58.6%	15.0%
Benchmark annualized volatility	48.6%	58.7%

During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,987,527 outstanding Shares at June 30, 2021 to 1,737,527 outstanding Shares at September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,787,527 outstanding Shares at June 30, 2020 to 2,887,527 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 136.3% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 21.4% for the three months ended September 30, 2020, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s rise of 58.6% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 15.0% for the three months ended September 30, 2020, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(212,510)	$(323,543)
Management fee	161,130	199,772
Brokerage commission	40,472	106,449
Non-recurring fees and expenses	—	1,129
Net realized gain (loss)	33,925,723	41,156,156
Change in net unrealized appreciation (depreciation)	25,135,708	(4,754,827)
Net Income (loss)	$58,848,921	$36,077,786
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a greater increase in the value of Henry Hub Natural Gas during the three months ended September 30, 2021.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$3,668,741	$4,067,686
NAV end of period	$3,479,104	$4,397,675
Percentage change in NAV	(5.2)%	8.1%
Shares outstanding beginning of period	250,000	300,000
Shares outstanding end of period	250,000	300,000
Percentage change in shares outstanding	—%	—%
Shares created	—	100,000
Shares redeemed	—	100,000
Per share NAV beginning of period	$14.67	$13.56
Per share NAV end of period	$13.92	$14.66
Percentage change in per share NAV	(5.1)%	8.1%
Percentage change in benchmark	(2.3)%	4.4%
Benchmark annualized volatility	4.5%	6.3%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2021 to September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.1% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 8.1% for the three months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 2.3% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 4.4% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(8,271)	$(12,155)
Management fee	8,664	12,404
Non-recurring fees and expenses	—	108
Net realized gain (loss)	(254,219)	441,714
Change in net unrealized appreciation (depreciation)	72,853	(84,317)
Net Income (loss)	$(189,637)	$345,242

The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2021.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$243,456,703	$165,689,050
NAV end of period	$230,917,847	$275,450,606
Percentage change in NAV	(5.2)%	66.2%
Shares outstanding beginning of period	4,250,000	2,550,000
Shares outstanding end of period	4,150,000	4,000,000
Percentage change in shares outstanding	(2.4)%	56.9%
Shares created	250,000	1,700,000
Shares redeemed	350,000	250,000
Per share NAV beginning of period	$57.28	$64.98
Per share NAV end of period	$55.64	$68.86
Percentage change in per share NAV	(2.9)%	6.0%
Percentage change in benchmark	(1.0)%	3.6%
Benchmark annualized volatility	13.8%	25.4%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,250,000 outstanding Shares at June 30, 2021 to 4,150,000 outstanding Shares at September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,550,000 outstanding Shares at June 30, 2020 to 4,000,000 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.9% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 6.0% for the three months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 1.0% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 3.6% for the three months ended September 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(596,194)	$(617,991)
Management fee	582,103	640,992
Brokerage commission	9,421	12,115
Non-recurring fees and expenses	—	3,751
Net realized gain (loss)	(21,858,089)	25,742,296
Change in net unrealized appreciation (depreciation)	15,574,284	(18,054,591)
Net Income (loss)	$(6,879,999)	$7,069,714
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the three months ended September 30, 2021.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$661,778,727	$249,671,968
NAV end of period	$480,309,476	$620,883,156
Percentage change in NAV	(27.4)%	148.7%
Shares outstanding beginning of period	14,396,526	8,446,526
Shares outstanding end of period	15,146,526	14,696,526
Percentage change in shares outstanding	5.2%	74.0%
Shares created	1,050,000	8,050,000
Shares redeemed	300,000	1,800,000
Per share NAV beginning of period	$45.97	$29.56
Per share NAV end of period	$31.71	$42.25
Percentage change in per share NAV	(31.0)%	42.9%
Percentage change in benchmark	(16.0)%	25.1%
Benchmark annualized volatility	26.7%	33.8%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,396,526 outstanding Shares at June 30, 2021 to 15,146,526 outstanding Shares at September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 8,446,526 outstanding Shares at June 30, 2020 to 14,696,526 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.

For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.0% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 42.9% for the three months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 16.0% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 25.1% for the three months ended September 30, 2020, can be attributed to a decrease in the value of silver futures contracts during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(1,424,705)	$(1,497,215)
Management fee	1,394,627	1,462,400
Brokerage commission	27,419	54,812
Non-recurring fees and expenses	—	3,943
Net realized gain (loss)	(201,320,030)	290,238,797
Change in net unrealized appreciation (depreciation)	(6,018,290)	(199,313,772)
Net Income (loss)	$(208,763,025)	$89,427,810
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the three months ended September 30, 2021.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$840,870,703	$992,156,607
NAV end of period	$1,020,845,873	$1,307,611,521
Percentage change in NAV	21.4%	31.8%
Shares outstanding beginning of period	30,128,420	3,013,091
Shares outstanding end of period	41,778,420	6,488,091
Percentage change in shares outstanding	38.7%	115.3%
Shares created	37,800,000	4,280,000
Shares redeemed	26,150,000	805,000
Per share NAV beginning of period	$27.91	$329.28
Per share NAV end of period	$24.43	$201.54
Percentage change in per share NAV	(12.5)%	(38.8)%
Percentage change in benchmark	(5.6)%	(26.3)%
Benchmark annualized volatility	69.6%	56.2%
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
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 30,128,420 outstanding Shares at June 30, 2021 to 41,778,420 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 3,013,091 outstanding Shares at June 30, 2020 to 6,488,091 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.5% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 38.8% for the three months ended September 30, 2020, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 5.6% for the three months ended September 30, 2021, as compared to the benchmark’s decline of 26.3% for the three months ended September 30, 2020, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(3,993,799)	$(5,136,994)
Management fee	2,221,755	2,969,740
Brokerage commission	1,095,975	1,102,235
Non-recurring fees and expenses	—	10,480
Net realized gain (loss)	(198,380,990)	(559,537,850)
Change in net unrealized appreciation (depreciation)	186,742,221	15,303,127
Net Income (loss)	$(15,632,568)	$(549,371,717)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a lesser decrease in the value of futures prices, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$2,560,348	$2,764,355
NAV end of period	$2,539,880	$2,882,680
Percentage change in NAV	(0.8)%	4.3%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$51.24	$55.32
Per share NAV end of period	$50.83	$57.69
Percentage change in per share NAV	(0.8)%	4.3%
Percentage change in benchmark	(0.2)%	2.4%
Benchmark annualized volatility	5.5%	5.8%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2021 to September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020.

For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.8% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 4.3% for the three months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 0.2% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 2.4% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(5,973)	$(6,720)
Management fee	6,233	6,813
Non-recurring fees and expenses	—	78
Net realized gain (loss)	(25,554)	126,569
Change in net unrealized appreciation (depreciation)	11,059	(1,524)
Net Income (loss)	$(20,468)	$118,325
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2021.
ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$2,304,732	$5,614,042
NAV end of period	$4,914,269	$5,173,668
Percentage change in NAV	113.2%	(7.8)%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	100,000	100,000
Percentage change in shares outstanding	100.0%	—%
Shares created	50,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$46.09	$56.14
Per share NAV end of period	$49.14	$51.74
Percentage change in per share NAV	6.6%	(7.8)%
Percentage change in benchmark	(3.6)%	3.8%
Benchmark annualized volatility	8.8%	9.0%

During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 50,000 outstanding Shares at June 30, 2021 to 100,000 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2020 to September 30, 2020.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.6% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 7.8% for the three months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 3.6% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 3.8% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(9,379)	$(13,294)
Management fee	8,860	12,478
Brokerage commission	962	928
Non-recurring fees and expenses	—	177
Net realized gain (loss)	188,884	(432,100)
Change in net unrealized appreciation (depreciation)	56,770	5,020
Net Income (loss)	$236,275	$(440,374)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2021.

ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$79,400,059	$117,821,898
NAV end of period	$93,575,213	$80,418,166
Percentage change in NAV	17.9%	(31.7)%
Shares outstanding beginning of period	4,383,799	1,609,971
Shares outstanding end of period	6,183,799	1,209,971
Percentage change in shares outstanding	41.1%	(24.8)%
Shares created	3,350,000	1,075,000
Shares redeemed	1,550,000	1,475,000
Per share NAV beginning of period	$18.11	$73.18
Per share NAV end of period	$15.13	$66.46
Percentage change in per share NAV	(16.5)%	(9.2)%
Percentage change in benchmark	5.4%	2.6%
Benchmark annualized volatility	30.9%	26.3%
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
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 4,383,799 outstanding Shares at June 30, 2021 to 6,183,799 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,609,971 outstanding Shares at June 30, 2020 to 1,209,971 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.5% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 9.2% for the three months ended September 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.

The benchmark’s rise of 5.4% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 2.6% for the three months ended September 30, 2020, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(241,725)	$(342,320)
Management fee	201,146	238,038
Brokerage commission	29,277	64,657
Non-recurring fees and expenses	—	4,892
Net realized gain (loss)	(11,449,562)	(16,296,829)
Change in net unrealized appreciation (depreciation)	(1,520,893)	5,848,114
Net Income (loss)	$(13,212,180)	$(10,791,035)
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$97,525,300	$28,552,210
NAV end of period	$138,468,677	$46,937,986
Percentage change in NAV	42.0%	64.4%
Shares outstanding beginning of period	4,524,832	424,832
Shares outstanding end of period	19,724,832	1,224,832
Percentage change in shares outstanding	335.9%	188.3%
Shares created	20,500,000	3,200,000
Shares redeemed	5,300,000	2,400,000
Per share NAV beginning of period	$21.55	$67.21
Per share NAV end of period	$7.02	$38.32
Percentage change in per share NAV	(67.4)%	(43.0)%
Percentage change in benchmark	58.6%	15.0%
Benchmark annualized volatility	48.6%	58.7%

During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 4,524,832 outstanding Shares at June 30, 2021 to 19,724,832 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 424,832 outstanding Shares at June 30, 2020 to 1,224,832 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 67.4% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 43.0% for the three months ended September 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s rise of 58.6% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 15.0% for the three months ended September 30, 2020, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(358,817)	$(249,586)
Management fee	258,824	138,507
Brokerage commission	67,808	98,416
Non-recurring fees and expenses	—	345
Net realized gain (loss)	(95,609,878)	(31,449,992)
Change in net unrealized appreciation (depreciation)	(17,871,536)	8,969,137
Net Income (loss)	$(113,840,231)	$(22,730,441)
The Fund’s net income decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a greater increase in the value of Henry Hub Natural Gas during the three months ended September 30, 2021.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$48,820,440	$78,848,965
NAV end of period	$48,640,817	$68,577,533
Percentage change in NAV	(0.4)%	(13.0)%
Shares outstanding beginning of period	2,050,000	2,950,000
Shares outstanding end of period	1,950,000	2,800,000
Percentage change in shares outstanding	(4.9)%	(5.1)%
Shares created	100,000	1,000,000
Shares redeemed	200,000	1,150,000
Per share NAV beginning of period	$23.81	$26.73
Per share NAV end of period	$24.94	$24.49
Percentage change in per share NAV	4.8%	(8.4)%
Percentage change in benchmark	(2.3)%	4.4%
Benchmark annualized volatility	4.5%	6.3%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,050,000 outstanding Shares at June 30, 2021 to 1,950,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,950,000 outstanding Shares at June 30, 2020 to 2,800,000 outstanding Shares at September 30, 2020.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.8% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 8.4% for the three months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 2.3% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 4.4% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(111,725)	$(144,828)
Management fee	116,733	161,145
Non-recurring fees and expenses	—	2,622
Net realized gain (loss)	2,974,466	(7,511,167)
Change in net unrealized appreciation (depreciation)	(617,958)	1,525,791
Net Income (loss)	$2,244,783	$(6,130,204)

The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2021.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$32,835,014	$15,851,043
NAV end of period	$27,731,022	$27,139,981
Percentage change in NAV	(15.5)%	71.2%
Shares outstanding beginning of period	946,977	446,977
Shares outstanding end of period	796,977	846,977
Percentage change in shares outstanding	(15.8)%	89.5%
Shares created	650,000	750,000
Shares redeemed	800,000	350,000
Per share NAV beginning of period	$34.67	$35.46
Per share NAV end of period	$34.80	$32.04
Percentage change in per share NAV	0.4%	(9.6)%
Percentage change in benchmark	(1.0)%	3.6%
Benchmark annualized volatility	13.8%	19.1%
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 946,977 outstanding Shares at June 30, 2021 to 796,977 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at June 30, 2020 to 846,977 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.4% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 9.6% for the three months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 1.0% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 3.6% for the three months ended September 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(68,386)	$(47,471)
Management fee	66,304	45,591
Brokerage commission	3,301	1,980
Non-recurring fees and expenses	—	499
Net realized gain (loss)	1,213,721	(4,021,537)
Change in net unrealized appreciation (depreciation)	(1,898,419)	2,689,061
Net Income (loss)	$(753,084)	$(1,379,947)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the futures prices during the three months ended September 30, 2021.
ProShares UltraShort Silver
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$34,859,763	$10,145,625
NAV end of period	$40,373,877	$51,055,675
Percentage change in NAV	15.8%	403.2%
Shares outstanding beginning of period	1,491,329	129,244
Shares outstanding end of period	1,291,329	1,316,744
Percentage change in shares outstanding	(13.4)%	918.8%
Shares created	1,000,000	2,825,000
Shares redeemed	1,200,000	1,637,500
Per share NAV beginning of period	$23.37	$78.50
Per share NAV end of period	$31.27	$38.77
Percentage change in per share NAV	33.8%	(50.6)%
Percentage change in benchmark	(16.0)%	25.1%
Benchmark annualized volatility	26.7%	57.7%
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,491,329 outstanding Shares at June 30, 2021 to 1,291,329 outstanding Shares at September 30, 2021. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 129,244 outstanding Shares at June 30, 2020 to 1,316,744 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.

For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.8% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 50.6% for the three months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 16.0% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 25.1% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the silver futures contracts during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(102,532)	$(94,990)
Management fee	90,963	84,377
Brokerage commission	8,141	8,539
Non-recurring fees and expenses	—	321
Net realized gain (loss)	6,662,145	(15,896,820)
Change in net unrealized appreciation (depreciation)	3,922,596	11,129,734
Net Income (loss)	$10,482,209	$(4,862,076)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the three months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$27,231,748	$29,787,034
NAV end of period	$23,328,922	$24,780,763
Percentage change in NAV	(14.3)%	(16.8)%
Shares outstanding beginning of period	349,290	399,290
Shares outstanding end of period	299,290	349,290
Percentage change in shares outstanding	(14.3)%	(12.5)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$77.96	$74.60
Per share NAV end of period	$77.95	$70.95
Percentage change in per share NAV	(0.0)%@	(4.9)%
Percentage change in benchmark	(0.2)%	2.4%
Benchmark annualized volatility	5.5%	5.8%

@	Amount represents greater than (0.05)%.
During the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 349,290 outstanding Shares at June 30, 2021 to 299,290 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 399,290 outstanding Shares at June 30, 2020 to 349,290 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.0% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 4.9% for the three months ended September 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 0.2% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 2.4% for the three months ended September 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(54,645)	$(55,870)
Management fee	57,037	60,238
Non-recurring fees and expenses	—	717
Net realized gain (loss)	197,444	(1,451,651)
Change in net unrealized appreciation (depreciation)	(189,932)	201,521
Net Income (loss)	$(47,133)	$(1,306,000)

The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2021.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$92,662,734	$59,085,470
NAV end of period	$127,673,137	$101,957,520
Percentage change in NAV	37.7%	72.6%
Shares outstanding beginning of period	3,037,403	1,462,403
Shares outstanding end of period	3,962,403	2,487,403
Percentage change in shares outstanding	30.5%	70.1%
Shares created	1,200,000	1,150,000
Shares redeemed	275,000	125,000
Per share NAV beginning of period	$30.51	$40.40
Per share NAV end of period	$32.22	$40.99
Percentage change in per share NAV	5.6%	1.5%
Percentage change in benchmark	6.0%	1.8%
Benchmark annualized volatility	22.9%	26.2%
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
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 3,037,403 outstanding Shares at June 30, 2021 to 3,962,403 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,462,403 outstanding Shares at June 30, 2020 to 2,487,403 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.

For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.6% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 1.5% for the three months ended September 30, 2020, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s rise of 6.0% for the three months ended September 30, 2021, as compared to the benchmark’s rise of 1.8% for the three months ended September 30, 2020, can be attributed to a greater increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(262,156)	$(204,460)
Management fee	221,356	172,587
Brokerage commission	20,803	19,350
Net realized gain (loss)	(4,024,133)	755,845
Change in net unrealized appreciation (depreciation)	10,652,952	1,752,080
Net Income (loss)	$6,366,663	$2,303,465
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a greater increase in the value of the futures prices during the three months ended September 30, 2021.
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NAV beginning of period	$272,352,675	$221,343,175
NAV end of period	$368,777,333	$279,272,297
Percentage change in NAV	35.3%	26.2%
Shares outstanding beginning of period	11,307,826	1,981,579
Shares outstanding end of period	16,257,826	3,400,329
Percentage change in shares outstanding	43.8%	71.6%
Shares created	6,300,000	1,662,500
Shares redeemed	1,350,000	243,750
Per share NAV beginning of period	$24.09	$111.70
Per share NAV end of period	$22.68	$82.13
Percentage change in per share NAV	(5.8)%	(26.5)%
Percentage change in benchmark	(5.6)%	(26.3)%
Benchmark annualized volatility	69.6%	56.2%

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
During the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 11,307,826 outstanding Shares at June 30, 2021 to 16,257,826 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 1,981,579 outstanding Shares at June 30, 2020 to 3,400,329 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.8% for the three months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 26.5% for the three months ended September 30, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2021.
The benchmark’s decline of 5.6% for the three months ended September 30, 2021, as compared to the benchmark’s decline of 26.3% for the three months ended September 30, 2020, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net investment income (loss)	$(897,586)	$(758,225)
Management fee	660,051	560,301
Brokerage commission	97,516	66,969
Net realized gain (loss)	(51,868,433)	(75,120,135)
Change in net unrealized appreciation (depreciation)	42,168,297	556,466
Net Income (loss)	$(10,597,722)	$(75,321,894)
The Fund’s net income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a lesser decrease in the value of the futures prices, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$4,191,955	$2,282,195
NAV end of period	$2,206,818	$2,188,644
Percentage change in NAV	(47.4)%	(4.1)%
Shares outstanding beginning of period	100,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	(50.0)%	–%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$41.92	$45.64
Per share NAV end of period	$44.14	$43.77
Percentage change in per share NAV	5.2%	(4.1)%
Percentage change in benchmark	(5.2)%	4.5%
Benchmark annualized volatility	5.6%	7.9%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2020 to 50,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to September 30, 2020.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.2% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 4.1% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 5.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 4.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(18,442)	$(8,827)
Management fee	19,278	16,266
Brokerage commission	339	272
Non-recurring fees and expenses	—	65
Net realized gain (loss)	88,710	(116,225)
Change in net unrealized appreciation (depreciation)	91,407	31,501
Net Income (loss)	$161,675	$(93,551)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$409,371,468	$284,437,179
NAV end of period	$388,523,845	$335,465,066
Percentage change in NAV	(5.1)%	17.9%
Shares outstanding beginning of period	9,884,307	4,334,307
Shares outstanding end of period	7,134,307	9,484,307
Percentage change in shares outstanding	(27.8)%	118.8%
Shares created	3,400,000	25,850,000
Shares redeemed	6,150,000	20,700,000
Per share NAV beginning of period	$41.42	$65.62
Per share NAV end of period	$54.46	$35.37
Percentage change in per share NAV	31.5%	(46.1)%
Percentage change in benchmark	(58.4)%	68.5%
Benchmark annualized volatility	73.8%	112.9%
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
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,884,307 outstanding Shares at December 31, 2020 to 7,134,307 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 9,484,307 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.5% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 46.1% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 68.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(4,774,396)	$(4,043,310)
Management fee	3,415,545	3,592,232
Brokerage commission	638,744	585,356
Non-recurring fees and expenses	—	22,038
Net realized gain (loss)	168,119,037	(129,092,294)
Change in net unrealized appreciation (depreciation)	(14,532,856)	(2,709,070)
Net Income (loss)	$148,811,785	$(135,844,674)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2021.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$902,739,250	$309,844,582
NAV end of period	$1,090,613,716	$1,195,885,056
Percentage change in NAV	20.8%	286.0%
Shares outstanding beginning of period	24,810,774	608,453
Shares outstanding end of period	12,910,774	41,610,774
Percentage change in shares outstanding	(48.0)%	6,738.8%
Shares created	4,350,000	109,662,000
Shares redeemed	16,250,000	68,659,679
Per share NAV beginning of period	$36.38	$509.23
Per share NAV end of period	$84.47	$28.74
Percentage change in per share NAV	132.2%	(94.4)%
Percentage change in benchmark	58.2%	(33.6)%
Benchmark annualized volatility	29.1%	90.6%
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
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 24,810,774 outstanding Shares at December 31, 2020 to 12,910,774 outstanding Shares at September 30, 2021. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 41,610,774 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.

For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 132.2% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 94.4% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s rise of 58.2% for the nine months ended September 30, 2021, as compared to the benchmark’s decline of 33.6% for the nine months ended September 30, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(9,100,359)	$(8,010,293)
Management fee	8,104,728	6,887,044
Brokerage commission	701,710	1,744,115
Non-recurring fees and expenses	27,500	24,637
Net realized gain (loss)	761,182,708	(891,020,242)
Change in net unrealized appreciation (depreciation)	176,076,207	106,126,899
Net Income (loss)	$928,158,556	$(792,903,636)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in the value of WTI Crude Oil during the nine months ended September 30, 2021.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$169,800,371	$45,160,205
NAV end of period	$145,038,381	$99,203,762
Percentage change in NAV	(14.6)%	119.7%
Shares outstanding beginning of period	8,087,527	537,815
Shares outstanding end of period	1,737,527	2,887,527
Percentage change in shares outstanding	(78.5)%	436.9%
Shares created	5,200,000	5,835,000
Shares redeemed	11,550,000	3,485,288
Per share NAV beginning of period	$21.00	$83.97
Per share NAV end of period	$83.47	$34.36
Percentage change in per share NAV	297.6%	(59.1)%
Percentage change in benchmark	113.0%	(28.5)%
Benchmark annualized volatility	40.5%	53.5%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 1,737,527 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 537,815 outstanding Shares at December 31, 2019 to 2,887,527 outstanding Shares at September 30, 2020.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 297.6% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 59.1% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.

The benchmark’s rise of 113.0% for the nine months ended September 30, 2021, as compared to the benchmark’s decline of 28.5% for the nine months ended September 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(845,018)	$(447,190)
Management fee	568,903	378,784
Brokerage commission	195,831	214,255
Non-recurring fees and expenses	—	1,129
Net realized gain (loss)	80,409,947	2,226,367
Change in net unrealized appreciation (depreciation)	35,684,757	(4,338,592)
Net Income (loss)	$115,249,686	$(2,559,415)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas during the nine months ended September 30, 2021.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

NAV beginning of period	$4,737,350	$6,204,424
NAV end of period	$3,479,104	$4,397,675
Percentage change in NAV	(26.6)%	(29.1)%
Shares outstanding beginning of period	300,000	450,000
Shares outstanding end of period	250,000	300,000
Percentage change in shares outstanding	(16.7)%	(33.3)%
Shares created	100,000	200,000
Shares redeemed	150,000	350,000
Per share NAV beginning of period	$15.79	$13.79
Per share NAV end of period	$13.92	$14.66
Percentage change in per share NAV	(11.9)%	6.3%
Percentage change in benchmark	(5.2)%	4.5%
Benchmark annualized volatility	5.6%	7.9%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.9% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 6.3% for the nine months ended September 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.

The benchmark’s decline of 5.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 4.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(26,743)	$(17,610)
Management fee	28,158	33,852
Non-recurring fees and expenses	—	108
Net realized gain (loss)	(186,149)	369,811
Change in net unrealized appreciation (depreciation)	(251,418)	(208,451)
Net Income (loss)	$(464,310)	$143,750
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$263,540,473	$110,726,032
NAV end of period	$230,917,847	$275,450,606
Percentage change in NAV	(12.4)%	148.8%
Shares outstanding beginning of period	3,900,000	2,250,000
Shares outstanding end of period	4,150,000	4,000,000
Percentage change in shares outstanding	6.4%	77.8%
Shares created	1,250,000	3,150,000
Shares redeemed	1,000,000	1,400,000
Per share NAV beginning of period	$67.57	$49.21
Per share NAV end of period	$55.64	$68.86
Percentage change in per share NAV	(17.7)%	39.9%
Percentage change in benchmark	(7.9)%	21.4%
Benchmark annualized volatility	15.7%	22.6%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 4,150,000 outstanding Shares at September 30, 2021. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 4,000,000 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.7% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 39.9% for the nine months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 7.9% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 21.4% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(1,745,829)	$(789,004)
Management fee	1,718,350	1,269,866
Brokerage commission	32,974	28,599
Non-recurring fees and expenses	—	3,751
Net realized gain (loss)	(27,599,609)	51,605,680
Change in net unrealized appreciation (depreciation)	(19,136,522)	(11,258,939)
Net Income (loss)	$(48,481,960)	$39,557,737
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2021.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$745,304,028	$239,254,842
NAV end of period	$480,309,476	$620,883,156
Percentage change in NAV	(35.6)%	159.5%
Shares outstanding beginning of period	14,696,526	7,546,526
Shares outstanding end of period	15,146,526	14,696,526
Percentage change in shares outstanding	3.1%	94.7%
Shares created	4,450,000	10,300,000
Shares redeemed	4,000,000	3,150,000
Per share NAV beginning of period	$50.71	$31.70
Per share NAV end of period	$31.71	$42.25
Percentage change in per share NAV	(37.5)%	33.3%
Percentage change in benchmark	(17.0)%	27.4%
Benchmark annualized volatility	33.0%	48.6%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,696,526 outstanding Shares at December 31, 2020 to 15,146,526 outstanding Shares at September 30, 2021. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 14,696,526 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.5% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 33.3% for the nine months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 17.0% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 27.4% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of silver futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(4,805,716)	$(1,555,626)
Management fee	4,640,919	2,369,293
Brokerage commission	114,716	99,986
Non-recurring fees and expenses	—	3,943
Net realized gain (loss)	(80,038,809)	297,927,456
Change in net unrealized appreciation (depreciation)	(192,156,316)	(215,073,543)
Net Income (loss)	$(277,000,841)	$81,298,287
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2021.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$1,356,204,199	$527,636,003
NAV end of period	$1,020,845,873	$1,307,611,521
Percentage change in NAV	(24.7)%	147.8%
Shares outstanding beginning of period	12,713,091	4,163,091
Shares outstanding end of period	41,778,420	6,488,091
Percentage change in shares outstanding	228.6%	55.8%
Shares created	70,385,000	7,755,000
Shares redeemed	41,319,671	5,430,000
Per share NAV beginning of period	$106.68	$126.74
Per share NAV end of period	$24.43	$201.54
Percentage change in per share NAV	(77.1)%	59.0%
Percentage change in benchmark	(58.4)%	68.5%
Benchmark annualized volatility	73.8%	112.9%
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
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 41,778,420 outstanding Shares at September 30, 2021. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,163,091 outstanding Shares at December 31, 2019 to 6,488,091 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 77.1% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 59.0% for the nine months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 68.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(16,038,632)	$(7,952,015)
Management fee	8,897,953	5,646,893
Brokerage commission	4,225,879	2,282,095
Non-recurring fees and expenses	—	10,480
Net realized gain (loss)	(1,757,407,418)	58,666,590
Change in net unrealized appreciation (depreciation)	146,498,138	66,319,163
Net Income (loss)	$(1,626,947,912)	$117,033,738
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$2,989,499	$5,580,964
NAV end of period	$2,539,880	$2,882,680
Percentage change in NAV	(15.0)%	(48.3)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	(50.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$59.83	$55.83
Per share NAV end of period	$50.83	$57.69
Percentage change in per share NAV	(15.0)%	3.3%
Percentage change in benchmark	(7.2)%	3.0%
Benchmark annualized volatility	5.2%	10.2%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to September 30, 2021. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 3.3% for the nine months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 7.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 3.0% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(18,221)	$(11,633)
Management fee	19,144	20,655
Non-recurring fees and expenses	—	78
Net realized gain (loss)	(305,028)	11,333
Change in net unrealized appreciation (depreciation)	(126,370)	48,030
Net Income (loss)	$(449,619)	$47,730
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$2,222,639	$5,608,612
NAV end of period	$4,914,269	$5,173,668
Percentage change in NAV	121.1%	(7.8)%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	100,000	100,000
Percentage change in shares outstanding	100.0%	—%
Shares created	50,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$44.45	$56.09
Per share NAV end of period	$49.14	$51.74
Percentage change in per share NAV	10.6%	(7.8)%
Percentage change in benchmark	(6.2)%	2.1%
Benchmark annualized volatility	9.5%	13.0%
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 50,000 outstanding Shares at December 31, 2020 to 100,000 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2019 to September 30, 2020.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.6% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 7.8% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 6.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 2.1% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(19,952)	$(26,054)
Management fee	19,191	42,496
Brokerage commission	1,722	3,766
Non-recurring fees and expenses	—	177
Net realized gain (loss)	17,207	(799,054)
Change in net unrealized appreciation (depreciation)	321,113	390,164
Net Income (loss)	$318,368	$(434,944)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$96,839,233	$125,451,681
NAV end of period	$93,575,213	$80,418,166
Percentage change in NAV	(3.4)%	(35.9)%
Shares outstanding beginning of period	2,084,971	2,572,471
Shares outstanding end of period	6,183,799	1,209,971
Percentage change in shares outstanding	196.6%	(53.0)%
Shares created	7,237,500	6,662,500
Shares redeemed	3,138,672	8,025,000
Per share NAV beginning of period	$46.45	$48.77
Per share NAV end of period	$15.13	$66.46
Percentage change in per share NAV	(67.4)%	36.3%
Percentage change in benchmark	58.2%	(33.6)%
Benchmark annualized volatility	29.1%	90.6%
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
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 2,084,971 outstanding Shares at December 31, 2020 to 6,183,799 outstanding Shares at September 30, 2021. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,572,471 outstanding Shares at December 31, 2019 to 1,209,971 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.

For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 67.4% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 36.3% for the nine months ended September 30, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s rise of 58.2% for the nine months ended September 30, 2021, as compared to the benchmark’s decline of 33.6% for the nine months ended September 30, 2020, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(751,650)	$(1,155,759)
Management fee	603,444	789,307
Brokerage commission	100,902	488,442
Non-recurring fees and expenses	—	4,892
Net realized gain (loss)	(86,637,748)	28,429,826
Change in net unrealized appreciation (depreciation)	(5,829,481)	7,227,746
Net Income (loss)	$(93,218,879)	$34,501,813
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in the value of WTI Crude Oil during the nine months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$24,977,745	$12,515,603
NAV end of period	$138,468,677	$46,937,986
Percentage change in NAV	454.4%	275.0%
Shares outstanding beginning of period	524,832	324,832
Shares outstanding end of period	19,724,832	1,224,832
Percentage change in shares outstanding	3,658.3%	277.1%
Shares created	28,050,000	4,400,000
Shares redeemed	8,850,000	3,500,000
Per share NAV beginning of period	$47.59	$38.53
Per share NAV end of period	$7.02	$38.32
Percentage change in per share NAV	(85.3)%	(0.5)%
Percentage change in benchmark	113.0%	(28.5)%
Benchmark annualized volatility	40.5%	53.5%
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 524,832 outstanding Shares at December 31, 2020 to 19,724,832 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 324,832 outstanding Shares at December 31, 2019 to 1,224,832 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 85.3% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 0.5% for the nine months ended September 30, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s rise of 113.0% for the nine months ended September 30, 2021, as compared to the benchmark’s decline of 28.5% for the nine months ended September 30, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(932,981)	$(358,912)
Management fee	609,472	207,544
Brokerage commission	249,831	177,159
Non-recurring fees and expenses	—	345
Net realized gain (loss)	(112,274,576)	(20,587,724)
Change in net unrealized appreciation (depreciation)	(35,670,233)	9,530,109
Net Income (loss)	$(148,877,790)	$(11,416,527)
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in the value of Henry Hub Natural Gas, during the nine months ended September 30, 2021.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$52,953,339	$120,581,173
NAV end of period	$48,640,817	$68,577,533
Percentage change in NAV	(8.1)%	(43.1)%
Shares outstanding beginning of period	2,350,000	4,500,000
Shares outstanding end of period	1,950,000	2,800,000
Percentage change in shares outstanding	(17.0)%	(37.8)%
Shares created	300,000	1,350,000
Shares redeemed	700,000	3,050,000
Per share NAV beginning of period	$22.53	$26.80
Per share NAV end of period	$24.94	$24.49
Percentage change in per share NAV	10.7%	(8.6)%
Percentage change in benchmark	(5.2)%	4.5%
Benchmark annualized volatility	5.6%	7.9%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 1,950,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,800,000 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 8.6% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 5.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 4.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(337,637)	$(154,217)
Management fee	355,451	638,218
Non-recurring fees and expenses	—	2,622
Net realized gain (loss)	2,249,236	(8,749,752)
Change in net unrealized appreciation (depreciation)	3,263,109	3,446,359
Net Income (loss)	$5,174,708	$(5,457,610)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$20,337,376	$21,047,560
NAV end of period	$27,731,022	$27,139,981
Percentage change in NAV	36.4%	28.9%
Shares outstanding beginning of period	646,977	396,977
Shares outstanding end of period	796,977	846,977
Percentage change in shares outstanding	23.2%	113.4%
Shares created	1,700,000	1,100,000
Shares redeemed	1,550,000	650,000
Per share NAV beginning of period	$31.43	$53.02
Per share NAV end of period	$34.80	$32.04
Percentage change in per share NAV	10.7%	(39.6)%
Percentage change in benchmark	(7.9)%	3.6%
Benchmark annualized volatility	15.7%	22.6%
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 796,977 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 396,977 outstanding Shares at December 31, 2019 to 846,977 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 39.6% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 7.9% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 3.6% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(208,304)	$(73,179)
Management fee	199,999	129,451
Brokerage commission	9,174	5,743
Non-recurring fees and expenses	—	499
Net realized gain (loss)	(1,767,467)	(12,041,690)
Change in net unrealized appreciation (depreciation)	1,727,781	2,727,104
Net Income (loss)	$(247,990)	$(9,387,765)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the futures prices during the nine months ended September 30, 2021.

ProShares UltraShort Silver
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$28,885,775	$13,834,163
NAV end of period	$40,373,877	$51,055,675
Percentage change in NAV	39.8%	269.1%
Shares outstanding beginning of period	1,041,744	129,244
Shares outstanding end of period	1,291,329	1,316,744
Percentage change in shares outstanding	24.0%	918.8%
Shares created	3,750,000	3,025,000
Shares redeemed	3,500,415	1,837,500
Per share NAV beginning of period	$27.73	$107.04
Per share NAV end of period	$31.27	$38.77
Percentage change in per share NAV	12.8%	(63.8)%
Percentage change in benchmark	(17.0)%	27.4%
Benchmark annualized volatility	33.0%	48.6%
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,041,744 outstanding Shares at December 31, 2020 to 1,291,329 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 129,244 outstanding Shares at December 31, 2019 to 1,316,744 outstanding Shares at September 30, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.8% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 63.8% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 17.0% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 27.4% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the silver futures contracts during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(279,779)	$(122,284)
Management fee	248,539	147,262
Brokerage commission	19,409	16,460
Non-recurring fees and expenses	—	321
Net realized gain (loss)	(2,146,577)	(18,932,319)
Change in net unrealized appreciation (depreciation)	10,463,787	12,566,119
Net Income (loss)	$8,037,431	$(6,488,484)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$23,691,070	$38,132,320
NAV end of period	$23,328,922	$24,780,763
Percentage change in NAV	(1.5)%	(35.0)%
Shares outstanding beginning of period	349,290	499,290
Shares outstanding end of period	299,290	349,290
Percentage change in shares outstanding	(14.3)%	(30.0)%
Shares created	100,000	100,000
Shares redeemed	150,000	250,000
Per share NAV beginning of period	$67.83	$76.37
Per share NAV end of period	$77.95	$70.95
Percentage change in per share NAV	14.9%	(7.1)%
Percentage change in benchmark	(7.2)%	3.0%
Benchmark annualized volatility	5.2%	10.2%
During the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 349,290 outstanding Shares at December 31, 2020 to 299,290 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 349,290 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.9% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV decrease of 7.1% for the nine months ended September 30, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 7.2% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 3.0% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(186,478)	$(73,411)
Management fee	196,036	209,105
Non-recurring fees and expenses	—	717
Net realized gain (loss)	3,055,103	(1,847,423)
Change in net unrealized appreciation (depreciation)	1,066,333	(429,087)
Net Income (loss)	$3,934,958	$(2,349,921)
The Fund’s net income increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2021.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$72,075,095	$45,986,584
NAV end of period	$127,673,137	$101,957,520
Percentage change in NAV	77.1%	121.7%
Shares outstanding beginning of period	1,962,403	2,162,403
Shares outstanding end of period	3,962,403	2,487,403
Percentage change in shares outstanding	101.9%	15.0%
Shares created	2,625,000	2,250,000
Shares redeemed	625,000	1,925,000
Per share NAV beginning of period	$36.73	$21.27
Per share NAV end of period	$32.22	$40.99
Percentage change in per share NAV	(12.3)%	92.8%
Percentage change in benchmark	(11.4)%	94.3%
Benchmark annualized volatility	28.3%	63.0%
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
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,962,403 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the nine months ended September 30, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 2,162,403 outstanding Shares at December 31, 2019 to 2,487,403 outstanding Shares at September 30, 2020.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.3% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 92.8% for the nine months ended September 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 11.4% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 94.3% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(694,100)	$(290,253)
Management fee	586,702	391,147
Brokerage commission	48,211	51,973
Net realized gain (loss)	(14,890,359)	21,708,785
Change in net unrealized appreciation (depreciation)	5,949,460	5,421,417
Net Income (loss)	$(9,634,999)	$26,839,949
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the futures prices during the nine months ended September 30, 2021.

ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
NAV beginning of period	$293,390,549	$279,792,503
NAV end of period	$368,777,333	$279,272,297
Percentage change in NAV	25.7%	(0.2)%
Shares outstanding beginning of period	5,331,579	5,687,829
Shares outstanding end of period	16,257,826	3,400,329
Percentage change in shares outstanding	204.9%	(40.2)%
Shares created	16,556,250	4,331,250
Shares redeemed	5,630,003	6,618,750
Per share NAV beginning of period	$55.03	$49.19
Per share NAV end of period	$22.68	$82.13
Percentage change in per share NAV	(58.8)%	67.0%
Percentage change in benchmark	(58.4)%	68.5%
Benchmark annualized volatility	73.8%	112.9%
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
During the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 5,331,579 outstanding Shares at December 31, 2020 to 16,257,826 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,687,829 outstanding Shares at December 31, 2019 to 3,400,329 outstanding Shares at September 30, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 58.8% for the nine months ended September 30, 2021, as compared to the Fund’s per Share NAV increase of 67.0% for the nine months ended September 30, 2020, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2021.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2021, as compared to the benchmark’s rise of 68.5% for the nine months ended September 30, 2020, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net investment income (loss)	$(3,019,972)	$(1,057,822)
Management fee	2,154,874	1,584,861
Brokerage commission	365,013	311,826
Net realized gain (loss)	(304,349,667)	249,771,936
Change in net unrealized appreciation (depreciation)	27,729,790	16,589,740
Net Income (loss)	$(279,639,849)	$265,303,854
The Fund’s net income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the value of the futures prices during the nine months ended September 30, 2021.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2021 and 2020, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of September 30, 2021 and 2020, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2021	15	$1.16	125,000	$(2,175,000)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2020	15	$1.17	125,000	$(2,200,406)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of September 30, 2021 and 2020, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2021	4,341	$22.87	1,000	$(99,269,120)
VIX Futures (Cboe)	Short	November 2021	4,001	23.69	1,000	(94,767,286)

Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2020	2,972	$30.38	1,000	$(90,274,500)
VIX Futures (Cboe)	Short	November 2020	2,335	32.88	1,000	(76,763,125)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2021 and 2020, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2021	5,657	$74.70	1,000	$422,577,900
WTI Crude Oil (NYMEX)	Long	June 2022	5,843	71.15	1,000	415,729,450
WTI Crude Oil (NYMEX)	Long	December 2022	6,063	67.70	1,000	410,465,100
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$63.6871	$143,554,545
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	63.6871	203,094,978
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	63.6871	248,642,399
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	63.6871	135,481,695
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	63.6871	201,694,052

Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value

WTI Crude Oil (NYMEX)	Long	December 2020	19,296	$40.47	1,000	$780,909,120
WTI Crude Oil (NYMEX)	Long	June 2021	18,635	42.28	1,000	787,887,800
WTI Crude Oil (NYMEX)	Long	December 2021	18,385	43.12	1,000	792,761,200
Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value

Bloomberg Commodity Balanced WTI Crude Oil Subindex	Societe Generale	Long	$35.2114	$30,255,607
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of September 30, 2021 and 2020, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value

Natural Gas (NYMEX)	Long	November 2021	4,944	$5.87	10,000	$290,064,480
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value

Natural Gas (NYMEX)	Long	November 2020	7,854	$2.53	10,000	$198,470,580
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:
As of September 30, 2021 and 2020, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/08/21	3,388,921	1.1851	$4,016,217
Euro	UBS AG	Long	10/08/21	2,801,502	1.1849	3,319,491
Euro	Goldman Sachs International	Short	10/08/21	(93,000)	1.1685	(108,671)
Euro	UBS AG	Short	10/08/21	(84,000)	1.1726	(98,499)
Foreign Currency Forward Contracts as of September 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/20	3,440,921	1.1835	$4,072,330
Euro	UBS AG	Long	10/09/20	6,830,302	1.1845	8,090,716
Euro	UBS AG	Short	10/09/20	(2,760,000)	1.1801	(3,257,049)
The September 30, 2021 and 2020 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of September 30, 2021 and 2020 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2021	856	$1,757.00	100	$150,399,200
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$193.6583	$107,235,945
Bloomberg Gold Subindex	Goldman Sachs International	Long	193.6583	92,669,240
Bloomberg Gold Subindex	UBS AG	Long	193.6583	111,553,685
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2020	1,114	$1,895.50	100	$211,158,700

Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$211.1862	$116,941,808
Bloomberg Gold Subindex	Goldman Sachs International	Long	211.1862	101,056,679
Bloomberg Gold Subindex	UBS AG	Long	211.1862	121,650,344
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of September 30, 2021 and 2020 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2021	1,213	$22.05	5,000	$133,715,055
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$200.3035	$219,572,067
Bloomberg Silver Subindex	Goldman Sachs International	Long	200.3035	219,657,055
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	200.3035	204,665,509
Bloomberg Silver Subindex	UBS AG	Long	200.3035	182,787,599
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2020	3,288	$23.49	5,000	$386,241,359

Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$215.9803	$257,181,535
Bloomberg Silver Subindex	Goldman Sachs International	Long	215.9803	223,086,085
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	215.9803	205,360,117
Bloomberg Silver Subindex	UBS AG	Long	215.9803	169,907,857
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of September 30, 2021 and 2020, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	32,595	$22.87	1,000	$745,375,941
VIX Futures (Cboe)	Long	November 2021	30,104	23.69	1,000	713,040,334
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$27.8300	$73,401,625
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	34,258	$30.38	1,000	$1,040,586,750
VIX Futures (Cboe)	Long	November 2020	26,919	32.88	1,000	884,962,125

Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$25.0468	$38,626,764
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of September 30, 2021 and 2020, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/21	327,930,517	0.009089	$2,980,604
Yen	UBS AG	Long	10/08/21	253,562,756	0.009086	2,303,860
Yen	Goldman Sachs International	Short	10/08/21	(6,319,000)	0.008956	(56,590)
Yen	UBS AG	Short	10/08/21	(10,090,000)	0.009078	(91,593)
Foreign Currency Forward Contracts as of September 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/20	332,532,517	0.009418	$3,131,929
Yen	UBS AG	Long	10/09/20	278,602,756	0.009425	2,625,726
Yen	UBS AG	Short	10/09/20	(2,680,000)	0.009488	(25,429)
The September 30, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares UltraShort Australian Dollar:
As of September 30, 2021 and 2020, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2021	136	$72.29	1,000	$(9,838,240)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2020	145	$71.63	1,000	$(10,386,350)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of September 30, 2021 and 2020, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2021	848	$74.70	1,000	$(63,345,600)
WTI Crude Oil (NYMEX)	Short	June 2022	876	71.15	1,000	(62,327,400)
WTI Crude Oil (NYMEX)	Short	December 2022	909	67.70	1,000	(61,539,300)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2020	1,314	$40.47	1,000	$(53,177,580)
WTI Crude Oil (NYMEX)	Short	June 2021	1,269	42.28	1,000	(53,653,320)
WTI Crude Oil (NYMEX)	Short	December 2021	1,252	43.12	1,000	(53,986,240)

The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. September 30, 2021 and 2020 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of September 30, 2021 and 2020, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2021	4,720	$5.87	10,000	$(276,922,400)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2020	3,715	$2.53	10,000	$(93,878,050)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of September 30, 2021 and 2020, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/08/21	5,650,000	1.1862	$6,702,072
Euro	Goldman Sachs International	Short	10/08/21	(39,458,263)	1.1837	(46,708,330)
Euro	UBS AG	Short	10/08/21	(49,895,199)	1.1841	(59,081,294)
Foreign Currency Forward Contracts as of September 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/20	3,698,000	1.1727	$4,336,534
Euro	UBS AG	Long	10/09/20	6,700,000	1.1787	7,897,485
Euro	Goldman Sachs International	Short	10/09/20	(41,689,263)	1.1835	(49,339,243)
Euro	UBS AG	Short	10/09/20	(85,627,199)	1.1818	(101,193,803)
The September 30, 2021 and 2020 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of September 30, 2021 and 2020 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2021	114	$1,757.00	100	$(20,029,800)
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$193.6583	$(14,518,233)
Bloomberg Gold Subindex	Goldman Sachs International	Short	193.6583	(9,497,933)
Bloomberg Gold Subindex	UBS AG	Short	193.6583	(11,357,509)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2020	111	$1,895.50	100	$(21,040,050)

Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$211.1862	$(10,138,690)
Bloomberg Gold Subindex	Goldman Sachs International	Short	211.1862	(8,325,763)
Bloomberg Gold Subindex	UBS AG	Short	211.1862	(14,773,987)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of September 30, 2021 and 2020 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2021	380	$22.05	5,000	$(41,889,300)
Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$200.3035	$(7,432,206)
Bloomberg Silver Subindex	Goldman Sachs International	Short	200.3035	(9,839,512)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	200.3035	(7,779,988)
Bloomberg Silver Subindex	UBS AG	Short	200.3035	(13,786,912)
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2020	296	$23.49	5,000	$(34,771,120)

Swap Agreements as of September 30, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$215.9803	$(26,820,589)
Bloomberg Silver Subindex	Goldman Sachs International	Short	215.9803	(22,073,190)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	215.9803	(4,366,690)
Bloomberg Silver Subindex	UBS AG	Short	215.9803	(14,081,291)
The September 30, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2021 and 2020 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of September 30, 2021 and 2020, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/21	32,600,000	0.009147	$298,181
Yen	UBS AG	Long	10/08/21	373,110,000	0.009098	3,394,710
Yen	Goldman Sachs International	Short	10/08/21	(1,558,854,165)	0.009077	(14,149,247)
Yen	UBS AG	Short	10/08/21	(4,049,118,875)	0.009085	(36,785,074)
Foreign Currency Forward Contracts as of September 30, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/20	23,643,000	0.009483	$224,207
Yen	UBS AG	Long	10/09/20	223,810,000	0.009506	2,127,624
Yen	Goldman Sachs International	Short	10/09/20	(2,032,728,165)	0.009418	(19,145,073)
Yen	UBS AG	Short	10/09/20	(3,439,162,875)	0.009426	(32,416,476)
The September 30, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares VIX
Mid-Term
Futures ETF
As of September 30, 2021 and 2020, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	872	$24.80	1,000	$21,626,210
VIX Futures (Cboe)	Long	February 2022	1,677	25.23	1,000	42,304,841
VIX Futures (Cboe)	Long	March 2022	1,677	25.66	1,000	43,023,603
VIX Futures (Cboe)	Long	April 2022	804	25.83	1,000	20,765,953
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2021	652	$29.88	1,000	$19,478,500
VIX Futures (Cboe)	Long	February 2021	1,165	29.40	1,000	34,251,000
VIX Futures (Cboe)	Long	March 2021	1,165	28.93	1,000	33,697,625
VIX Futures (Cboe)	Long	April 2021	512	28.38	1,000	14,528,000
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of September 30, 2021 and 2020, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	8,245	$22.87	1,000	$188,545,011
VIX Futures (Cboe)	Long	November 2021	7,617	23.69	1,000	180,415,500
Futures Positions as of September 30, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2020	4,979	$30.38	1,000	$151,237,125
VIX Futures (Cboe)	Long	November 2020	3,912	32.88	1,000	128,607,000
The September 30, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
Not applicable.

Title of Securities Registered	Amount Registered as of September 30, 2021	Shares Sold For the Three Months Ended September 30, 2021	Sale Price of Shares Sold For the Three Months Ended September 30, 2021	Shares Sold For the Nine Months Ended September 30, 2021	Sale Price of Shares Sold For the Nine Months Ended September 30, 2021
ProShares Short Euro
Common Units of Beneficial Interest	$35,191,282	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,389,373,514	550,000	$30,777,084	3,400,000	$150,390,026
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$1,385,606,139	950,000	$62,865,806	4,350,000	$240,118,659
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$548,831,164	1,150,000	$79,122,213	5,200,000	$169,309,627
ProShares Ultra Euro
Common Units of Beneficial Interest	$12,965,765	—	$—	100,000	$1,488,793
ProShares Ultra Gold
Common Units of Beneficial Interest	$437,056,102	250,000	$14,836,141	1,250,000	$75,112,671
ProShares Ultra Silver
Common Units of Beneficial Interest	$382,208,757	1,050,000	$38,538,861	4,450,000	$205,312,655
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$6,664,421,573	37,800,000	$923,628,398	70,385,000	$3,297,406,475
ProShares Ultra Yen
Common Units of Beneficial Interest	$21,407,176	—	$—	—	$—
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$51,054,751	50,000	$2,373,262	50,000	$2,373,262
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$447,139,262	3,350,000	$56,590,239	7,237,500	$164,074,678
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$1,546,810,909	20,500,000	$210,189,776	28,050,000	$446,153,207
ProShares UltraShort Euro
Common Units of Beneficial Interest	$115,002,443	100,000	$2,387,142	300,000	$7,000,386
ProShares UltraShort Gold
Common Units of Beneficial Interest	$75,106,370	650,000	$21,916,482	1,700,000	$59,279,388

Title of Securities Registered	Amount Registered as of September 30, 2021	Shares Sold For the Three Months Ended September 30, 2021	Sale Price of Shares Sold For the Three Months Ended September 30, 2021	Shares Sold For the Nine Months Ended September 30, 2021	Sale Price of Shares Sold For the Nine Months Ended September 30, 2021
ProShares UltraShort Silver
Common Units of Beneficial Interest	$316,715,689	1,000,000	$26,169,229	3,750,000	$91,351,542
ProShares UltraShort Yen
Common Units of Beneficial Interest	$114,882,391	—	$—	100,000	$7,132,412
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$269,455,873	1,200,000	$37,425,551	2,625,000	$87,035,790
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,884,359,393	6,300,000	$142,476,815	16,556,250	$593,853,539

Total Trust:	$15,697,588,553	74,900,000	$1,649,296,999	149,503,750	$5,597,393,110
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
Date: November 5, 2021

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: November 5, 2021