Form 10-K
period 2021-12-31
ProShares Trust II
filed 2022-02-25
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.).     ☐   Yes    ☒   No
As of February
22
, 2022, the registrant had 145,873,625 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2021 and the number of outstanding units for each Fund as of February
22
, 2022
,
are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2021	Number of Outstanding Units as of February 22 , 2022
ProShares Short Euro	$2,159,102	50,000
ProShares Short VIX Short-Term Futures ETF	588,615,946	7,434,307
ProShares Ultra Bloomberg Crude Oil	1,303,530,902	10,360,774
ProShares Ultra Bloomberg Natural Gas	70,213,227	4,187,527
ProShares Ultra Euro	3,668,741	700,000
ProShares Ultra Gold	243,456,703	4,500,000
ProShares Ultra Silver	661,778,727	14,046,526
ProShares Ultra VIX Short-Term Futures ETF	840,870,703	52,778,420
ProShares Ultra Yen	2,560,348	49,970
ProShares UltraShort Australian Dollar	2,304,732	50,000
ProShares UltraShort Bloomberg Crude Oil	79,400,059	19,133,799
ProShares UltraShort Bloomberg Natural Gas	97,525,300	7,324,477
ProShares UltraShort Euro	48,820,440	1,900,000
ProShares UltraShort Gold	32,835,014	846,977
ProShares UltraShort Silver	34,859,763	941,329
ProShares UltraShort Yen	$27,231,748	299,290
ProShares VIX Mid-Term Futures ETF	92,662,734	3,012,403
ProShares VIX Short-Term Futures ETF	272,352,675	18,257,826
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.
Item 1. Business.
Summary
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
The Sponsor maintains a website at www.ProShares.com, through which monthly account statements and the Trust’s Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.
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
SM
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
At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2021, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, and the Vatican City.

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
While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected
30-day
volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on December 31, 2021, the VIX was $25.42 and the price of the January 2022 VIX futures contracts expiring on January 16, 2022 was $24.18. In this example, the price of the VIX represented the
30-day
implied, or “spot,” volatility (the volatility expected for the period from December 31, 2021 to January 16, 2022) of the S&P 500 and the March VIX futures contracts represented forward implied volatility (the volatility expected for the period from January 16, 2022 to February 13, 2022 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the
30-day
forward period covered by the VIX futures contract than in the
30-day
spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.
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
The S&P 500
The S&P 500 is an index that measures
large-cap
U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-
mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2021, the S&P 500 included companies with capitalizations between $3.9 billion and $2.9 trillion. The average capitalization of the companies comprising the Index was approximately $83.9 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time,
in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.
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
From time to time the Sponsor, in its sole discretion, may impose limits on the number of Creation Units that may be created each day by each Authorized Participant, or on the total number of Creation Units that may be created by all Authorized Participants on such day, or may suspend the purchase and/or redemption of Creation Units altogether. For example, the Sponsor may impose such limits or suspension if it believes doing so would help a Fund manage its portfolio, such as by allowing a Fund to comply with counterparty or position limits, or to manage or otherwise comply with Share registration requirements, or in response to significant and/or rapid increases in the size of a Fund as a result of an increase in creation activity.
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

Underlying Benchmark	Create/Redeem Cutoff*	NAV Calculation Time
Silver	1:00 p.m. (Eastern Time)	1:25 p.m. (Eastern Time)
Gold	1:00 p.m. (Eastern Time)	1:30 p.m. (Eastern Time)
S&P 500 VIX Short-Term Futures Index**	2:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
S&P 500 VIX Mid-Term Futures Index**	2:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Bloomberg Commodity Balanced WTI Crude Oil Index SM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Bloomberg Natural Gas Subindex SM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Australian dollar	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2021.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 6.54% to 78.02%, as set forth in the table below.

		Historical Five-Year Average Volatility Rate As of
Index	Identifier	December 31, 2021
S&P 500 VIX Short-Term Futures Index	SPVXSP	78.02%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	35.69%
Bloomberg Commodity Balanced WTI Crude Oil Index SM	BCBCLI	35.05%
Bloomberg Natural Gas Subindex SM	BCOMNG	44.93%
Bloomberg Gold Subindex SM	BCOMGC	14.40%
Bloomberg Silver Subindex SM	BCOMSI	28.74%
The US dollar price of the euro	USDEUR	6.54%
The US dollar price of the Japanese yen	USDJPY	7.08%
The US dollar price of the Australian dollar	USDAUD	8.95%
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
A number of factors may have a negative impact on the price of commodities, such as oil, gold, silver and natural gas, and the price of Financial Instruments based on such commodities.
With regard to the Natural Gas Funds, the Precious Metals Funds and the Oil Funds, a number of factors may affect the price of these commodities and, in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•
Significant increases or decreases in the available supply of a physical commodity due to natural, technological, or other factors. Natural factors would include depletion of known cost-effective sources for a commodity or the impact of severe weather or other natural events on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved extraction, refining and processing equipment and methods or decreases caused by failure or unavailability of major refining and processing equipment (for example, shutting down or constructing natural gas processing plants), also materially influence the supply of the commodity. General economic conditions in the world or in a major region, such as population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations may affect prices of underlying commodities.

•
The exploration and production of commodities are uncertain processes with many risks. The cost of extraction, completing and operating wells / mines is often uncertain, and a number of factors can delay or prevent operations or production of commodities, including: (1) unexpected extraction or drilling conditions; (2) pressure or irregularities in formations; (3) equipment failures or repairs; (4) fires or other accidents; (5) adverse weather conditions; (6) pipeline ruptures, spills or other supply disruptions; and (7) shortages or delays in the availability of extraction delivery equipment.

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

•
Significant increases or decreases in the demand for a physical commodity due to natural, technological or other factors. Natural factors would include such events as unusual climatological or health conditions (such as disease or pandemics) impacting the demand for commodities. Technological or other factors may include such developments as substitutes or new uses for particular commodities or changes in the demand for particular commodities. General economic conditions in the world or in a major region, such as population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations may affect prices of underlying commodities. For example, gold and silver are used in a wide range of industrial applications and demand for gold and silver is driven by, among other things, demand for jewelry. An economic downturn could have a negative impact on gold and silver demand and, consequently, their prices

•
A significant change in the attitude of speculators and investors towards a commodity or in the commodity hedging activities of commodity producers. Should the speculative community take a negative or positive view towards any given commodity, or if there is an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, such action could cause a change in world prices of any given commodity.

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

•
Political activity such as the adoption of changes to legislation, imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection, terrorism, pandemics, sabotage and/or war may greatly influence commodities prices.

•
With regard to the Natural Gas Funds, the demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and natural gas prices. The supply and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional weather and market conditions, as well as by the development of alternative energy sources.

•
The demand for natural gas has traditionally been cyclical, with higher demand during winter months and lower demand during summer months. Natural gas prices are subject to volatile, sudden, unpredictable and/or temporary price movements over short periods of time.

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

•
The prices, supply and demand for gold and silver may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by investor confidence. There can be no assurance that either gold or silver will maintain its long-term value in terms of future purchasing power. As of the date of this prospectus, gold and silver prices are at or near historically high levels. Gold and silver prices are volatile and subject to sudden, and unpredictable price movements, including reversals. Gold and silver markets also have historically experienced extended periods of flat or declining prices. There can be no assurance that either gold or silver prices will maintain their price levels as of the date of this prospectus.

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

•	Natural or environmental disasters and widespread disease, including public health disruptions, pandemics and epidemics (for example COVID-19);

•	Debt level and trade deficit of the relevant foreign countries;

•	Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and other market participants;

•	Global or regional political, economic or financial events and situations;

•	Sovereign action to set or restrict currency conversion;

•	Monetary policies and other related activities of central banks within the U.S. and other relevant non-U.S. markets;

•	Overall growth and performance of the economies of the relevant countries; and

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

Risks Specific to ProShares UltraShort Euro, ProShares Short Euro and ProShares Ultra Euro
The European financial markets and the value of the euro have experienced significant volatility, in part related to unemployment, budget deficits and economic downturns. In addition, several member countries of the Economic and Monetary Union (the “EMU”) of the European Union (the “EU”) have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. Following a referendum in June 2016, the United Kingdom (the “UK”) formally exited the EU on January 31, 2020 (known as “Brexit”). During a transition period where the UK remained subject to EU rules but had no role in the EU law-making process, the UK and EU representatives negotiated the precise terms of their future relationship, reaching an agreement on December 24, 2020. On December 31, 2020, the transition period concluded and the terms of the new agreement went into effect on January 1, 2021. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time, but may impact the future direction of the value of non-U.S. currencies or the U.S. dollar and, in turn, affect the value of the Currency Funds. In addition, these uncertainties could increase volatility in the market prices of non-U.S. currencies or the U.S. dollar and, in turn, affect the value of the Currency Funds. The effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace and replicate.
In addition, it is possible that the euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the euro could fluctuate drastically. Increased volatility related to the euro could exacerbate the effects of daily compounding on the Ultra Euro Fund’s and the Short Euro Fund’s performance over periods longer than a single day. If the euro is abandoned by all or a significant number of countries that have adopted its use, the Ultra Euro Fund and the Short Euro Fund may be forced to switch benchmarks or terminate.
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
Purchases of a Fund’s Creation Units may be limited or suspended to prevent a Fund from issuing all of its currently remaining registered Shares or to allow a Fund to achieve appropriate exposure.
The offering of each Fund’s Shares is registered with the SEC in accordance with the Securities Act of 1933, as amended (the “1933 Act”). If a Fund issues all of its currently remaining registered shares before a registration statement regarding additional, new shares is declared effective, the Fund will not be able to issue additional shares. In such event, Authorized Participants would be unable to purchase new Creation Units of that Fund until such time as the registration statement for the additional shares has been declared effective by the SEC. In situations where a Fund is approaching or has reached its registered share amount, or in situations where a Fund may have difficulty achieving, or be unable to achieve, appropriate exposure in response to significant increases, or anticipated significant increases in Fund assets, a Fund may place upper limits or other restrictions on the number of Creation Units Authorized Participants may purchase or may suspend purchases of Creation Units altogether. The Funds disclaim any liability for any loss or damage that may result from any such suspension or limits. The Sponsor expects that such limits or suspensions will not impact the ability of Authorized Participants to redeem Creation Units during such period.

As a result of such limits or suspension, secondary market trading of a Fund’s Shares may be halted or disrupted. Investors should be aware that during periods in which the purchase of Creation Units is suspended or limited, the public trading price per Share of a Fund may be materially different from the NAV per Share of the Fund (i.e., the secondary market price may trade at a material premium or discount to NAV), the bid-ask spreads on a Fund’s Shares may widen, and/or the number of Shares on which quotes may be available could decrease. These events could increase the trading costs to investors, could cause a Fund’s trading price to not perform consistent with its investment objective and otherwise lead to significant losses for the Fund and investors. These conditions could reverse suddenly and without warning when the suspension or limitation on Authorized Participants’ ability to purchase Creation Units is lifted or modified, causing losses for Fund investors.
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

The discontinuance of the U.S. dollar London interbank offered rate (LIBOR) could cause or contribute to market volatility and could affect the market value and/or liquidity of the Funds’ investments.
Shareholders should be aware that (i) relevant regulatory announcements about the phase out of LIBOR, (ii) the possibility of changes being made to the basis on which LIBOR is calculated and published (or its ceasing to be published), (iii) uncertainty as to whether or how any alternative reference rate may replace LIBOR, (iv) the ability of the Funds’ third-party service providers and/or counterparties to support and process the Funds’ investments based on an alternative reference rate, and (v) any other actions taken by the ICE Benchmark Administration, the Financial Conduct Authority (the “FCA”) or any other entity with respect to LIBOR or its replacement (if any), could cause or contribute to market volatility and could negatively affect the market value, availability and/or liquidity of the Funds’ investments. The unavailability or replacement of LIBOR may affect the valuation of certain Fund investments. Any pricing adjustments to a Fund’s investments resulting from a substitute reference rate may also adversely affect the Fund’s performance and/or NAV. However, it is not possible at this time to predict or ascertain what precise impact these will have on the Funds.
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
Financial markets, including the Financial Instruments used by a Fund, may be subject to unusual trading activity, volatility, and potential fraud and/or manipulation by third parties
.
Financial markets, including the Financial Instruments in which the Funds invest can be highly volatile and the Funds may experience sudden and large movements in price. Unusual trading activity that is unrelated to economic fundamentals, including activity that is considered market fraud and/or manipulation or excessive speculation, can lead to unusual movements in the prices of a commodity, currency, or security, which, in turn, may increase the price volatility of such commodity, currency, or security and the risk of investing in such instrument during periods of unusual market volatility. Market fraud and/or manipulation and other fraudulent trading practices (such as the intentional dissemination of false or misleading information (e.g., false rumors)) can, among other things, lead to disruption of the orderly functioning of markets, lead to significant market volatility and cause the value of a Fund and/or the Financial Instruments held by a Fund to fluctuate quickly and without warning. Such fluctuations could be significant and could be temporary or last for longer periods of time. High volatility may have an adverse impact on the performance of the Funds. The widespread demand for a commodity, currency, or security may cause price increases in the commodity, currency, or security, which could result in an increased demand for Shares. The Funds may experience difficulty in registering additional Shares in a timely manner in response to a high demand for Shares. An increase in demand for a commodity, currency, or security also may make it difficult for the Funds to create or redeem Creation Units. An investor in any of the Funds could potentially lose the full principal value of his or her investment within a single day.
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
As of December 31, 2021, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form
10-K).
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
The value of a Share may be influenced by
non-concurrent
trading hours between the Exchange and the market in which Financial Instruments (or related Reference Assets, as applicable) held by a Fund are traded. The Shares of each Fund trade on the Exchange from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the related Reference Assets, as applicable) held by a particular Fund, however, may have earlier fixing or settlement times. Consequently, liquidity in the Financial Instruments (and/or the related Reference Assets, as applicable) may be reduced after such fixing or settlement time. As a result, during the time when the Exchange is open after the applicable fixing or settlement time of an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, may increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Also, during the time when the Exchange is open but the Fund’s NAV has already been determined, there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds in the secondary market and the NAV of such Shares.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not applicable.
Item 3. Legal Proceedings.
The Sponsor and the Trust were named as defendants in the following purported class action lawsuits filed in the United States District Court for the Southern District of New York on the following dates: (i) on January 29, 2019 and captioned Ford v. ProShares Trust II et al.; (ii) on February 27, 2019 and captioned Bittner v. ProShares Trust II, et al.; and (iii) on March 1, 2019 and captioned Mareno v. ProShares Trust II, et al. The allegations in the complaints were substantially the same, namely that the defendants violated Sections 11 and 15 of the 1933 Act, Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act, and Items 303 and 105 of Regulation S-K, 17 C.F.R. Section 229.303(a)(3)(ii), 229.105 by issuing untrue statements of material fact and omitting material facts in the prospectus for ProShares Short VIX Short-Term Futures ETF, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust were also defendants in the actions, along with a number of others. The Court consolidated the three actions under the caption In re ProShares Trust II Securities Litigation and appointed lead plaintiffs and lead counsel. On January 3, 2020, the Court granted defendants’ motion to dismiss the consolidated class action in its entirety and ordered the case closed. On January 31, 2020, the plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. On March 4, 2021, the Second Circuit Court of Appeals heard oral argument. On March 15, 2021, the Second Circuit Court of Appeals found the plaintiffs’ arguments to be without merit and affirmed the District Court’s judgment. No further appeals are pending, and this matter is now closed.
On July 28, 2020, the Sponsor, the Trust, and ProShares Ultra Bloomberg Crude Oil (“UCO”), a series of the Trust, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York, captioned
Di Scala v. ProShares Ultra Bloomberg Crude Oil, et al.
The allegations in the complaint claim that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the 1934 Act as well as Items 303 and 105 of Regulation S-K, 17 C.F.R. §§ 229.303(a)(ii), 229.105, by issuing untrue statements of material fact and omitting material facts in the prospectus disclosures for ProShares Ultra Bloomberg Crude Oil, and allegedly failing to state other facts necessary to make the statements made not misleading. Certain Principals of the Sponsor and Officers of the Trust were also defendants in the action. After the Court appointed a lead plaintiff and lead counsel and entered a scheduling order for filing an amended complaint and motion to dismiss briefing, the lead plaintiff decided to voluntarily dismiss the lawsuit. On February 22, 2021, the parties filed a stipulation of voluntary dismissal, and the case was closed. The parties have not exchanged monetary consideration and each party will bear its own costs and attorneys’ fees.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)
The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short Euro	June 26, 2012	EUFX	NYSE Arca
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Australian Dollar	July 17, 2012	CROC	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange
The approximate number of holders of the Shares of each Fund as of December 31, 2021 was as follows:

Fund	Number of Holders
ProShares Short Euro	273
ProShares Short VIX Short-Term Futures ETF	12,935
ProShares Ultra Bloomberg Crude Oil	124,515
ProShares Ultra Bloomberg Natural Gas	15,619
ProShares Ultra Euro	1,485
ProShares Ultra Gold	11,431
ProShares Ultra Silver	28,815
ProShares Ultra VIX Short-Term Futures ETF	101,620
ProShares Ultra Yen	237
ProShares UltraShort Australian Dollar	245
ProShares UltraShort Bloomberg Crude Oil	13,268
ProShares UltraShort Bloomberg Natural Gas	7,285
ProShares UltraShort Euro	3,314
ProShares UltraShort Gold	1,585
ProShares UltraShort Silver	2,574
ProShares UltraShort Yen	998
ProShares VIX Mid-Term Futures ETF	12,314
ProShares VIX Short-Term Futures ETF	32,498

Combined Trust:	371,011
The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2021. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable.

Title of Securities Registered	Amount Registered as of December 31, 2021	Shares Sold For the Three Months Ended December 31, 2021	Sale Price of Shares Sold For the Three Months Ended December 31, 2021	Shares Sold For the Year Ended December 31, 2021	Sale Price of Shares Sold For the Year Ended December 31, 2021
ProShares Short Euro
Common Units of Beneficial Interest	$53,055,627	—	$—	—	$—
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$171,554,024	1,700,000	$92,029,953	5,100,000	$242,419,979
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$895,874,753	2,950,000	$208,741,005	7,300,000	$448,859,664
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$1,223,856,660	10,150,000	$444,398,676	15,350,000	$613,708,303
ProShares Ultra Euro
Common Units of Beneficial Interest	$35,193,079	400,000	$5,256,681	500,000	$6,745,474
ProShares Ultra Gold
Common Units of Beneficial Interest	$256,029,521	100,000	$5,794,791	1,350,000	$80,907,462
ProShares Ultra Silver
Common Units of Beneficial Interest	$528,911,308	50,000	$1,579,894	4,500,000	$206,892,549
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$7,840,695,204	64,850,000	$1,028,076,449	135,235,000	$4,325,482,924
ProShares Ultra Yen
Common Units of Beneficial Interest	$41,792,144	—	$—	—	$—
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$57,562,542	—	$—	50,000	$2,373,262
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$588,293,431	6,150,000	$80,704,098	13,387,500	$244,778,776
ProShares UltraShort Bloomberg Natural Gas *
Common Units of Beneficial Interest	$1,123,725,902	6,410,000	$233,162,234	12,020,000	$679,315,441
ProShares UltraShort Euro
Common Units of Beneficial Interest	$45,101,099	750,000	$19,353,339	1,050,000	$26,353,725

Title of Securities Registered	Amount Registered as of December 31, 2021	Shares Sold For the Three Months Ended December 31, 2021	Sale Price of Shares Sold For the Three Months Ended December 31, 2021	Shares Sold For the Year Ended December 31, 2021	Sale Price of Shares Sold For the Year Ended December 31, 2021
ProShares UltraShort Gold
Common Units of Beneficial Interest	$44,569,472	350,000	$11,920,948	2,050,000	$71,200,336
ProShares UltraShort Silver
Common Units of Beneficial Interest	$145,973,182	900,000	$25,687,004	4,650,000	$117,038,546
ProShares UltraShort Yen
Common Units of Beneficial Interest	$50,975,999	100,000	$8,108,958	200,000	$15,241,370
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$248,251,356	475,000	$14,813,606	3,100,000	$101,849,396
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$1,277,238,637	6,050,000	$102,222,445	22,606,250	$696,075,984

Combined Trust:	$14,628,653,940	101,385,000	$2,281,850,081	228,448,750	$7,879,243,191

*	See Note 9 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.

c)	From October 1, 2021 through December 31, 2021, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short Euro
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	—	$—
12/01/21 to 12/31/21	—	$—
ProShares Short VIX Short-Term Futures ETF
10/01/21 to 10/31/21	1,050,000	$61.72
11/01/21 to 11/30/21	400,000	$62.71
12/01/21 to 12/31/21	500,000	$60.67
ProShares Ultra Bloomberg Crude Oil
10/01/21 to 10/31/21	700,000	$93.00
11/01/21 to 11/30/21	650,000	$89.57
12/01/21 to 12/31/21	1,700,000	$79.43
ProShares Ultra Bloomberg Natural Gas
10/01/21 to 10/31/21	600,000	$82.01
11/01/21 to 11/30/21	1,800,000	$60.36
12/01/21 to 12/31/21	1,900,000	$27.93
ProShares Ultra Euro
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	—	$—
12/01/21 to 12/31/21	—	$—
ProShares Ultra Gold
10/01/21 to 10/31/21	200,000	$55.76
11/01/21 to 11/30/21	100,000	$62.71
12/01/21 to 12/31/21	50,000	$57.52

ProShares Ultra Silver
10/01/21 to 10/31/21	50,000	$35.23
11/01/21 to 11/30/21	150,000	$35.85
12/01/21 to 12/31/21	200,000	$34.41
ProShares Ultra VIX Short-Term Futures ETF
10/01/21 to 10/31/21	2,800,000	$20.15
11/01/21 to 11/30/21	25,100,000	$18.85
12/01/21 to 12/31/21	12,900,000	$20.22
ProShares Ultra Yen
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	—	$—
12/01/21 to 12/31/21	—	$—
ProShares UltraShort Australian Dollar
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	50,000	$48.42
12/01/21 to 12/31/21	—	$—
ProShares UltraShort Bloomberg Crude Oil
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	2,500,000	$14.84
12/01/21 to 12/31/21	950,000	$14.90
ProShares UltraShort Bloomberg Natural Gas*
10/01/21 to 10/31/21	1,380,000	$38.15
11/01/21 to 11/30/21	3,170,000	$41.50
12/01/21 to 12/31/21	1,890,000	$60.90
ProShares UltraShort Euro
10/01/21 to 10/31/21	100,000	$25.03
11/01/21 to 11/30/21	250,000	$24.87
12/01/21 to 12/31/21	250,000	$26.46
ProShares UltraShort Gold
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	100,000	$33.39
12/01/21 to 12/31/21	200,000	$32.99
ProShares UltraShort Silver
10/01/21 to 10/31/21	350,000	$27.36
11/01/21 to 11/30/21	400,000	$25.94
12/01/21 to 12/31/21	450,000	$29.47
ProShares UltraShort Yen
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	—	$—
12/01/21 to 12/31/21	100,000	$79.74
ProShares VIX Mid-Term Futures ETF
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	400,000	$30.77
12/01/21 to 12/31/21	350,000	$31.96
ProShares VIX Short-Term Futures ETF
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	1,875,000	$20.51
12/01/21 to 12/31/21	2,600,000	$20.79

*	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
Item 6. [Reserved].

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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2021 and 2020, each of the Funds earned total income as follows:

Fund	Total Income Year Ended December 31, 2021	Total Income Year Ended December 31, 2020
ProShares Short Euro	$1,451	$8,193
ProShares Short VIX Short-Term Futures ETF	101,467	941,584
ProShares Ultra Bloomberg Crude Oil	488,829	1,930,769
ProShares Ultra Bloomberg Natural Gas	50,091	206,527
ProShares Ultra Euro	1,922	16,819
ProShares Ultra Gold	92,581	594,847
ProShares Ultra Silver	261,655	1,134,396
ProShares Ultra VIX Short-Term Futures ETF	249,487	1,707,491
ProShares Ultra Yen	1,187	9,427
ProShares UltraPro 3x Crude Oil ETF *	—	346,326
ProShares UltraPro 3x Short Crude Oil ETF *	—	166,789
ProShares UltraShort Australian Dollar	1,414	20,907
ProShares UltraShort Bloomberg Crude Oil	51,207	268,844
ProShares UltraShort Bloomberg Natural Gas	44,855	59,046
ProShares UltraShort Euro	24,790	499,520
ProShares UltraShort Gold	13,048	67,722
ProShares UltraShort Silver	12,422	52,402
ProShares UltraShort Yen	12,708	139,822
ProShares VIX Mid-Term Futures ETF	41,362	214,449
ProShares VIX Short-Term Futures ETF	101,051	1,152,242

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to

•	market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a FCM; and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of February 25, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2021.
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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
For discussion of 2020 results and comparison with 2019 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$4,191,955	$2,282,195
NAV end of period	$2,245,421	$4,191,955
Percentage change in NAV	(46.4)%	83.7%
Shares outstanding beginning of period	100,000	50,000
Shares outstanding end of period	50,000	100,000
Percentage change in shares outstanding	(50.0)%	100.0%
Shares created	—	50,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$41.92	$45.64
Per share NAV end of period	$44.91	$41.92
Percentage change in per share NAV	7.1%	(8.2)%
Percentage change in benchmark	(6.9)%	8.9%
Benchmark annualized volatility	5.8%	7.5%
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2020 to 50,000 outstanding Shares at December 31, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 50,000 outstanding Shares at December 31, 2019 to 100,000 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.1% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 8.2% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 6.9% for the year ended December 31, 2021, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(23,603)	$(16,777)
Management fee	24,629	24,443
Brokerage commissions	425	448
Non-recurring fees and expenses	—	79
Net realized gain (loss)	184,655	(200,965)
Change in net unrealized appreciation (depreciation)	39,226	(30,656)
Net income (loss)	$200,278	$(248,398)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.

ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$409,371,468	$284,437,179
NAV end of period	$423,812,594	$409,371,468
Percentage change in NAV	3.5%	43.9%
Shares outstanding beginning of period	9,884,307	4,334,307
Shares outstanding end of period	6,884,307	9,884,307
Percentage change in shares outstanding	(30.4)%	128.0%
Shares created	5,100,000	27,050,000
Shares redeemed	8,100,000	21,500,000
Per share NAV beginning of period	$41.42	$65.62
Per share NAV end of period	$61.56	$41.42
Percentage change in per share NAV	48.6%	(36.9)%
Percentage change in benchmark	(72.2)%	13.2%
Benchmark annualized volatility	78.0%	102.6%
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
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 9,884,307 outstanding Shares at December 31, 2020 to 6,884,307 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,334,307 outstanding Shares at December 31, 2019 to 9,884,307 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 48.6% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 36.9% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 72.2% for the year ended December 31, 2021, as compared to the benchmark’s rise of 13.2% for the year ended December 31, 2020, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(6,142,394)	$(5,269,562)
Management fee	4,358,107	4,469,701
Brokerage commissions	848,956	712,651
Futures account fees	1,036,798	1,005,403
Non-recurring fees and expenses	—	23,391
Net realized gain (loss)	194,998,324	(72,610,082)
Change in net unrealized appreciation (depreciation)	22,890,058	(1,907,863)
Net income (loss)	$211,745,988	$(79,787,507)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2021.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$902,739,250	$309,844,582
NAV end of period	$1,103,783,570	$902,739,250
Percentage change in NAV	22.3%	191.4%
Shares outstanding beginning of period	24,810,774	608,453
Shares outstanding end of period	12,810,774	24,810,774
Percentage change in shares outstanding	(48.4)%	3,977.7%
Shares created	7,300,000	120,812,000
Shares redeemed	19,300,000	96,609,679
Per share NAV beginning of period	$36.38	$509.23
Per share NAV end of period	$86.16	$36.38
Percentage change in per share NAV	136.8%	(92.9)%
Percentage change in benchmark	63.1%	(24.1)%
Benchmark annualized volatility	31.2%	80.1%
On June 25, 2020, the Trust announced that the ProShares Ultra Bloomberg Crude Oil would change its benchmark. The ProShares Ultra Bloomberg Crude Oil struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares Ultra Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(the “New Benchmark” ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares Ultra Bloomberg Crude Oil was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the New Benchmark.
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
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 24,810,774 outstanding Shares at December 31, 2020 to 12,810,774 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 608,453 outstanding Shares at December 31, 2019 to 24,810,774 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
through September 16, 2020 and the Bloomberg Commodity Balance WTI Crude Oil Index
SM
from September 17, 2020 through December 31, 2020.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 136.8% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 92.9% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.

The benchmark’s rise of 63.1% for the year ended December 31, 2021, as compared to the benchmark’s decline of 24.1% for the year ended December 31, 2020, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(11,983,206)	$(11,023,311)
Management fee	10,774,039	9,256,478
Brokerage commissions	871,807	2,144,028
Futures account fees	798,214	1,491,895
Non-recurring fees and expenses	27,975	61,679
Net realized gain (loss)	952,826,131	(688,299,044)
Change in net unrealized appreciation (depreciation)	48,532,601	140,214,372
Net income (loss)	$989,375,526	$(559,107,983)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the value of the WTI Crude Oil during the year ended December 31, 2021.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$169,800,371	$45,160,205
NAV end of period	$193,892,178	$169,800,371
Percentage change in NAV	14.2%	276.0%
Shares outstanding beginning of period	8,087,527	537,815
Shares outstanding end of period	7,587,527	8,087,527
Percentage change in shares outstanding	(6.2)%	1,403.8%
Shares created	15,350,000	16,685,000
Shares redeemed	15,850,000	9,135,288
Per share NAV beginning of period	$21.00	$83.97
Per share NAV end of period	$25.55	$21.00
Percentage change in per share NAV	21.7%	(75.0)%
Percentage change in benchmark	28.1%	(42.0)%
Benchmark annualized volatility	52.4%	52.7%
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 7,587,527 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 537,815 outstanding Shares at December 31, 2019 to 8,087,527 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.7% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 75.0% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s rise of 28.1% for the year ended December 31, 2021, as compared to the benchmark’s decline of 42.0% for the year ended December 31, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(1,609,859)	$(939,900)
Management fee	1,031,508	674,810
Brokerage commissions	352,618	377,630
Futures account fees	275,824	92,442
Non-recurring fees and expenses	—	1,545
Net realized gain (loss)	(51,850,483)	(53,326,797)
Change in net unrealized appreciation (depreciation)	(14,721,467)	9,151,863
Net income (loss)	$(68,181,809)	$(45,114,834)
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a increase in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2021.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$4,737,350	$6,204,424
NAV end of period	$8,659,095	$4,737,350
Percentage change in NAV	82.8%	(23.6)%
Shares outstanding beginning of period	300,000	450,000
Shares outstanding end of period	650,000	300,000
Percentage change in shares outstanding	116.7%	(33.3)%
Shares created	500,000	250,000
Shares redeemed	150,000	400,000
Per share NAV beginning of period	$15.79	$13.79
Per share NAV end of period	$13.32	$15.79
Percentage change in per share NAV	(15.6)%	14.5%
Percentage change in benchmark	(6.9)%	8.9%
Benchmark annualized volatility	5.8%	7.5%
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 300,000 outstanding Shares at December 31, 2020 to 650,000 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2019 to 300,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.6% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 14.5% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 6.9% for the year ended December 31, 2021, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(35,528)	$(27,606)
Management fee	37,450	44,302
Non-recurring fees and expenses	—	123
Net realized gain (loss)	(498,935)	504,035
Change in net unrealized appreciation (depreciation)	(6,536)	(21,469)
Net income (loss)	$(540,999)	$454,960
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$263,540,473	$110,726,032
NAV end of period	$232,780,534	$263,540,473
Percentage change in NAV	(11.7)%	138.0%
Shares outstanding beginning of period	3,900,000	2,250,000
Shares outstanding end of period	3,900,000	3,900,000
Percentage change in shares outstanding	0%	73.3%
Shares created	1,350,000	3,500,000
Shares redeemed	1,350,000	1,850,000
Per share NAV beginning of period	$67.57	$49.21
Per share NAV end of period	$59.69	$67.57
Percentage change in per share NAV	(11.7)%	37.3%
Percentage change in benchmark	(4.3)%	20.9%
Benchmark annualized volatility	14.9%	21.5%

During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 2,250,000 outstanding Shares at December 31, 2019 to 3,900,000 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.7% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 37.3% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 4.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 20.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(2,288,875)	$(1,424,530)
Management fee	2,262,422	1,916,092
Brokerage commissions	41,241	39,462
Futures account fees	77,793	59,069
Non-recurring fees and expenses	—	4,754
Net realized gain (loss)	(31,323,946)	35,452,046
Change in net unrealized appreciation (depreciation)	1,497,196	(353,150)
Net income (loss)	$(32,115,625)	$33,674,366
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of futures prices during the year ended December 31, 2021.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$745,304,028	$239,254,842
NAV end of period	$515,453,594	$745,304,028
Percentage change in NAV	(30.8)%	211.5%
Shares outstanding beginning of period	14,696,526	7,546,526
Shares outstanding end of period	14,796,526	14,696,526
Percentage change in shares outstanding	0.7%	94.7%
Shares created	4,500,000	13,500,000
Shares redeemed	4,400,000	6,350,000
Per share NAV beginning of period	$50.71	$31.70
Per share NAV end of period	$34.84	$50.71
Percentage change in per share NAV	(31.3)%	60.0%
Percentage change in benchmark	(12.3)%	42.5%
Benchmark annualized volatility	30.8%	46.1%
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,696,526 outstanding Shares at December 31, 2020 to 14,796,526 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at December 31, 2019 to 14,696,526 outstanding Shares at December 31, 2020. the increase in the Fund’s NAV resulted primarily from an increase from 7,546,526 outstanding Shares at also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 60.0% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.

The benchmark’s decline of 12.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 42.5% for the year ended December 31, 2020, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(6,093,025)	$(3,174,045)
Management fee	5,912,386	3,944,697
Brokerage commissions	145,545	141,650
Futures account fees	296,749	215,791
Non-recurring fees and expenses	—	6,303
Net realized gain (loss)	(172,447,879)	147,215,471
Change in net unrealized appreciation (depreciation)	(50,874,626)	63,082,149
Net income (loss)	$(229,415,530)	$207,123,575
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of futures prices during the year ended December 31, 2021.

ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$1,356,204,199	$527,636,003
NAV end of period	$816,679,636	$1,356,204,199
Percentage change in NAV	(39.8)%	157.0%
Shares outstanding beginning of period	12,713,091	4,163,091
Shares outstanding end of period	65,828,420	12,713,091
Percentage change in shares outstanding	417.8%	205.4%
Shares created	135,235,000	15,405,000
Shares redeemed	82,119,671	6,855,000
Per share NAV beginning of period	$106.68	$126.74
Per share NAV end of period	$12.41	$106.68
Percentage change in per share NAV	(88.4)%	(15.8)%
Percentage change in benchmark	(72.2)%	13.2%
Benchmark annualized volatility	78.0%	102.6%
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
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 65,828,420 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 4,163,091 outstanding Shares at December 31, 2019 to 12,713,091 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 88.4% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 15.8% for the year ended December 31, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 72.2% for the year ended December 31, 2021, as compared to the benchmark’s rise of 13.2% for the year ended December 31, 2020, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(20,156,985)	$(13,623,881)
Management fee	11,128,589	8,835,385
Brokerage commissions	5,427,481	3,620,606
Futures account fees	3,850,402	2,860,084
Non-recurring fees and expenses	—	15,297
Net realized gain (loss)	(1,983,414,849)	(632,242,038)
Change in net unrealized appreciation (depreciation)	(78,354,915)	(1,950,460)
Net income (loss)	$(2,081,926,749)	$(647,816,379)
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$2,989,499	$5,580,964
NAV end of period	$2,362,849	$2,989,499
Percentage change in NAV	(21.0)%	(46.4)%
Shares outstanding beginning of period	49,970	99,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	0%	(50.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$59.83	$55.83
Per share NAV end of period	$47.29	$59.83
Percentage change in per share NAV	(21.0)%	7.2%
Percentage change in benchmark	(10.3)%	5.2%
Benchmark annualized volatility	5.6%	9.3%
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to December 31, 2021. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 99,970 outstanding Shares at December 31, 2019 to 49,970 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.0% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 7.2% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 10.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 5.2% for the year ended December 31, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(23,787)	$(18,317)
Management fee	24,974	27,655
Non-recurring fees and expenses	—	89
Net realized gain (loss)	(442,664)	95,324
Change in net unrealized appreciation (depreciation)	(160,199)	77,542
Net income (loss)	$(626,650)	$154,549
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2021.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$2,222,639	$5,608,612
NAV end of period	$2,412,623	$2,222,639
Percentage change in NAV	8.5%	(60.4)%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	0%	(50.0)%
Shares created	50,000	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$44.45	$56.09
Per share NAV end of period	$48.25	$44.45
Percentage change in per share NAV	8.5%	(20.8)%
Percentage change in benchmark	(5.7)%	9.9%
Benchmark annualized volatility	8.2%	12.1%

During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to December 31, 2021. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2019 to 50,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.5% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 20.8% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 5.7% for the year ended December 31, 2021, as compared to the benchmark’s rise of 9.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(29,006)	$(36,668)
Management fee	27,977	52,950
Brokerage commissions	2,443	4,429
Non-recurring fees and expenses	—	196
Net realized gain (loss)	192,896	(1,032,184)
Change in net unrealized appreciation (depreciation)	73,801	84,844
Net income (loss)	$237,691	$(984,008)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2021.

ProShares UltraShort Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$96,839,233	$125,451,681
NAV end of period	$114,167,602	$96,839,233
Percentage change in NAV	17.9%	(22.8)%
Shares outstanding beginning of period	2,084,971	2,572,471
Shares outstanding end of period	8,883,799	2,084,971
Percentage change in shares outstanding	326.1%	(19.0)%
Shares created	13,387,500	9,375,000
Shares redeemed	6,588,672	9,862,500
Per share NAV beginning of period	$46.45	$48.77
Per share NAV end of period	$12.85	$46.45
Percentage change in per share NAV	(72.3)%	(4.8)%
Percentage change in benchmark	63.1%	(24.1)%
Benchmark annualized volatility	31.2%	80.1%
On June 25, 2020, the Trust announced that the ProShares UltraShort Bloomberg Crude Oil would change its benchmark. The ProShares UltraShort Bloomberg Crude Oil struck its NAV using its new benchmark for the first time on September 17, 2020. The new benchmark for the ProShares UltraShort Bloomberg Crude Oil is the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
(the “New Benchmark” ticker: BCBCLI Index). Prior to September 17, 2020, the benchmark for the ProShares UltraShort Bloomberg Crude Oil was the Bloomberg WTI Crude Oil Subindex
SM
. The investment objective of Fund is to seek daily investment results, before fees and expenses, that correspond to two times (2x) of the daily performance of the New Benchmark.
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
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 2,084,971 outstanding Shares at December 31, 2020 to 8,883,799 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,572,471 outstanding Shares at December 31, 2019 to 2,084,971 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg WTI Crude Oil Subindex
SM
through September 16, 2020 and the Bloomberg Commodity Balance WTI Crude Oil Index
SM
from September 17, 2020 through December 31, 2020.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 72.3% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 4.8% for the year ended December 31, 2020, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s rise of 63.1% for the year ended December 31, 2021, as compared to the benchmark’s decline of 24.1% for the year ended December 31, 2020, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(1,039,167)	$(1,468,178)
Management fee	847,440	1,021,787
Brokerage commissions	139,273	548,380
Futures account fees	103,661	161,612
Non-recurring fees and expenses	—	5,243
Net realized gain (loss)	(105,294,702)	12,949,097
Change in net unrealized appreciation (depreciation)	6,211,074	(7,487,355)
Net income (loss)	$(100,122,795)	$3,993,564
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the value of the WTI Crude Oil during the year ended December 31, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$24,977,745	$12,515,603
NAV end of period	$242,145,130	$24,977,745
Percentage change in NAV	869.4%	99.6%
Shares outstanding beginning of period	104,966	64,966
Shares outstanding end of period	3,914,966	104,966
Percentage change in shares outstanding	3,629.7%	61.6%
Shares created	12,020,000	1,250,000
Shares redeemed	8,210,000	1,210,000
Per share NAV beginning of period	$237.96	$192.65
Per share NAV end of period	$61.85	$237.96
Percentage change in per share NAV	(74.0)%	23.5%
Percentage change in benchmark	28.1%	(42.0)%
Benchmark annualized volatility	52.4%	52.7%
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 104,966 outstanding Shares at December 31, 2020 to 3,914,966 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 64,966 outstanding Shares at December 31, 2019 to 104,966 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.

For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 74.0% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 23.5% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s rise of 28.1% for the year ended December 31, 2021, as compared to the benchmark’s decline of 42.0% for the year ended December 31, 2020, can be attributed to an increase in the value of Henry Hub Natural Gas, during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(1,767,953)	$(549,591)
Management fee	1,104,237	308,058
Brokerage commissions	495,800	250,422
Futures account fees	212,771	49,672
Non-recurring fees and expenses	—	485
Net realized gain (loss)	9,183,902	20,854
Change in net unrealized appreciation (depreciation)	13,022,687	(293,043)
Net income (loss)	$20,438,636	$(821,780)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2021.

*	See Note 9 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$52,953,339	$120,581,173
NAV end of period	$54,263,045	$52,953,339
Percentage change in NAV	2.5%	(56.1)%
Shares outstanding beginning of period	2,350,000	4,500,000
Shares outstanding end of period	2,100,000	2,350,000
Percentage change in shares outstanding	(10.6)%	(47.8)%
Shares created	1,050,000	1,500,000
Shares redeemed	1,300,000	3,650,000
Per share NAV beginning of period	$22.53	$26.80
Per share NAV end of period	$25.84	$22.53
Percentage change in per share NAV	14.7%	(15.9)%
Percentage change in benchmark	(6.9)%	8.9%
Benchmark annualized volatility	5.8%	7.5%
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,100,000 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,500,000 outstanding Shares at December 31, 2019 to 2,350,000 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.7% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 15.9% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 6.9% for the year ended December 31, 2021, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(455,947)	$(287,014)
Management fee	480,737	783,692
Non-recurring fees and expenses	—	2,842
Net realized gain (loss)	6,311,782	(10,979,339)
Change in net unrealized appreciation (depreciation)	921,251	1,109,938
Net income (loss)	$6,777,086	$(10,156,415)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2021.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$20,337,376	$21,047,560
NAV end of period	$26,859,844	$20,337,376
Percentage change in NAV	32.1%	(3.4)%
Shares outstanding beginning of period	646,977	396,977
Shares outstanding end of period	846,977	646,977
Percentage change in shares outstanding	30.9%	63.0%
Shares created	2,050,000	1,650,000
Shares redeemed	1,850,000	1,400,000
Per share NAV beginning of period	$31.43	$53.02
Per share NAV end of period	$31.71	$31.43
Percentage change in per share NAV	0.9%	(40.7)%
Percentage change in benchmark	(4.3)%	20.9%
Benchmark annualized volatility	14.9%	21.5%

During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 846,977 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 396,977 outstanding Shares at December 31, 2019 to 646,977 outstanding Shares at December 31, 2020.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.9% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 40.7% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 4.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 20.9% for the year ended December 31, 2020, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(280,600)	$(123,632)
Management fee	271,758	177,762
Brokerage commissions	11,667	7,882
Futures account fees	10,223	5,130
Non-recurring fees and expenses	—	580
Net realized gain (loss)	(2,448,551)	(11,119,478)
Change in net unrealized appreciation (depreciation)	(372,961)	1,098,111
Net income (loss)	$(3,102,112)	$(10,144,999)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of futures prices during the year ended December 31, 2021.

ProShares UltraShort Silver
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$28,885,775	$13,834,163
NAV end of period	$26,537,000	$28,885,775
Percentage change in NAV	(8.1)%	108.8%
Shares outstanding beginning of period	1,041,744	129,244
Shares outstanding end of period	991,329	1,041,744
Percentage change in shares outstanding	(4.8)%	706.0%
Shares created	4,650,000	3,425,000
Shares redeemed	4,700,415	2,512,500
Per share NAV beginning of period	$27.73	$107.04
Per share NAV end of period	$26.77	$27.73
Percentage change in per share NAV	(3.5)%	(74.1)%
Percentage change in benchmark	(12.3)%	42.5%
Benchmark annualized volatility	30.8%	46.1%
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,041,744 outstanding Shares at December 31, 2020 to 991,329 outstanding Shares at December 31, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from an increase from 129,244 outstanding Shares at December 31, 2019 to 1,041,744 outstanding Shares at December 31, 2020. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.5% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 74.1% for the year ended December 31, 2020, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.

The benchmark’s decline of 12.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 42.5% for the year ended December 31, 2020, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(369,924)	$(221,656)
Management fee	330,111	237,140
Brokerage commissions	26,469	22,323
Futures account fees	25,766	14,141
Non-recurring fees and expenses	—	454
Net realized gain (loss)	(17,795)	(16,849,815)
Change in net unrealized appreciation (depreciation)	2,147,856	(1,382,256)
Net income (loss)	$1,760,137	$(18,453,727)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of futures prices during the year ended December 31, 2021.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$23,691,070	$38,132,320
NAV end of period	$24,840,784	$23,691,070
Percentage change in NAV	4.9%	(37.9)%
Shares outstanding beginning of period	349,290	499,290
Shares outstanding end of period	299,290	349,290
Percentage change in shares outstanding	(14.3)%	(30.0)%
Shares created	200,000	150,000
Shares redeemed	250,000	300,000
Per share NAV beginning of period	$67.83	$76.37
Per share NAV end of period	$83.00	$67.83
Percentage change in per share NAV	22.4%	(11.2)%
Percentage change in benchmark	(10.3)%	5.2%
Benchmark annualized volatility	5.6%	9.3%
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 349,290 outstanding Shares at December 31, 2020 to 299,290 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the decrease in the Fund’s NAV resulted primarily from a decrease from 499,290 outstanding Shares at December 31, 2019 to 349,290 outstanding Shares at December 31, 2020. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.4% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV decrease of 11.2% for the year ended December 31, 2020, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 10.3% for the year ended December 31, 2021, as compared to the benchmark’s rise of 5.2% for the year ended December 31, 2020, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2021.
Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(247,388)	$(129,202)
Management fee	260,096	268,213
Non-recurring fees and expenses	—	811
Net realized gain (loss)	4,126,928	(2,619,441)
Change in net unrealized appreciation (depreciation)	1,432,303	(662,165)
Net income (loss)	$5,311,843	$(3,410,808)
The Fund’s net income increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2021.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$72,075,095	$45,986,584
NAV end of period	$112,875,680	$72,075,095
Percentage change in NAV	56.6%	56.7%
Shares outstanding beginning of period	1,962,403	2,162,403
Shares outstanding end of period	3,687,403	1,962,403
Percentage change in shares outstanding	87.9%	(9.2)%
Shares created	3,100,000	2,375,000
Shares redeemed	1,375,000	2,575,000
Per share NAV beginning of period	$36.73	$21.27
Per share NAV end of period	$30.61	$36.73
Percentage change in per share NAV	(16.7)%	72.7%
Percentage change in benchmark	(15.6)%	74.7%
Benchmark annualized volatility	29.2%	56.3%
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
During the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,687,403 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,162,403 outstanding Shares at December 31, 2019 to 1,962,403 outstanding Shares at December 31, 2020.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.7% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 72.7% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 15.6% for the year ended December 31, 2021, as compared to the benchmark’s rise of 74.7% for the year ended December 31, 2020, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(1,005,813)	$(506,172)
Management fee	858,979	579,606
Brokerage commissions	66,076	65,093
Futures account fees	122,120	75,922
Net realized gain (loss)	(15,245,794)	15,454,616
Change in net unrealized appreciation (depreciation)	494,235	1,146,818
Net income (loss)	$(15,757,372)	$16,095,262
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2021.

ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
NAV beginning of period	$293,390,549	$279,792,503
NAV end of period	$269,703,164	$293,390,549
Percentage change in NAV	(8.1)%	4.9%
Shares outstanding beginning of period	5,331,579	5,687,829
Shares outstanding end of period	17,832,826	5,331,579
Percentage change in shares outstanding	234.5%	(6.3)%
Shares created	22,606,250	6,581,250
Shares redeemed	10,105,003	6,937,500
Per share NAV beginning of period	$55.03	$49.19
Per share NAV end of period	$15.12	$55.03
Percentage change in per share NAV	(72.5)%	11.9%
Percentage change in benchmark	(72.2)%	13.2%
Benchmark annualized volatility	78.0%	102.6%
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
During the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,331,579 outstanding Shares at December 31, 2020 to 17,832,826 outstanding Shares at December 31, 2021. By comparison, during the year ended December 31, 2020, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 5,687,829 outstanding Shares at December 31, 2019 to 5,331,579 outstanding Shares at December 31, 2020.
For the years ended December 31, 2021 and 2020, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 72.5% for the year ended December 31, 2021, as compared to the Fund’s per Share NAV increase of 11.9% for the year ended December 31, 2020, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2021.
The benchmark’s decline of 72.2% for the year ended December 31, 2021, as compared to the benchmark’s rise of 13.2% for the year ended December 31, 2020, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2021.

Net Income/Loss
The following table provides summary income information for the Fund for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net investment income (loss)	$(3,922,951)	$(1,892,962)
Management fee	2,825,547	2,193,275
Brokerage commissions	459,431	376,682
Futures account fees	739,024	475,247
Net realized gain (loss)	(360,304,827)	156,087,060
Change in net unrealized appreciation (depreciation)	(23,793,649)	9,024,606
Net income (loss)	$(388,021,427)	$163,218,704
The Fund’s net income decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2021.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2021 and 2020, each of the Fund’s positions were as follows:
ProShares Short Euro:
As of December 31, 2021 and 2020, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2022	16	$1.14	125,000	$(2,280,500)
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2021	27	$1.22	125,000	$(4,133,025)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of December 31, 2021 and 2020, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2022	6,294	$19.67	1,000	$(123,831,303)
VIX Futures (Cboe)	Short	February 2022	4,000	21.97	1,000	(87,882,000)
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2021	4,169	$23.68	1,000	$(98,701,075)
VIX Futures (Cboe)	Short	February 2021	4,161	25.58	1,000	(106,417,575)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of December 31, 2021 and 2020, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2022	5,530	$74.88	1,000	$414,086,400
WTI Crude Oil (NYMEX)	Long	June 2022	5,709	73.37	1,000	418,869,330
WTI Crude Oil (NYMEX)	Long	December 2022	5,924	69.83	1,000	413,672,920
Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$65.6654	$148,013,752
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	65.6654	209,403,677
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	65.6654	256,365,929
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	65.6654	139,690,137
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	65.6654	207,959,236

Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2021	10,134	$48.63	1,000	$492,816,420
WTI Crude Oil (NYMEX)	Long	June 2021	9,783	48.63	1,000	475,747,290
WTI Crude Oil (NYMEX)	Long	December 2021	9,650	47.68	1,000	460,112,000
Swap Agreements as of December 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	$40.2599	$28,462,300
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	40.2599	226,338,741
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	40.2599	34,593,561
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	40.2599	87,117,995
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of December 31, 2021 and 2020, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2022	10,905	$3.56	10,000	$387,890,850
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2021	13,444	$2.53	10,000	$339,595,440
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases

(decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Euro:
As of December 31, 2021 and 2020, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/14/22	4,308,921	1.1356	$4,893,354
Euro	UBS AG	Long	01/14/22	11,055,502	1.1313	12,507,577
Euro	UBS AG	Short	01/14/22	(138,000)	1.1272	(155,550)
Foreign Currency Forward Contracts as of December 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/15/21	2,210,921	1.2116	$2,678,721
Euro	UBS AG	Long	01/15/21	5,664,502	1.2103	6,855,677
Euro	UBS AG	Short	01/15/21	(122,000)	1.2190	(148,713)
The December 31, 2021 and 2020 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of December 31, 2021 and 2020 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2022	775	$1,828.60	100	$141,716,500

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$201.3048	$111,470,102
Bloomberg Gold Subindex	Goldman Sachs International	Long	201.3048	96,328,238
Bloomberg Gold Subindex	UBS AG	Long	201.3048	115,958,326
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2021	995	$1,895.10	100	$188,562,450
Swap Agreements as of December 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$210.3915	$116,501,753
Bloomberg Gold Subindex	Goldman Sachs International	Long	210.3915	100,676,400
Bloomberg Gold Subindex	UBS AG	Long	210.3915	121,192,569
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of December 31, 2021 and 2020 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2022	1,345	$23.35	5,000	$157,042,200
Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$211.7212	$232,088,114
Bloomberg Silver Subindex	Goldman Sachs International	Long	211.7212	232,177,948
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	211.7212	216,331,853
Bloomberg Silver Subindex	UBS AG	Long	211.7212	193,206,858

Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2021	3,971	$26.41	5,000	$524,410,259
Swap Agreements as of December 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$241.4130	$294,747,134
Bloomberg Silver Subindex	Goldman Sachs International	Long	241.4130	211,716,341
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	241.4130	239,421,584
Bloomberg Silver Subindex	UBS AG	Long	241.4130	220,234,368
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of December 31, 2021 and 2020, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to equity market volatility risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	34,949	$19.67	1,000	$687,604,101
VIX Futures (Cboe)	Long	February 2022	22,236	21.97	1,000	488,536,038

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$18.5300	$48,872,875
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2021	40,738	$23.68	1,000	$964,472,150
VIX Futures (Cboe)	Long	February 2021	40,764	25.58	1,000	1,042,539,300
Swap Agreements as of December 31, 2020

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$16.7951	$25,901,097
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of December 31, 2021 and 2020, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.
Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/14/22	316,556,517	0.008863	$2,805,612
Yen	UBS AG	Long	01/14/22	239,872,756	0.008852	2,123,370
Yen	UBS AG	Short	01/14/22	(11,776,900)	0.008759	(103,156)

Foreign Currency Forward Contracts as of December 31, 2020

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/15/21	332,532,517	0.009583	$3,186,670
Yen	UBS AG	Long	01/15/21	287,552,756	0.009571	2,752,288
Yen	UBS AG	Short	01/15/21	(2,700,000)	0.009631	(26,004)
The December 31, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of December 31, 2021 and 2020, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.
Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2022	67	$72.68	1,000	$(4,876,260)
Futures Positions as of December 31, 2020

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2021	57	$77.14	1,000	$(4,389,000)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of December 31, 2021 and 2020, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2022	1,013	$74.88	1,000	$(75,853,440)
WTI Crude Oil (NYMEX)	Short	June 2022	1,046	73.37	1,000	(76,745,020)
WTI Crude Oil (NYMEX)	Short	December 2022	1,085	69.83	1,000	(75,765,550)

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2021	1,373	$48.63	1,000	$(66,768,990)
WTI Crude Oil (NYMEX)	Short	June 2021	1,326	48.63	1,000	(64,483,380)
WTI Crude Oil (NYMEX)	Short	December 2021	1,309	47.68	1,000	(62,413,120)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of December 31, 2021 and 2020, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2022	13,619	$3.56	10,000	$(484,427,830)

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2021	1,978	$2.53	10,000	$(49,964,280)

The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of December 31, 2021 and 2020, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/14/22	17,360,000	1.1302	$19,620,976
Euro	Goldman Sachs International	Short	01/14/22	(47,563,263)	1.1363	(54,044,805)
Euro	UBS AG	Short	01/14/22	(65,034,199)	1.1340	(73,750,639)

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/15/21	13,080,000	1.2215	$15,977,611
Euro	Goldman Sachs International	Short	01/15/21	(37,401,263)	1.2116	(45,314,846)
Euro	UBS AG	Short	01/15/21	(62,356,199)	1.2099	(75,442,991)
The December 31, 2021 and 2020 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of December 31, 2021 and 2020 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2022	93	$1,828.60	100	$(17,005,980)

Swap Agreements as of December 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$201.3048	$(15,091,478)
Bloomberg Gold Subindex	Goldman Sachs International	Short	201.3048	(9,872,954)
Bloomberg Gold Subindex	UBS AG	Short	201.3048	(11,805,955)

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2021	123	$1,895.10	100	$(23,309,730)

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$210.3915	$(5,159,914)
Bloomberg Gold Subindex	Goldman Sachs International	Short	210.3915	(5,337,170)
Bloomberg Gold Subindex	UBS AG	Short	210.3915	(6,832,076)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of December 31, 2021 and 2020 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2022	103	$23.35	5,000	$(12,026,280)

Swap Agreements as of December 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$211.7212	$(7,855,856)
Bloomberg Silver Subindex	Goldman Sachs International	Short	211.7212	(10,400,384)
	Morgan Stanley & Co.
Bloomberg Silver Subindex	International PLC	Short	211.7212	(8,223,463)
Bloomberg Silver Subindex	UBS AG	Short	211.7212	(14,572,793)

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2021	89	$26.41	5,000	$(11,753,339)

Swap Agreements as of December 31, 2020
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$241.4130	$(19,685,715)
Bloomberg Silver Subindex	Goldman Sachs International	Short	241.4130	(15,107,629)
	Morgan Stanley & Co.
Bloomberg Silver Subindex	International PLC	Short	241.4130	(3,402,233)
Bloomberg Silver Subindex	UBS AG	Short	241.4130	(7,837,258)
The December 31, 2021 and 2020 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2021 and 2020 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of December 31, 2021 and 2020 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2021 and 2020, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/14/22	1,993,400,000	0.008874	$17,689,084
Yen	Goldman Sachs International	Short	01/14/22	(1,825,330,165)	0.008860	(16,173,235)
Yen	UBS AG	Short	01/14/22	(5,863,453,575)	0.008847	(51,875,027)

Foreign Currency Forward Contracts as of December 31, 2020
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/15/21	315,800,000	0.009664	$3,051,852
Yen	Goldman Sachs International	Short	01/15/21	(2,009,085,165)	0.009583	(19,253,129)
Yen	UBS AG	Short	01/15/21	(3,196,558,875)	0.009572	(30,597,154)
The December 31, 2021 and 2020 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of December 31, 2021 and 2020, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	907	$24.69	1,000	$22,395,009
VIX Futures (Cboe)	Long	May 2022	1,484	25.25	1,000	37,466,251
VIX Futures (Cboe)	Long	June 2022	1,484	25.57	1,000	37,944,099
VIX Futures (Cboe)	Long	July 2022	577	26.15	1,000	15,088,550

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	463	$25.95	1,000	$12,014,850
VIX Futures (Cboe)	Long	May 2021	926	25.93	1,000	24,006,550
VIX Futures (Cboe)	Long	June 2021	926	25.93	1,000	24,006,550
VIX Futures (Cboe)	Long	July 2021	463	26.00	1,000	12,038,000
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF
As of December 31, 2021 and 2020, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2021 and 2020, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	8,015	$19.67	1,000	$157,691,117
VIX Futures (Cboe)	Long	February 2022	5,101	21.97	1,000	112,071,521

Futures Positions as of December 31, 2020
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2021	5,948	$23.68	1,000	$140,818,900
VIX Futures (Cboe)	Long	February 2021	5,953	25.58	1,000	152,247,975
The December 31, 2021 and 2020 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
Qualitative Disclosure
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

Item 8. Financial Statements and Supplementary Data.
Statement of Operations for the three month periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, September 30, 2021 and 2020, and December 31, 2021 and 2020 and the years ended December 31, 2021 and 2020 for each Fund, as applicable.
PROSHARES SHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(8,638)	$(4,801)	$(5,003)	$(5,161)	$(23,603)

Net realized and unrealized gain (loss)	$148,035	$(20,637)	$52,719	$43,764	$223,881
Net income (loss)	$139,397	$(25,438)	$47,716	$38,603	$200,278
Net increase (decrease) in net asset value per share	$1.77	$(0.51)	$0.96	$0.77	$2.99

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$1,992	$(5,552)	$(5,267)	$(7,950)	$(16,777)

Net realized and unrealized gain (loss)	$48,656	$(40,824)	$(92,556)	$(146,897)	$(231,621)
Net income (loss)	$50,648	$(46,376)	$(97,823)	$(154,847)	$(248,398)
Net increase (decrease) in net asset value per share	$1.02	$(0.93)	$(1.96)	$(1.85)	$(3.72)
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,442,366)	$(1,865,757)	$(1,466,273)	$(1,367,998)	$(6,142,394)

Net realized and unrealized gain (loss)	$66,334,535	$96,028,887	$(8,777,241)	$64,302,201	$217,888,382
Net income (loss)	$64,892,169	$94,163,130	$(10,243,514)	$62,934,203	$211,745,988
Net increase (decrease) in net asset value per share	$5.71	$8.48	$(1.15)	$7.10	$20.14

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(355,596)	$(2,142,980)	$(1,544,734)	$(1,226,252)	$(5,269,562)

Net realized and unrealized gain (loss)	$(223,244,946)	$32,313,676	$59,129,906	$57,283,419	$(74,517,945)
Net income (loss)	$(223,600,542)	$30,170,696	$57,585,172	$56,057,167	$(79,787,507)
Net increase (decrease) in net asset value per share	$(34.60)	$0.38	$3.97	$6.05	$(24.20)
PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(2,759,147)	$(3,210,719)	$(3,130,493)	$(2,882,847)	$(11,983,206)

Net realized and unrealized gain (loss)	$369,386,884	$478,424,798	$89,447,233	$64,099,817	$1,001,358,732
Net income (loss)	$366,627,737	$475,214,079	$86,316,740	$61,216,970	$989,375,526
Net increase (decrease) in net asset value per share	$16.18	$25.68	$6.23	$1.69	$49.78

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$404,884	$(3,994,835)	$(4,420,342)	$(3,013,018)	$(11,023,311)

Net realized and unrealized gain (loss)	$(827,975,458)	$(10,241,862)	$53,323,977	$236,808,671	$(548,084,672)
Net income (loss)	$(827,570,574)	$(14,236,697)	$48,903,635	$233,795,653	$(559,107,983)
Net increase (decrease) in net asset value per share	$(469.08)	$(11.56)	$0.15	$7.64	$(472.85)
PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(415,145)	$(217,363)	$(212,510)	$(764,841)	$(1,609,859)

Net realized and unrealized gain (loss)	$23,784,068	$33,249,205	$59,061,431	$(182,666,654)	$(66,571,950)
Net income (loss)	$23,368,923	$33,031,842	$58,848,921	$(183,431,495)	$(68,181,809)
Net increase (decrease) in net asset value per share	$0.31	$14.02	$48.14	$(57.92)	$4.55

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(2,351)	$(121,296)	$(323,543)	$(492,710)	$(939,900)

Net realized and unrealized gain (loss)	$(27,255,588)	$(11,257,966)	$36,401,329	$(42,062,709)	$(44,174,934)
Net income (loss)	$(27,257,939)	$(11,379,262)	$36,077,786	$(42,555,419)	$(45,114,834)
Net increase (decrease) in net asset value per share	$(42.15)	$(13.51)	$6.05	$(13.36)	$(62.97)
PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(9,494)	$(8,978)	$(8,271)	$(8,785)	$(35,528)

Net realized and unrealized gain (loss)	$(338,394)	$82,193	$(181,366)	$(67,904)	$(505,471)
Net income (loss)	$(347,888)	$73,215	$(189,637)	$(76,689)	$(540,999)
Net increase (decrease) in net asset value per share	$(1.34)	$0.22	$(0.75)	$(0.60)	$(2.47)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,247	$(8,702)	$(12,155)	$(9,996)	$(27,606)

Net realized and unrealized gain (loss)	$(274,810)	$78,773	$357,397	$321,206	$482,566
Net income (loss)	$(271,563)	$70,071	$345,242	$311,210	$454,960
Net increase (decrease) in net asset value per share	$(0.63)	$0.40	$1.10	$1.13	$2.00
PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(579,670)	$(569,965)	$(596,194)	$(543,046)	$(2,288,875)

Net realized and unrealized gain (loss)	$(52,480,390)	$12,028,064	$(6,283,805)	$16,909,381	$(29,826,750)
Net income (loss)	$(53,060,060)	$11,458,099	$(6,879,999)	$16,366,335	$(32,115,625)
Net increase (decrease) in net asset value per share	$(13.25)	$2.96	$(1.64)	$4.05	$(7.88)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$108,908	$(279,921)	$(617,991)	$(635,526)	$(1,424,530)

Net realized and unrealized gain (loss)	$2,400,696	$30,258,340	$7,687,705	$(5,247,845)	$35,098,896
Net income (loss)	$2,509,604	$29,978,419	$7,069,714	$(5,883,371)	$33,674,366
Net increase (decrease) in net asset value per share	$3.23	$12.54	$3.88	$(1.29)	$18.36
PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,741,775)	$(1,639,236)	$(1,424,705)	$(1,287,309)	$(6,093,025)

Net realized and unrealized gain (loss)	$(132,833,039)	$67,976,234	$(207,338,320)	$48,872,620	$(223,322,505)
Net income (loss)	$(134,574,814)	$66,336,998	$(208,763,025)	$47,585,311	$(229,415,530)
Net increase (decrease) in net asset value per share	$(9.36)	$4.62	$(14.26)	$3.13	$(15.87)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$276,832	$(335,243)	$(1,497,215)	$(1,618,419)	$(3,174,045)

Net realized and unrealized gain (loss)	$(88,759,485)	$80,688,373	$90,925,025	$127,443,707	$210,297,620
Net income (loss)	$(88,482,653)	$80,353,130	$89,427,810	$125,825,288	$207,123,575
Net increase (decrease) in net asset value per share	$(13.28)	$11.14	$12.69	$8.46	$19.01
PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
*

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(8,069,549)	$(3,975,284)	$(3,993,799)	$(4,118,353)	$(20,156,985)

Net realized and unrealized gain (loss)	$(988,858,835)	$(610,411,676)	$(11,638,769)	$(450,860,484)	$(2,061,769,764)
Net income (loss)	$(996,928,384)	$(614,386,960)	$(15,632,568)	$(454,978,837)	$(2,081,926,749)
Net increase (decrease) in net asset value per share	$(50.36)	$(28.41)	$(3.48)	$(12.02)	$(94.27)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(729,265)	$(2,085,756)	$(5,136,994)	$(5,671,866)	$(13,623,881)

Net realized and unrealized gain (loss)	$902,602,146	$(233,381,670)	$(544,234,723)	$(759,178,251)	$(634,192,498)
Net income (loss)	$901,872,881	$(235,467,426)	$(549,371,717)	$(764,850,117)	$(647,816,379)
Net increase (decrease) in net asset value per share	$458.42	$(255.88)	$(127.74)	$(94.86)	$(20.06)
PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(6,293)	$(5,955)	$(5,973)	$(5,566)	$(23,787)

Net realized and unrealized gain (loss)	$(395,512)	$(21,391)	$(14,495)	$(171,465)	$(602,863)
Net income (loss)	$(401,805)	$(27,346)	$(20,468)	$(177,031)	$(626,650)
Net increase (decrease) in net asset value per share	$(8.05)	$(0.54)	$(0.41)	$(3.54)	$(12.54)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$1,626	$(6,539)	$(6,720)	$(6,684)	$(18,317)

Net realized and unrealized gain (loss)	$(27,796)	$(37,886)	$125,045	$113,503	$172,866
Net income (loss)	$(26,170)	$(44,425)	$118,325	$106,819	$154,549
Net increase (decrease) in net asset value per share	$0.38	$(0.89)	$2.37	$2.14	$4.00
PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(5,267)	$(5,306)	$(9,379)	$(9,054)	$(29,006)

Net realized and unrealized gain (loss)	$41,508	$51,158	$245,654	$(71,623)	$266,697
Net income (loss)	$36,241	$45,852	$236,275	$(80,677)	$237,691
Net increase (decrease) in net asset value per share	$0.73	$0.91	$3.05	$(0.89)	$3.80

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,425	$(16,185)	$(13,294)	$(10,614)	$(36,668)

Net realized and unrealized gain (loss)	$1,618,330	$(1,600,140)	$(427,080)	$(538,450)	$(947,340)
Net income (loss)	$1,621,755	$(1,616,325)	$(440,374)	$(549,064)	$(984,008)
Net increase (decrease) in net asset value per share	$16.21	$(16.16)	$(4.40)	$(7.29)	$(11.64)
PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
*

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(301,184)	$(208,741)	$(241,725)	$(287,517)	$(1,039,167)

Net realized and unrealized gain (loss)	$(43,538,921)	$(35,957,853)	$(12,970,455)	$(6,616,399)	$(99,083,628)
Net income (loss)	$(43,840,105)	$(36,166,594)	$(13,212,180)	$(6,903,916)	$(100,122,795)
Net increase (decrease) in net asset value per share	$(17.65)	$(10.69)	$(2.98)	$(2.28)	$(33.60)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(30,713)	$(782,726)	$(342,320)	$(312,419)	$(1,468,178)

Net realized and unrealized gain (loss)	$128,255,359	$(82,149,072)	$(10,448,715)	$(30,195,830)	$5,461,742
Net income (loss)	$128,224,646	$(82,931,798)	$(10,791,035)	$(30,508,249)	$3,993,564
Net increase (decrease) in net asset value per share	$147.50	$(123.09)	$(6.72)	$(20.01)	$(2.32)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
**

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(260,407)	$(313,757)	$(358,817)	$(834,972)	$(1,767,953)

Net realized and unrealized gain (loss)	$9,535,670	$(43,999,065)	$(113,481,414)	$170,151,398	$22,206,589
Net income (loss)	$9,275,263	$(44,312,822)	$(113,840,231)	$169,316,426	$20,438,636
Net increase (decrease) in net asset value per share	$(42.28)	$(87.91)	$(72.67)	$26.75	$(176.11)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$(22,279)	$(87,047)	$(249,586)	$(190,679)	$(549,591)

Net realized and unrealized gain (loss)	$8,961,788	$2,461,452	$(22,480,855)	$10,785,426	$(272,189)
Net income (loss)	$8,939,509	$2,374,405	$(22,730,441)	$10,594,747	$(821,780)
Net increase (decrease) in net asset value per share	$124.27	$19.12	$(144.43)	$46.35	$45.31
PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(116,872)	$(109,040)	$(111,725)	$(118,310)	$(455,947)

Net realized and unrealized gain (loss)	$4,462,764	$(1,306,927)	$2,356,508	$1,720,688	$7,233,033
Net income (loss)	$4,345,892	$(1,415,967)	$2,244,783	$1,602,378	$6,777,086
Net increase (decrease) in net asset value per share	$1.88	$(0.60)	$1.13	$0.90	$3.31

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$136,215	$(145,604)	$(144,828)	$(132,797)	$(287,014)

Net realized and unrealized gain (loss)	$4,237,534	$(3,555,551)	$(5,985,376)	$(4,566,008)	$(9,869,401)
Net income (loss)	$4,373,749	$(3,701,155)	$(6,130,204)	$(4,698,805)	$(10,156,415)
Net increase (decrease) in net asset value per share	$1.02	$(1.09)	$(2.24)	$(1.96)	$(4.27)
PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(69,041)	$(70,877)	$(68,386)	$(72,296)	$(280,600)

Net realized and unrealized gain (loss)	$3,823,506	$(3,178,494)	$(684,698)	$(2,781,826)	$(2,821,512)
Net income (loss)	$3,754,465	$(3,249,371)	$(753,084)	$(2,854,122)	$(3,102,112)
Net increase (decrease) in net asset value per share	$6.17	$(2.93)	$0.13	$(3.09)	$0.28

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$15,678	$(41,386)	$(47,471)	$(50,453)	$(123,632)

Net realized and unrealized gain (loss)	$(3,253,908)	$(4,728,202)	$(1,332,476)	$(706,781)	$(10,021,367)
Net income (loss)	$(3,238,230)	$(4,769,588)	$(1,379,947)	$(757,234)	$(10,144,999)
Net increase (decrease) in net asset value per share	$(7.00)	$(10.56)	$(3.42)	$(0.61)	$(21.59)

PROSHARES ULTRASHORT SILVER
*

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(99,063)	$(78,184)	$(102,532)	$(90,145)	$(369,924)

Net realized and unrealized gain (loss)	$4,534,245	$(6,801,776)	$10,584,741	$(6,187,149)	$2,130,061
Net income (loss)	$4,435,182	$(6,879,960)	$10,482,209	$(6,277,294)	$1,760,137
Net increase (decrease) in net asset value per share	$0.19	$(4.55)	$7.90	$(4.50)	$(0.96)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$3,419	$(30,713)	$(94,990)	$(99,372)	$(221,656)

Net realized and unrealized gain (loss)	$5,032,696	$(6,631,810)	$(4,767,086)	$(11,865,871)	$(18,232,071)
Net income (loss)	$5,036,115	$(6,662,523)	$(4,862,076)	$(11,965,243)	$(18,453,727)
Net increase (decrease) in net asset value per share	$39.10	$(67.64)	$(39.73)	$(11.04)	$(79.31)
PROSHARES ULTRASHORT YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(62,957)	$(68,876)	$(54,645)	$(60,910)	$(247,388)

Net realized and unrealized gain (loss)	$4,161,315	$(47,391)	$7,512	$1,437,795	$5,559,231
Net income (loss)	$4,098,358	$(116,267)	$(47,133)	$1,376,885	$5,311,843
Net increase (decrease) in net asset value per share	$9.90	$0.23	$(0.01)	$5.05	$15.17

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$41,746	$(59,287)	$(55,870)	$(55,791)	$(129,202)

Net realized and unrealized gain (loss)	$(1,203,589)	$177,209	$(1,250,130)	$(1,005,096)	$(3,281,606)
Net income (loss)	$(1,161,843)	$117,922	$(1,306,000)	$(1,060,887)	$(3,410,808)
Net increase (decrease) in net asset value per share	$(2.27)	$0.50	$(3.65)	$(3.12)	$(8.54)
PROSHARES VIX
MID-TERM
FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(204,800)	$(227,144)	$(262,156)	$(311,713)	$(1,005,813)

Net realized and unrealized gain (loss)	$(4,736,206)	$(10,833,512)	$6,628,819	$(5,810,660)	$(14,751,559)
Net income (loss)	$(4,941,006)	$(11,060,656)	$6,366,663	$(6,122,373)	$(15,757,372)
Net increase (decrease) in net asset value per share	$(1.99)	$(4.23)	$1.71	$(1.61)	$(6.12)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$47,920	$(133,713)	$(204,460)	$(215,919)	$(506,172)

Net realized and unrealized gain (loss)	$23,739,395	$882,882	$2,507,925	$(10,528,768)	$16,601,434
Net income (loss)	$23,787,315	$749,169	$2,303,465	$(10,744,687)	$16,095,262
Net increase (decrease) in net asset value per share	$17.47	$1.66	$0.59	$(4.26)	$15.46
PROSHARES VIX SHORT-TERM FUTURES ETF
*

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,224,804)	$(897,582)	$(897,586)	$(902,979)	$(3,922,951)

Net realized and unrealized gain (loss)	$(130,065,447)	$(136,854,294)	$(9,700,136)	$(107,478,599)	$(384,098,476)
Net income (loss)	$(131,290,251)	$(137,751,876)	$(10,597,722)	$(108,381,578)	$(388,021,427)
Net increase (decrease) in net asset value per share	$(17.74)	$(13.20)	$(1.41)	$(7.56)	$(39.91)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net investment income (loss)	$144,025	$(443,622)	$(758,225)	$(835,140)	$(1,892,962)

Net realized and unrealized gain (loss)	$393,640,032	$(52,714,687)	$(74,563,669)	$(101,250,010)	$165,111,666
Net income (loss)	$393,784,057	$(53,158,309)	$(75,321,894)	$(102,085,150)	$163,218,704
Net increase (decrease) in net asset value per share	$102.64	$(40.13)	$(29.57)	$(27.10)	$5.84
See the Index to Financial Statements on Page 134 for a list of the financial statements being filed as part of this Annual Report on Form
10-K.
Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

**	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2021, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2021. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled
Internal Control – Integrated Framework (2013)
. Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.
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
As of December 31, 2021, the Sponsor serves as the Trust’s commodity pool operator.
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
Background and Principals
As of December 31, 2021, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied
and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied
and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240)
497-6400.
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
The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2021, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short Euro	$24,629
ProShares Short VIX Short-Term Futures ETF	4,358,107
ProShares Ultra Bloomberg Crude Oil	10,774,039
ProShares Ultra Bloomberg Natural Gas	1,031,508
ProShares Ultra Euro	37,450
ProShares Ultra Gold	2,262,422
ProShares Ultra Silver	5,912,386
ProShares Ultra VIX Short-Term Futures ETF	11,128,589
ProShares Ultra Yen	24,974
ProShares UltraShort Australian Dollar	27,977
ProShares UltraShort Bloomberg Crude Oil	847,440
ProShares UltraShort Bloomberg Natural Gas	1,104,237
ProShares UltraShort Euro	480,737
ProShares UltraShort Gold	271,758
ProShares UltraShort Silver	330,111
ProShares UltraShort Yen	260,096
ProShares VIX Mid-Term Futures ETF	858,979
ProShares VIX Short-Term Futures ETF	2,825,547
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.
Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$660,710	$711,260
Audit-Related Fees	60,000	57,000
Tax Fees	3,995,179	3,164,300
All Other Fees	—	—

Combined Trust:	$4,715,889	$3,932,560

Audit fees for the year ended December 31, 2021 consist of fees paid to PwC for the audit of the Funds’ December 31, 2021 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2021, for the review of the financial statements included in each Form
10-Q,
and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2020 consist of fees paid to PwC for the audit of the Funds’ December 31, 2020 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2020, for the review of the financial statements included in each Form
10-Q,
and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based
tax package product developed by PwC and a toll-free tax package support help line.

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

Part IV.
Item 15. Exhibits and Financial Statement Schedules.
Financial Statement Schedules
See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form
10-K.
Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities

31.1	Exchange Act of 1934, as amended (6)

Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities

31.2	Exchange Act of 1934, as amended (6)

Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted

32.1	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted

32.2	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
Item 16. Form
10-K
Summary.
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: February 25, 2022

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 25, 2022

ProShares Trust II
Financial Statements as of December 31,
2021
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-1
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short Euro	F-4
ProShares Short VIX Short-Term Futures ETF	F-10
ProShares Ultra Bloomberg Crude Oil	F-16
ProShares Ultra Bloomberg Natural Gas	F-22
ProShares Ultra Euro	F-28
ProShares Ultra Gold	F-34
ProShares Ultra Silver	F-40
ProShares Ultra VIX Short-Term Futures ETF	F-46
ProShares Ultra Yen	F-52
ProShares UltraShort Australian Dollar	F-58
ProShares UltraShort Bloomberg Crude Oil	F-64
ProShares UltraShort Bloomberg Natural Gas	F-70
ProShares UltraShort Euro	F-76
ProShares UltraShort Gold	F-82
ProShares UltraShort Silver	F-88
ProShares UltraShort Yen	F-94
ProShares VIX Mid-Term Futures ETF	F-100
ProShares VIX Short-Term Futures ETF	F-106
ProShares Trust II	F-112
Notes to Financial Statements	F-116

Report of Independent Registered Public Accounting Firm
To the
Sponsor of ProShares Trust II and Shareholders of each of the individual eighteen funds listed below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual eighteen funds listed below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2021 and 2020,
and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”).
We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the eighteen funds listed below as of December 31, 2021 and 2020
,
and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual eighteen funds listed below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
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
ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2021 and 2020, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021

(b)
Combined statements of financial condition as of December 31, 2021 and 2020, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021

Basis for Opinions
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

February 25, 2022
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

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Cash	$2,219,932	$4,105,781
Segregated cash balances with brokers for futures contracts	38,720	68,310
Receivable on open futures contracts	—	21,094
Interest receivable	93	175

Total assets	2,258,745	4,195,360

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	11,500	—
Payable to Sponsor	1,824	3,391
Non-recurring fees and expenses payable	—	14

Total liabilities	13,324	3,405

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,245,421	4,191,955

Total liabilities and shareholders’ equity	$2,258,745	$4,195,360

Shares outstanding	50,000	100,000

Net asset value per share	$44.91	$41.92

Market value per share (Note 2)	$44.92	$41.35

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures—CME, expires March 2022	16	$2,280,500	$(5,400)
See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures—CME, expires March 2021	27	$4,133,025	$(44,626)
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$1,451	$8,193	$314,021

Expenses
Management fee	24,629	24,443	135,292
Brokerage commissions	425	448	2,478
Non-recurring fees and expenses	—	79	—

Total expenses	25,054	24,970	137,770

Net investment income (loss)	(23,603)	(16,777)	176,251

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	183,708	(200,965)	972,479
Short-term U.S. government and agency obligations	947	—	1,186

Net realized gain (loss)	184,655	(200,965)	973,665

Change in net unrealized appreciation (depreciation) on
Futures contracts	39,226	(30,626)	29,281
Short-term U.S. government and agency obligations	—	(30)	32

Change in net unrealized appreciation (depreciation)	39,226	(30,656)	29,313

Net realized and unrealized gain (loss)	223,881	(231,621)	1,002,978

Net income (loss)	$200,278	$(248,398)	$1,179,229

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$4,191,955	$2,282,195	$8,619,686

Addition of –, 50,000 and 300,000 shares, respectively	—	2,158,158	13,205,150
Redemption of 50,000, – and 450,000 shares, respectively	(2,146,812)	—	(20,721,870)

Net addition (redemption) of (50,000), 50,000 and (150,000) shares, respectively	(2,146,812)	2,158,158	(7,516,720)

Net investment income (loss)	(23,603)	(16,777)	176,251
Net realized gain (loss)	184,655	(200,965)	973,665
Change in net unrealized appreciation (depreciation)	39,226	(30,656)	29,313

Net income (loss)	200,278	(248,398)	1,179,229

Shareholders’ equity, end of period	$2,245,421	$4,191,955	$2,282,195

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$200,278	$(248,398)	$1,179,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,999,562)	—	(411,178,062)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,000,947	747,000	411,237,264
Net amortization and accretion on short-term U.S. government and agency obligations	(438)	(1,225)	(204,360)
Net realized ( gain ) loss on investments	(947)	—	(1,186)
Change in unrealized ( appreciation ) depreciation on investments	—	30	(32)
Decrease (Increase) in receivable on open futures contracts	21,094	(21,094)	—
Decrease (Increase) in interest receivable	82	2,259	5,207
Increase (Decrease) in payable to Sponsor	(1,567)	1,531	(5,130)
Increase (Decrease) in payable on open futures contracts	11,500	(5,100)	(150)
Increase (Decrease) in non-recurring fees and expenses payable	(14)	14	—

Net cash provided by (used in) operating activities	231,373	475,017	1,032,780

Cash flow from financing activities
Proceeds from addition of shares	—	2,158,158	13,205,150
Payment on shares redeemed	(2,146,812)	—	(20,721,870)

Net cash provided by (used in) financing activities	(2,146,812)	2,158,158	(7,516,720)

Net increase (decrease) in cash	(1,915,439)	2,633,175	(6,483,940)

Cash, beginning of period	4,174,091	1,540,916	8,024,856

Cash, end of period	$2,258,652	$4,174,091	$1,540,916

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $147,851,244 and $69,998,727, respectively)	$147,815,719	$69,999,639
Cash	44,359,519	132,392,153
Segregated cash balances with brokers for futures contracts	138,651,465	134,187,067
Receivable on open futures contracts	99,544,338	74,226,825
Interest receivable	2,868	4,384

Total assets	430,373,909	410,810,068

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,125,130	—
Payable on open futures contracts	—	996,159
Brokerage commissions and futures account fees payable	104,312	114,522
Payable to Sponsor	331,873	326,566
Non-recurring fees and expenses payable	—	1,353

Total liabilities	6,561,315	1,438,600

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	423,812,594	409,371,468

Total liabilities and shareholders’ equity	$430,373,909	$410,810,068

Shares outstanding	6,884,307	9,884,307

Net asset value per share	$61.56	$41.42

Market value per share (Note 2)	$61.55	$41.44

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.046% due 01/20/22	$10,000,000	$9,999,811
0.050% due 02/17/22	31,000,000	30,998,063
0.041% due 03/17/22	30,000,000	29,996,655
0.223% due 11/03/22	77,000,000	76,821,190

Total short-term U.S. government and agency obligations
(cost $147,851,244)		$147,815,719

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2022	6,294	$123,831,303	$28,584,476
VIX Futures—Cboe, expires February 2022	4,000	87,882,000	2,690,802

			$31,275,278

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.090% due 01/07/21	$60,000,000	$59,999,778
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations
(cost $69,998,727)		$69,999,639

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2021	4,169	$98,701,075	$7,057,940
VIX Futures—Cboe, expires February 2021	4,161	106,417,575	1,290,843

			$8,348,783

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$101,467	$941,584	$5,618,666

Expenses
Management fee	4,358,107	4,469,701	3,333,950
Brokerage commissions	848,956	712,651	723,282
Futures account fees	1,036,798	1,005,403	721
Non-recurring fees and expenses	—	23,391	398,550

Total expenses	6,243,861	6,211,146	4,456,503

Net investment income (loss)	(6,142,394)	(5,269,562)	1,162,163

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	194,879,700	(72,609,314)	125,639,084
Short-term U.S. government and agency obligations	118,624	(768)	2,755

Net realized gain (loss)	194,998,324	(72,610,082)	125,641,839

Change in net unrealized appreciation (depreciation) on
Futures contracts	22,926,495	(1,906,089)	24,731,073
Short-term U.S. government and agency obligations	(36,437)	(1,774)	2,686

Change in net unrealized appreciation (depreciation)	22,890,058	(1,907,863)	24,733,759

Net realized and unrealized gain (loss)	217,888,382	(74,517,945)	150,375,598

Net income (loss)	$211,745,988	$(79,787,507)	$151,537,761

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$409,371,468	$284,437,179	$344,596,263

Addition of 5,100,000, 27,050,000 and 1,500,000 shares, respectively	242,419,979	961,417,953	84,372,594
Redemption of 8,100,000, 21,500,000 and 5,300,000 shares, respectively	(439,724,841)	(756,696,157)	(296,069,439)

Net addition (redemption) of (3,000,000), 5,550,000 and (3,800,000) shares, respectively	(197,304,862)	204,721,796	(211,696,845)

Net investment income (loss)	(6,142,394)	(5,269,562)	1,162,163
Net realized gain (loss)	194,998,324	(72,610,082)	125,641,839
Change in net unrealized appreciation (depreciation)	22,890,058	(1,907,863)	24,733,759

Net income (loss)	211,745,988	(79,787,507)	151,537,761

Shareholders’ equity, end of period	$423,812,594	$409,371,468	$284,437,179

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$211,745,988	$(79,787,507)	$151,537,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(619,782,627)	(509,581,499)	(5,155,156,465)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	542,110,382	496,998,196	5,100,473,064
Net amortization and accretion on short-term U.S. government and agency obligations	(61,648)	(489,442)	(2,240,594)
Net realized ( gain ) loss on investments	(118,624)	768	(2,755)
Change in unrealized ( appreciation ) depreciation on investments	36,437	1,774	(2,686)
Decrease (Increase) in receivable on open futures contracts	(25,317,513)	(14,174,500)	3,248,564
Decrease (Increase) in interest receivable	1,516	118,830	19,008
Increase (Decrease) in payable to Sponsor	5,307	114,683	(85,383)
Increase (Decrease) in brokerage commissions and futures account fees payable	(10,210)	114,522	—
Increase (Decrease) in payable on open futures contracts	(996,159)	996,159	(15,448,037)
Increase (Decrease) in non-recurring fees and expenses payable	(1,353)	1,353	—

Net cash provided by (used in) operating activities	107,611,496	(105,686,663)	82,342,477

Cash flow from financing activities
Proceeds from addition of shares	242,419,979	961,417,953	84,372,594
Payment on shares redeemed	(433,599,711)	(756,696,157)	(296,069,439)

Net cash provided by (used in) financing activities	(191,179,732)	204,721,796	(211,696,845)

Net increase (decrease) in cash	(83,568,236)	99,035,133	(129,354,368)
Cash, beginning of period	266,579,220	167,544,087	296,898,455

Cash, end of period	$183,010,984	$266,579,220	$167,544,087

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $848,800,309 and $219,996,153, respectively)	$848,757,567	$219,998,394
Cash	86,582,912	491,732,847
Segregated cash balances with brokers for futures contracts	130,704,477	175,526,749
Unrealized appreciation on swap agreements	63,928,293	18,242,195
Receivable on open futures contracts	—	1,611,608
Interest receivable	3,523	21,388

Total assets	1,129,976,772	907,133,181

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,627,934
Payable on open futures contracts	25,317,560	—
Brokerage commissions and futures account fees payable	24,677	—
Payable to Sponsor	850,965	728,955
Non-recurring fees and expenses payable	—	37,042

Total liabilities	26,193,202	4,393,931

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,103,783,570	902,739,250

Total liabilities and shareholders’ equity	$1,129,976,772	$907,133,181

Shares outstanding	12,810,774	24,810,774

Net asset value per share	$86.16	$36.38

Market value per share (Note 2)	$86.78	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.042% due 01/20/22 †	$175,000,000	$174,996,693
0.048% due 02/17/22 †	308,000,000	307,980,750
0.043% due 03/17/22	285,000,000	284,968,222
0.223% due 11/03/22	81,000,000	80,811,902

Total short-term U.S. government and agency obligations (cost $848,800,309)		$848,757,567

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil—NYMEX, expires March 2022	5,530	$414,086,400	$47,369,777
WTI Crude Oil—NYMEX, expires June 2022	5,709	418,869,330	77,415,002
WTI Crude Oil—NYMEX, expires December 2022	5,924	413,672,920	22,670,746

			$147,455,525

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/06/22	$148,013,752	$9,839,441
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/22	209,403,677	13,920,431
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/22	256,365,929	17,042,319
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/22	139,690,137	9,295,046
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/22	207,959,236	13,831,056

			Total Unrealized Appreciation	$63,928,293

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(24% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.085% due 01/07/2 1 †	$200,000,000	$199,999,260
0.073% due 01/28/21 †	20,000,000	19,999,134

Total short-term U.S. government and agency obligations (cost $219,996,153)		$219,998,394

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires March 2021	10,134	$492,816,420	$28,561,931
WTI Crude Oil—NYMEX, expires June 2021	9,783	475,747,290	73,681,595
WTI Crude Oil—NYMEX, expires December 2021	9,650	460,112,000	42,320,513

			$144,564,039

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.50%	01/06/21	$28,462,300	$1,377,243
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.45	01/06/21	226,338,741	10,959,227
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/21	34,593,561	1,679,334
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/21	87,117,995	4,226,391

			Total Unrealized Appreciation	$18,242,195

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$488,829	$1,930,769	$7,627,706

Expenses
Management fee	10,774,039	9,256,478	3,612,580
Brokerage commissions	871,807	2,144,028	150,542
Futures account fees	798,214	1,491,895	—
Non-recurring fees and expenses	27,975	61,679	—

Total expenses	12,472,035	12,954,080	3,763,122

Net investment income (loss)	(11,983,206)	(11,023,311)	3,864,584

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	696,172,213	349,362,849	22,428,157
Swap agreements	256,577,496	(1,037,821,211)	121,742,316
Short-term U.S. government and agency obligations	76,422	159,318	18,336

Net realized gain (loss)	952,826,131	(688,299,044)	144,188,809

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,891,486	143,798,464	14,805,876
Swap agreements	45,686,098	(3,572,395)	94,581,715
Short-term U.S. government and agency obligations	(44,983)	(11,697)	8,747

Change in net unrealized appreciation (depreciation)	48,532,601	140,214,372	109,396,338

Net realized and unrealized gain (loss)	1,001,358,732	(548,084,672)	253,585,147

Net income (loss)	$989,375,526	$(559,107,983)	$257,449,731

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$902,739,250	$309,844,582	$368,399,654

Addition of 7,300,000, 120,812,000 and 1,362,000 shares, respectively	448,859,664	3,910,951,510	569,843,253
Redemption of 19,300,000, 96,609,679 and 1,882,000 shares, respectively	(1,237,190,870)	(2,758,948,859)	(885,848,056)

Net addition (redemption) of (12,000,000), 24,202,321 and (520,000) shares, respectively	(788,331,206)	1,152,002,651	(316,004,803)

Net investment income (loss)	(11,983,206)	(11,023,311)	3,864,584
Net realized gain (loss)	952,826,131	(688,299,044)	144,188,809
Change in net unrealized appreciation (depreciation)	48,532,601	140,214,372	109,396,338

Net income (loss)	989,375,526	(559,107,983)	257,449,731

Shareholders’ equity, end of period	$1,103,783,570	$902,739,250	$309,844,582

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$989,375,526	$(559,107,983)	$257,449,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,786,468,099)	(629,750,456)	(3,985,480,476)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,158,071,076	611,325,152	4,072,626,713
Net amortization and accretion on short-term U.S. government and agency obligations	(330,711)	(1,310,006)	(6,731,717)
Net realized ( gain ) loss on investments	(76,422)	(159,318)	(18,336)
Change in unrealized ( appreciation ) depreciation on investments	(45,641,115)	3,584,092	(94,590,462)
Decrease (Increase) in receivable on open futures contracts	1,611,608	(1,611,608)	190,440
Decrease (Increase) in interest receivable	17,865	101,833	(60,707)
Increase (Decrease) in payable to Sponsor	122,010	470,756	(29,037)
Increase (Decrease) in brokerage commissions and futures account fees payable	24,677	—	—
Increase (Decrease) in payable on open futures contracts	25,317,560	(266,056)	(45,759)
Increase (Decrease) in non-recurring fees and expenses payable	(37,042)	37,042	—

Net cash provided by (used in) operating activities	341,986,933	(576,686,552)	243,310,390

Cash flow from financing activities
Proceeds from addition of shares	448,859,664	3,910,951,510	582,834,917
Payment on shares redeemed	(1,240,818,804)	(2,755,320,925)	(885,848,056)

Net cash provided by (used in) financing activities	(791,959,140)	1,155,630,585	(303,013,139)

Net increase (decrease) in cash	(449,972,207)	578,944,033	(59,702,749)
Cash, beginning of period	667,259,596	88,315,563	148,018,312

Cash, end of period	$217,287,389	$667,259,596	$88,315,563

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $90,936,719 and $29,999,585, respectively)	$90,922,438	$29,999,889
Cash	6,846,634	92,972,312
Segregated cash balances with brokers for futures contracts	47,289,091	44,320,410
Receivable from capital shares sold	20,448,741	—
Receivable on open futures contracts	33,998,620	13,775,851
Interest receivable	1,130	4,326

Total assets	199,506,654	181,072,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	11,132,546
Payable on open futures contracts	5,403,658	—
Brokerage commissions and futures account fees payable	63,628	—
Payable to Sponsor	147,190	139,455
Non-recurring fees and expenses payable	—	416

Total liabilities	5,614,476	11,272,417

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	193,892,178	169,800,371

Total liabilities and shareholders’ equity	$199,506,654	$181,072,788

Shares outstanding	7,587,527	8,087,527

Net asset value per share	$25.55	$21.00

Market value per share (Note 2)	$26.09	$21.07

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$10,000,000	$9,999,811
0.051% due 02/17/22	49,000,000	48,996,937
0.223% due 11/03/22	32,000,000	31,925,690

Total short-term U.S. government and agency obligations
(cost $90,936,719)		$90,922,438

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires March 2022	10,905	$387,890,850	$(8,206,161)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.085% due 01/07/21	$30,000,000	$29,999,889

Total short-term U.S. government and agency obligations
(cost $29,999,585)		$29,999,889

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires March 2021	13,444	$339,595,440	$6,500,721

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$50,091	$206,527	$589,183

Expenses
Management fee	1,031,508	674,810	297,043
Brokerage commissions	352,618	377,630	129,752
Futures account fees	275,824	92,442	—
Non-recurring fees and expenses	—	1,545	—

Total expenses	1,659,950	1,146,427	426,795

Net investment income (loss)	(1,609,859)	(939,900)	162,388

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(51,858,807)	(53,327,855)	(32,380,194)
Short-term U.S. government and agency obligations	8,324	1,058	(24)

Net realized gain (loss)	(51,850,483)	(53,326,797)	(32,380,218)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(14,706,882)	9,152,949	7,670,935
Short-term U.S. government and agency obligations	(14,585)	(1,086)	1,679

Change in net unrealized appreciation (depreciation)	(14,721,467)	9,151,863	7,672,614

Net realized and unrealized gain (loss)	(66,571,950)	(44,174,934)	(24,707,604)

Net income (loss)	$(68,181,809)	$(45,114,834)	$(24,545,216)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$169,800,371	$45,160,205	$14,617,440

Addition of 15,350,000, 16,685,000 and 825,000 shares, respectively	613,708,303	457,281,516	115,544,309
Redemption of 15,850,000, 9,135,288 and 345,000 shares, respectively	(521,434,687)	(287,526,516)	(60,456,328)

Net addition (redemption) of (500,000), 7,549,712 and 480,000 shares, respectively	92,273,616	169,755,000	55,087,981

Net investment income (loss)	(1,609,859)	(939,900)	162,388
Net realized gain (loss)	(51,850,483)	(53,326,797)	(32,380,218)
Change in net unrealized appreciation (depreciation)	(14,721,467)	9,151,863	7,672,614

Net income (loss)	(68,181,809)	(45,114,834)	(24,545,216)

Shareholders’ equity, end of period	$193,892,178	$169,800,371	$45,160,205

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(68,181,809)	$(45,114,834)	$(24,545,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(289,900,679)	(115,881,108)	(409,196,437)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	229,000,330	113,563,630	390,337,650
Net amortization and accretion on short-term U.S. government and agency obligations	(28,461)	(152,125)	(289,445)
Net realized ( gain ) loss on investments	(8,324)	(1,058)	24
Change in unrealized ( appreciation ) depreciation on investments	14,585	1,086	(1,679)
Decrease (Increase) in receivable on open futures contracts	(20,222,769)	(13,738,827)	(37,024)
Decrease (Increase) in interest receivable	3,196	6,265	917
Increase (Decrease) in payable to Sponsor	7,735	102,669	12,673
Increase (Decrease) in brokerage commissions and futures account fees payable	63,628	—	—
Increase (Decrease) in payable on open futures contracts	5,403,658	—	(3,309,741)
Increase (Decrease) in non-recurring fees and expenses payable	(416)	416	—

Net cash provided by (used in) operating activities	(143,849,326)	(61,213,886)	(47,028,278)

Cash flow from financing activities
Proceeds from addition of shares	593,259,562	457,281,516	118,073,066
Payment on shares redeemed	(532,567,233)	(276,393,970)	(60,456,328)

Net cash provided by (used in) financing activities	60,692,329	180,887,546	57,616,738

Net increase (decrease) in cash	(83,156,997)	119,673,660	10,588,460
Cash, beginning of period	137,292,722	17,619,062	7,030,602

Cash, end of period	$54,135,725	$137,292,722	$17,619,062

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $998,130 and $—, respectively)	$997,678	$—
Cash	6,891,458	4,045,092
Segregated cash balances with brokers for foreign currency forward contracts	691,000	607,000
Unrealized appreciation on foreign currency forward contracts	84,150	89,103
Interest receivable	153	162

Total assets	8,664,439	4,741,357

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,846	3,625
Unrealized depreciation on foreign currency forward contracts	1,498	367
Non-recurring fees and expenses payable	—	15

Total liabilities	5,344	4,007

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,659,095	4,737,350

Total liabilities and shareholders’ equity	$8,664,439	$4,741,357

Shares outstanding	650,000	300,000

Net asset value per share	$13.32	$15.79

Market value per share (Note 2)	$13.33	$15.81

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(12% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$1,000,000	$997,678

Total short-term U.S. government and agency obligations (cost $998,130)		$997,678

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/14/22	4,308,921	$4,903,655	$10,301
Euro with UBS AG	01/14/22	11,055,502	12,581,426	73,849

			Total Unrealized Appreciation	$84,150

Contracts to Sell
Euro with UBS AG	01/14/22	(138,000)	$(157,048)	$(1,498)

			Total Unrealized Depreciation	$(1,498)

^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$1,922	$16,819	$121,071

Expenses
Management fee	37,450	44,302	62,543
Non-recurring fees and expenses	—	123	—

Total expenses	37,450	44,425	62,543

Net investment income (loss)	(35,528)	(27,606)	58,528

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(500,185)	504,035	(722,691)
Short-term U.S. government and agency obligations	1,250	—	—

Net realized gain (loss)	(498,935)	504,035	(722,691)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(6,084)	(21,261)	52,059
Short-term U.S. government and agency obligations	(452)	(208)	215

Change in net unrealized appreciation (depreciation)	(6,536)	(21,469)	52,274

Net realized and unrealized gain (loss)	(505,471)	482,566	(670,417)

Net income (loss)	$(540,999)	$454,960	$(611,889)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$4,737,350	$6,204,424	$7,544,569

Addition of 500,000, 250,000 and 100,000 shares, respectively	6,745,474	3,616,577	1,422,682
Redemption of 150,000, 400,000 and 150,000 shares, respectively	(2,282,730)	(5,538,611)	(2,150,938)

Net addition (redemption) of 350,000, (150,000) and (50,000) shares, respectively	4,462,744	(1,922,034)	(728,256)

Net investment income (loss)	(35,528)	(27,606)	58,528
Net realized gain (loss)	(498,935)	504,035	(722,691)
Change in net unrealized appreciation (depreciation)	(6,536)	(21,469)	52,274

Net income (loss)	(540,999)	454,960	(611,889)

Shareholders’ equity, end of period	$8,659,095	$4,737,350	$6,204,424

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(540,999)	$454,960	$(611,889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,997,449)	(1,395,795)	(69,587,460)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,001,250	5,375,000	67,150,000
Net amortization and accretion on short-term U.S. government and agency obligations	(681)	(9,001)	(36,079)
Net realized (gain) loss on investments	(1,250)	—	—
Change in unrealized ( appreciation ) depreciation on investments	6,536	21,469	(52,274)
Decrease (Increase) in interest receivable	9	1,334	5,222
Increase (Decrease) in payable to Sponsor	221	(1,293)	(1,097)
Increase (Decrease) in non-recurring fees and expenses payable	(15)	15	—

Net cash provided by (used in) operating activities	(1,532,378)	4,446,689	(3,133,577)

Cash flow from financing activities
Proceeds from addition of shares	6,745,474	3,616,577	1,422,682
Payment on shares redeemed	(2,282,730)	(5,538,611)	(2,150,938)

Net cash provided by (used in) financing activities	4,462,744	(1,922,034)	(728,256)

Net increase (decrease) in cash	2,930,366	2,524,655	(3,861,833)
Cash, beginning of period	4,652,092	2,127,437	5,989,270

Cash, end of period	$7,582,458	$4,652,092	$2,127,437

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $207,964,168 and $74,998,283, respectively)	$207,956,320	$74,999,467
Cash	9,328,332	164,381,859
Segregated cash balances with brokers for futures contracts	6,093,750	11,581,250
Segregated cash balances with brokers for swap agreements	—	7,489,000
Unrealized appreciation on swap agreements	8,639,188	5,140,980
Receivable on open futures contracts	944,644	148,784
Interest receivable	690	6,531

Total assets	232,962,924	263,747,871

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	4,034	–
Payable to Sponsor	178,356	206,394
Non-recurring fees and expenses payable	—	1,004

Total liabilities	182,390	207,398

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	232,780,534	263,540,473

Total liabilities and shareholders’ equity	$232,962,924	$263,747,871

Shares outstanding	3,900,000	3,900,000

Net asset value per share	$59.69	$67.57

Market value per share (Note 2)	$59.81	$68.20

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$50,000,000	$49,999,055
0.043% due 02/17/22 †	119,000,000	118,992,563
0.041% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	14,000,000	13,967,489

Total short-term U.S. government and agency obligations (cost $207,964,168)		$207,956,320

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires February 2022	775	$141,716,500	$654,894
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/22	$111,470,102	$2,974,490
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/22	96,328,238	2,570,443
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/22	115,958,326	3,094,255

			Total Unrealized Appreciation	$8,639,188

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.091% due 01/07/21 †	$50,000,000	$49,999,815
0.110% due 01/14/21 †	25,000,000	24,999,652

Total short-term U.S. government and agency obligations (cost $74,998,283)		$74,999,467

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires February 2021	995	$188,562,450	$2,646,874
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/21	$116,501,753	$1,770,050
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/21	100,676,400	1,529,612
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/21	121,192,569	1,841,318

			Total Unrealized Appreciation	$5,140,980

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$92,581	$594,847	$1,798,692

Expenses
Management fee	2,262,422	1,916,092	884,410
Brokerage commissions	41,241	39,462	11,345
Futures account fees	77,793	59,069	—
Non-recurring fees and expenses	—	4,754	—

Total expenses	2,381,456	2,019,377	895,755

Net investment income (loss)	(2,288,875)	(1,424,530)	902,937

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,433,003)	4,738,126	2,697,508
Swap agreements	(18,911,561)	30,713,920	12,099,826
Forward agreements	—	—	4,790,603
Short-term U.S. government and agency obligations	20,618	—	402

Net realized gain (loss)	(31,323,946)	35,452,046	19,588,339

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,991,980)	398,360	2,175,844
Swap agreements	3,498,208	(749,280)	5,890,260
Forward agreements	—	—	(4,253,301)
Short-term U.S. government and agency obligations	(9,032)	(2,230)	2,887

Change in net unrealized appreciation (depreciation)	1,497,196	(353,150)	3,815,690

Net realized and unrealized gain (loss)	(29,826,750)	35,098,896	23,404,029

Net income (loss)	$(32,115,625)	$33,674,366	$24,306,966

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$263,540,473	$110,726,032	$83,523,294

Addition of 1,350,000, 3,500,000 and 900,000 shares, respectively	80,907,462	227,961,338	38,466,355
Redemption of 1,350,000, 1,850,000 and 900,000 shares, respectively	(79,551,776)	(108,821,263)	(35,570,583)

Net addition (redemption) of –, 1,650,000 and – shares, respectively	1,355,686	119,140,075	2,895,772

Net investment income (loss)	(2,288,875)	(1,424,530)	902,937
Net realized gain (loss)	(31,323,946)	35,452,046	19,588,339
Change in net unrealized appreciation (depreciation)	1,497,196	(353,150)	3,815,690

Net income (loss)	(32,115,625)	33,674,366	24,306,966

Shareholders’ equity, end of period	$232,780,534	$263,540,473	$110,726,032

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(32,115,625)	$33,674,366	$24,306,966
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(630,901,758)	(491,677,717)	(909,144,427)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	498,020,144	483,257,000	886,380,072
Net amortization and accretion on short-term U.S. government and agency obligations	(63,653)	(402,982)	(1,468,620)
Net realized (gain) loss on investments	(20,618)	—	(402)
Change in unrealized (appreciation) depreciation on investments	(3,489,176)	751,510	(1,639,846)
Decrease (Increase) in receivable on open futures contracts	(795,860)	21,289	(170,073)
Decrease (Increase) in interest receivable	5,841	39,390	(30,618)
Increase (Decrease) in payable to Sponsor	(28,038)	121,451	20,500
Increase (Decrease) in brokerage commissions and futures account fees payable	4,034	—	—
Increase (Decrease) in payable on open futures contracts	—	—	(7,990)
Increase (Decrease) in non-recurring fees and expenses payable	(1,004)	1,004	—

Net cash provided by (used in) operating activities	(169,385,713)	25,785,311	(1,754,438)

Cash flow from financing activities
Proceeds from addition of shares	80,907,462	227,961,338	38,466,355
Payment on shares redeemed	(79,551,776)	(108,821,263)	(39,283,237)

Net cash provided by (used in) financing activities	1,355,686	119,140,075	(816,882)

Net increase (decrease) in cash	(168,030,027)	144,925,386	(2,571,320)
Cash, beginning of period	183,452,109	38,526,723	41,098,043

Cash, end of period	$15,422,082	$183,452,109	$38,526,723

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $451,896,236 and $244,987,251, respectively)	$451,872,982	$244,993,989
Cash	10,985,565	301,951,458
Segregated cash balances with brokers for futures contracts	14,502,938	66,062,502
Segregated cash balances with brokers for swap agreements	—	78,388,000
Unrealized appreciation on swap agreements	40,591,699	56,752,666
Receivable on open futures contracts	1,384,919	—
Interest receivable	1,582	10,698

Total assets	519,339,685	748,159,313

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,483,770	—
Payable on open futures contracts	—	2,312,939
Brokerage commissions and futures account fees payable	9,833	—
Payable to Sponsor	392,488	539,986
Non-recurring fees and expenses payable	—	2,360

Total liabilities	3,886,091	2,855,285

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	515,453,594	745,304,028

Total liabilities and shareholders’ equity	$519,339,685	$748,159,313

Shares outstanding	14,796,526	14,696,526

Net asset value per share	$34.84	$50.71

Market value per share (Note 2)	$34.74	$51.28

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 01/20/22 †	$115,000,000	$114,997,827
0.042% due 02/17/22 †	159,000,000	158,990,062
0.044% due 03/17/22 †	135,000,000	134,984,948
0.223% due 11/03/22	43,000,000	42,900,145

Total short-term U.S. government and agency obligations (cost $451,896,236)		$451,872,982

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires March 2022	1,345	$157,042,200	$2,506,545
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/22	$232,088,114	$10,785,304
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/22	232,177,948	10,781,897
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/22	216,331,853	10,046,034
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/22	193,206,858	8,978,464

			Total Unrealized Appreciation	$40,591,699

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.094% due 01/07/21 †	$95,000,000	$94,999,649
0.110% due 01/14/21 †	50,000,000	49,999,305
0.113% due 01/28/21 †	50,000,000	49,997,835
0.112% due 02/04/21 †	50,000,000	49,997,200

Total short-term U.S. government and agency obligations (cost $244,987,251)		$244,993,989

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires March 2021	3,971	$524,410,259	$37,190,212
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/21	$294,747,134	$18,010,776
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/21	211,716,341	12,930,574
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/21	239,421,584	12,353,706
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/21	220,234,368	13,457,610

			Total Unrealized Appreciation	$56,752,666

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$261,655	$1,134,396	$3,823,565

Expenses
Management fee	5,912,386	3,944,697	1,928,478
Brokerage commissions	145,545	141,650	38,814
Futures account fees	296,749	215,791	3
Non-recurring fees and expenses	—	6,303	—

Total expenses	6,354,680	4,308,441	1,967,295

Net investment income (loss)	(6,093,025)	(3,174,045)	1,856,270

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(37,880,546)	60,388,914	2,780,204
Swap agreements	(134,594,684)	86,825,518	(779,534)
Forward agreements	—	—	32,366,374
Short-term U.S. government and agency obligations	27,351	1,039	7,099

Net realized gain (loss)	(172,447,879)	147,215,471	34,374,143

Change in net unrealized appreciation (depreciation) on
Futures contracts	(34,683,667)	31,465,663	5,383,813
Swap agreements	(16,160,967)	31,616,768	25,135,898
Forward agreements	—	—	(26,301,717)
Short-term U.S. government and agency obligations	(29,992)	(282)	5,107

Change in net unrealized appreciation (depreciation)	(50,874,626)	63,082,149	4,223,101

Net realized and unrealized gain (loss)	(223,322,505)	210,297,620	38,597,244

Net income (loss)	$(229,415,530)	$207,123,575	$40,453,514

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$745,304,028	$239,254,842	$201,824,376

Addition of 4,500,000, 13,500,000 and 2,300,000 shares, respectively	206,892,549	582,867,657	62,741,459
Redemption of 4,400,000, 6,350,000 and 2,400,000 shares, respectively	(207,327,453)	(283,942,046)	(65,764,507)

Net addition (redemption) of 100,000, 7,150,000 and (100,000) shares, respectively	(434,904)	298,925,611	(3,023,048)

Net investment income (loss)	(6,093,025)	(3,174,045)	1,856,270
Net realized gain (loss)	(172,447,879)	147,215,471	34,374,143
Change in net unrealized appreciation (depreciation)	(50,874,626)	63,082,149	4,223,101

Net income (loss)	(229,415,530)	207,123,575	40,453,514

Shareholders’ equity, end of period	$515,453,594	$745,304,028	$239,254,842

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(229,415,530)	$207,123,575	$40,453,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,706,698,844)	(874,359,829)	(1,737,254,759)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,500,025,772	765,701,010	1,728,644,437
Net amortization and accretion on short-term U.S. government and agency obligations	(208,562)	(790,312)	(3,125,767)
Net realized (gain) loss on investments	(27,351)	(1,039)	(7,099)
Change in unrealized (appreciation) depreciation on investments	16,190,959	(31,616,486)	1,160,712
Decrease (Increase) in receivable on open futures contracts	(1,384,919)	—	—
Decrease (Increase) in interest receivable	9,116	81,022	(75,414)
Increase (Decrease) in payable to Sponsor	(147,498)	363,383	26,984
Increase (Decrease) in brokerage commissions and futures account fees payable	9,833	—	—
Increase (Decrease) in payable on open futures contracts	(2,312,939)	1,914,003	351,360
Increase (Decrease) in non-recurring fees and expenses payable	(2,360)	2,360	—

Net cash provided by (used in) operating activities	(423,962,323)	68,417,687	30,173,968

Cash flow from financing activities
Proceeds from addition of shares	206,892,549	582,867,657	62,741,459
Payment on shares redeemed	(203,843,683)	(283,942,046)	(65,764,507)

Net cash provided by (used in) financing activities	3,048,866	298,925,611	(3,023,048)

Net increase (decrease) in cash	(420,913,457)	367,343,298	27,150,920
Cash, beginning of period	446,401,960	79,058,662	51,907,742

Cash, end of period	$25,488,503	$446,401,960	$79,058,662

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $221,725,609 and $244,990,791, respectively)	$221,660,593	$244,995,969
Cash	108,688,034	181,991,996
Segregated cash balances with brokers for futures contracts	463,432,845	879,704,000
Segregated cash balances with brokers for swap agreements	—	7,976,000
Receivable from capital shares sold	—	49,086,388
Receivable on open futures contracts	33,597,688	16,422,512
Interest receivable	5,060	7,054

Total assets	827,384,220	1,380,183,919

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,447,456	22,424,475
Brokerage commissions and futures account fees payable	167,855	485,039
Payable to Sponsor	611,836	1,040,582
Unrealized depreciation on swap agreements	477,437	24,807
Non-recurring fees and expenses payable	—	4,817

Total liabilities	10,704,584	23,979,720

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	816,679,636	1,356,204,199

Total liabilities and shareholders’ equity	$827,384,220	$1,380,183,919

Shares outstanding (Note 1)	65,828,420	12,713,091

Net asset value per share (Note 1)	$12.41	$106.68

Market value per share (Note 1)(Note 2)	$12.43	$106.50

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.046% due 01/20/22	$25,000,000	$24,999,527
0.053% due 02/17/22 †	28,000,000	27,998,250
0.051% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	144,000,000	143,665,603

Total short-term U.S. government and agency obligations (cost $221,725,609)		$221,660,593

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2022	34,949	$687,604,101	$(112,392,632)
VIX Futures—Cboe, expires February 2022	22,236	488,536,038	(13,964,125)

			$(126,356,757)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	0.98%	01/31/22	$48,872,875	$(477,437)

			Total Unrealized Depreciation	$(477,437)

†	All or partial amount pledged as collateral for swap contracts.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.088% due 01/07/21	$145,000,000	$144,999,464
0.110% due 01/14/21 †	50,000,000	49,999,305
0.112% due 02/04/21	50,000,000	49,997,200

Total short-term U.S. government and agency obligations (cost $244,990,791)		$244,995,969

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2021	40,738	$964,472,150	$(31,701,350)
VIX Futures—Cboe, expires February 2021	40,764	1,042,539,300	(16,823,316)

			$(48,524,666)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	1.00%	01/27/21	$25,901,097	$(24,807)

			Total Unrealized Depreciation	$(24,807)

†	All or partial amount pledged as collateral for futures contracts.
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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$249,487	$1,707,491	$7,903,309

Expenses
Management fee	11,128,589	8,835,385	4,819,171
Brokerage commissions	5,427,481	3,620,606	2,936,813
Futures account fees	3,850,402	2,860,084	24,765
Non-recurring fees and expenses	—	15,297	27,508

Total expenses	20,406,472	15,331,372	7,808,257

Net investment income (loss)	(20,156,985)	(13,623,881)	95,052

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,860,561,641)	(634,239,605)	(561,156,010)
Swap agreements	(122,952,954)	1,997,567	(51,702,622)
Short-term U.S. government and agency obligations	99,746	—	18,591

Net realized gain (loss)	(1,983,414,849)	(632,242,038)	(612,840,041)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(77,832,091)	(2,127,885)	(78,900,746)
Swap agreements	(452,630)	184,977	1,121,165
Short-term U.S. government and agency obligations	(70,194)	(7,552)	12,730

Change in net unrealized appreciation (depreciation)	(78,354,915)	(1,950,460)	(77,766,851)

Net realized and unrealized gain (loss)	(2,061,769,764)	(634,192,498)	(690,606,892)

Net income (loss)	$(2,081,926,749)	$(647,816,379)	$(690,511,840)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$1,356,204,199	$527,636,003	$214,304,871

Addition of 135,235,000, 15,405,000 and 8,375,000 shares, respectively (Note 1)	4,325,482,924	3,359,993,617	2,454,259,697
Redemption of 82,119,671, 6,855,000 and 4,475,000 shares, respectively (Note 1)	(2,783,080,738)	(1,883,609,042)	(1,450,416,725)

Net addition (redemption) of 53,115,329, 8,550,000 and 3,900,000 shares, respectively (Note 1)	1,542,402,186	1,476,384,575	1,003,842,972

Net investment income (loss)	(20,156,985)	(13,623,881)	95,052
Net realized gain (loss)	(1,983,414,849)	(632,242,038)	(612,840,041)
Change in net unrealized appreciation (depreciation)	(78,354,915)	(1,950,460)	(77,766,851)

Net income (loss)	(2,081,926,749)	(647,816,379)	(690,511,840)

Shareholders’ equity, end of period	$816,679,636	$1,356,204,199	$527,636,003

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(2,081,926,749)	$(647,816,379)	$(690,511,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,538,510,892)	(965,269,478)	(5,261,759,239)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,562,047,456	901,000,000	5,085,520,200
Net amortization and accretion on short-term U.S. government and agency obligations	(171,636)	(984,781)	(3,478,902)
Net realized (gain) loss on investments	(99,746)	—	(18,591)
Change in unrealized (appreciation) depreciation on investments	522,824	(177,425)	(1,133,895)
Decrease (Increase) in receivable on open futures contracts	(17,175,176)	4,244,067	(9,259,562)
Decrease (Increase) in interest receivable	1,994	205,612	(106,359)
Increase (Decrease) in payable to Sponsor	(428,746)	628,853	208,827
Increase (Decrease) in brokerage commissions and futures account fees payable	(317,184)	485,039	—
Increase (Decrease) in payable on open futures contracts	(12,977,019)	(11,595,345)	27,274,674
Increase (Decrease) in non-recurring fees and expenses payable	(4,817)	4,817	—

Net cash provided by (used in) operating activities	(2,089,039,691)	(719,275,020)	(853,264,687)

Cash flow from financing activities
Proceeds from addition of shares	4,374,569,312	3,310,994,729	2,462,322,146
Payment on shares redeemed	(2,783,080,738)	(1,883,609,042)	(1,450,416,725)

Net cash provided by (used in) financing activities	1,591,488,574	1,427,385,687	1,011,905,421

Net increase (decrease) in cash	(497,551,117)	708,110,667	158,640,734
Cash, beginning of period	1,069,671,996	361,561,329	202,920,595

Cash, end of period	$572,120,879	$1,069,671,996	$361,561,329

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Cash	$2,232,820	$2,618,696
Segregated cash balances with brokers for foreign currency forward contracts	225,000	306,000
Unrealized appreciation on foreign currency forward contracts	821	67,235
Interest receivable	95	111

Total assets	2,458,736	2,992,042

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,954	2,384
Unrealized depreciation on foreign currency forward contracts	93,933	148
Non-recurring fees and expenses payable	—	11

Total liabilities	95,887	2,543

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,362,849	2,989,499

Total liabilities and shareholders’ equity	$2,458,736	$2,992,042

Shares outstanding	49,970	49,970

Net asset value per share	$47.29	$59.83

Market value per share (Note 2)	$47.29	$59.82

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/14/22	316,556,517	$2,750,693	$(54,919)
Yen with UBS AG	01/14/22	239,872,756	2,084,356	(39,014)

			Total Unrealized Depreciation	$(93,933)

Contracts to Sell
Yen with UBS AG	01/14/22	(11,776,900)	$(102,335)	$821

			Total Unrealized Appreciation	$821

^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$1,187	$9,427	$78,463

Expenses
Management fee	24,974	27,655	39,949
Non-recurring fees and expenses	—	89	—

Total expenses	24,974	27,744	39,949

Net investment income (loss)	(23,787)	(18,317)	38,514

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(442,767)	95,324	58,152
Short-term U.S. government and agency obligations	103	—	(162)

Net realized gain (loss)	(442,664)	95,324	57,990

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(160,199)	77,616	(187,640)
Short-term U.S. government and agency obligations	—	(74)	74

Change in net unrealized appreciation (depreciation)	(160,199)	77,542	(187,566)

Net realized and unrealized gain (loss)	(602,863)	172,866	(129,576)

Net income (loss)	$(626,650)	$154,549	$(91,062)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$2,989,499	$5,580,964	$5,751,716

Addition of –, – and 200,000 shares, respectively	—	—	11,322,305
Redemption of –, 50,000 and 200,000 shares, respectively	—	(2,746,014)	(11,401,995)

Net addition (redemption) of –, (50,000) and – shares, respectively	—	(2,746,014)	(79,690)

Net investment income (loss)	(23,787)	(18,317)	38,514
Net realized gain (loss)	(442,664)	95,324	57,990
Change in net unrealized appreciation (depreciation)	(160,199)	77,542	(187,566)

Net income (loss)	(626,650)	154,549	(91,062)

Shareholders’ equity, end of period	$2,362,849	$2,989,499	$5,580,964

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(626,650)	$154,549	$(91,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,499,740)	(99,700)	(42,675,552)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,500,103	1,911,000	40,888,736
Net amortization and accretion on short-term U.S. government and agency obligations	(260)	(3,270)	(21,376)
Net realized (gain) loss on investments	(103)	—	162
Change in unrealized (appreciation) depreciation on investments	160,199	(77,542)	187,566
Decrease (Increase) in interest receivable	16	4,615	(785)
Increase (Decrease) in payable to Sponsor	(430)	(2,091)	2,032
Increase (Decrease) in non-recurring fees and expenses payable	(11)	11	—

Net cash provided by (used in) operating activities	(466,876)	1,887,572	(1,710,279)

Cash flow from financing activities
Proceeds from addition of shares	—	—	14,168,881
Payment on shares redeemed	—	(2,746,014)	(11,401,995)

Net cash provided by (used in) financing activities	—	(2,746,014)	2,766,886

Net increase (decrease) in cash	(466,876)	(858,442)	1,056,607
Cash, beginning of period	2,924,696	3,783,138	2,726,531

Cash, end of period	$2,457,820	$2,924,696	$3,783,138

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,999,869 and $—, respectively)	$1,999,875	$—
Cash	310,565	2,133,707
Segregated cash balances with brokers for futures contracts	117,920	100,320
Interest receivable	16	119

Total assets	2,428,376	2,234,146

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	13,735	9,118
Payable to Sponsor	2,018	2,370
Non-recurring fees and expenses payable	—	19

Total liabilities	15,753	11,507

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,412,623	2,222,639

Total liabilities and shareholders’ equity	$2,428,376	$2,234,146

Shares outstanding	50,000	50,000

Net asset value per share	$48.25	$44.45

Market value per share (Note 2)	$48.41	$43.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.050% due 02/17/22	$2,000,000	$1,999,875

Total short-term U.S. government and agency obligations (cost $1,999,869)		$1,999,875

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures—CME, expires March 2022	67	$4,876,260	$(65,155)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures—CME, expires March 2021	57	$4,389,000	$(138,950)
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$1,414	$20,907	$159,039

Expenses
Management fee	27,977	52,950	72,858
Brokerage commissions	2,443	4,429	5,856
Non-recurring fees and expenses	—	196	—

Total expenses	30,420	57,575	78,714

Net investment income (loss)	(29,006)	(36,668)	80,325

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	191,674	(1,032,184)	833,171
Short-term U.S. government and agency obligations	1,222	—	28

Net realized gain (loss)	192,896	(1,032,184)	833,199

Change in net unrealized appreciation (depreciation) on
Futures contracts	73,795	85,050	(735,825)
Short-term U.S. government and agency obligations	6	(206)	217

Change in net unrealized appreciation (depreciation)	73,801	84,844	(735,608)

Net realized and unrealized gain (loss)	266,697	(947,340)	97,591

Net income (loss)	$237,691	$(984,008)	$177,916

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$2,222,639	$5,608,612	$11,060,333

Addition of 50,000, — and 50,000 shares, respectively	2,373,262	—	3,004,977
Redemption of 50,000, 50,000 and 150,000 shares, respectively	(2,420,969)	(2,401,965)	(8,634,614)

Net addition (redemption) of —, (50,000) and (100,000) shares, respectively	(47,707)	(2,401,965)	(5,629,637)

Net investment income (loss)	(29,006)	(36,668)	80,325
Net realized gain (loss)	192,896	(1,032,184)	833,199
Change in net unrealized appreciation (depreciation)	73,801	84,844	(735,608)

Net income (loss)	237,691	(984,008)	177,916

Shareholders’ equity, end of period	$2,412,623	$2,222,639	$5,608,612

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$237,691	$(984,008)	$177,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,998,458)	(498,498)	(132,612,765)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	4,436,000	129,028,715
Net amortization and accretion on short-term U.S. government and agency obligations	(189)	(6,234)	(47,642)
Net realized (gain) loss on investments	(1,222)	—	(28)
Change in unrealized (appreciation) depreciation on investments	(6)	206	(217)
Decrease (Increase) in receivable on open futures contracts	—	—	6,300
Decrease (Increase) in interest receivable	103	1,588	6,768
Increase (Decrease) in payable to Sponsor	(352)	(2,347)	(3,643)
Increase (Decrease) in payable on open futures contracts	4,617	(28,607)	37,725
Increase (Decrease) in non-recurring fees and expenses payable	(19)	19	—

Net cash provided by (used in) operating activities	(1,757,835)	2,918,119	(3,406,871)

Cash flow from financing activities
Proceeds from addition of shares	2,373,262	—	3,004,977
Payment on shares redeemed	(2,420,969)	(2,401,965)	(8,634,614)

Net cash provided by (used in) financing activities	(47,707)	(2,401,965)	(5,629,637)

Net increase (decrease) in cash	(1,805,542)	516,154	(9,036,508)
Cash, beginning of period	2,234,027	1,717,873	10,754,381

Cash, end of period	$428,485	$2,234,027	$1,717,873

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $55,932,300 and $–, respectively)	$55,916,023	$—
Cash	29,602,412	74,317,150
Segregated cash balances with brokers for futures contracts	24,841,141	22,608,223
Segregated cash balances with brokers for swap agreements	—	188,000
Receivable on open futures contracts	4,064,439	60,902
Interest receivable	1,359	3,299

Total assets	114,425,374	97,177,574

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	175,557	257,410
Brokerage commissions and futures account fees payable	7,944	—
Payable to Sponsor	74,271	80,580
Non-recurring fees and expenses payable	—	351

Total liabilities	257,772	338,341

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	114,167,602	96,839,233

Total liabilities and shareholders’ equity	$114,425,374	$97,177,574

Shares outstanding (Note 1)	8,883,799	2,084,971

Net asset value per share (Note 1)	$12.85	$46.45

Market value per share (Note 1)(Note 2)	$12.75	$46.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$20,000,000	$19,999,622
0.223% due 11/03/22	36,000,000	35,916,401

Total short-term U.S. government and agency obligations
(cost $55,932,300)		$55,916,023

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires March 2022	1,013	$75,853,440	$(5,755,191)
WTI Crude Oil—NYMEX, expires June 2022	1,046	76,745,020	(3,203,554)
WTI Crude Oil—NYMEX, expires December 2022	1,085	75,765,550	549,283

			$(8,409,462)

^^    Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil—NYMEX, expires March 2021	1,373	$66,768,990	$(3,556,290)
WTI Crude Oil—NYMEX, expires June 2021	1,326	64,483,380	(6,787,790)
WTI Crude Oil—NYMEX, expires December 2021	1,309	62,413,120	(4,292,733)

			$(14,636,813)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$51,207	$268,844	$1,570,676

Expenses
Management fee	847,440	1,021,787	769,401
Brokerage commissions	139,273	548,380	91,476
Futures account fees	103,661	161,612	—
Non-recurring fees and expenses	—	5,243	—

Total expenses	1,090,374	1,737,022	860,877

Net investment income (loss)	(1,039,167)	(1,468,178)	709,799

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(105,340,654)	(28,626,990)	(13,850,702)
Swap agreements	—	41,576,107	(400,998)
Short-term U.S. government and agency obligations	45,952	(20)	4,244

Net realized gain (loss)	(105,294,702)	12,949,097	(14,247,456)

Change in net unrealized appreciation (depreciation) on
Futures contracts	6,227,351	(11,518,124)	(6,390,844)
Swap agreements	—	4,033,931	(24,680,657)
Short-term U.S. government and agency obligations	(16,277)	(3,162)	2,755

Change in net unrealized appreciation (depreciation)	6,211,074	(7,487,355)	(31,068,746)

Net realized and unrealized gain (loss)	(99,083,628)	5,461,742	(45,316,202)

Net income (loss)	$(100,122,795)	$3,993,564	$(44,606,403)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$96,839,233	$125,451,681	$114,377,311

Addition of 13,387,500, 9,375,000 and 6,487,500 shares, respectively (Note 1)	244,778,776	893,616,857	397,696,425
Redemption of 6,588,672, 9,862,500 and 4,875,000 shares, respectively (Note 1)	(127,327,612)	(926,222,869)	(342,015,652)

Net addition (redemption) of 6,798,828, (487,500) and 1,612,500 shares, respectively (Note 1)	117,451,164	(32,606,012)	55,680,773

Net investment income (loss)	(1,039,167)	(1,468,178)	709,799
Net realized gain (loss)	(105,294,702)	12,949,097	(14,247,456)
Change in net unrealized appreciation (depreciation)	6,211,074	(7,487,355)	(31,068,746)

Net income (loss)	(100,122,795)	3,993,564	(44,606,403)

Shareholders’ equity, end of period	$114,167,602	$96,839,233	$125,451,681

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(100,122,795)	$3,993,564	$(44,606,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(206,906,890)	(32,897,274)	(1,412,477,845)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	151,041,035	95,246,647	1,379,275,846
Net amortization and accretion on short-term U.S. government and agency obligations	(20,493)	(153,272)	(1,022,751)
Net realized (gain) loss on investments	(45,952)	20	(4,244)
Change in unrealized (appreciation) depreciation on investments	16,277	(4,030,769)	24,677,902
Decrease (Increase) in receivable on open futures contracts	(4,003,537)	1,083,502	(711,777)
Decrease (Increase) in interest receivable	1,940	50,866	(17,737)
Increase (Decrease) in payable to Sponsor	(6,309)	(7,852)	10
Increase (Decrease) in brokerage commissions and futures account fees payable	7,944	—	—
Increase (Decrease) in payable on open futures contracts	(81,853)	257,410	(48,600)
Increase (Decrease) in non-recurring fees and expenses payable	(351)	351	—

Net cash provided by (used in) operating activities	(160,120,984)	63,543,193	(54,935,599)

Cash flow from financing activities
Proceeds from addition of shares	244,778,776	897,883,872	418,888,295
Payment on shares redeemed	(127,327,612)	(926,222,869)	(342,015,652)

Net cash provided by (used in) financing activities	117,451,164	(28,338,997)	76,872,643

Net increase (decrease) in cash	(42,669,820)	35,204,196	21,937,044
Cash, beginning of period	97,113,373	61,909,177	39,972,133

Cash, end of period	$54,443,553	$97,113,373	$61,909,177

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $123,855,553 and $9,999,612, respectively)	$123,821,548	$9,999,861
Cash	53,547,476	12,600,775
Segregated cash balances with brokers for futures contracts	59,453,451	6,546,607
Receivable on open futures contracts	30,090,351	—
Interest receivable	1,749	548

Total assets	266,914,575	29,147,791

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,986,002	2,604,177
Payable on open futures contracts	8,542,438	1,543,700
Brokerage commissions and futures account fees payable	46,867	—
Payable to Sponsor	194,138	22,029
Non-recurring fees and expenses payable	—	140

Total liabilities	24,769,445	4,170,046

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	242,145,130	24,977,745

Total liabilities and shareholders’ equity	$266,914,575	$29,147,791

Shares outstanding (Note 9)	3,914,966	104,966

Net asset value per share (Note 9)	$61.85	$237.96

Market value per share (Note 2) (Note 9)	$60.55	$236.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.051% due 02/17/22	$24,000,000	$23,998,500
0.051% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	75,000,000	74,825,835

Total short-term U.S. government and agency obligations (cost $123,855,553)		$123,821,548

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires March 2022	13,619	$484,427,830	$13,436,251

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.110% due 01/14/21	$10,000,000	$9,999,861

Total short-term U.S. government and agency obligations (cost $9,999,612)		$9,999,861

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas—NYMEX, expires March 2021	1,978	$49,964,280	$379,310

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$44,855	$59,046	$167,939

Expenses
Management fee	1,104,237	308,058	83,978
Brokerage commissions	495,800	250,422	54,544
Futures account fees	212,771	49,672	—
Non-recurring fees and expenses	—	485	—

Total expenses	1,812,808	608,637	138,522

Net investment income (loss)	(1,767,953)	(549,591)	29,417

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,180,867	21,345	19,286,567
Short-term U.S. government and agency obligations	3,035	(491)	—

Net realized gain (loss)	9,183,902	20,854	19,286,567

Change in net unrealized appreciation (depreciation) on
Futures contracts	13,056,941	(293,019)	(10,165,660)
Short-term U.S. government and agency obligations	(34,254)	(24)	274

Change in net unrealized appreciation (depreciation)	13,022,687	(293,043)	(10,165,386)

Net realized and unrealized gain (loss)	22,206,589	(272,189)	9,121,181

Net income (loss)	$20,438,636	$(821,780)	$9,150,598

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$24,977,745	$12,515,603	$17,825,441

Addition of 12,020,000, 1,250,000 and 240,000 shares, respectively (Note 9)	679,315,441	270,470,683	30,089,484
Redemption of 8,210,000, 1,210,000 and 340,000 shares, respectively (Note 9)	(482,586,692)	(257,186,761)	(44,549,920)

Net addition (redemption) of 3,810,000, 40,000 and (100,000) shares, respectively (Note 9)	196,728,749	13,283,922	(14,460,436)

Net investment income (loss)	(1,767,953)	(549,591)	29,417
Net realized gain (loss)	9,183,902	20,854	19,286,567
Change in net unrealized appreciation (depreciation)	13,022,687	(293,043)	(10,165,386)

Net income (loss)	20,438,636	(821,780)	9,150,598

Shareholders’ equity, end of period	$242,145,130	$24,977,745	$12,515,603

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$20,438,636	$(821,780)	$9,150,598
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(298,825,010)	(54,978,482)	(202,154,543)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	184,998,514	50,159,669	197,350,000
Net amortization and accretion on short-term U.S. government and agency obligations	(26,410)	(26,687)	(50,345)
Net realized (gain) loss on investments	(3,035)	491	—
Change in unrealized (appreciation) depreciation on investments	34,254	24	(274)
Decrease (Increase) in receivable on open futures contracts	(30,090,351)	—	3,096,239
Decrease (Increase) in interest receivable	(1,201)	5,974	4,857
Increase (Decrease) in payable to Sponsor	172,109	12,169	(6,665)
Increase (Decrease) in brokerage commissions and futures account fees payable	46,867	—	—
Increase (Decrease) in payable on open futures contracts	6,998,738	1,536,874	6,826
Increase (Decrease) in non-recurring fees and expenses payable	(140)	140	—

Net cash provided by (used in) operating activities	(116,257,029)	(4,111,608)	7,396,693

Cash flow from financing activities
Proceeds from addition of shares	679,315,441	270,470,683	30,089,484
Payment on shares redeemed	(469,204,867)	(254,582,584)	(48,871,508)

Net cash provided by (used in) financing activities	210,110,574	15,888,099	(18,782,024)

Net increase (decrease) in cash	93,853,545	11,776,491	(11,385,331)
Cash, beginning of period	19,147,382	7,370,891	18,756,222

Cash, end of period	$113,000,927	$19,147,382	$7,370,891

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $46,968,288 and $9,999,612, respectively)	$46,961,125	$9,999,861
Cash	7,554,065	42,133,228
Segregated cash balances with brokers for foreign currency forward contracts	—	1,999,000
Unrealized appreciation on foreign currency forward contracts	135,118	5,705
Interest receivable	603	2,148

Total assets	54,650,911	54,139,942

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	44,707	43,974
Unrealized depreciation on foreign currency forward contracts	343,159	1,142,409
Non-recurring fees and expenses payable	—	220

Total liabilities	387,866	1,186,603

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	54,263,045	52,953,339

Total liabilities and shareholders’ equity	$54,650,911	$54,139,942

Shares outstanding	2,100,000	2,350,000

Net asset value per share	$25.84	$22.53

Market value per share (Note 2)	$25.86	$22.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$5,000,000	$4,999,905
0.050% due 02/17/22 †	26,000,000	25,998,375
0.223% due 11/03/22	16,000,000	15,962,845

Total short-term U.S. government and agency obligations
(cost $46,968,288)		$46,961,125

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/14/22	17,360,000	$19,756,094	$135,118

			Total Unrealized Appreciation	$135,118

Contracts to Sell
Euro with Goldman Sachs International	01/14/22	(47,563,263)	$(54,128,130)	$(83,325)
Euro with UBS AG	01/14/22	(65,034,199)	(74,010,473)	(259,834)

			Total Unrealized Depreciation	$(343,159)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$24,790	$499,520	$2,822,207

Expenses
Management fee	480,737	783,692	1,293,377
Non-recurring fees and expenses	—	2,842	—

Total expenses	480,737	786,534	1,293,377

Net investment income (loss)	(455,947)	(287,014)	1,528,830

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	6,280,362	(10,979,325)	13,745,299
Short-term U.S. government and agency obligations	31,420	(14)	1,909

Net realized gain (loss)	6,311,782	(10,979,339)	13,747,208

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	928,663	1,113,716	(754,616)
Short-term U.S. government and agency obligations	(7,412)	(3,778)	1,179

Change in net unrealized appreciation (depreciation)	921,251	1,109,938	(753,437)

Net realized and unrealized gain (loss)	7,233,033	(9,869,401)	12,993,771

Net income (loss)	$6,777,086	$(10,156,415)	$14,522,601

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$52,953,339	$120,581,173	$154,120,159

Addition of 1,050,000, 1,500,000 and 1,050,000 shares, respectively	26,353,725	37,753,355	27,861,560
Redemption of 1,300,000, 3,650,000 and 2,900,000 shares, respectively	(31,821,105)	(95,224,774)	(75,923,147)

Net addition (redemption) of (250,000), (2,150,000) and (1,850,000) shares, respectively	(5,467,380)	(57,471,419)	(48,061,587)

Net investment income (loss)	(455,947)	(287,014)	1,528,830
Net realized gain (loss)	6,311,782	(10,979,339)	13,747,208
Change in net unrealized appreciation (depreciation)	921,251	1,109,938	(753,437)

Net income (loss)	6,777,086	(10,156,415)	14,522,601

Shareholders’ equity, end of period	$54,263,045	$52,953,339	$120,581,173

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities

Net income (loss)	$6,777,086	$(10,156,415)	$14,522,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(131,953,354)	(198,751,004)	(1,454,451,994)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,031,384	267,684,953	1,500,077,958
Net amortization and accretion on short-term U.S. government and agency obligations	(15,286)	(347,502)	(2,411,291)
Net realized (gain) loss on investments	(31,420)	14	(1,909)
Change in unrealized (appreciation) depreciation on investments	(921,251)	(1,109,938)	753,437
Decrease (Increase) in interest receivable	1,545	58,575	(44,724)
Increase (Decrease) in payable to Sponsor	733	(55,534)	(29,188)
Increase (Decrease) in non-recurring fees and expenses payable	(220)	220	–

Net cash provided by (used in) operating activities	(31,110,783)	57,323,369	58,414,890

Cash flow from financing activities
Proceeds from addition of shares	26,353,725	37,753,355	27,861,560
Payment on shares redeemed	(31,821,105)	(95,224,774)	(78,350,167)

Net cash provided by (used in) financing activities	(5,467,380)	(57,471,419)	(50,488,607)

Net increase (decrease) in cash	(36,578,163)	(148,050)	7,926,283
Cash, beginning of period	44,132,228	44,280,278	36,353,995

Cash, end of period	$7,554,065	$44,132,228	$44,280,278

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $25,984,097 and $–, respectively)	$25,980,516	$—
Cash	1,287,229	16,935,121
Segregated cash balances with brokers for futures contracts	703,125	1,503,750
Segregated cash balances with brokers for swap agreements	—	2,194,500
Receivable on open futures contracts	—	1,317
Interest receivable	434	742

Total assets	27,971,304	20,635,430

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	92,537	12,410
Brokerage commissions and futures account fees payable	294	—
Payable to Sponsor	25,512	16,835
Unrealized depreciation on swap agreements	993,117	268,728
Non-recurring fees and expenses payable	—	81

Total liabilities	1,111,460	298,054

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,859,844	20,337,376

Total liabilities and shareholders’ equity	$27,971,304	$20,635,430

Shares outstanding	846,977	646,977

Net asset value per share	$31.71	$31.43

Market value per share (Note 2)	$31.66	$31.14

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$5,000,000	$4,999,906
0.050% due 02/17/22 †	13,000,000	12,999,188
0.223% due 11/03/22	8,000,000	7,981,422

Total short-term U.S. government and agency obligations (cost $25,984,097)		$25,980,516

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2022	93	$17,005,980	$158,079
Total Return Swap Agreements
^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/22	$(15,091,478)	$(407,735)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/22	(9,872,954)	(266,413)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/22	(11,805,955)	(318,969)

			Total Unrealized Depreciation	$(993,117)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$13,048	$67,722	$380,158

Expenses
Management fee	271,758	177,762	188,089
Brokerage commissions	11,667	7,882	5,355
Futures account fees	10,223	5,130	—
Non-recurring fees and expenses	—	580	—

Total expenses	293,648	191,354	193,444

Net investment income (loss)	(280,600)	(123,632)	186,714

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,690,736)	(4,905,387)	(1,183,722)
Swap agreements	235,790	(6,214,091)	(2,891,389)
Forward agreements	—	—	(1,118,149)
Short-term U.S. government and agency obligations	6,395	—	692

Net realized gain (loss)	(2,448,551)	(11,119,478)	(5,192,568)

Change in net unrealized appreciation (depreciation) on
Futures contracts	355,009	194,640	(359,790)
Swap agreements	(724,389)	904,081	(1,172,809)
Forward agreements	—	—	990,786
Short-term U.S. government and agency obligations	(3,581)	(610)	822

Change in net unrealized appreciation (depreciation)	(372,961)	1,098,111	(540,991)

Net realized and unrealized gain (loss)	(2,821,512)	(10,021,367)	(5,733,559)

Net income (loss)	$(3,102,112)	$(10,144,999)	$(5,546,845)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$20,337,376	$21,047,560	$18,098,997

Addition of 2,050,000, 1,650,000 and 600,000 shares, respectively	71,200,336	56,542,664	39,522,691
Redemption of 1,850,000, 1,400,000 and 450,001 shares, respectively	(61,575,756)	(47,107,849)	(31,027,283)

Net addition (redemption) of 200,000, 250,000 and 149,999 shares, respectively	9,624,580	9,434,815	8,495,408

Net investment income (loss)	(280,600)	(123,632)	186,714
Net realized gain (loss)	(2,448,551)	(11,119,478)	(5,192,568)
Change in net unrealized appreciation (depreciation)	(372,961)	1,098,111	(540,991)

Net income (loss)	(3,102,112)	(10,144,999)	(5,546,845)

Shareholders’ equity, end of period	$26,859,844	$20,337,376	$21,047,560

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(3,102,112)	$(10,144,999)	$(5,546,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(61,976,861)	(19,981,049)	(348,134,747)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	36,006,161	32,371,000	339,976,425
Net amortization and accretion on short-term U.S. government and agency obligations	(7,002)	(35,369)	(205,793)
Net realized (gain) loss on investments	(6,395)	—	(692)
Change in unrealized (appreciation) depreciation on investments	727,970	(903,471)	181,201
Decrease (Increase) in receivable on open futures contracts	1,317	(1,317)	1,700
Decrease (Increase) in interest receivable	308	10,949	(1,191)
Increase (Decrease) in payable to Sponsor	8,677	(383)	1,906
Increase (Decrease) in brokerage commissions and futures account fees payable	294	—	—
Increase (Decrease) in payable on open futures contracts	80,127	(12,801)	25,211
Increase (Decrease) in non-recurring fees and expenses payable	(81)	81	—

Net cash provided by (used in) operating activities	(28,267,597)	1,302,641	(13,702,825)

Cash flow from financing activities
Proceeds from addition of shares	71,200,336	56,542,664	39,522,691
Payment on shares redeemed	(61,575,756)	(47,107,849)	(31,027,283)

Net cash provided by (used in) financing activities	9,624,580	9,434,815	8,495,408

Net increase (decrease) in cash	(18,643,017)	10,737,456	(5,207,417)
Cash, beginning of period	20,633,371	9,895,915	15,103,332

Cash, end of period	$1,990,354	$20,633,371	$9,895,915

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $22,995,121 and $–, respectively)	$22,994,261	$—
Cash	1,829,901	18,919,314
Segregated cash balances with brokers for futures contracts	1,081,575	1,503,250
Segregated cash balances with brokers for swap agreements	2,572,000	11,732,485
Receivable on open futures contracts	15,446	39,445
Interest receivable	378	814

Total assets	28,493,561	32,195,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,840	86,282
Brokerage commissions and futures account fees payable	747	—
Payable to Sponsor	28,560	25,557
Unrealized depreciation on swap agreements	1,921,414	3,197,561
Non-recurring fees and expenses payable	—	133

Total liabilities	1,956,561	3,309,533

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,537,000	28,885,775

Total liabilities and shareholders’ equity	$28,493,561	$32,195,308

Shares outstanding (Note 1)	991,329	1,041,744

Net asset value per share (Note 1)	$26.77	$27.73

Market value per share (Note 1)(Note 2)	$26.84	$27.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$5,000,000	$4,999,905
0.050% due 02/17/22 †	16,000,000	15,999,000
0.223% due 11/03/22	2,000,000	1,995,356

Total short-term U.S. government and agency obligations (cost $22,995,121)		$22,994,261

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2022	103	$12,026,280	$652,493
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/22	$(7,855,856)	$(367,632)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/22	(10,400,384)	(486,710)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/22	(8,223,463)	(385,104)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/22	(14,572,793)	(681,968)

			Total Unrealized Depreciation	$(1,921,414)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2021, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$12,422	$52,402	$279,294

Expenses
Management fee	330,111	237,140	139,668
Brokerage commissions	26,469	22,323	7,713
Futures account fees	25,766	14,141	—
Non-recurring fees and expenses	—	454	—

Total expenses	382,346	274,058	147,381

Net investment income (loss)	(369,924)	(221,656)	131,913

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,577,082)	(4,571,982)	(409,222)
Swap agreements	2,554,615	(12,277,833)	(1,991,050)
Forward agreements	—	—	(2,144,498)
Short-term U.S. government and agency obligations	4,672	—	226

Net realized gain (loss)	(17,795)	(16,849,815)	(4,544,544)

Change in net unrealized appreciation (depreciation) on
Futures contracts	872,569	(137,895)	(37,264)
Swap agreements	1,276,147	(1,243,657)	(1,953,904)
Forward agreements	—	—	1,793,011
Short-term U.S. government and agency obligations	(860)	(704)	727

Change in net unrealized appreciation (depreciation)	2,147,856	(1,382,256)	(197,430)

Net realized and unrealized gain (loss)	2,130,061	(18,232,071)	(4,741,974)

Net income (loss)	$1,760,137	$(18,453,727)	$(4,610,061)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$28,885,775	$13,834,163	$11,768,863

Addition of 4,650,000, 3,425,000 and 250,000 shares, respectively (Note 1)	117,038,546	135,806,096	35,269,175
Redemption of 4,700,415, 2,512,500 and 200,000 shares, respectively (Note 1)	(121,147,458)	(102,300,757)	(28,593,814)

Net addition (redemption) of (50,415), 912,500 and 50,000 shares, respectively (Note 1)	(4,108,912)	33,505,339	6,675,361

Net investment income (loss)	(369,924)	(221,656)	131,913
Net realized gain (loss)	(17,795)	(16,849,815)	(4,544,544)
Change in net unrealized appreciation (depreciation)	2,147,856	(1,382,256)	(197,430)

Net income (loss)	1,760,137	(18,453,727)	(4,610,061)

Shareholders’ equity, end of period	$26,537,000	$28,885,775	$13,834,163

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$1,760,137	$(18,453,727)	$(4,610,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(67,987,944)	(19,382,699)	(259,643,345)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	45,004,575	28,574,000	253,938,061
Net amortization and accretion on short-term U.S. government and agency obligations	(7,080)	(29,138)	(161,864)
Net realized (gain) loss on investments	(4,672)	—	(226)
Change in unrealized (appreciation) depreciation on investments	(1,275,287)	1,244,361	160,166
Decrease (Increase) in receivable on open futures contracts	23,999	(34,645)	(4,800)
Decrease (Increase) in interest receivable	436	3,512	3,521
Increase (Decrease) in payable to Sponsor	3,003	13,935	507
Increase (Decrease) in brokerage commissions and futures account fees payable	747	—	—
Increase (Decrease) in payable on open futures contracts	(80,442)	67,766	12,796
Increase (Decrease) in non-recurring fees and expenses payable	(133)	133	—

Net cash provided by (used in) operating activities	(22,562,661)	(7,996,502)	(10,305,245)

Cash flow from financing activities
Proceeds from addition of shares	117,038,546	135,806,096	35,269,175
Payment on shares redeemed	(121,147,458)	(102,300,757)	(28,593,814)

Net cash provided by (used in) financing activities	(4,108,912)	33,505,339	6,675,361

Net increase (decrease) in cash	(26,671,573)	25,508,837	(3,629,884)
Cash, beginning of period	32,155,049	6,646,212	10,276,096

Cash, end of period	$5,483,476	$32,155,049	$6,646,212

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $20,990,068 and $–, respectively)	$20,987,825	$—
Cash	3,003,251	21,470,564
Segregated cash balances with brokers for foreign currency forward contracts	—	2,804,000
Unrealized appreciation on foreign currency forward contracts	1,237,168	7,008
Interest receivable	339	914

Total assets	25,228,583	24,282,486

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	20,211	19,348
Unrealized depreciation on foreign currency forward contracts	367,588	571,974
Non-recurring fees and expenses payable	—	94

Total liabilities	387,799	591,416

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,840,784	23,691,070

Total liabilities and shareholders’ equity	$25,228,583	$24,282,486

Shares outstanding	299,290	349,290

Net asset value per share	$83.00	$67.83

Market value per share (Note 2)	$82.99	$67.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$10,000,000	$9,999,811
0.050% due 02/17/22 †	6,000,000	5,999,625
0.223% due 11/03/22	5,000,000	4,988,389

Total short-term U.S. government and agency obligations (cost $20,990,068)		$20,987,825

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	01/14/22	1,993,400,000	$17,321,496	$(367,588)

			Total Unrealized Depreciation	$(367,588)

Contracts to Sell
Yen with Goldman Sachs International	01/14/22	(1,825,330,165)	$(15,861,066)	$312,169
Yen with UBS AG	01/14/22	(5,863,453,575)	(50,950,028)	924,999

			Total Unrealized Appreciation	$1,237,168

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2021. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$12,708	$139,822	$1,007,112

Expenses
Management fee	260,096	268,213	451,638
Non-recurring fees and expenses	—	811	—

Total expenses	260,096	269,024	451,638

Net investment income (loss)	(247,388)	(129,202)	555,474

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	4,102,966	(2,619,441)	(1,979,140)
Short-term U.S. government and agency obligations	23,962	—	(539)

Net realized gain (loss)	4,126,928	(2,619,441)	(1,979,679)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,434,546	(660,865)	3,219,643
Short-term U.S. government and agency obligations	(2,243)	(1,300)	878

Change in net unrealized appreciation (depreciation)	1,432,303	(662,165)	3,220,521

Net realized and unrealized gain (loss)	5,559,231	(3,281,606)	1,240,842

Net income (loss)	$5,311,843	$(3,410,808)	$1,796,316

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$23,691,070	$38,132,320	$55,363,675
Addition of 200,000, 150,000 and 450,000 shares, respectively	15,241,370	11,238,107	34,403,213
Redemption of 250,000, 300,000 and 700,000 shares, respectively	(19,403,499)	(22,268,549)	(53,430,884)

Net addition (redemption) of (50,000), (150,000) and (250,000) shares, respectively	(4,162,129)	(11,030,442)	(19,027,671)

Net investment income (loss)	(247,388)	(129,202)	555,474
Net realized gain (loss)	4,126,928	(2,619,441)	(1,979,679)
Change in net unrealized appreciation (depreciation)	1,432,303	(662,165)	3,220,521

Net income (loss)	5,311,843	(3,410,808)	1,796,316

Shareholders’ equity, end of period	$24,840,784	$23,691,070	$38,132,320

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$5,311,843	$(3,410,808)	$1,796,316
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,483,615)	(46,753,062)	(669,716,446)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	33,523,962	72,374,000	679,904,665
Net amortization and accretion on short-term U.S. government and agency obligations	(6,453)	(79,415)	(779,474)
Net realized (gain) loss on investments	(23,962)	—	539
Change in unrealized (appreciation) depreciation on investments	(1,432,303)	662,165	(3,220,521)
Decrease (Increase) in interest receivable	575	18,416	(4,357)
Increase (Decrease) in payable to Sponsor	863	(13,496)	(16,193)
Increase (Decrease) in non-recurring fees and expenses payable	(94)	94	—

Net cash provided by (used in) operating activities	(17,109,184)	22,797,894	7,964,529

Cash flow from financing activities
Proceeds from addition of shares	15,241,370	11,238,107	34,403,213
Payment on shares redeemed	(19,403,499)	(22,268,549)	(53,430,884)

Net cash provided by (used in) financing activities	(4,162,129)	(11,030,442)	(19,027,671)

Net increase (decrease) in cash	(21,271,313)	11,767,452	(11,063,142)
Cash, beginning of period	24,274,564	12,507,112	23,570,254

Cash, end of period	$3,003,251	$24,274,564	$12,507,112

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $85,937,303 and $44,999,073, respectively)	$85,922,969	$44,999,732
Cash	8,130,069	14,723,084
Segregated cash balances with brokers for futures contracts	18,941,750	13,079,750
Receivable on open futures contracts	63,397	247,077
Interest receivable	1,097	643

Total assets	113,059,282	73,050,286

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	915,787
Payable on open futures contracts	94,495	—
Brokerage commissions and futures account fees payable	7,124	10,395
Payable to Sponsor	81,983	49,009

Total liabilities	183,602	975,191

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	112,875,680	72,075,095

Total liabilities and shareholders’ equity	$113,059,282	$73,050,286

Shares outstanding	3,687,403	1,962,403

Net asset value per share	$30.61	$36.73

Market value per share (Note 2)	$30.57	$36.70

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$15,000,000	$14,999,717
0.051% due 02/17/22	39,000,000	38,997,562
0.223% due 11/03/22	32,000,000	31,925,690

Total short-term U.S. government and agency obligations (cost $85,937,303)		$85,922,969

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires April 2022	907	$22,395,009	$(233,089)
VIX Futures—Cboe, expires May 2022	1,484	37,466,251	642,035
VIX Futures—Cboe, expires June 2022	1,484	37,944,099	(1,015,473)
VIX Futures—Cboe, expires July 2022	577	15,088,550	(17,861)

			$(624,388)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.094% due 01/07/21	$35,000,000	$34,999,871
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations (cost $44,999,073)		$44,999,732

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires April 2021	463	$12,014,850	$(636,961)
VIX Futures—Cboe, expires May 2021	926	24,006,550	(546,335)
VIX Futures—Cboe, expires June 2021	926	24,006,550	147,915
VIX Futures—Cboe, expires July 2021	463	12,038,000	(98,235)

			$(1,133,616)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$41,362	$214,449	$903,643

Expenses
Management fee	858,979	579,606	380,474
Brokerage commissions	66,076	65,093	29,956
Futures account fees	122,120	75,922	–

Total expenses	1,047,175	720,621	410,430

Net investment income (loss)	(1,005,813)	(506,172)	493,213

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(15,267,976)	15,454,616	(6,228,652)
Short-term U.S. government and agency obligations	22,182	–	8

Net realized gain (loss)	(15,245,794)	15,454,616	(6,228,644)

Change in net unrealized appreciation (depreciation) on
Futures contracts	509,228	1,147,209	(6,038,931)
Short-term U.S. government and agency obligations	(14,993)	(391)	1,050

Change in net unrealized appreciation (depreciation)	494,235	1,146,818	(6,037,881)

Net realized and unrealized gain (loss)	(14,751,559)	16,601,434	(12,266,525)

Net income (loss)	$(15,757,372)	$16,095,262	$(11,773,312)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$72,075,095	$45,986,584	$56,299,121

Addition of 3,100,000, 2,375,000 and 1,400,000 shares, respectively	101,849,396	90,654,600	31,405,087
Redemption of 1,375,000, 2,575,000 and 1,350,000 shares, respectively	(45,291,439)	(80,661,351)	(29,944,312)

Net addition (redemption) of 1,725,000, (200,000) and 50,000 shares, respectively	56,557,957	9,993,249	1,460,775

Net investment income (loss)	(1,005,813)	(506,172)	493,213
Net realized gain (loss)	(15,245,794)	15,454,616	(6,228,644)
Change in net unrealized appreciation (depreciation)	494,235	1,146,818	(6,037,881)

Net income (loss)	(15,757,372)	16,095,262	(11,773,312)

Shareholders’ equity, end of period	$112,875,680	$72,075,095	$45,986,584

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(15,757,372)	$16,095,262	$(11,773,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(183,916,661)	(116,503,878)	(1,178,141,659)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	143,022,182	85,600,000	1,164,579,598
Net amortization and accretion on short-term U.S. government and agency obligations	(21,569)	(115,686)	(417,440)
Net realized (gain) loss on investments	(22,182)	—	(8)
Change in unrealized (appreciation) depreciation on investments	14,993	391	(1,050)
Decrease (Increase) in receivable on open futures contracts	183,680	(247,077)	—
Decrease (Increase) in interest receivable	(454)	33,884	(5,423)
Increase (Decrease) in payable to Sponsor	32,974	19,731	(2,802)
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,271)	10,395	—
Increase (Decrease) in payable on open futures contracts	94,495	(1,129,877)	564,382

Net cash provided by (used in) operating activities	(56,373,185)	(16,236,855)	(25,197,714)

Cash flow from financing activities
Proceeds from addition of shares	101,849,396	90,654,600	31,405,087
Payment on shares redeemed	(46,207,226)	(79,745,564)	(30,619,144)

Net cash provided by (used in) financing activities	55,642,170	10,909,036	785,943

Net increase (decrease) in cash	(731,015)	(5,327,819)	(24,411,771)
Cash, beginning of period	27,802,834	33,130,653	57,542,424

Cash, end of period	$27,071,819	$27,802,834	$33,130,653

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $150,887,871 and $84,998,436, respectively)	$150,861,898	$84,999,583
Cash	11,013,736	71,736,247
Segregated cash balances with brokers for futures contracts	104,947,080	134,825,900
Receivable from capital shares sold	3,026,614	—
Receivable on open futures contracts	2,115,232	2,295,585
Interest receivable	1,774	2,815

Total assets	271,966,334	293,860,130

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,037,391	231,900
Brokerage commissions and futures account fees payable	38,926	81,049
Payable to Sponsor	186,853	156,632

Total liabilities	2,263,170	469,581

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	269,703,164	293,390,549

Total liabilities and shareholders’ equity	$271,966,334	$293,860,130

Shares outstanding (Note 1)	17,832,826	5,331,579

Net asset value per share (Note 1)	$15.12	$55.03

Market value per share (Note 1)(Note 2)	$15.17	$54.96

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.039% due 01/20/22	$55,000,000	$54,998,961
0.052% due 02/17/22	38,000,000	37,997,625
0.223% due 11/03/22	58,000,000	57,865,312

Total short-term U.S. government and agency obligations (cost $150,887,871)		$150,861,898

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2022	8,015	$157,691,117	$(26,665,175)
VIX Futures—Cboe, expires February 2022	5,101	112,071,521	(3,465,444)

			$(30,130,619)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.096% due 01/07/21	$75,000,000	$74,999,722
0.110% due 01/14/21	10,000,000	9,999,861

Total short-term U.S. government and agency obligations
(cost $84,998,436)		$84,999,583

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2021	5,948	$140,818,900	$(3,915,763)
VIX Futures—Cboe, expires February 2021	5,953	152,247,975	(2,448,327)

			$(6,364,090)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Investment Income
Interest	$101,051	$1,152,242	$4,458,270

Expenses
Management fee	2,825,547	2,193,275	2,038,850
Brokerage commissions	459,431	376,682	253,057
Futures account fees	739,024	475,247	12,964

Total expenses	4,024,002	3,045,204	2,304,871

Net investment income (loss)	(3,922,951)	(1,892,962)	2,153,399

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(360,342,488)	156,087,060	(194,363,991)
Short-term U.S. government and agency obligations	37,661	—	13,203

Net realized gain (loss)	(360,304,827)	156,087,060	(194,350,788)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(23,766,529)	9,029,921	(32,772,456)
Short-term U.S. government and agency obligations	(27,120)	(5,315)	1,793

Change in net unrealized appreciation (depreciation)	(23,793,649)	9,024,606	(32,770,663)

Net realized and unrealized gain (loss)	(384,098,476)	165,111,666	(227,121,451)

Net income (loss)	$(388,021,427)	$163,218,704	$(224,968,052)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
Shareholders’ equity, beginning of period	$293,390,549	$279,792,503	$149,547,115

Addition of 22,606,250, 6,581,250 and 7,700,000 shares, respectively (Note 1)	696,075,984	484,607,638	623,530,990
Redemption of 10,105,003, 6,937,500 and 2,981,250 shares, respectively (Note 1)	(331,741,942)	(634,228,296)	(268,317,550)

Net addition (redemption) of 12,501,247, (356,250) and 4,718,750 shares, respectively (Note 1)	364,334,042	(149,620,658)	355,213,440

Net investment income (loss)	(3,922,951)	(1,892,962)	2,153,399
Net realized gain (loss)	(360,304,827)	156,087,060	(194,350,788)
Change in net unrealized appreciation (depreciation)	(23,793,649)	9,024,606	(32,770,663)

Net income (loss)	(388,021,427)	163,218,704	(224,968,052)

Shareholders’ equity, end of period	$269,703,164	$293,390,549	$279,792,503

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$(388,021,427)	$163,218,704	$(224,968,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(561,816,463)	(390,519,094)	(1,733,756,719)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	496,034,743	403,000,000	1,754,942,777
Net amortization and accretion on short-term U.S. government and agency obligations	(70,054)	(616,987)	(3,254,877)
Net realized (gain) loss on investments	(37,661)	—	(13,203)
Change in unrealized (appreciation) depreciation on investments	27,120	5,315	(1,793)
Decrease (Increase) in receivable on open futures contracts	180,353	(1,386,543)	2,974
Decrease (Increase) in interest receivable	1,041	120,723	(106,572)
Increase (Decrease) in payable to Sponsor	30,221	32,990	52,656
Increase (Decrease) in brokerage commissions and futures account fees payable	(42,123)	81,049	—
Increase (Decrease) in payable on open futures contracts	1,805,491	(12,688,693)	7,431,291

Net cash provided by (used in) operating activities	(451,908,759)	161,247,464	(199,671,518)

Cash flow from financing activities
Proceeds from addition of shares	693,049,370	484,607,638	623,530,990
Payment on shares redeemed	(331,741,942)	(634,228,296)	(268,317,550)

Net cash provided by (used in) financing activities	361,307,428	(149,620,658)	355,213,440

Net increase (decrease) in cash	(90,601,331)	11,626,806	155,541,922
Cash, beginning of period	206,562,147	194,935,341	39,393,419

Cash, end of period	$115,960,816	$206,562,147	$194,935,341

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,505,722,885 and $1,034,967,523, respectively)	$2,505,429,337	$1,034,986,384
Cash	394,413,910	1,651,161,384
Segregated cash balances with brokers for futures contracts	1,010,799,328	1,491,618,088
Segregated cash balances with brokers for foreign currency forward contracts	916,000	5,716,000
Segregated cash balances with brokers for swap agreements	2,572,000	107,967,985
Unrealized appreciation on swap agreements	113,159,180	80,135,841
Unrealized appreciation on foreign currency forward contracts	1,457,257	169,051
Receivable from capital shares sold	23,475,355	49,086,388
Receivable on open futures contracts	205,819,074	108,851,000
Interest receivable	22,943	66,871

Total assets	4,258,064,384	4,529,758,992

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	25,594,902	18,280,444
Payable on open futures contracts	51,142,167	27,874,393
Brokerage commissions and futures account fees payable	476,241	691,005
Payable to Sponsor	3,178,585	3,407,672
Unrealized depreciation on swap agreements	3,391,968	3,491,096
Unrealized depreciation on foreign currency forward contracts	806,178	1,714,898
Non-recurring fees and expenses payable	—	48,070

Total liabilities	84,590,041	55,507,578

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,173,474,343	4,474,251,414

Total liabilities and shareholders’ equity	$4,258,064,384	$4,529,758,992

Shares outstanding (Note 1)(Note 9)	151,164,114	88,464,125

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020*	2019*
Investment Income
Interest	$1,551,527	$9,509,062	$42,299,579

Expenses
Management fee	42,560,986	35,217,092	21,893,743
Brokerage commissions	8,889,232	8,610,392	4,922,076
Futures account fees	7,549,345	6,506,408	38,453
Non-recurring fees and expenses	27,975	123,871	426,058

Total expenses	59,027,538	50,457,763	27,280,330

Net investment income (loss)	(57,476,011)	(40,948,701)	15,019,249

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,548,344,771)	(534,820,051)	(568,174,940)
Swap agreements	(17,091,298)	(895,534,942)	76,076,549
Options	—	(9,707,000)	—
Forward agreements	—	—	33,894,330
Foreign currency forward contracts	9,440,376	(12,999,407)	11,101,620
Short-term U.S. government and agency obligations	529,886	298,053	81,302

Net realized gain (loss)	(1,555,465,807)	(1,452,763,347)	(447,021,139)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(106,029,049)	180,350,124	(65,264,314)
Swap agreements	33,122,467	31,174,425	98,921,668
Forward agreements	—	—	(27,771,221)
Foreign currency forward contracts	2,196,926	509,206	2,329,446
Short-term U.S. government and agency obligations	(312,409)	(45,755)	48,308

Change in net unrealized appreciation (depreciation)	(71,022,065)	211,988,000	8,263,887

Net realized and unrealized gain (loss)	(1,626,487,872)	(1,240,775,347)	(438,757,252)

Net income (loss)	$(1,683,963,883)	$(1,281,724,048)	$(423,738,003)

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2021	2020*	2019*
Shareholders’ equity, beginning of period	$4,474,251,414	$2,356,325,101	$1,943,975,025
Addition of 228,448,750, 411,008,250 and 69,839,500 shares, respectively (Note 1)(Note 9)	7,879,243,191	11,960,442,112	5,130,205,439
Redemption of 165,748,761, 370,572,373 and 60,998,251 shares, respectively (Note 1)(Note 9)	(6,496,056,379)	(8,560,791,751)	(4,294,117,360)

Net addition (redemption) of 62,699,989, 40,435,877 and 8,841,249 shares, respectively (Note 1)(Note 9)	1,383,186,812	3,399,650,361	836,088,079

Net investment income (loss)	(57,476,011)	(40,948,701)	15,019,249
Net realized gain (loss)	(1,555,465,807)	(1,452,763,347)	(447,021,139)
Change in net unrealized appreciation (depreciation)	(71,022,065)	211,988,000	8,263,887

Net income (loss)	(1,683,963,883)	(1,281,724,048)	(423,738,003)

Shareholders’ equity, end of period	$4,173,474,343	$4,474,251,414	$2,356,325,101

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020*	2019*
Cash flow from operating activities
Net income (loss)	$(1,683,963,883)	$(1,281,724,048)	$(423,738,003)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,150,624,906)	(4,602,920,701)	(27,697,357,002)
Proceeds from sales or maturities of short-term U.S government and agency obligations	7,681,440,016	4,658,914,781	27,425,344,455
Net amortization and accretion on short-term U.S government and agency obligations	(1,040,586)	(5,803,938)	(27,697,111)
Net realized (gain) loss on investments	(529,886)	(298,053)	(81,302)
Change in unrealized (appreciation) depreciation on investments	(35,006,984)	(31,637,876)	(73,528,201)
Decrease (Increase) in securities sold receivable	—	3,883	(3,883)
Decrease (Increase) in receivable on open futures contracts	(96,968,074)	(23,746,675)	(5,205,255)
Decrease (Increase) in interest receivable	43,928	911,880	(423,564)
Increase (Decrease) in payable to Sponsor	(229,087)	1,661,023	205,995
Increase (Decrease) in brokerage commissions and futures account fees payable	(214,764)	691,005	—
Increase (Decrease) in payable on open futures contracts	23,267,774	(23,030,031)	18,830,370
Increase (Decrease) in non-recurring fees and expenses payable	(48,070)	48,070	—

Net cash provided by (used in) operating activities	(3,263,874,522)	(1,306,930,680)	(783,653,501)

Cash flow from financing activities
Proceeds from addition of shares	7,904,854,224	11,915,710,239	5,180,423,903
Payment on shares redeemed	(6,488,741,921)	(8,542,511,307)	(4,305,253,454)

Net cash provided by (used in) financing activities	1,416,112,303	3,373,198,932	875,170,449

Net increase (decrease) in cash	(1,847,762,219)	2,066,268,252	91,516,948
Cash, beginning of period	3,256,463,457	1,190,195,205	1,098,678,257

Cash, end of period	$1,408,701,238	$3,256,463,457	$1,190,195,205

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2021
NOTE 1- ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2021, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the years ended December 31, 2019, 2020 and 2021. There were no Share splits or reverse Share splits for the Funds during the year ended December 31, 2019. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of material or significant
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
Statements of Cash Flows
The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statements of Financial Condition dated December 31, 2021 and 2020, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2021 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	December 31, 2021

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	December 31, 2021

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2021

Short Euro,
Ultra Euro,
Ultra Yen,
UltraShort Australian Dollar,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	December 31, 2021

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.**	December 31, 2021

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2021.

**
On Monday, October 26, 2020, each Fund changed its NAV calculation time from 4:15 p.m. (Eastern Time) to 4:00 p.m. (Eastern Time). Please see Note 8 in these Notes to Financial Statements for more information.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2021.
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
The following table summarizes the valuation of investments at December 31, 2021 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total

ProShares Short Euro	$—	$(5,400)	$—	$—	$(5,400)
ProShares Short VIX Short-Term Futures ETF	147,815,719	31,275,278	—	—	179,090,997
ProShares Ultra Bloomberg Crude Oil	848,757,567	147,455,525	—	63,928,293	1,060,141,385

ProShares Ultra Bloomberg Natural Gas	$90,922,438	$(8,206,161)	$—	$—	$82,716,277
ProShares Ultra Euro	997,678	—	82,652	—	1,080,330
ProShares Ultra Gold	207,956,320	654,894	—	8,639,188	217,250,402
ProShares Ultra Silver	451,872,982	2,506,545	—	40,591,699	494,971,226
ProShares Ultra VIX Short-Term Futures ETF	221,660,593	(126,356,757)	—	(477,437)	94,826,399
ProShares Ultra Yen	—	—	(93,112)	—	(93,112)
ProShares UltraShort Australian Dollar	1,999,875	(65,155)	—	—	1,934,720
ProShares UltraShort Bloomberg Crude Oil	55,916,023	(8,409,462)	—	—	47,506,561
ProShares UltraShort Bloomberg Natural Gas	123,821,548	13,436,251	—	—	137,257,799
ProShares UltraShort Euro	46,961,125	—	(208,041)	—	46,753,084
ProShares UltraShort Gold	25,980,516	158,079	—	(993,117)	25,145,478
ProShares UltraShort Silver	22,994,261	652,493	—	(1,921,414)	21,725,340
ProShares UltraShort Yen	20,987,825	—	869,580	—	21,857,405
ProShares VIX Mid-Term Futures ETF	85,922,969	(624,388)	—	—	85,298,581
ProShares VIX Short-Term Futures ETF	150,861,898	(30,130,619)	—	—	120,731,279

Combined Trust:	$2,505,429,337	$22,341,123	$651,079	$109,767,212	$2,638,188,751

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the fiscal year end.
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2020 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$(44,626)	$—	$—	$(44,626)
ProShares Short VIX Short-Term Futures ETF	69,999,639	8,348,783	—	—	78,348,422
ProShares Ultra Bloomberg Crude Oil	219,998,394	144,564,039	—	18,242,195	382,804,628
ProShares Ultra Bloomberg Natural Gas	29,999,889	6,500,721	—	—	36,500,610
ProShares Ultra Euro	—	—	88,736	—	88,736
ProShares Ultra Gold	74,999,467	2,646,874	—	5,140,980	82,787,321
ProShares Ultra Silver	244,993,989	37,190,212	—	56,752,666	338,936,867
ProShares Ultra VIX Short-Term Futures ETF	244,995,969	(48,524,666)	—	(24,807)	196,446,496
ProShares Ultra Yen	—	—	67,087	—	67,087
ProShares UltraShort Australian Dollar	—	(138,950)	—	—	(138,950)
ProShares UltraShort Bloomberg Crude Oil	—	(14,636,813)	—	—	(14,636,813)
ProShares UltraShort Bloomberg Natural Gas	9,999,861	379,310	—	—	10,379,171
ProShares UltraShort Euro	9,999,861	—	(1,136,704)	—	8,863,157
ProShares UltraShort Gold	—	(196,930)	—	(268,728)	(465,658)
ProShares UltraShort Silver	—	(220,076)	—	(3,197,561)	(3,417,637)
ProShares UltraShort Yen	—	—	(564,966)	—	(564,966)
ProShares VIX Mid-Term Futures ETF	44,999,732	(1,133,616)	—	—	43,866,116
ProShares VIX Short-Term Futures ETF	84,999,583	(6,364,090)	—	—	78,635,493

Combined Trust:	$1,034,986,384	$128,370,172	$(1,545,847)	$76,644,745	$1,238,455,454

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the fiscal year end.

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
Each Oil Fund (ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil) may, but is not required to, seek to use swap agreements or options strategies that limit losses (i.e., have “floors”) or are otherwise designed to prevent the Fund’s net asset value from going to zero. These investment strategies will not prevent an Oil Fund from losing value, and their use may not prevent a Fund’s NAV from going to zero. Rather, they are intended to allow an Oil Fund to preserve a small portion of its value in the event of significant movements in its benchmark or Financial Instruments based on its benchmark. There can be no guarantee that an Oil Fund will be able to implement such strategies, continue to use such strategies, or that such strategies will be successful. Each Oil Fund will incur additional costs as a result of using such strategies. Use of strategies designed to limit losses may also place “caps” or “ceilings” on performance and could significantly limit Fund gains, could cause a Fund to perform in a manner not consistent with its investment objective and could otherwise have a significant impact on Fund performance.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2021 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2021, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of December 31, 2021
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,275,278	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			126,834,194	*
	ProShares VIX Mid-Term Futures ETF		642,035	*		1,266,423	*
	ProShares VIX Short-Term Futures ETF		—			30,130,619	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		211,383,818	*		—
	ProShares Ultra Bloomberg Natural Gas		—			8,206,161	*
	ProShares Ultra Gold		9,294,082	*		—
	ProShares Ultra Silver		43,098,244	*		—
	ProShares UltraShort Bloomberg Crude Oil		549,283	*		8,958,745	*
	ProShares UltraShort Bloomberg Natural Gas		13,436,251	*		—
	ProShares UltraShort Gold		158,079	*		993,117	*
	ProShares UltraShort Silver		652,493	*		1,921,414	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			5,400	*
	ProShares Ultra Euro		84,150			1,498
	ProShares Ultra Yen		821			93,933
	ProShares UltraShort Australian Dollar		—			65,155	*
	ProShares UltraShort Euro		135,118			343,159
	ProShares UltraShort Yen		1,237,168			367,588

		Combined Trust :	$311,946,820	*		$179,187,406	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2020
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,348,783	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			48,549,473	*
	ProShares VIX Mid-Term Futures ETF		147,915	*		1,281,531	*
	ProShares VIX Short-Term Futures ETF		—			6,364,090	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		162,806,234	*		—
	ProShares Ultra Bloomberg Natural Gas		6,500,721	*		—
	ProShares Ultra Gold		7,787,854	*		—
	ProShares Ultra Silver		93,942,878	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			14,636,813	*
	ProShares UltraShort Bloomberg Natural Gas		379,310	*		—
	ProShares UltraShort Gold		—			465,658	*
	ProShares UltraShort Silver		—			3,417,637	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			44,626	*
	ProShares Ultra Euro		89,103			367
	ProShares Ultra Yen		67,235			148
	ProShares UltraShort Australian Dollar		—			138,950	*
	ProShares UltraShort Euro		5,705			1,142,409
	ProShares UltraShort Yen		7,008			571,974

		Combined Trust:	$280,082,746	*		$76,613,676	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$194,879,700	$22,926,495
		ProShares Ultra VIX Short-Term Futures ETF	(1,983,514,595)	(78,284,721)
		ProShares VIX Mid-Term Futures ETF	(15,267,976)	509,228
		ProShares VIX Short-Term Futures ETF	(360,342,488)	(23,766,529)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	952,749,709	48,577,584
		ProShares Ultra Bloomberg Natural Gas	(51,858,807)	(14,706,882)
		ProShares Ultra Gold	(31,344,564)	1,506,228
		ProShares Ultra Silver	(172,475,230)	(50,844,634)
		ProShares UltraShort Bloomberg Crude Oil	(105,340,654)	6,227,351
		ProShares UltraShort Bloomberg Natural Gas	9,180,867	13,056,941
		ProShares UltraShort Gold	(2,454,946)	(369,380)
		ProShares UltraShort Silver	(22,467)	2,148,716
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	183,708	39,226
		ProShares Ultra Euro	(500,185)	(6,084)
		ProShares Ultra Yen	(442,767)	(160,199)
		ProShares UltraShort Australian Dollar	191,674	73,795
		ProShares UltraShort Euro	6,280,362	928,663
		ProShares UltraShort Yen	4,102,966	1,434,546

		Combined Trust:	$(1,555,995,693)	$(70,709,656)

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap a greements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(72,609,314)	$(1,906,089)
		ProShares Ultra VIX Short-Term Futures ETF	(632,242,038)	(1,942,908)
		ProShares VIX Mid-Term Futures ETF	15,454,616	1,147,209
		ProShares VIX Short-Term Futures ETF	156,087,060	9,029,921
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(688,458,362)	140,226,069
		ProShares Ultra Bloomberg Natural Gas	(53,327,855)	9,152,949
		ProShares Ultra Gold	35,452,046	(350,920)
		ProShares Ultra Silver	147,214,432	63,082,431
		ProShares UltraShort Bloomberg Crude Oil	12,949,117	(7,484,193)
		ProShares UltraShort Bloomberg Natural Gas	21,345	(293,019)
		ProShares UltraShort Gold	(11,119,478)	1,098,721
		ProShares UltraShort Silver	(16,849,815)	(1,381,552)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(200,965)	(30,626)
		ProShares Ultra Euro	504,035	(21,261)

ProShares Ultra Yen	$95,324	$77,616
ProShares UltraShort Australian Dollar	(1,032,184)	85,050
ProShares UltraShort Euro	(10,979,325)	1,113,716
ProShares UltraShort Yen	(2,619,441)	(660,865)

Combined Trust:	$(1,121,660,802)	$210,942,249
The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2019

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$125,639,084	$24,731,073
		ProShares Ultra VIX Short-Term Futures ETF	(612,858,632)	(77,779,581)
		ProShares VIX Mid-Term Futures ETF	(6,228,652)	(6,038,931)
		ProShares VIX Short-Term Futures ETF	(194,363,991)	(32,772,456)
Commodities Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation (depreciation) on futures contracts, swap and/or forward agreements
		ProShares Ultra Bloomberg Crude Oil	144,170,473	109,387,591
		ProShares Ultra Bloomberg Natural Gas	(32,380,194)	7,670,935
		ProShares Ultra Gold	19,587,937	3,812,803
		ProShares Ultra Silver	34,367,044	4,217,994
		ProShares UltraPro 3x Crude Oil ETF	69,170,933	30,717,911

		ProShares UltraPro 3x Short Crude Oil ETF	$(2,410,550)	$(15,377,531)
		ProShares UltraShort Bloomberg Crude Oil	(14,251,700)	(31,071,501)
		ProShares UltraShort Bloomberg Natural Gas	19,286,567	(10,165,660)
		ProShares UltraShort Gold	(5,193,260)	(541,813)
		ProShares UltraShort Silver	(4,544,769)	(198,157)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	972,479	29,281
		ProShares Ultra Euro	(722,691)	52,059
		ProShares Ultra Yen	58,152	(187,640)
		ProShares UltraShort Australian Dollar	833,171	(735,825)
		ProShares UltraShort Euro	13,745,299	(754,616)
		ProShares UltraShort Yen	(1,979,140)	3,219,643

		Combined Trust:	$(447,102,440)	$8,215,579
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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2021.

Fair Values of Derivative Instruments as of December 31, 2021
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$63,928,293	$—	$63,928,293	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	84,150	—	84,150	1,498	—	1,498
ProShares Ultra Gold
Swap agreements	8,639,188	—	8,639,188	—	—	—
ProShares Ultra Silver
Swap agreements	40,591,699	—	40,591,699	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	477,437	—	477,437
ProShares Ultra Yen
Foreign currency forward contracts	821	—	821	93,933	—	93,933
ProShares UltraShort Euro
Foreign currency forward contracts	135,118	—	135,118	343,159	—	343,159
ProShares UltraShort Gold
Swap agreements	—	—	—	993,117	—	993,117
ProShares UltraShort Silver
Swap agreements	—	—	—	1,921,414	—	1,921,414
ProShares UltraShort Yen
Foreign currency forward contracts	1,237,168	—	1,237,168	367,588	—	367,588
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2021. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2021
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$9,839,441	$—	$(9,839,441)	$—
Goldman Sachs International	13,920,431	(13,889,225)	(31,206)	—
Morgan Stanley & Co. International PLC	17,042,319	—	(17,042,319)	—
Societe Generale	9,295,046	(9,292,398)	(2,648)	—
UBS AG	13,831,056	—	(13,831,056)	—
ProShares Ultra Euro
Goldman Sachs International	10,301	—	—	10,301
UBS AG	72,351	—	—	72,351
ProShares Ultra Gold
Citibank, N.A.	2,974,490	—	(2,100,000)	874,490
Goldman Sachs International	2,570,443	(1,877,749)	(250)	692,444
UBS AG	3,094,255	—	(2,180,000)	914,255
ProShares Ultra Silver
Citibank, N.A.	10,785,304	—	(7,890,000)	2,895,304
Goldman Sachs International	10,781,897	(8,181,572)	(5,925)	2,594,400

Morgan Stanley & Co. International PLC	$10,046,034	$—	$(7,306,000)	$2,740,034
UBS AG	8,978,464	—	(6,570,000)	2,408,464
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(477,437)	—	—	(477,437)
ProShares Ultra Yen
Goldman Sachs International	(54,919)	—	54,919	—
UBS AG	(38,193)	—	—	(38,193)
ProShares UltraShort Euro
Goldman Sachs International	(83,325)	83,325	—	—
UBS AG	(124,716)	124,716	—	—
ProShares UltraShort Gold
Citibank, N.A.	(407,735)	407,735	—	—
Goldman Sachs International	(266,413)	266,413	—	—
UBS AG	(318,969)	318,969	—	—
ProShares UltraShort Silver
Citibank, N.A.	(367,632)	367,632	—	—
Goldman Sachs International	(486,710)	368,710	118,000	—
Morgan Stanley & Co. International PLC	(385,104)	—	385,104	—
UBS AG	(681,968)	681,968	—	—
ProShares UltraShort Yen
Goldman Sachs International	312,169	(302,523)	—	9,646
UBS AG	557,411	—	(520,000)	37,411
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2020:

Fair Values of Derivative Instruments as of December 31, 2020
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$18,242,195	$—	$18,242,195	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	89,103	—	89,103	367	—	367
ProShares Ultra Gold
Swap agreements	5,140,980	—	5,140,980	—	—	—
ProShares Ultra Silver
Swap agreements	56,752,666	—	56,752,666	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	24,807	—	24,807
ProShares Ultra Yen
Foreign currency forward contracts	67,235	—	67,235	148	—	148
ProShares UltraShort Euro
Foreign currency forward contracts	5,705	—	5,705	1,142,409	—	1,142,409
ProShares UltraShort Gold
Swap agreements	—	—	—	268,728	—	268,728

ProShares UltraShort Silver
Swap agreements	$—	$—	$—	$3,197,561	$—	$3,197,561
ProShares UltraShort Yen
Foreign currency forward contracts	7,008	—	7,008	571,974	–	571,974
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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2020
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Goldman Sachs International	$1,377,243	$(1,281,309)	$—	$95,934
Morgan Stanley & Co. International PLC	10,959,227	—	(10,629,000)	330,227
Societe Generale	1,679,334	(1,679,334)	—	–
UBS AG	4,226,391	(4,151,442)	(6,270)	68,679
ProShares Ultra Euro
Goldman Sachs International	22,950	—	—	22,950
UBS AG	65,786	—	—	65,786
ProShares Ultra Gold
Citibank, N.A.	1,770,050	—	(1,670,000)	100,050
Goldman Sachs International	1,529,612	(1,497,203)	—	32,409
UBS AG	1,841,318	—	—	1,841,318
ProShares Ultra Silver
Citibank, N.A.	18,010,776	—	(18,010,776)	—
Goldman Sachs International	12,930,574	(12,930,574)	—	—
Morgan Stanley & Co. International PLC	12,353,706	—	(12,353,706)	—
UBS AG	13,457,610	(4,126,610)	(9,331,000)	—
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(24,807)	—	24,807	—
ProShares Ultra Yen
Goldman Sachs International	34,265	—	—	34,265
UBS AG	32,822	—	—	32,822
ProShares UltraShort Euro
Goldman Sachs International	(388,233)	—	388,233	—
UBS AG	(748,471)	748,471	—	—
ProShares UltraShort Gold
Citibank, N.A.	(80,068)	—	80,068	—
Goldman Sachs International	(82,645)	—	82,645	—
UBS AG	(106,015)	—	106,015	—
ProShares UltraShort Silver
Citibank, N.A.	(1,208,988)	—	1,208,988	—
Goldman Sachs International	(927,829)	—	927,829	—

Morgan Stanley & Co.
International PLC	$(579,421)	$—	$579,421	$—
UBS AG	(481,323)	—	481,323	—
ProShares UltraShort Yen Goldman Sachs International	(207,021)	—	207,021	—
UBS AG	(357,945)	—	357,945	—
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
NOTE 5—CREATION AND REDEMPTION OF CREATION UNITS
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
Transaction fees for the for the years ended December 31, 2021, 2020 and 2019 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
ProShares Short Euro	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	203,356	806,805	189,274
ProShares Ultra Bloomberg Crude Oil	—	—	57,619
ProShares Ultra Bloomberg Natural Gas	—	—	5,580
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	—	1,632

ProShares Ultra Silver	$—	$—	$7,332
ProShares Ultra VIX Short-Term Futures ETF	3,290,059	1,988,864	1,925,312
ProShares Ultra Yen	—	—	—
ProShares UltraPro 3x Crude Oil ETF*	—	—	24,934
ProShares UltraPro 3x Short Crude Oil ETF*	—	—	8,919
ProShares UltraShort Australian Dollar	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—	27,697
ProShares UltraShort Bloomberg Natural Gas	—	—	1,378
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	—	1,606
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	43,993	51,455	18,415
ProShares VIX Short-Term Futures ETF	392,964	325,076	205,080

Combined Trust:	$3,930,372	$3,172,200	$2,474,778

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2021:
For the Year Ended December 31, 2021

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Net investment income (loss)	(0.39)	(0.68)	(0.70)	(0.49)	(0.13)	(0.57)
Net realized and unrealized gain (loss)#	3.38	20.82	50.48	5.04	(2.34)	(7.31)
Change in net asset value from operations	2.99	20.14	49.78	4.55	(2.47)	(7.88)
Net asset value, at December 31, 2021	$44.91	$61.56	$86.16	$25.55	$13.32	$59.69
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Market value per share, at December 31, 2021 †	$44.92	$61.55	$86.78	$26.09	$13.33	$59.81
Total Return, at net asset value	7.1%	48.6%	136.8%	21.7%	(15.6)%	(11.7)%
Total Return, at market value	8.6%	48.5%	139.3%	23.8%	(15.7)%	(12.3)%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.36%	1.10%	1.53%	0.95%	1.00%
Net investment income gain (loss)	(0.91)%	(1.34)%	(1.06)%	(1.48)%	(0.90)%	(0.96)%
(0.57)

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2021

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas **
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$46.45	$237.96
Net investment income (loss)	(0.42)	(0.59)	(0.48)	(0.46)	(0.23)	(0.98)
Net realized and unrealized gain (loss)#	(15.45)	(93.68)	(12.06)	4.26	(33.37)	(175.13)
Change in net asset value from operations	(15.87)	(94.27)	(12.54)	3.80	(33.60)	(176.11)
Net asset value, at December 31, 2021	$34.84	$12.41	$47.29	$48.25	$12.85	$61.85
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$46.56	$236.90
Market value per share, at December 31, 2021 †	$34.74	$12.43	$47.29	$48.41	$12.75	$60.55
Total Return, at net asset value	(31.3)%	(88.4)%	(21.0)%	8.5%	(72.3)%	(74.0)%
Total Return, at market value	(32.3)%	(88.3)%	(20.9)%	10.3%	(72.6)%	(74.4)%
Ratios to Average Net Assets
Expense ratio^^	1.02%	1.74%	0.95%	1.03%	1.22%	1.56%
Net investment income gain (loss)	(0.98)%	(1.72)%	(0.90)%	(0.98)%	(1.16)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 9 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2021

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$67.83	$36.73	$55.03
Net investment income (loss)	(0.22)	(0.33)	(0.27)	(0.68)	(0.33)	(0.32)
Net realized and unrealized gain (loss)#	3.53	0.61	(0.69)	15.85	(5.79)	(39.59)
Change in net asset value from operations	3.31	0.28	(0.96)	15.17	(6.12)	(39.91)
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$83.00	$30.61	$15.12
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$67.81	$36.70	$54.96
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$82.99	$30.57	$15.17
Total Return, at net asset value	14.7%	0.9%	(3.5)%	22.4%	(16.7)%	(72.5)%
Total Return, at market value	14.8%	1.7%	(2.0)%	22.4%	(16.7)%	(72.4)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	1.03%	1.10%	0.95%	1.04%	1.21%
Net investment income gain (loss)	(0.90)%	(0.98)%	(1.06)%	(0.90)%	(1.00)%	(1.18)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the year ended December 31, 2020:
For the Year Ended December 31, 2020

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Net investment income (loss)	(0.29)	(0.40)	(0.34)	(0.44)	(0.08)	(0.46)
Net realized and unrealized gain (loss)#	(3.43)	(23.80)	(472.51)	(62.53)	2.08	18.82
Change in net asset value from operations	(3.72)	(24.20)	(472.85)	(62.97)	2.00	18.36
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Total Return, at net asset value	(8.2)%	(36.9)%	(92.9)%	(75.0)%	14.5%	37.3%
Total Return, at market value	(9.5)%	(36.5)%	(92.9)%	(74.7)%	14.7%	39.0%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.32%	1.33%	1.61%	0.95%	1.00%
Net investment income gain (loss)	(0.65)%	(1.12)%	(1.13)%	(1.32)%	(0.59)%	(0.71)%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2020

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas **
Net asset value, at December 31, 2019	$31.70	$126.74	$55.83	$56.09	$48.77	$192.65
Net investment income (loss)	(0.31)	(2.81)	(0.35)	(0.38)	(1.03)	(3.40)
Net realized and unrealized gain (loss)#	19.32	(17.25)	4.35	(11.26)	(1.29)	48.71
Change in net asset value from operations	19.01	(20.06)	4.00	(11.64)	(2.32)	45.31
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$46.45	$237.96
Market value per share, at December 31, 2019 †	$31.65	$128.90	$55.83	$55.88	$48.60	$194.10
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$46.56	$236.90
Total Return, at net asset value	60.0%	(15.8)%	7.2%	(20.8)%	(4.8)%	23.5%
Total Return, at market value	62.0%	(17.4)%	7.2%	(21.5)%	(4.2)%	22.1%
Ratios to Average Net Assets
Expense ratio^^	1.04%	1.65%	0.95%	1.03%	1.61%	1.88%
Net investment income gain (loss)	(0.76)%	(1.47)%	(0.63)%	(0.66)%	(1.36)%	(1.70)%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 9 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2020

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2019	$26.80	$53.02	$107.04	$76.37	$21.27	$49.19
Net investment income (loss)	(0.09)	(0.24)	(0.37)	(0.34)	(0.26)	(0.56)
Net realized and unrealized gain (loss)#	(4.18)	(21.35)	(78.94)	(8.20)	15.72	6.40
Change in net asset value from operations	(4.27)	(21.59)	(79.31)	(8.54)	15.46	5.84
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$67.83	$36.73	$55.03
Market value per share, at December 31, 2019 †	$26.80	$53.21	$107.20	$76.35	$21.29	$49.72
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$67.81	$36.70	$54.96
Total Return, at net asset value	(15.9)%	(40.7)%	(74.1)%	(11.2)%	72.7%	11.9%
Total Return, at market value	(16.0)%	(41.5)%	(74.4)%	(11.2)%	72.4%	10.5%
Ratios to Average Net Assets
Expense ratio^^	0.95%	1.02%	1.10%	0.95%	1.06%	1.18%
Net investment income gain (loss)	(0.35)%	(0.66)%	(0.89)%	(0.46)%	(0.74)%	(0.73)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the year ended December 31, 2019
For the Year Ended December 31, 2019

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2018	$43.10	$42.36	$326.46	$252.83	$15.09	$37.12
Net investment income (loss)	0.55	0.18	4.72	0.74	0.13	0.42
Net realized and unrealized gain (loss)#	1.99	23.08	178.05	(169.60)	(1.43)	11.67
Change in net asset value from operations	2.54	23.26	182.77	(168.86)	(1.30)	12.09
Net asset value, at December 31, 2019	$45.64	$65.62	$509.23	$83.97	$13.79	$49.21
Market value per share, at December 31, 2018 †	$43.08	$42.30	$332.50	$258.20	$15.12	$37.41
Market value per share, at December 31, 2019 †	$45.69	$65.23	$511.50	$83.40	$13.77	$49.05
Total Return, at net asset value	5.9%	54.9%	56.0%	(66.8)%	(8.6)%	32.6%
Total Return, at market value	6.0%	54.2%	53.8%	(67.7)%	(8.9)%	31.1%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.27%	0.99%	1.37%	0.95%	0.96%
Net investment income gain (loss)	1.24%	0.33%	1.02%	0.52%	0.89%	0.97%

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2019

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraPro 3x Crude Oil ETF	UltraPro 3x Short Crude Oil ETF	UltraShort Australian Dollar
Net asset value, at December 31, 2018	$26.39	$814.57	$57.53	$13.08	$49.79	$55.30
Net investment income (loss)	0.25	0.05	0.52	0.14	0.05	0.59
Net realized and unrealized gain (loss)#	5.06	(687.88)	(2.22)	8.25	(39.18)	0.20
Change in net asset value from operations	5.31	(687.83)	(1.70)	8.39	(39.13)	0.79
Net asset value, at December 31, 2019	$31.70	$126.74	$55.83	$21.47	$10.66	$56.09
Market value per share, at December 31, 2018 †	$26.37	$817.30	$57.55	$13.47	$48.43	$54.92
Market value per share, at December 31, 2019 †	$31.65	$128.90	$55.83	$21.60	$10.58	$55.88
Total Return, at net asset value	20.1%	(84.4)%	(3.0)%	64.1%	(78.6)%	1.4%
Total Return, at market value	20.0%	(84.2)%	(3.0)%	60.4%	(78.2)%	1.7%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.54%	0.95%	1.25%	1.40%	1.03%
Net investment income gain (loss)	0.91%	0.02%	0.92%	0.66%	0.31%	1.05%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2019

Per Share Operating Performance	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas **	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen
Net asset value, at December 31, 2018	$119.15	$108.06	$24.27	$73.28	$148.51	$73.89
Net investment income (loss)	0.57	0.42	0.29	0.59	1.22	0.87
Net realized and unrealized gain (loss)#	(70.95)	84.17	2.24	(20.85)	(42.69)	1.61
Change in net asset value from operations	(70.38)	84.59	2.53	(20.26)	(41.47)	2.48
Net asset value, at December 31, 2019	$48.77	$192.65	$26.80	$53.02	$107.04	$76.37
Market value per share, at December 31, 2018 †	$117.12	$106.10	$24.25	$72.84	$148.40	$73.86
Market value per share, at December 31, 2019 †	$48.60	$194.10	$26.80	$53.21	$107.20	$76.35
Total Return, at net asset value	(59.1)%	78.3%	10.4%	(27.6)%	(27.9)%	3.4%
Total Return, at market value	(58.5)%	82.9%	10.5%	(26.9)%	(27.8)%	3.4%
Ratios to Average Net Assets
Expense ratio^^	1.06%	1.57%	0.95%	0.98%	1.00%	0.95%
Net investment income gain (loss)	0.88%	0.33%	1.12%	0.94%	0.90%	1.17%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 9 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2019

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2018	$26.65	$154.32
Net investment income (loss)	0.25	0.70
Net realized and unrealized gain (loss)#	(5.63)	(105.83)
Change in net asset value from operations	(5.38)	(105.13)
Net asset value, at December 31, 2019	$21.27	$49.19
Market value per share, at December 31, 2018 †	$26.74	$154.44
Market value per share, at December 31, 2019 †	$21.29	$49.72
Total Return, at net asset value	(20.2)%	(68.1)%
Total Return, at market value	(20.4)%	(67.8)%
Ratios to Average Net Assets
Expense ratio^^	0.92%	0.96%
Net investment income gain (loss)	1.10%	0.90%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

NOTE
7
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
Change to the VIX Funds Exchange Listing.
On December 16, 2020, each of the Matching VIX Funds and Geared VIX Funds transferred its listing from the NYSE Arca to the Cboe BZX Exchange.
NOTE
8
– SUBSEQUENT EVENTS
On December 22, 2021, the Trust announced a
1-for-5
reverse split of the shares of beneficial interest of ProShares UltraShort Bloomberg Natural Gas (ticker symbol: KOLD). The reverse split was effective prior to market open on January 13, 2022, when the fund began trading at its post-split price. The reverse split was applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and the per share information of the fund. Therefore, the reverse split did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.
For KOLD shareholders who hold a quantity of shares that is not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 5), the Reverse Split will result in the creation of a fractional share. Post-Reverse Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.