Form 10-Q
period 2022-03-31
ProShares Trust II
filed 2022-05-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from

to

.
Commission file number:
001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o ProShare Capital Management LLC
7272 Wisconsin Avenue, 21
st
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
of the Exchange Act.).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
As of May 2, 2022, the registrant had
 222,523,625 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Cash	$4,500,918	$2,219,932
Segregated cash balances with brokers for futures contracts	87,120	38,720
Receivable on open futures contracts	38,569	—
Interest receivable	—	93

Total assets	4,626,607	2,258,745

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	11,500
Payable to Sponsor	3,207	1,824

Total liabilities	3,207	13,324

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,623,400	2,245,421

Total liabilities and shareholders’ equity	$4,626,607	$2,258,745

Shares outstanding	100,000	50,000

Net asset value per share	$46.23	$44.91

Market value per share (Note 2)	$46.18	$44.92

See accompanying notes to financial statements.

PROSHARES SHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Euro Fx Currency Futures - CME, expires June 2022	33	$4,578,338	$2,656
See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$(93)	$596

Expenses
Management fee	6,672	9,053
Brokerage commissions	144	181

Total expenses	6,816	9,234

Net investment income (loss)	(6,909)	(8,638)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	59,419	69,393
Short-term U.S. government and agency obligations	4,452	—

Net realized gain (loss)	63,871	69,393

Change in net unrealized appreciation (depreciation) on
Futures contracts	8,056	78,554
Short-term U.S. government and agency obligations	—	88

Change in net unrealized appreciation (depreciation)	8,056	78,642

Net realized and unrealized gain (loss)	71,927	148,035

Net income (loss)	$65,018	$139,397

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$2,245,421	$4,191,955

Addition of 50,000 and – shares, respectively	2,312,961	—
Redemption of – and 50,000 shares, respectively	—	(2,146,812)

Net addition (redemption) of 50,000 and (50,000) shares, respectively	2,312,961	(2,146,812)

Net investment income (loss)	(6,909)	(8,638)
Net realized gain (loss)	63,871	69,393
Change in net unrealized appreciation (depreciation)	8,056	78,642

Net income (loss)	65,018	139,397

Shareholders’ equity, end of period	$4,623,400	$2,184,540

See accompanying notes to financial statements.

PROSHARES SHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$65,018	$139,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(1,999,562)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,452	1,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(323)
Net realized (gain) loss on investments	(4,452)	—
Change in unrealized (appreciation) depreciation on investments	—	(88)
Decrease (Increase) in receivable on open futures contracts	(38,569)	21,094
Decrease (Increase) in interest receivable	93	108
Increase (Decrease) in payable to Sponsor	1,383	(820)
Increase (Decrease) in payable on open futures contracts	(11,500)	1,125

Net cash provided by (used in) operating activities	16,425	(839,069)

Cash flow from financing activities
Proceeds from addition of shares	2,312,961	—
Payment on shares redeemed	—	(2,146,812)

Net cash provided by (used in) financing activities	2,312,961	(2,146,812)

Net increase (decrease) in cash	2,329,386	(2,985,881)
Cash, beginning of period	2,258,652	4,174,091

Cash, end of period	$4,588,038	$1,188,210

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $180,804,059 and $147,851,244, respectively)	$180,357,257	$147,815,719
Cash	65,794,655	44,359,519
Segregated cash balances with brokers for futures contracts	165,590,124	138,651,465
Receivable on open futures contracts	96,824,449	99,544,338
Interest receivable	—	2,868

Total assets	508,566,485	430,373,909

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,125,130
Payable on open futures contracts	12,542,043	—
Brokerage commissions and futures account fees payable	70,274	104,312
Payable to Sponsor	365,319	331,873

Total liabilities	12,977,636	6,561,315

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	495,588,849	423,812,594

Total liabilities and shareholders’ equity	$508,566,485	$430,373,909

Shares outstanding	9,084,307	6,884,307

Net asset value per share	$54.55	$61.56

Market value per share (Note 2)	$54.56	$61.55

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.021% due 04/21/22	$25,000,000	$24,997,917
0.393% due 07/21/22	79,000,000	78,828,270
0.223% due 11/03/22	77,000,000	76,531,070

Total short-term U.S. government and agency obligations (cost $180,804,059)		$180,357,257

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2022	4,910	$115,232,790	$31,922,101
VIX Futures - Cboe, expires May 2022	5,324	133,034,515	4,062,361

			$35,984,462

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$94,343	$33,890

Expenses
Management fee	986,537	1,042,569
Brokerage commissions	187,698	175,910
Futures accounts fees	217,030	257,777

Total expenses	1,391,265	1,476,256

Net investment income (loss)	(1,296,922)	(1,442,366)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(41,100,614)	24,209,417
Short-term U.S. government and agency obligations	(10,494)	—

Net realized gain (loss)	(41,111,108)	24,209,417

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,709,184	42,121,892
Short-term U.S. government and agency obligations	(411,277)	3,226

Change in net unrealized appreciation (depreciation)	4,297,907	42,125,118

Net realized and unrealized gain (loss)	(36,813,201)	66,334,535

Net income (loss)	$(38,110,123)	$64,892,169

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$423,812,594	$409,371,468

Addition of 3,000,000 and 2,400,000 shares, respectively	156,515,471	98,109,468
Redemption of 800,000 and 1,100,000 shares, respectively	(46,629,093)	(45,242,254)

Net addition (redemption) of 2,200,000 and 1,300,000 shares, respectively	109,886,378	52,867,214

Net investment income (loss)	(1,296,922)	(1,442,366)
Net realized gain (loss)	(41,111,108)	24,209,417
Change in net unrealized appreciation (depreciation)	4,297,907	42,125,118

Net income (loss)	(38,110,123)	64,892,169

Shareholders’ equity, end of period	$495,588,849	$527,130,851

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(38,110,123)	$64,892,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(184,846,445)	(166,972,737)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	151,980,347	145,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(97,211)	(22,858)
Net realized (gain) loss on investments	10,494	—
Change in unrealized (appreciation) depreciation on investments	411,277	(3,226)
Decrease (Increase) in receivable on open futures contracts	2,719,889	(10,518,387)
Decrease (Increase) in interest receivable	2,868	(625)
Increase (Decrease) in payable to Sponsor	33,446	58,097
Increase (Decrease) in brokerage commissions and futures account fees payable	(34,038)	7,205
Increase (Decrease) in payable on open futures contracts	12,542,043	(996,159)

Net cash provided by (used in) operating activities	(55,387,453)	31,443,479

Cash flow from financing activities
Proceeds from addition of shares	156,515,471	98,109,468
Payment on shares redeemed	(52,754,223)	(45,242,254)

Net cash provided by (used in) financing activities	103,761,248	52,867,214

Net increase (decrease) in cash	48,373,795	84,310,693
Cash, beginning of period	183,010,984	266,579,220

Cash, end of period	$231,384,779	$350,889,913

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,016,679,454 and $848,800,309, respectively)	$1,016,050,654	$848,757,567
Cash	122,491,540	86,582,912
Segregated cash balances with brokers for futures contracts	198,872,883	130,704,477
Segregated cash balances with brokers for swap agreements	181,812,000	—
Unrealized appreciation on swap agreements	—	63,928,293
Receivable on open futures contracts	187,616	—
Interest receivable	1	3,523

Total assets	1,519,414,694	1,129,976,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,183,510	—
Payable on open futures contracts	37,639,347	25,317,560
Brokerage commissions and futures account fees payable	99,348	24,677
Payable to Sponsor	1,226,530	850,965
Unrealized depreciation on swap agreements	128,285,274	—

Total liabilities	182,434,009	26,193,202

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,336,980,685	1,103,783,570

Total liabilities and shareholders’ equity	$1,519,414,694	$1,129,976,772

Shares outstanding	8,810,774	12,810,774

Net asset value per share	$151.74	$86.16

Market value per share (Note 2)	$153.30	$86.78

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 76 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.076 % due 04/21/22 †	$285,000,000	$284,976,259
0.232 % due 05/19/22 †	175,000,000	174,939,328
0.321 % due 06/16/22 †	180,000,000	179,834,706
0.393 % due 07/21/22 †	47,000,000	46,897,831
0.706 % due 08/18/22 †	150,000,000	149,504,820
0.637 % due 11/03/22 †	181,000,000	179,897,710

Total short-term U.S. government and agency obligations (cost $ 1,016,679,454 )		$1,016,050,654

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2022	4,115	$405,409,800	$144,895,562
WTI Crude Oil - NYMEX, expires December 2022	4,724	423,270,400	91,533,153
WTI Crude Oil - NYMEX, expires June 2023	5,012	424,065,320	9,162,448

			$245,591,163

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/06/22	$202,256,578	$(18,119,250)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/22	394,073,711	(36,248,743)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/22	350,316,746	(31,383,289)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/06/22	190,882,596	(17,086,634)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/06/22	284,170,376	(25,447,358)

			Total Unrealized Depreciation	$(128,285,274)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*
Reflects the floating financing rate, as of March 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$308,880	$168,075

Expenses
Management fee	3,084,812	2,535,085
Brokerage commissions	195,541	293,200
Futures accounts fees	252,687	98,937

Total expenses	3,533,040	2,927,222

Net investment income (loss)	(3,224,160)	(2,759,147)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	266,409,832	191,676,501
Swap agreements	533,013,238	142,674,727
Short-term U.S. government and agency obligations	(3,136)	—

Net realized gain (loss)	799,419,934	334,351,228

Change in net unrealized appreciation (depreciation) on
Futures contracts	98,135,638	93,984,872
Swap agreements	(192,213,567)	(58,990,789)
Short-term U.S. government and agency obligations	(586,058)	41,573

Change in net unrealized appreciation (depreciation)	(94,663,987)	35,035,656

Net realized and unrealized gain (loss)	704,755,947	369,386,884

Net income (loss)	$701,531,787	$366,627,737

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$1,103,783,570	$902,739,250

Addition of 2,150,000 and 2,350,000 shares, respectively	330,317,033	117,044,190
Redemption of 6,150,000 and 6,450,000 shares, respectively	(798,651,705)	(297,832,084)

Net addition (redemption) of (4,000,000) and (4,100,000) shares, respectively	(468,334,672)	(180,787,894)

Net investment income (loss)	(3,224,160)	(2,759,147)
Net realized gain (loss)	799,419,934	334,351,228
Change in net unrealized appreciation (depreciation)	(94,663,987)	35,035,656

Net income (loss)	701,531,787	366,627,737

Shareholders’ equity, end of period	$1,336,980,685	$1,088,579,093

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$701,531,787	$366,627,737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,394,562,680)	(934,851,425)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,226,992,801	465,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(312,402)	(85,197)
Net realized (gain) loss on investments	3,136	—
Change in unrealized (appreciation) depreciation on investments	192,799,625	58,949,216
Decrease (Increase) in receivable on open futures contracts	(187,616)	1,611,608
Decrease (Increase) in interest receivable	3,522	(122,413)
Increase (Decrease) in payable to Sponsor	375,565	260,388
Increase (Decrease) in brokerage commissions and futures account fees payable	74,671	1,352
Increase (Decrease) in payable on open futures contracts	12,321,787	25,300,245

Net cash provided by (used in) operating activities	739,040,196	(17,308,489)

Cash flow from financing activities
Proceeds from addition of shares	330,317,033	117,044,190
Payment on shares redeemed	(783,468,195)	(301,460,018)

Net cash provided by (used in) financing activities	(453,151,162)	(184,415,828)

Net increase (decrease) in cash	285,889,034	(201,724,317)
Cash, beginning of period	217,287,389	667,259,596

Cash, end of period	$503,176,423	$465,535,279

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $95,926,918 and $90,936,719, respectively)	$95,749,617	$90,922,438
Cash	20,472,226	6,846,634
Segregated cash balances with brokers for futures contracts	24,424,860	47,289,091
Receivable from capital shares sold	—	20,448,741
Receivable on open futures contracts	13,001,650	33,998,620
Interest receivable	—	1,130

Total assets	153,648,353	199,506,654

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,420,202	—
Payable on open futures contracts	—	5,403,658
Brokerage commissions and futures account fees payable	23,412	63,628
Payable to Sponsor	135,253	147,190

Total liabilities	8,578,867	5,614,476

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	145,069,486	193,892,178

Total liabilities and shareholders’ equity	$153,648,353	$199,506,654

Shares outstanding	2,587,527	7,587,527

Net asset value per share	$56.06	$25.55

Market value per share (Note 2)	$56.31	$26.09

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.106% due 04/21/22	$40,000,000	$39,996,668
0.393% due 07/21/22	24,000,000	23,947,829
0.223% due 11/03/22	32,000,000	31,805,120

Total short-term U.S. government and agency obligations (cost $95,926,918)		$95,749,617

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2022	5,149	$290,506,580	$76,824,603

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$39,581	$13,815

Expenses
Management fee	396,610	254,815
Brokerage commissions	88,452	92,297
Futures accounts fees	71,117	81,848

Total expenses	556,179	428,960

Net investment income (loss)	(516,598)	(415,145)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	76,220,688	41,582,385
Short-term U.S. government and agency obligations	(3,452)	551

Net realized gain (loss)	76,217,236	41,582,936

Change in net unrealized appreciation (depreciation) on
Futures contracts	85,030,764	(17,800,783)
Short-term U.S. government and agency obligations	(163,020)	1,915

Change in net unrealized appreciation (depreciation)	84,867,744	(17,798,868)

Net realized and unrealized gain (loss)	161,084,980	23,784,068

Net income (loss)	$160,568,382	$23,368,923

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$193,892,178	$169,800,371

Addition of 2,600,000 and 3,400,000 shares, respectively	87,880,355	76,480,823
Redemption of 7,600,000 and 8,000,000 shares, respectively	(297,271,429)	(195,343,047)

Net addition (redemption) of (5,000,000) and (4,600,000) shares, respectively	(209,391,074)	(118,862,224)

Net investment income (loss)	(516,598)	(415,145)
Net realized gain (loss)	76,217,236	41,582,936
Change in net unrealized appreciation (depreciation)	84,867,744	(17,798,868)

Net income (loss)	160,568,382	23,368,923

Shareholders’ equity, end of period	$145,069,486	$74,307,070

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$160,568,382	$23,368,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(135,944,242)	(88,986,855)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	130,991,301	84,999,676
Net amortization and accretion on short-term U.S. government and agency obligations	(40,710)	(9,576)
Net realized (gain) loss on investments	3,452	(551)
Change in unrealized (appreciation) depreciation on investments	163,020	(1,915)
Decrease (Increase) in receivable on open futures contracts	20,996,970	13,775,851
Decrease (Increase) in interest receivable	1,130	3,558
Increase (Decrease) in payable to Sponsor	(11,937)	(76,137)
Increase (Decrease) in brokerage commissions and futures account fees payable	(40,216)	13,490
Increase (Decrease) in payable on open futures contracts	(5,403,658)	798,217

Net cash provided by (used in) operating activities	171,283,492	33,884,681

Cash flow from financing activities
Proceeds from addition of shares	108,329,096	76,480,823
Payment on shares redeemed	(288,851,227)	(203,242,570)

Net cash provided by (used in) financing activities	(180,522,131)	(126,761,747)

Net increase (decrease) in cash	(9,238,639)	(92,877,066)
Cash, beginning of period	54,135,725	137,292,722

Cash, end of period	$44,897,086	$44,415,656

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,690,961 and $998,130, respectively)	$4,685,054	$997,678
Cash	1,608,252	6,891,458
Segregated cash balances with brokers for foreign currency forward contracts	—	691,000
Unrealized appreciation on foreign currency forward contracts	—	84,150
Interest receivable	—	153

Total assets	6,293,306	8,664,439

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,006	3,846
Unrealized depreciation on foreign currency forward contracts	50,318	1,498

Total liabilities	56,324	5,344

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,236,982	8,659,095

Total liabilities and shareholders’ equity	$6,293,306	$8,664,439

Shares outstanding	500,000	650,000

Net asset value per share	$12.47	$13.32

Market value per share (Note 2)	$12.46	$13.33

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22	$4,000,000	$3,991,305
0.554% due 11/03/22 †	698,000	693,749

Total short-term U.S. government and agency obligations (cost $4,690,961)		$4,685,054

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/08/22	4,422,921	$4,893,608	$(7,961)
Euro with UBS AG	04/08/22	11,991,502	13,267,638	(31,928)

			Total Unrealized Depreciation	$(39,889)

Contracts to Sell
Euro with UBS AG	04/08/22	(5,127,000)	$(5,672,615)	$(10,429)

			Total Unrealized Depreciation	$(10,429)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$4,587	$584

Expenses
Management fee	20,278	10,078

Total expenses	20,278	10,078

Net investment income (loss)	(15,691)	(9,494)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(441,030)	(27,342)
Short-term U.S. government and agency obligations	(5,949)	—

Net realized gain (loss)	(446,979)	(27,342)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(132,970)	(311,140)
Short-term U.S. government and agency obligations	(5,455)	88

Change in net unrealized appreciation (depreciation)	(138,425)	(311,052)

Net realized and unrealized gain (loss)	(585,404)	(338,394)

Net income (loss)	$(601,095)	$(347,888)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$8,659,095	$4,737,350

Addition of 100,000 and – shares, respectively	1,316,267	—
Redemption of 250,000 and 50,000 shares, respectively	(3,137,285)	(777,738)

Net addition (redemption) of (150,000) and (50,000) shares, respectively	(1,821,018)	(777,738)

Net investment income (loss)	(15,691)	(9,494)
Net realized gain (loss)	(446,979)	(27,342)
Change in net unrealized appreciation (depreciation)	(138,425)	(311,052)

Net income (loss)	(601,095)	(347,888)

Shareholders’ equity, end of period	$6,236,982	$3,611,724

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(601,095)	$(347,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,984,289)	(1,999,562)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,290,249	1,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,740)	(323)
Net realized (gain) loss on investments	5,949	—
Change in unrealized (appreciation) depreciation on investments	138,425	311,052
Decrease (Increase) in interest receivable	153	92
Increase (Decrease) in payable to Sponsor	2,160	(614)

Net cash provided by (used in) operating activities	(4,153,188)	(1,037,243)

Cash flow from financing activities
Proceeds from addition of shares	1,316,267	—
Payment on shares redeemed	(3,137,285)	(777,738)

Net cash provided by (used in) financing activities	(1,821,018)	(777,738)

Net increase (decrease) in cash	(5,974,206)	(1,814,981)
Cash, beginning of period	7,582,458	4,652,092

Cash, end of period	$1,608,252	$2,837,111

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $298,652,557 and $207,964,168, respectively)	$298,473,849	$207,956,320
Cash	37,818,466	9,328,332
Segregated cash balances with brokers for futures contracts	13,525,200	6,093,750
Segregated cash balances with brokers for swap agreements	11,048,000	—
Unrealized appreciation on swap agreements	—	8,639,188
Receivable on open futures contracts	2,562,814	944,644
Interest receivable	—	690

Total assets	363,428,329	232,962,924

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	10,530	4,034
Payable to Sponsor	277,421	178,356
Unrealized depreciation on swap agreements	8,110,556	—

Total liabilities	8,398,507	182,390

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	355,029,822	232,780,534

Total liabilities and shareholders’ equity	$363,428,329	$232,962,924

Shares outstanding	5,300,000	3,900,000

Net asset value per share	$66.99	$59.69

Market value per share (Note 2)	$66.14	$59.81

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.021% due 04/21/22	$50,000,000	$49,995,835
0.209% due 05/19/22 †	25,000,000	24,991,332
0.363% due 06/16/22 †	90,000,000	89,917,353
0.393% due 07/21/22 †	45,000,000	44,902,179
0.706% due 08/18/22 †	75,000,000	74,752,410
0.223% due 11/03/22 †	14,000,000	13,914,740

Total short-term U.S. government and agency obligations (cost $298,652,557)		$298,473,849

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2022	1,871	$365,593,400	$(7,245,013)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/22	$118,728,333	$(2,792,482)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/06/22	102,600,526	(2,413,156)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/22	123,508,801	(2,904,918)

			Total Unrealized Depreciation	$(8,110,556)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$95,113	$35,827

Expenses
Management fee	671,415	568,207
Brokerage commissions	21,659	14,888
Futures accounts fees	19,505	32,402

Total expenses	712,579	615,497

Net investment income (loss)	(617,466)	(579,670)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	20,190,020	(16,805,897)
Swap agreements	37,628,576	(34,442,235)
Short-term U.S. government and agency obligations	—	245

Net realized gain (loss)	57,818,596	(51,247,887)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(7,899,907)	(2,253,749)
Swap agreements	(16,749,744)	1,019,450
Short-term U.S. government and agency obligations	(170,860)	1,796

Change in net unrealized appreciation (depreciation)	(24,820,511)	(1,232,503)

Net realized and unrealized gain (loss)	32,998,085	(52,480,390)

Net income (loss)	$32,380,619	$(53,060,060)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$232,780,534	$263,540,473

Addition of 1,500,000 and 600,000 shares, respectively	95,684,676	37,062,261
Redemption of 100,000 and 550,000 shares, respectively	(5,816,007)	(32,994,618)

Net addition (redemption) of 1,400,000 and 50,000 shares, respectively	89,868,669	4,067,643

Net investment income (loss)	(617,466)	(579,670)
Net realized gain (loss)	57,818,596	(51,247,887)
Change in net unrealized appreciation (depreciation)	(24,820,511)	(1,232,503)

Net income (loss)	32,380,619	(53,060,060)

Shareholders’ equity, end of period	$355,029,822	$214,548,056

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$32,380,619	$(53,060,060)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(439,592,586)	(206,969,781)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	349,000,000	194,999,771
Net amortization and accretion on short-term U.S. government and agency obligations	(95,803)	(27,375)
Net realized (gain) loss on investments	—	(245)
Change in unrealized (appreciation) depreciation on investments	16,920,604	(1,021,246)
Decrease (Increase) in receivable on open futures contracts	(1,618,170)	(1,456,440)
Decrease (Increase) in interest receivable	690	4,186
Increase (Decrease) in payable to Sponsor	99,065	(30,328)
Increase (Decrease) in brokerage commissions and futures account fees payable	6,496	9,172

Net cash provided by (used in) operating activities	(42,899,085)	(67,552,346)

Cash flow from financing activities
Proceeds from addition of shares	95,684,676	37,062,261
Payment on shares redeemed	(5,816,007)	(32,994,618)

Net cash provided by (used in) financing activities	89,868,669	4,067,643

Net increase (decrease) in cash	46,969,584	(63,484,703)
Cash, beginning of period	15,422,082	183,452,109

Cash, end of period	$62,391,666	$119,967,406

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $465,593,363 and $451,896,236, respectively)	$465,290,460	$451,872,982
Cash	22,418,785	10,985,565
Segregated cash balances with brokers for futures contracts	13,190,750	14,502,938
Segregated cash balances with brokers for swap agreements	81,624,040	—
Unrealized appreciation on swap agreements	—	40,591,699
Receivable on open futures contracts	174,600	1,384,919
Interest receivable	—	1,582

Total assets	582,698,635	519,339,685

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,483,770
Brokerage commissions and futures account fees payable	9,893	9,833
Payable to Sponsor	462,171	392,488
Unrealized depreciation on swap agreements	23,850,730	—

Total liabilities	24,322,794	3,886,091

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	558,375,841	515,453,594

Total liabilities and shareholders’ equity	$582,698,635	$519,339,685

Shares outstanding	14,296,526	14,796,526

Net asset value per share	$39.06	$34.84

Market value per share (Note 2)	$38.53	$34.74

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22†	$75,000,000	$74,993,752
0.209% due 05/19/22†	150,000,000	149,947,995
0.351% due 06/16/22†	100,000,000	99,908,170
0.393% due 07/21/22†	23,000,000	22,950,003
0.706% due 08/18/22†	75,000,000	74,752,410
0.223% due 11/03/22†	43,000,000	42,738,130

Total short-term U.S. government and agency obligations (cost $465,593,363)		$465,290,460

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2022	1,351	$169,773,415	$9,192,378
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/22	$237,998,246	$(7,141,286)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/06/22	249,395,557	(5,875,157)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/22	232,374,365	(5,474,180)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/22	227,857,585	(5,360,107)

			Total Unrealized Depreciation	$(23,850,730)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$140,449	$98,129

Expenses
Management fee	1,217,599	1,631,135
Brokerage commissions	30,551	46,582
Futures accounts fees	20,505	162,187

Total expenses	1,268,655	1,839,904

Net investment income (loss)	(1,128,206)	(1,741,775)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,744,962)	6,896,270
Swap agreements	122,381,989	(1,985,719)
Short-term U.S. government and agency obligations	10	191

Net realized gain (loss)	116,637,037	4,910,742

Change in net unrealized appreciation (depreciation) on
Futures contracts	6,685,833	(52,592,033)
Swap agreements	(64,442,429)	(85,173,669)
Short-term U.S. government and agency obligations	(279,649)	21,921

Change in net unrealized appreciation (depreciation)	(58,036,245)	(137,743,781)

Net realized and unrealized gain (loss)	58,600,792	(132,833,039)

Net income (loss)	$57,472,586	$(134,574,814)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$515,453,594	$745,304,028

Addition of 1,000,000 and 2,400,000 shares, respectively	39,033,941	120,399,635
Redemption of 1,500,000 and 3,250,000 shares, respectively	(53,584,280)	(158,627,600)

Net addition (redemption) of (500,000) and (850,000) shares, respectively	(14,550,339)	(38,227,965)

Net investment income (loss)	(1,128,206)	(1,741,775)
Net realized gain (loss)	116,637,037	4,910,742
Change in net unrealized appreciation (depreciation)	(58,036,245)	(137,743,781)

Net income (loss)	57,472,586	(134,574,814)

Shareholders’ equity, end of period	$558,375,841	$572,501,249

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$57,472,586	$(134,574,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(555,554,828)	(684,892,324)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	541,999,742	509,999,794
Net amortization and accretion on short-term U.S. government and agency obligations	(142,031)	(77,206)
Net realized (gain) loss on investments	(10)	(191)
Change in unrealized (appreciation) depreciation on investments	64,722,078	85,151,748
Decrease (Increase) in receivable on open futures contracts	1,210,319	(1,465,450)
Decrease (Increase) in interest receivable	1,582	6,065
Increase (Decrease) in payable to Sponsor	69,683	(29,124)
Increase (Decrease) in brokerage commissions and futures account fees payable	60	45,354
Increase (Decrease) in payable on open futures contracts	—	(147,416)

Net cash provided by (used in) operating activities	109,779,181	(225,983,564)

Cash flow from financing activities
Proceeds from addition of shares	39,033,941	116,265,208
Payment on shares redeemed	(57,068,050)	(158,627,600)

Net cash provided by (used in) financing activities	(18,034,109)	(42,362,392)

Net increase (decrease) in cash	91,745,072	(268,345,956)
Cash, beginning of period	25,488,503	446,401,960

Cash, end of period	$117,233,575	$178,056,004

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $193,806,309 and $221,725,609, respectively)	$193,118,875	$221,660,593
Cash	70,665,485	108,688,034
Segregated cash balances with brokers for futures contracts	490,761,445	463,432,845
Receivable from capital shares sold	15,544,945	—
Securities sold receivabl e	6,195,418	—
Receivable on open futures contracts	352,266,772	33,597,688
Interest receivable	—	5,060

Total assets	1,128,552,940	827,384,220

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	9,447,456
Brokerage commissions and futures account fees payable	234,366	167,855
Payable to Sponsor	709,933	611,836
Unrealized depreciation on swap agreements	—	477,437

Total liabilities	944,299	10,704,584

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,127,608,641	816,679,636

Total liabilities and shareholders’ equity	$1,128,552,940	$827,384,220

Shares outstanding (Note 1)	83,528,420	65,828,420

Net asset value per share (Note 1)	$13.50	$12.41

Market value per share (Note 1) (Note 2)	$13.46	$12.43

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$50,000,000	$49,995,835
0.223% due 11/03/22	144,000,000	143,123,040

Total short-term U.S. government and agency obligations (cost $193,806,309)		$193,118,875

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2022	33,482	$785,789,058	$(144,097,149)
VIX Futures - Cboe, expires May 2022	36,263	906,128,965	(17,115,511)

			$(161,212,660)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$95,261	$113,969

Expenses
Management fee	1,961,177	4,383,077
Brokerage commissions	936,758	1,956,628
Futures accounts fees	782,688	1,843,813

Total expenses	3,680,623	8,183,518

Net investment income (loss)	(3,585,362)	(8,069,549)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	258,438,098	(653,063,682)
Swap agreements	22,556,586	(51,454,342)
Short-term U.S. government and agency obligations	(15,153)	18,520

Net realized gain (loss)	280,979,531	(704,499,504)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(34,855,903)	(284,403,583)
Swap agreements	477,437	24,807
Short-term U.S. government and agency obligations	(622,418)	19,445

Change in net unrealized appreciation (depreciation)	(35,000,884)	(284,359,331)

Net realized and unrealized gain (loss)	245,978,647	(988,858,835)

Net income (loss)	$242,393,285	$(996,928,384)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$816,679,636	$1,356,204,199

Addition of 83,100,000 and 19,630,000 shares, respectively (Note 1)	1,171,715,867	1,939,143,031
Redemption of 65,400,000 and 9,540,000 shares, respectively (Note 1)	(1,103,180,147)	(1,014,045,676)

Net addition (redemption) of 17,700,000 and 10,090,000 shares, respectively (Note 1)	68,535,720	925,097,355

Net investment income (loss)	(3,585,362)	(8,069,549)
Net realized gain (loss)	280,979,531	(704,499,504)
Change in net unrealized appreciation (depreciation)	(35,000,884)	(284,359,331)

Net income (loss)	242,393,285	(996,928,384)

Shareholders’ equity, end of period	$1,127,608,641	$1,284,373,170

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities

Net income (loss)	$242,393,285	$(996,928,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(396,948,446)	(811,866,867)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	424,952,914	679,996,765
Net amortization and accretion on short-term U.S. government and agency obligations	(100,321)	(81,137)
Net realized (gain) loss on investments	15,153	(18,520)
Change in unrealized (appreciation) depreciation on investments	144,981	(44,252)
Decrease (Increase) in securities sold receivable	(6,195,418)	—
Decrease (Increase) in receivable on open futures contracts	(318,669,084)	(22,894,994)
Decrease (Increase) in interest receivable	5,060	423
Increase (Decrease) in payable to Sponsor	98,097	312,325
Increase (Decrease) in brokerage commissions and futures account fees payable	66,511	249,748
Increase (Decrease) in payable on open futures contracts	(9,447,456)	(9,772,407)
Increase (Decrease) in securities purchased payable	—	38,977,944

Net cash provided by (used in) operating activities	(63,684,724)	(1,122,069,356)

Cash flow from financing activities
Proceeds from addition of shares	1,156,170,922	1,988,229,419
Payment on shares redeemed	(1,103,180,147)	(1,014,045,676)

Net cash provided by (used in) financing activities	52,990,775	974,183,743

Net increase (decrease) in cash	(10,693,949)	(147,885,613)
Cash, beginning of period	572,120,879	1,069,671,996

Cash, end of period	$561,426,930	$921,786,383

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $996,736 and $–, respectively)	$993,910	$—
Cash	1,339,246	2,232,820
Segregated cash balances with brokers for foreign currency forward contracts	—	225,000
Unrealized appreciation on foreign currency forward contracts	7,119	821
Interest receivable	—	95

Total assets	2,340,275	2,458,736

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	1,800	1,954
Unrealized depreciation on foreign currency forward contracts	238,770	93,933

Total liabilities	240,570	95,887

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,099,705	2,362,849

Total liabilities and shareholders’ equity	$2,340,275	$2,458,736

Shares outstanding	49,970	49,970

Net asset value per share	$42.02	$47.29

Market value per share (Note 2)	$42.09	$47.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.554% due 11/03/22 †	$1,000,000	$993,910

Total short-term U.S. government and agency obligations (cost $996,736)		$993,910

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/08/22	321,397,517	$2,640,512	$(140,536)
Yen with UBS AG	04/08/22	234,765,856	1,928,772	(98,234)

			Total Unrealized Depreciation	$(238,770)

Contracts to Sell
Yen with Goldman Sachs International	04/08/22	(6,529,000)	$(53,640)	$(254)
Yen with UBS AG	04/08/22	(37,680,000)	(309,568)	7,373

			Total Unrealized Appreciation	$7,119

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$873	$356

Expenses
Management fee	5,429	6,649

Total expenses	5,429	6,649

Net investment income (loss)	(4,556)	(6,293)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(118,771)	(139,467)
Short-term U.S. government and agency obligations	1,548	—

Net realized gain (loss)	(117,223)	(139,467)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(138,539)	(256,089)
Short-term U.S. government and agency obligations	(2,826)	44

Change in net unrealized appreciation (depreciation)	(141,365)	(256,045)

Net realized and unrealized gain (loss)	(258,588)	(395,512)

Net income (loss)	$(263,144)	$(401,805)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$2,362,849	$2,989,499

Net investment income (loss)	(4,556)	(6,293)
Net realized gain (loss)	(117,223)	(139,467)
Change in net unrealized appreciation (depreciation)	(141,365)	(256,045)

Net income (loss)	(263,144)	(401,805)

Shareholders’ equity, end of period	$2,099,705	$2,587,694

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(263,144)	$(401,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(995,769)	(499,849)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,548	—
Net amortization and accretion on short-term U.S. government and agency obligations	(967)	(93)
Net realized (gain) loss on investments	(1,548)	—
Change in unrealized (appreciation) depreciation on investments	141,365	256,045
Decrease (Increase) in interest receivable	95	27
Increase (Decrease) in payable to Sponsor	(154)	(213)

Net cash provided by (used in) operating activities	(1,118,574)	(645,888)

Net increase (decrease) in cash	(1,118,574)	(645,888)
Cash, beginning of period	2,457,820	2,924,696

Cash, end of period	$1,339,246	$2,278,808

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ – and $ 1,999,869 , respectively)	$—	$1,999,875
Cash	2,144,311	310,565
Segregated cash balances with brokers for futures contracts	108,900	117,920
Receivable on open futures contracts	11,700	—
Interest receivable	—	16

Total assets	2,264,911	2,428,376

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	13,735
Payable to Sponsor	1,886	2,018

Total liabilities	1,886	15,753

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,263,025	2,412,623

Total liabilities and shareholders’ equity	$2,264,911	$2,428,376

Shares outstanding	50,000	50,000

Net asset value per share	$45.26	$48.25

Market value per share (Note 2)	$45.35	$48.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Australian Dollar Fx Currency Futures - CME, expires June 2022	60	$4,497,900	$(96,657)
See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$115	$258

Expenses
Management fee	5,696	5,139
Brokerage commissions	500	386

Total expenses	6,196	5,525

Net investment income (loss)	(6,081)	(5,267)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(116,848)	(164,544)
Short-term U.S. government and agency obligations	4,839	—

Net realized gain (loss)	(112,009)	(164,544)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(31,502)	206,052
Short-term U.S. government and agency obligations	(6)	—

Change in net unrealized appreciation (depreciation)	(31,508)	206,052

Net realized and unrealized gain (loss)	(143,517)	41,508

Net income (loss)	$(149,598)	$36,241

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$2,412,623	$2,222,639

Net investment income (loss)	(6,081)	(5,267)
Net realized gain (loss)	(112,009)	(164,544)
Change in net unrealized appreciation (depreciation)	(31,508)	206,052

Net income (loss)	(149,598)	36,241

Shareholders’ equity, end of period	$2,263,025	$2,258,880

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities

Net income (loss)	$(149,598)	$36,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,004,839	—
Net amortization and accretion on short-term U.S. government and agency obligations	(131)	—
Net realized (gain) loss on investments	(4,839)	—
Change in unrealized (appreciation) depreciation on investments	6	—
Decrease (Increase) in receivable on open futures contracts	(11,700)	—
Decrease (Increase) in interest receivable	16	31
Increase (Decrease) in payable to Sponsor	(132)	(596)
Increase (Decrease) in payable on open futures contracts	(13,735)	(3,718)

Net cash provided by (used in) operating activities	1,824,726	31,958

Net increase (decrease) in cash	1,824,726	31,958
Cash, beginning of period	428,485	2,234,027

Cash, end of period	$2,253,211	$2,265,985

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $172,878,249 and $55,932,300, respectively)	$172,675,022	$55,916,023
Cash	74,893,009	29,602,412
Segregated cash balances with brokers for futures contracts	146,472,433	24,841,141
Receivable from capital shares sold	2,335,415	—
Receivable on open futures contracts	24,718,248	4,064,439
Interest receivable	—	1,359

Total assets	421,094,127	114,425,374

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,982,086	175,557
Brokerage commissions and futures account fees payable	42,292	7,944
Payable to Sponsor	270,518	74,271

Total liabilities	4,294,896	257,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	416,799,231	114,167,602

Total liabilities and shareholders’ equity	$421,094,127	$114,425,374

Shares outstanding (Note 1)	71,433,799	8,883,799

Net asset value per share (Note 1)	$5.83	$12.85

Market value per share (Note 1) (Note 2)	$5.79	$12.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(41% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.051% due 04/21/22	$40,000,000	$39,996,668
0.209% due 05/19/22	25,000,000	24,991,333
0.389% due 06/16/22	50,000,000	49,954,085
0.393% due 07/21/22	22,000,000	21,952,176
0.223% due 11/03/22	36,000,000	35,780,760

Total short-term U.S. government and agency obligations (cost $172,878,249)		$172,675,022

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2022	2,737	$269,649,240	$(4,110,731)
WTI Crude Oil - NYMEX, expires December 2022	3,147	281,971,200	(2,299,051)
WTI Crude Oil - NYMEX, expires June 2023	3,339	282,512,790	116,312

			$(6,293,470)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$53,907	$10,835

Expenses
Management fee	492,647	221,263
Brokerage commissions	77,056	43,044
Futures accounts fees	70,177	47,712

Total expenses	639,880	312,019

Net investment income (loss)	(585,973)	(301,184)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(106,482,101)	(49,177,765)

Net realized gain (loss)	(106,482,101)	(49,177,765)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,115,992	5,636,634
Short-term U.S. government and agency obligations	(186,950)	2,210

Change in net unrealized appreciation (depreciation)	1,929,042	5,638,844

Net realized and unrealized gain (loss)	(104,553,059)	(43,538,921)

Net income (loss)	$(105,139,032)	$(43,840,105)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$114,167,602	$96,839,233

Addition of 77,850,000 and 1,950,000 shares, respectively (Note 1)	510,028,879	64,302,979
Redemption of 15,300,000 and 850,000 shares, respectively (Note 1)	(102,258,218)	(25,583,717)

Net addition (redemption) of 62,550,000 and 1,100,000 shares, respectively (Note 1)	407,770,661	38,719,262

Net investment income (loss)	(585,973)	(301,184)
Net realized gain (loss)	(106,482,101)	(49,177,765)
Change in net unrealized appreciation (depreciation)	1,929,042	5,638,844

Net income (loss)	(105,139,032)	(43,840,105)

Shareholders’ equity, end of period	$416,799,231	$91,718,390

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(105,139,032)	$(43,840,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(203,890,683)	(59,990,524)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	87,000,000	25,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(55,266)	(6,348)
Change in unrealized (appreciation) depreciation on investments	186,950	(2,210)
Decrease (Increase) in receivable on open futures contracts	(20,653,809)	(2,690,988)
Decrease (Increase) in interest receivable	1,359	2,099
Increase (Decrease) in payable to Sponsor	196,247	(7,303)
Increase (Decrease) in brokerage commissions and futures account fees payable	34,348	25,647
Increase (Decrease) in payable on open futures contracts	3,806,529	166,417

Net cash provided by (used in) operating activities	(238,513,357)	(81,343,315)

Cash flow from financing activities
Proceeds from addition of shares	507,693,464	64,302,979
Payment on shares redeemed	(102,258,218)	(25,583,717)

Net cash provided by (used in) financing activities	405,435,246	38,719,262

Net increase (decrease) in cash	166,921,889	(42,624,053)
Cash, beginning of period	54,443,553	97,113,373

Cash, end of period	$221,365,442	$54,489,320

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $109,916,719 and $123,855,553, respectively)	$109,627,801	$123,821,548
Cash	70,201,998	53,547,476
Segregated cash balances with brokers for futures contracts	35,162,820	59,453,451
Receivable from capital shares sold	19,436,163	—
Receivable on open futures contracts	18,454,994	30,090,351
Interest receivable	—	1,749

Total assets	252,883,776	266,914,575

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,986,002
Payable on open futures contracts	2,342,100	8,542,438
Brokerage commissions and futures account fees payable	29,510	46,867
Payable to Sponsor	171,329	194,138

Total liabilities	2,542,939	24,769,445

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	250,340,837	242,145,130

Total liabilities and shareholders’ equity	$252,883,776	$266,914,575

Shares outstanding (Note 1)	15,474,477	3,914,966

Net asset value per share (Note 1)	$16.18	$61.85

Market value per share (Note 1) (Note 2)	$16.14	$60.55

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$40,000,000	$39,996,668
0.209% due 05/19/22	10,000,000	9,996,533
0.223% due 11/03/22	60,000,000	59,634,600

Total short-term U.S. government and agency obligations (cost $109,916,719)		$109,627,801

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2022	8,883	$501,178,860	$(74,095,907)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$55,825	$7,883

Expenses
Management fee	542,364	159,337
Brokerage commissions	220,951	85,680
Futures accounts fees	129,929	23,273

Total expenses	893,244	268,290

Net investment income (loss)	(837,419)	(260,407)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(114,665,698)	(6,359,394)
Short-term U.S. government and agency obligations	(58,610)	—

Net realized gain (loss)	(114,724,308)	(6,359,394)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(87,532,158)	15,893,547
Short-term U.S. government and agency obligations	(254,913)	1,517

Change in net unrealized appreciation (depreciation)	(87,787,071)	15,895,064

Net realized and unrealized gain (loss)	(202,511,379)	9,535,670

Net income (loss)	$(203,348,798)	$9,275,263

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$242,145,130	$24,977,745

Addition of 18,560,000 and 820,000 shares, respectively (Note 1)	454,959,241	142,050,186
Redemption of 7,000,489 and 570,000 shares, respectively (Note 1)	(243,414,736)	(106,843,919)

Net addition (redemption) of 11,559,511 and 250,000 shares, respectively (Note 1)	211,544,505	35,206,267

Net investment income (loss)	(837,419)	(260,407)
Net realized gain (loss)	(114,724,308)	(6,359,394)
Change in net unrealized appreciation (depreciation)	(87,787,071)	15,895,064

Net income (loss)	(203,348,798)	9,275,263

Shareholders’ equity, end of period	$250,340,837	$69,459,275

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(203,348,798)	$9,275,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(171,922,547)	(53,993,457)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	185,860,345	20,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(57,574)	(3,966)
Net realized (gain) loss on investments	58,610	—
Change in unrealized (appreciation) depreciation on investments	254,913	(1,517)
Decrease (Increase) in receivable on open futures contracts	11,635,357	(607,891)
Decrease (Increase) in interest receivable	1,749	(694)
Increase (Decrease) in payable to Sponsor	(22,809)	43,590
Increase (Decrease) in brokerage commissions and futures account fees payable	(17,357)	427
Increase (Decrease) in payable on open futures contracts	(6,200,338)	(1,543,700)

Net cash provided by (used in) operating activities	(183,758,449)	(26,831,945)

Cash flow from financing activities
Proceeds from addition of shares	435,523,078	142,050,186
Payment on shares redeemed	(259,400,738)	(109,448,096)

Net cash provided by (used in) financing activities	176,122,340	32,602,090

Net increase (decrease) in cash	(7,636,109)	5,770,145
Cash, beginning of period	113,000,927	19,147,382

Cash, end of period	$105,364,818	$24,917,527

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $41,972,530 and $46,968,288, respectively)	$41,892,032	$46,961,125
Cash	8,512,948	7,554,065
Unrealized appreciation on foreign currency forward contracts	134,035	135,118
Interest receivable	—	603

Total assets	50,539,015	54,650,911

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	40,931	44,707
Unrealized depreciation on foreign currency forward contracts	—	343,159

Total liabilities	40,931	387,866

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	50,498,084	54,263,045

Total liabilities and shareholders’ equity	$50,539,015	$54,650,911

Shares outstanding	1,850,000	2,100,000

Net asset value per share	$27.30	$25.84

Market value per share (Note 2)	$27.31	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$22,000,000	$21,998,167
0.393% due 07/21/22 †	4,000,000	3,991,305
0.223% due 11/03/22 †	16,000,000	15,902,560

Total short-term U.S. government and agency obligations (cost $41,972,530)		$41,892,032

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	04/08/22	13,916,000	$15,396,940	$6,561

			Total Unrealized Appreciation	$6,561

Contracts to Sell
Euro with Goldman Sachs International	04/08/22	(46,280,263)	$(51,205,409)	$83,304
Euro with UBS AG	04/08/22	(58,998,199)	(65,276,787)	44,170

			Total Unrealized Appreciation	$127,474

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$15,405	$7,166

Expenses
Management fee	117,456	124,038

Total expenses	117,456	124,038

Net investment income (loss)	(102,051)	(116,872)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,542,134	70,527
Short-term U.S. government and agency obligations	210,974	—

Net realized gain (loss)	2,753,108	70,527

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	342,076	4,391,397
Short-term U.S. government and agency obligations	(73,335)	840

Change in net unrealized appreciation (depreciation)	268,741	4,392,237

Net realized and unrealized gain (loss)	3,021,849	4,462,764

Net income (loss)	$2,919,798	$4,345,892

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$54,263,045	$52,953,339

Addition of 50,000 and 200,000 shares, respectively	1,371,662	4,613,244
Redemption of 300,000 and 300,000 shares, respectively	(8,056,421)	(6,980,338)

Net addition (redemption) of (250,000) and (100,000) shares, respectively	(6,684,759)	(2,367,094)

Net investment income (loss)	(102,051)	(116,872)
Net realized gain (loss)	2,753,108	70,527
Change in net unrealized appreciation (depreciation)	268,741	4,392,237

Net income (loss)	2,919,798	4,345,892

Shareholders’ equity, end of period	$50,498,084	$54,932,137

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$2,919,798	$4,345,892
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,988,234)	(41,994,414)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	35,210,974	34,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(16,008)	(4,421)
Net realized (gain) loss on investments	(210,974)	—
Change in unrealized (appreciation) depreciation on investments	(268,741)	(4,392,237)
Decrease (Increase) in interest receivable	603	1,228
Increase (Decrease) in payable to Sponsor	(3,776)	1,273

Net cash provided by (used in) operating activities	7,643,642	(8,042,679)

Cash flow from financing activities
Proceeds from addition of shares	1,371,662	4,613,244
Payment on shares redeemed	(8,056,421)	(6,980,338)

Net cash provided by (used in) financing activities	(6,684,759)	(2,367,094)

Net increase (decrease) in cash	958,883	(10,409,773)
Cash, beginning of period	7,554,065	44,132,228

Cash, end of period	$8,512,948	$33,722,455

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $21,981,721 and $25,984,097, respectively)	$21,937,571	$25,980,516
Cash	8,485,001	1,287,229
Segregated cash balances with brokers for futures contracts	978,300	703,125
Segregated cash balances with brokers for swap agreements	469,000	—
Unrealized appreciation on swap agreements	908,323	—
Interest receivable	—	434

Total assets	32,778,195	27,971,304

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	155,425	92,537
Brokerage commissions and futures account fees payable	533	294
Payable to Sponsor	23,786	25,512
Unrealized depreciation on swap agreements	—	993,117

Total liabilities	179,744	1,111,460

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,598,451	26,859,844

Total liabilities and shareholders’ equity	$32,778,195	$27,971,304

Shares outstanding	1,196,977	846,977

Net asset value per share	$27.23	$31.71

Market value per share (Note 2)	$27.61	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(67% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22 †	$8,000,000	$7,999,334
0.393% due 07/21/22 †	6,000,000	5,986,957
0.223% due 11/03/22 †	8,000,000	7,951,280

Total short-term U.S. government and agency obligations (cost $21,981,721)		$21,937,571

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2022	134	$26,183,600	$325,987
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/22	$(16,074,140)	$372,654
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/06/22	(10,515,819)	244,146
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/22	(12,574,684)	291,523

			Total Unrealized Appreciation	$908,323

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$9,685	$2,962

Expenses
Management fee	66,138	63,727
Brokerage commissions	2,811	3,590
Futures accounts fees	1,866	4,686

Total expenses	70,815	72,003

Net investment income (loss)	(61,130)	(69,041)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,991,249)	1,334,982
Swap agreements	(4,317,424)	2,668,208
Short-term U.S. government and agency obligations	4	169

Net realized gain (loss)	(6,308,669)	4,003,359

Change in net unrealized appreciation (depreciation) on
Futures contracts	167,908	236,075
Swap agreements	1,901,440	(416,739)
Short-term U.S. government and agency obligations	(40,569)	811

Change in net unrealized appreciation (depreciation)	2,028,779	(179,853)

Net realized and unrealized gain (loss)	(4,279,890)	3,823,506

Net income (loss)	$(4,341,020)	$3,754,465

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$26,859,844	$20,337,376

Addition of 450,000 and 750,000 shares, respectively	13,189,949	27,291,216
Redemption of 100,000 and 300,000 shares, respectively	(3,110,322)	(10,139,542)

Net addition (redemption) of 350,000 and 450,000 shares, respectively	10,079,627	17,151,674

Net investment income (loss)	(61,130)	(69,041)
Net realized gain (loss)	(6,308,669)	4,003,359
Change in net unrealized appreciation (depreciation)	2,028,779	(179,853)

Net income (loss)	(4,341,020)	3,754,465

Shareholders’ equity, end of period	$32,598,451	$41,243,515

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(4,341,020)	$3,754,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,987,492)	(18,997,037)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	21,999,990	5,999,936
Net amortization and accretion on short-term U.S. government and agency obligations	(10,118)	(1,516)
Net realized (gain) loss on investments	(4)	(169)
Change in unrealized (appreciation) depreciation on investments	(1,860,871)	415,928
Decrease (Increase) in receivable on open futures contracts	—	1,317
Decrease (Increase) in interest receivable	434	127
Increase (Decrease) in payable to Sponsor	(1,726)	10,663
Increase (Decrease) in brokerage commissions and futures account fees payable	239	1,492
Increase (Decrease) in payable on open futures contracts	62,888	536,010

Net cash provided by (used in) operating activities	(2,137,680)	(8,278,784)

Cash flow from financing activities
Proceeds from addition of shares	13,189,949	27,291,216
Payment on shares redeemed	(3,110,322)	(10,139,542)

Net cash provided by (used in) financing activities	10,079,627	17,151,674

Net increase (decrease) in cash	7,941,947	8,872,890
Cash, beginning of period	1,990,354	20,633,371

Cash, end of period	$9,932,301	$29,506,261

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $13,931,199 and $22,995,121, respectively)	$13,910,829	$22,994,261
Cash	7,528,145	1,829,901
Segregated cash balances with brokers for futures contracts	1,604,313	1,081,575
Segregated cash balances with brokers for swap agreements	118,000	2,572,000
Unrealized appreciation on swap agreements	273,094	—
Receivable on open futures contracts	—	15,446
Interest receivable	—	378

Total assets	23,434,381	28,493,561

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,363	5,840
Brokerage commissions and futures account fees payable	733	747
Payable to Sponsor	19,769	28,560
Unrealized depreciation on swap agreements	—	1,921,414

Total liabilities	27,865	1,956,561

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,406,516	26,537,000

Total liabilities and shareholders’ equity	$23,434,381	$28,493,561

Shares outstanding (Note 1)	1,091,329	991,329

Net asset value per share (Note 1)	$21.45	$26.77

Market value per share (Note 1) (Note 2)	$21.78	$26.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$947,000	$946,921
0.393% due 07/21/22 †	11,000,000	10,976,088
0.223% due 11/03/22 †	2,000,000	1,987,820

Total short-term U.S. government and agency obligations (cost $13,931,199)		$13,910,829

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2022	167	$20,986,055	$267,147

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/22	$(3,066,720)	$(193,389)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/06/22	(11,171,645)	259,041
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/22	(8,833,290)	204,525
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/22	(2,824,603)	2,917

			Total Unrealized Appreciation	$273,094

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “ short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$8,920	$3,117

Expenses
Management fee	60,953	84,745
Brokerage commissions	5,301	7,444
Futures accounts fees	3,274	9,991

Total expenses	69,528	102,180

Net investment income (loss)	(60,608)	(99,063)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,293,770)	(1,236,193)
Swap agreements	(6,079,976)	(1,696,158)
Short-term U.S. government and agency obligations	(190)	85

Net realized gain (loss)	(7,373,936)	(2,932,266)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(385,346)	3,496,970
Swap agreements	2,194,508	3,968,794
Short-term U.S. government and agency obligations	(19,510)	747

Change in net unrealized appreciation (depreciation)	1,789,652	7,466,511

Net realized and unrealized gain (loss)	(5,584,284)	4,534,245

Net income (loss)	$(5,644,892)	$4,435,182

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$26,537,000	$28,885,775

Addition of 1,100,000 and 2,450,000 shares, respectively (Note 1)	25,560,144	58,095,647
Redemption of 1,000,000 and 1,875,000 shares, respectively (Note 1)	(23,045,736)	(46,271,940)

Net addition (redemption) of 100,000 and 575,000 shares, respectively (Note 1)	2,514,408	11,823,707

Net investment income (loss)	(60,608)	(99,063)
Net realized gain (loss)	(7,373,936)	(2,932,266)
Change in net unrealized appreciation (depreciation)	1,789,652	7,466,511

Net income (loss)	(5,644,892)	4,435,182

Shareholders’ equity, end of period	$23,406,516	$45,144,664

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(5,644,892)	$4,435,182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(20,979,052)	(22,996,733)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	30,052,082	7,999,988
Net amortization and accretion on short-term U.S. government and agency obligations	(9,298)	(2,043)
Net realized (gain) loss on investments	190	(85)
Change in unrealized (appreciation) depreciation on investments	(2,174,998)	(3,969,541)
Decrease (Increase) in receivable on open futures contracts	15,446	(208,039)
Decrease (Increase) in interest receivable	378	463
Increase (Decrease) in payable to Sponsor	(8,791)	7,144
Increase (Decrease) in brokerage commissions and futures account fees payable	(14)	3,309
Increase (Decrease) in payable on open futures contracts	1,523	294,893

Net cash provided by (used in) operating activities	1,252,574	(14,435,462)

Cash flow from financing activities
Proceeds from addition of shares	25,560,144	58,095,647
Payment on shares redeemed	(23,045,736)	(46,271,940)

Net cash provided by (used in) financing activities	2,514,408	11,823,707

Net increase (decrease) in cash	3,766,982	(2,611,755)
Cash, beginning of period	5,483,476	32,155,049

Cash, end of period	$9,250,458	$29,543,294

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $20,984,538 and $20,990,068, respectively)	$20,954,357	$20,987,825
Cash	13,748,678	3,003,251
Unrealized appreciation on foreign currency forward contracts	2,372,690	1,237,168
Interest receivable	—	339

Total assets	37,075,725	25,228,583

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,290,592	—
Payable to Sponsor	21,724	20,211
Unrealized depreciation on foreign currency forward contracts	36,708	367,588

Total liabilities	9,349,024	387,799

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,726,701	24,840,784

Total liabilities and shareholders’ equity	$37,075,725	$25,228,583

Shares outstanding	299,290	299,290

Net asset value per share	$92.64	$83.00

Market value per share (Note 2)	$92.73	$82.99

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22 †	$5,000,000	$4,999,584
0.209% due 05/19/22	5,000,000	4,998,266
0.393% due 07/21/22 †	6,000,000	5,986,957
0.223% due 11/03/22 †	5,000,000	4,969,550

Total short-term U.S. government and agency obligations (cost $20,984,538)		$20,954,357

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	04/08/22	2,874,020,000	$23,612,146	$(36,708)

			Total Unrealized Depreciation	$(36,708)

Contracts to Sell
Yen with Goldman Sachs International	04/08/22	(1,973,114,165)	$(16,210,555)	$748,238
Yen with UBS AG	04/08/22	(7,652,928,574)	(62,874,326)	1,624,452

			Total Unrealized Appreciation	$2,372,690

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$9,399	$3,596

Expenses
Management fee	59,820	66,553

Total expenses	59,820	66,553

Net investment income (loss)	(50,421)	(62,957)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,080,173	1,259,573
Short-term U.S. government and agency obligations	102,971	—

Net realized gain (loss)	1,183,144	1,259,573

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,466,402	2,900,888
Short-term U.S. government and agency obligations	(27,938)	854

Change in net unrealized appreciation (depreciation)	1,438,464	2,901,742

Net realized and unrealized gain (loss)	2,621,608	4,161,315

Net income (loss)	$2,571,187	$4,098,358

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$24,840,784	$23,691,070

Addition of 100,000 and 100,000 shares, respectively	9,605,322	7,132,412
Redemption of 100,000 and – shares, respectively	(9,290,592)	—

Net addition (redemption) of – and 100,000 shares, respectively	314,730	7,132,412

Net investment income (loss)	(50,421)	(62,957)
Net realized gain (loss)	1,183,144	1,259,573
Change in net unrealized appreciation (depreciation)	1,438,464	2,901,742

Net income (loss)	2,571,187	4,098,358

Shareholders’ equity, end of period	$27,726,701	$34,921,840

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$2,571,187	$4,098,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,984,733)	(21,496,640)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	18,102,971	7,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,737)	(2,141)
Net realized (gain) loss on investments	(102,971)	—
Change in unrealized (appreciation) depreciation on investments	(1,438,464)	(2,901,742)
Decrease (Increase) in interest receivable	339	410
Increase (Decrease) in payable to Sponsor	1,513	7,512

Net cash provided by (used in) operating activities	1,140,105	(13,294,243)

Cash flow from financing activities
Proceeds from addition of shares	9,605,322	7,132,412

Net cash provided by (used in) financing activities	9,605,322	7,132,412

Net increase (decrease) in cash	10,745,427	(6,161,831)
Cash, beginning of period	3,003,251	24,274,564

Cash, end of period	$13,748,678	$18,112,733

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $63,955,449 and $85,937,303, respectively)	$63,802,455	$85,922,969
Cash	16,665,482	8,130,069
Segregated cash balances with brokers for futures contracts	15,897,200	18,941,750
Receivable on open futures contracts	1,586,495	63,397
Interest receivable	—	1,097

Total assets	97,951,632	113,059,282

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,495
Brokerage commissions and futures account fees payable	10,122	7,124
Payable to Sponsor	71,596	81,983

Total liabilities	81,718	183,602

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	97,869,914	112,875,680

Total liabilities and shareholders’ equity	$97,951,632	$113,059,282

Shares outstanding	3,112,403	3,687,403

Net asset value per share	$31.45	$30.61

Market value per share (Note 2)	$31.50	$30.57

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$32,000,000	$31,997,335
0.223% due 11/03/22	32,000,000	31,805,120

Total short-term U.S. government and agency obligations (cost $63,955,449)		$63,802,455

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2022	593	$15,480,562	$226,352
VIX Futures - Cboe, expires August 2022	1,235	32,424,802	42,738
VIX Futures - Cboe, expires September 2022	1,235	32,852,729	(1,054,439)
VIX Futures - Cboe, expires October 2022	642	17,245,083	(174,214)

			$(959,563)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$23,923	$10,224

Expenses
Management fee	215,663	178,080
Brokerage commissions	24,869	11,312
Futures accounts fees	35,488	25,632

Total expenses	276,020	215,024

Net investment income (loss)	(252,097)	(204,800)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,791,833	3,539,316
Short-term U.S. government and agency obligations	(336)	—

Net realized gain (loss)	4,791,497	3,539,316

Change in net unrealized appreciation (depreciation) on
Futures contracts	(335,175)	(8,276,672)
Short-term U.S. government and agency obligations	(138,660)	1,150

Change in net unrealized appreciation (depreciation)	(473,835)	(8,275,522)

Net realized and unrealized gain (loss)	4,317,662	(4,736,206)

Net income (loss)	$4,065,565	$(4,941,006)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$112,875,680	$72,075,095

Addition of 700,000 and 400,000 shares, respectively	22,135,602	15,879,994
Redemption of 1,275,000 and 200,000 shares, respectively	(41,206,933)	(7,891,336)

Net addition (redemption) of (575,000) and 200,000 shares, respectively	(19,071,331)	7,988,658

Net investment income (loss)	(252,097)	(204,800)
Net realized gain (loss)	4,791,497	3,539,316
Change in net unrealized appreciation (depreciation)	(473,835)	(8,275,522)

Net income (loss)	4,065,565	(4,941,006)

Shareholders’ equity, end of period	$97,869,914	$75,122,747

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$4,065,565	$(4,941,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(51,992,010)	(47,992,944)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	73,998,548	61,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(25,020)	(5,327)
Net realized (gain) loss on investments	336	—
Change in unrealized (appreciation) depreciation on investments	138,660	(1,150)
Decrease (Increase) in receivable on open futures contracts	(1,523,098)	247,077
Decrease (Increase) in interest receivable	1,097	(856)
Increase (Decrease) in payable to Sponsor	(10,387)	8,296
Increase (Decrease) in brokerage commissions and futures account fees payable	2,998	875
Increase (Decrease) in payable on open futures contracts	(94,495)	188,562

Net cash provided by (used in) operating activities	24,562,194	8,503,527

Cash flow from financing activities
Proceeds from addition of shares	22,135,602	15,879,994
Payment on shares redeemed	(41,206,933)	(8,807,123)

Net cash provided by (used in) financing activities	(19,071,331)	7,072,871

Net increase (decrease) in cash	5,490,863	15,576,398
Cash, beginning of period	27,071,819	27,802,834

Cash, end of period	$32,562,682	$43,379,232

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $169,889,115 and $150,887,871, respectively)	$169,589,079	$150,861,898
Cash	31,727,811	11,013,736
Segregated cash balances with brokers for futures contracts	120,057,105	104,947,080
Receivable from capital shares sold	9,145,462	3,026,614
Receivable on open futures contracts	74,735,260	2,115,232
Interest receivable	—	1,774

Total assets	405,254,717	271,966,334

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	15	2,037,391
Brokerage commissions and futures account fees payable	57,973	38,926
Payable to Sponsor	246,329	186,853

Total liabilities	304,317	2,263,170

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	404,950,400	269,703,164

Total liabilities and shareholders’ equity	$405,254,717	$271,966,334

Shares outstanding (Note 1)	24,382,826	17,832,826

Net asset value per share (Note 1)	$16.61	$15.12

Market value per share (Note 1) (Note 2)	$16.57	$15.17

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.135% due 04/21/22	$55,000,000	$54,995,418
0.209% due 05/19/22	25,000,000	24,991,333
0.351% due 06/16/22	20,000,000	19,981,634
0.393% due 07/21/22	12,000,000	11,973,914
0.223% due 11/03/22	58,000,000	57,646,780

Total short-term U.S. government and agency obligations (cost $169,889,115)		$169,589,079

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2022	8,017	$188,150,973	$(38,308,680)
VIX Futures - Cboe, expires May 2022	8,681	216,918,224	(4,996,257)

			$(43,304,937)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$70,709	$38,460

Expenses
Management fee	705,691	825,460
Brokerage commissions	116,474	172,658
Futures accounts fees	200,657	265,146

Total expenses	1,022,822	1,263,264

Net investment income (loss)	(952,113)	(1,224,804)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	53,734,127	(76,634,593)
Short-term U.S. government and agency obligations	97	—

Net realized gain (loss)	53,734,224	(76,634,593)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(13,174,318)	(53,438,914)
Short-term U.S. government and agency obligations	(274,063)	8,060

Change in net unrealized appreciation (depreciation)	(13,448,381)	(53,430,854)

Net realized and unrealized gain (loss)	40,285,843	(130,065,447)

Net income (loss)	$39,333,730	$(131,290,251)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$269,703,164	$293,390,549

Addition of 9,950,000 and 6,331,250 shares, respectively (Note 1)	161,172,915	326,892,710
Redemption of 3,400,000 and 2,287,500 shares, respectively (Note 1)	(65,259,409)	(139,414,250)

Net addition (redemption) of 6,550,000 and 4,043,750 shares, respectively (Note 1)	95,913,506	187,478,460

Net investment income (loss)	(952,113)	(1,224,804)
Net realized gain (loss)	53,734,224	(76,634,593)
Change in net unrealized appreciation (depreciation)	(13,448,381)	(53,430,854)

Net income (loss)	39,333,730	(131,290,251)

Shareholders’ equity, end of period	$404,950,400	$349,578,758

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$39,333,730	$(131,290,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(167,928,504)	(247,959,463)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	148,999,840	180,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(72,483)	(29,126)
Net realized (gain) loss on investments	(97)	—
Change in unrealized (appreciation) depreciation on investments	274,063	(8,060)
Decrease (Increase) in receivable on open futures contracts	(72,620,028)	408,326
Decrease (Increase) in interest receivable	1,774	534
Increase (Decrease) in payable to Sponsor	59,476	73,689
Increase (Decrease) in brokerage commissions and futures account fees payable	19,047	39,399
Increase (Decrease) in payable on open futures contracts	(2,037,376)	2,587,600

Net cash provided by (used in) operating activities	(53,970,558)	(196,177,352)

Cash flow from financing activities
Proceeds from addition of shares	155,054,067	326,892,710
Payment on shares redeemed	(65,259,409)	(139,414,250)

Net cash provided by (used in) financing activities	89,794,658	187,478,460

Net increase (decrease) in cash	35,824,100	(8,698,892)
Cash, beginning of period	115,960,816	206,562,147

Cash, end of period	$151,784,916	$197,863,255

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,872,659,877 and $2,505,722,885, respectively)	$2,869,108,822	$2,505,429,337
Cash	581,016,956	394,413,910
Segregated cash balances with brokers for futures contracts	1,226,733,453	1,010,799,328
Segregated cash balances with brokers for foreign currency forward contracts	—	916,000
Segregated cash balances with brokers for swap agreements	275,071,040	2,572,000
Unrealized appreciation on swap agreements	1,181,417	113,159,180
Unrealized appreciation on foreign currency forward contracts	2,513,844	1,457,257
Receivable from capital shares sold	46,461,985	23,475,355
Securities sold receivable	6,195,418	—
Receivable on open futures contracts	584,563,167	205,819,074
Interest receivable	1	22,943

Total assets	5,592,846,103	4,258,064,384

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	32,894,304	25,594,902
Payable on open futures contracts	56,668,379	51,142,167
Brokerage commissions and futures account fees payable	588,986	476,241
Payable to Sponsor	4,055,508	3,178,585
Unrealized depreciation on swap agreements	160,246,560	3,391,968
Unrealized depreciation on foreign currency forward contracts	325,796	806,178

Total liabilities	254,779,533	84,590,041

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,338,066,570	4,173,474,343

Total liabilities and shareholders’ equity	$5,592,846,103	$4,258,064,384

Shares outstanding (Note 1)	243,148,625	151,164,114

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$1,026,882	$549,742
Expenses
Management fee	10,616,957	12,169,010
Brokerage commissions	1,908,765	2,903,800
Futures account fees	1,804,923	2,853,404

Total expenses	14,330,645	17,926,214

Net investment income (loss)	(13,303,763)	(17,376,472)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	408,448,775	(534,133,804)
Swap agreements	705,182,989	55,764,481
Foreign currency forward contracts	3,062,506	1,163,291
Short-term U.S. government and agency obligations	227,575	19,761

Net realized gain (loss)	1,116,921,845	(477,186,271)

Change in net unrealized appreciation (depreciation) on
Futures contracts	52,639,066	(257,111,138)
Swap agreements	(268,832,355)	(139,568,146)
Foreign currency forward contracts	1,536,969	6,725,056
Short-term U.S. government and agency obligations	(3,257,507)	106,285

Change in net unrealized appreciation (depreciation)	(217,913,827)	(389,847,943)

Net realized and unrealized gain (loss)	899,008,018	(867,034,214)

Net income (loss)	$885,704,255	$(884,410,686)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2022	2021
Shareholders’ equity, beginning of period	$4,173,474,343	$4,474,251,414

Addition of 202,260,000 and 43,781,250 shares, respectively (Note 1)	3,082,800,285	3,034,497,796
Redemption of 110,275,489 and 35,372,500 shares, respectively (Note 1)	(2,803,912,313)	(2,090,134,871)

Net addition (redemption) of 91,984,511 and 8,408,750 shares, respectively (Note 1)	278,887,972	944,362,925

Net investment income (loss)	(13,303,763)	(17,376,472)
Net realized gain (loss)	1,116,921,845	(477,186,271)
Change in net unrealized appreciation (depreciation)	(217,913,827)	(389,847,943)

Net income (loss)	885,704,255	(884,410,686)

Shareholders’ equity, end of period	$5,338,066,570	$4,534,203,653

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net income (loss)	$885,704,255	$(884,410,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,797,102,540)	(3,414,460,174)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,431,442,943	2,422,995,930
Net amortization and accretion on short-term U.S. government and agency obligations	(1,049,820)	(358,976)
Net realized (gain) loss on investments	(227,575)	(19,761)
Change in unrealized (appreciation) depreciation on investments	270,552,893	132,736,805
Decrease (Increase) in securities sold receivable	(6,195,418)	—
Decrease (Increase) in receivable on futures contracts	(378,744,093)	(23,776,916)
Decrease (Increase) in interest receivable	22,942	(105,237)
Increase (Decrease) in payable to Sponsor	876,923	637,842
Increase (Decrease) in brokerage commissions and futures account fees payable	112,745	397,470
Increase (Decrease) in payable on futures contracts	5,526,212	17,409,669
Increase (Decrease) in securities purchased payable	—	38,977,944

Net cash provided by (used in) operating activities	410,919,467	(1,709,976,090)

Cash flow from financing activities
Proceeds from addition of shares	3,059,813,655	3,079,449,757
Payment on shares redeemed	(2,796,612,911)	(2,105,182,292)

Net cash provided by (used in) financing activities	263,200,744	974,267,465

Net increase (decrease) in cash	674,120,211	(735,708,625)
Cash, beginning of period	1,408,701,238	3,256,463,457

Cash, end of period	$2,082,821,449	$2,520,754,832

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2022, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the three months March 31, 2022, and during the year ended December 31, 2021. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 25, 2021	1-for-10 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Crude Oil	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Silver	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares VIX Short-Term Futures ETF	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2022 and 2021, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2022 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 31, 2022
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 31, 2022
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2022
Short Euro,
Ultra Euro,
Ultra Yen,
UltraShort Australian Dollar,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	March 31, 2022
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2022

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2022.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2022.
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
The following table summarizes the valuation of investments at March 31, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$2,656	$—	$—	$2,656
ProShares Short VIX Short-Term Futures ETF	180,357,257	35,984,462	—	—	216,341,719
ProShares Ultra Bloomberg Crude Oil	1,016,050,654	245,591,163	—	(128,285,274)	1,133,356,543
ProShares Ultra Bloomberg Natural Gas	95,749,617	76,824,603	—	—	172,574,220
ProShares Ultra Euro	4,685,054	—	(50,318)	—	4,634,736
ProShares Ultra Gold	298,473,849	(7,245,013)	—	(8,110,556)	283,118,280
ProShares Ultra Silver	465,290,460	9,192,378	—	(23,850,730)	450,632,108

ProShares Ultra VIX Short-Term Futures ETF	$193,118,875	$(161,212,660)	$—	$—	$31,906,215
ProShares Ultra Yen	993,910	—	(231,651)	—	762,259
ProShares UltraShort Australian Dollar	—	(96,657)	—	—	(96,657)
ProShares UltraShort Bloomberg Crude Oil	172,675,022	(6,293,470)	—	—	166,381,552
ProShares UltraShort Bloomberg Natural Gas	109,627,801	(74,095,907)	—	—	35,531,894
ProShares UltraShort Euro	41,892,032	—	134,035	—	42,026,067
ProShares UltraShort Gold	21,937,571	325,987	—	908,323	23,171,881
ProShares UltraShort Silver	13,910,829	267,147	—	273,094	14,451,070
ProShares UltraShort Yen	20,954,357	—	2,335,982	—	23,290,339
ProShares VIX Mid-Term Futures ETF	63,802,455	(959,563)	—	—	62,842,892
ProShares VIX Short-Term Futures ETF	169,589,079	(43,304,937)	—	—	126,284,142

Combined Trust:	$2,869,108,822	$74,980,189	$2,188,048	$(159,065,143)	$2,787,211,916

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2021 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short Euro	$—	$(5,400)	$—	$—	$(5,400)
ProShares Short VIX Short-Term Futures ETF	147,815,719	31,275,278	—	—	179,090,997
ProShares Ultra Bloomberg Crude Oil	848,757,567	147,455,525	—	63,928,293	1,060,141,385
ProShares Ultra Bloomberg Natural Gas	90,922,438	(8,206,161)	—	—	82,716,277
ProShares Ultra Euro	997,678	—	82,652	—	1,080,330
ProShares Ultra Gold	207,956,320	654,894	—	8,639,188	217,250,402
ProShares Ultra Silver	451,872,982	2,506,545	—	40,591,699	494,971,226
ProShares Ultra VIX Short-Term Futures ETF	221,660,593	(126,356,757)	—	(477,437)	94,826,399
ProShares Ultra Yen	—	—	(93,112)	—	(93,112)
ProShares UltraShort Australian Dollar	1,999,875	(65,155)	—	—	1,934,720
ProShares UltraShort Bloomberg Crude Oil	55,916,023	(8,409,462)	—	—	47,506,561
ProShares UltraShort Bloomberg Natural Gas	123,821,548	13,436,251	—	—	137,257,799
ProShares UltraShort Euro	46,961,125	—	(208,041)	—	46,753,084
ProShares UltraShort Gold	25,980,516	158,079	—	(993,117)	25,145,478
ProShares UltraShort Silver	22,994,261	652,493	—	(1,921,414)	21,725,340
ProShares UltraShort Yen	20,987,825	—	869,580	—	21,857,405
ProShares VIX Mid-Term Futures ETF	85,922,969	(624,388)	—	—	85,298,581
ProShares VIX Short-Term Futures ETF	150,861,898	(30,130,619)	—	—	120,731,279

Combined Trust:	$2,505,429,337	$22,341,123	$651,079	$109,767,212	$2,638,188,751

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2022 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of March 31, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$35,984,462	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			161,212,660	*
	ProShares VIX Mid-Term Futures ETF		269,090	*		1,228,653	*
	ProShares VIX Short-Term Futures ETF		—			43,304,937	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		245,591,163	*		128,285,274	*
	ProShares Ultra Bloomberg Natural Gas		76,824,603	*		—
	ProShares Ultra Gold		—			15,355,569	*
	ProShares Ultra Silver		9,192,378	*		23,850,730	*
	ProShares UltraShort Bloomberg Crude Oil		116,312	*		6,409,782	*
	ProShares UltraShort Bloomberg Natural Gas		—			74,095,907	*
	ProShares UltraShort Gold		1,234,310	*		—
	ProShares UltraShort Silver		733,630	*		193,389	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		2,656	*		—
	ProShares Ultra Euro		—			50,318
	ProShares Ultra Yen		7,119			238,770
	ProShares UltraShort Australian Dollar		—			96,657	*
	ProShares UltraShort Euro		134,035			—
	ProShares UltraShort Yen		2,372,690			36,708

		Combined Trust:	$372,462,448	*		$454,359,354	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2021
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,275,278	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			126,834,194	*
	ProShares VIX Mid-Term Futures ETF		642,035	*		1,266,423	*
	ProShares VIX Short-Term Futures ETF		—			30,130,619	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		211,383,818	*		—
	ProShares Ultra Bloomberg Natural Gas		—			8,206,161	*
	ProShares Ultra Gold		9,294,082	*		—
	ProShares Ultra Silver		43,098,244	*		—
	ProShares UltraShort Bloomberg Crude Oil		549,283	*		8,958,745	*
	ProShares UltraShort Bloomberg Natural Gas		13,436,251	*		—
	ProShares UltraShort Gold		158,079	*		993,117	*
	ProShares UltraShort Silver		652,493	*		1,921,414	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			5,400	*
	ProShares Ultra Euro		84,150			1,498
	ProShares Ultra Yen		821			93,933
	ProShares UltraShort Australian Dollar		—			65,155	*
	ProShares UltraShort Euro		135,118			343,159
	ProShares UltraShort Yen		1,237,168			367,588

		Combined Trust:	$311,946,820	*		$179,187,406	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(41,100,614)	$4,709,184
		ProShares Ultra VIX Short-Term Futures ETF	280,994,684	(34,378,466)
		ProShares VIX Mid-Term Futures ETF	4,791,833	(335,175)
		ProShares VIX Short-Term Futures ETF	53,734,127	(13,174,318)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	799,423,070	(94,077,929)
		ProShares Ultra Bloomberg Natural Gas	76,220,688	85,030,764
		ProShares Ultra Gold	57,818,596	(24,649,651)
		ProShares Ultra Silver	116,637,027	(57,756,596)
		ProShares UltraShort Bloomberg Crude Oil	(106,482,101)	2,115,992
		ProShares UltraShort Bloomberg Natural Gas	(114,665,698)	(87,532,158)
		ProShares UltraShort Gold	(6,308,673)	2,069,348
		ProShares UltraShort Silver	(7,373,746)	1,809,162
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	59,419	8,056
		ProShares Ultra Euro	(441,030)	(132,970)
		ProShares Ultra Yen	(118,771)	(138,539)
		ProShares UltraShort Australian Dollar	(116,848)	(31,502)
		ProShares UltraShort Euro	2,542,134	342,076
		ProShares UltraShort Yen	1,080,173	1,466,402

		Combined Trust:	$1,116,694,270	$(214,656,320)

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$24,209,417	$42,121,892
		ProShares Ultra VIX Short-Term Futures ETF	(704,518,024)	(284,378,776)
		ProShares VIX Mid-Term Futures ETF	3,539,316	(8,276,672)
		ProShares VIX Short-Term Futures ETF	(76,634,593)	(53,438,914)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	334,351,228	34,994,083
		ProShares Ultra Bloomberg Natural Gas	41,582,385	(17,800,783)
		ProShares Ultra Gold	(51,248,132)	(1,234,299)
		ProShares Ultra Silver	4,910,551	(137,765,702)
		ProShares UltraShort Bloomberg Crude Oil	(49,177,765)	5,636,634
		ProShares UltraShort Bloomberg Natural Gas	(6,359,394)	15,893,547
		ProShares UltraShort Gold	4,003,190	(180,664)
		ProShares UltraShort Silver	(2,932,351)	7,465,764
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	69,393	78,554
		ProShares Ultra Euro	(27,342)	(311,140)
		ProShares Ultra Yen	(139,467)	(256,089)
		ProShares UltraShort Australian Dollar	(164,544)	206,052
		ProShares UltraShort Euro	70,527	4,391,397
		ProShares UltraShort Yen	1,259,573	2,900,888

		Combined Trust:	$(477,206,032)	$(389,954,228)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2022.

Fair Values of Derivative Instruments as of March 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil Swap agreements	$—	$—	$—	$128,285,274	$—	$128,285,274
ProShares Ultra Euro Foreign currency forward contracts	—	—	—	50,318	—	50,318
ProShares Ultra Gold Swap agreements	—	—	—	8,110,556	—	8,110,556
ProShares Ultra Silver Swap agreements	—	—	—	23,850,730	—	23,850,730
ProShares Ultra Yen Foreign currency forward contracts	7,119	—	7,119	238,770	—	238,770
ProShares UltraShort Euro Foreign currency forward contracts	134,035	—	134,035	—	—	—
ProShares UltraShort Gold Swap agreements	908,323	—	908,323	—	—	—
ProShares UltraShort Silver Swap agreements	273,094	—	273,094	—	—	—
ProShares UltraShort Yen Foreign currency forward contracts	2,372,690	—	2,372,690	36,708	—	36,708
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(18,119,250)	$—	$18,119,250	$—
Goldman Sachs International	(36,248,743)	28,534,743	7,714,000	—
Morgan Stanley & Co. International PLC	(31,383,289)	31,383,289	—	—
Societe Generale	(17,086,634)	17,086,634	—	—
UBS AG	(25,447,358)	—	25,447,358	—
ProShares Ultra Euro
Goldman Sachs International	(7,961)	7,961	—	—
UBS AG	(42,357)	42,357	—	—
ProShares Ultra Gold
Citibank, N.A.	(2,792,482)	—	2,792,482	—
Goldman Sachs International	(2,413,156)	625,156	1,788,000	—
UBS AG	(2,904,918)	2,904,918	—	—
ProShares Ultra Silver
Citibank, N.A.	(7,141,286)	—	7,141,286	—
Goldman Sachs International	(5,875,157)	—	5,875,157	—
Morgan Stanley & Co. International PLC	(5,474,180)	5,474,180	—	—
UBS AG	(5,360,107)	—	5,360,107	—
ProShares Ultra Yen
Goldman Sachs International	(140,970)	140,970	—	—
UBS AG	(90,861)	—	—	(90,861)
ProShares UltraShort Euro
Goldman Sachs International	83,304	—	—	83,304
UBS AG	50,731	—	—	50,731
ProShares UltraShort Gold
Citibank, N.A.	372,654	—	—	372,654
Goldman Sachs International	244,146	(244,146)	—	—
UBS AG	291,523	—	(291,523)	—
ProShares UltraShort Silver
Citibank, N.A.	(193,389)	193,389	—	—
Goldman Sachs International	259,041	(259,041)	—	—
Morgan Stanley & Co. International PLC	204,525	—	(204,525)	—
UBS AG	2,917	—	—	2,917
ProShares UltraShort Yen
Goldman Sachs International	748,238	(748,238)	—	—
UBS AG	1,587,744	—	(1,587,744)	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2021:

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2021
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$9,839,441	$—	$(9,839,441)	$—
Goldman Sachs International	13,920,431	(13,889,225)	(31,206)	—
Morgan Stanley & Co. International PLC	17,042,319	—	(17,042,319)	—
Societe Generale	9,295,046	(9,292,398)	(2,648)	—
UBS AG	13,831,056	—	(13,831,056)	—
ProShares Ultra Euro
Goldman Sachs International	10,301	—	—	10,301
UBS AG	72,351	—	—	72,351
ProShares Ultra Gold
Citibank, N.A.	2,974,490	—	(2,100,000)	874,490
Goldman Sachs International	2,570,443	(1,877,749)	(250)	692,444
UBS AG	3,094,255	—	(2,180,000)	914,255
ProShares Ultra Silver
Citibank, N.A.	10,785,304	—	(7,890,000)	2,895,304
Goldman Sachs International	10,781,897	(8,181,572)	(5,925)	2,594,400
Morgan Stanley & Co. International PLC	10,046,034	—	(7,306,000)	2,740,034
UBS AG	8,978,464	—	(6,570,000)	2,408,464
ProShares Ultra VIX Short-Term Futures ETF
Goldman Sachs & Co.	(477,437)	—	—	(477,437)
ProShares Ultra Yen
Goldman Sachs International	(54,919)	—	54,919	—
UBS AG	(38,193)	—	—	(38,193)
ProShares UltraShort Euro
Goldman Sachs International	(83,325)	83,325	—	—
UBS AG	(124,716)	124,716	—	—
ProShares UltraShort Gold
Citibank, N.A.	(407,735)	407,735	—	—
Goldman Sachs International	(266,413)	266,413	—	—
UBS AG	(318,969)	318,969	—	—
ProShares UltraShort Silver
Citibank, N.A.	(367,632)	367,632	—	—
Goldman Sachs International	(486,710)	368,710	118,000	—
Morgan Stanley & Co. International PLC	(385,104)	—	385,104	—
UBS AG	(681,968)	681,968	—	—
ProShares UltraShort Yen
Goldman Sachs International	312,169	(302,523)	—	9,646
UBS AG	557,411	—	(520,000)	37,411
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
NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS
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
Transaction fees for the three months ended March 31, 2022 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2022
ProShares Short Euro	$—
ProShares Short VIX Short-Term Futures ETF	60,144
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	1,226,762
ProShares Ultra Yen	—
ProShares UltraShort Australian Dollar	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	18,967
ProShares VIX Short-Term Futures ETF	100,970

Combined Trust:	$1,406,843

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2022
For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2021	$44.91	$61.56	$86.16	$25.55	$13.32	$59.69
Net investment income (loss)	(0.11)	(0.17)	(0.31)	(0.11)	(0.02)	(0.14)
Net realized and unrealized gain (loss)#	1.43	(6.84)	65.89	30.62	(0.83)	7.44
Change in net asset value from operations	1.32	(7.01)	65.58	30.51	(0.85)	7.30
Net asset value, at March 31, 2022	$46.23	$54.55	$151.74	$56.06	$12.47	$66.99
Market value per share, at December 31, 2021 †	$44.92	$61.55	$86.78	$26.09	$13.33	$59.81
Market value per share, at March 31, 2022 †	$46.18	$54.56	$153.30	$56.31	$12.46	$66.14
Total Return, at net asset value^	2.9%	(11.4)%	76.1%	119.4%	(6.4)%	12.2%
Total Return, at market value^	2.8%	(11.4)%	76.7%	115.8%	(6.5)%	10.6%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.34%	1.09%	1.33%	0.95%	1.01%
Net investment income gain (loss)	(0.98)%	(1.25)%	(0.99)%	(1.23)%	(0.74)%	(0.87)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2021	$34.84	$12.41	$47.29	$48.25	$12.85	$61.85
Net investment income (loss)	(0.08)	(0.07)	(0.09)	(0.12)	(0.02)	(0.11)
Net realized and unrealized gain (loss)#	4.30	1.16	(5.18)	(2.87)	(7.00)	(45.56)
Change in net asset value from operations	4.22	1.09	(5.27)	(2.99)	(7.02)	(45.67)
Net asset value, at March 31, 2022	$39.06	$13.50	$42.02	$45.26	$5.83	$16.18
Market value per share, at December 31, 2021 †	$34.74	$12.43	$47.29	$48.41	$12.75	$60.55
Market value per share, at March 31, 2022 †	$38.53	$13.46	$42.09	$45.35	$5.79	$16.14
Total Return, at net asset value^	12.1%	8.8%	(11.1)%	(6.2)%	(54.6)%	(73.9)%
Total Return, at market value^	10.9%	8.3%	(11.0)%	(6.3)%	(54.6)%	(73.4)%
Ratios to Average Net Assets**
Expense ratio^^	0.99%	1.78%	0.95%	1.03%	1.24%	1.56%
Net investment income gain (loss)	(0.88)%	(1.73)%	(0.80)%	(1.01)%	(1.13)%	(1.46)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$83.00	$30.61	$15.12
Net investment income (loss)	(0.05)	(0.06)	(0.06)	(0.17)	(0.08)	(0.05)
Net realized and unrealized gain (loss)#	1.51	(4.42)	(5.26)	9.81	0.92	1.54
Change in net asset value from operations	1.46	(4.48)	(5.32)	9.64	0.84	1.49
Net asset value, at March 31, 2022	$27.30	$27.23	$21.45	$92.64	$31.45	$16.61
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$82.99	$30.57	$15.17
Market value per share, at March 31, 2022 †	$27.31	$27.61	$21.78	$92.73	$31.50	$16.57
Total Return, at net asset value^	5.6%	(14.1)%	(19.9)%	11.6%	2.7%	9.9%
Total Return, at market value^	5.6%	(12.8)%	(18.9)%	11.7%	3.0%	9.2%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.02%	1.08%	0.95%	1.09%	1.23%
Net investment income gain (loss)	(0.83)%	(0.88)%	(0.94)%	(0.80)%	(0.99)%	(1.15)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2021
For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$36.38	$21.00	$15.79	$67.57
Net investment income (loss)	(0.09)	(0.14)	(0.13)	(0.09)	(0.03)	(0.14)
Net realized and unrealized gain (loss) #	1.86	5.85	16.31	0.40	(1.31)	(13.11)
Change in net asset value from operations	1.77	5.71	16.18	0.31	(1.34)	(13.25)
Net asset value, at March 31, 2021	$43.69	$47.13	$52.56	$21.31	$14.45	$54.32
Market value per share, at December 31, 2020 †	$41.35	$41.44	$36.27	$21.07	$15.81	$68.20
Market value per share, at March 31, 2021 †	$43.52	$47.10	$52.85	$21.20	$14.47	$53.91
Total Return, at net asset value^	4.2%	13.8%	44.5%	1.5%	(8.5)%	(19.6)%
Total Return, at market value^	5.2%	13.7%	45.7%	0.6%	(8.5)%	(21.0)%
Ratios to Average Net Assets**
Expense ratio^^	0.97%	1.35%	1.10%	1.60%	0.95%	1.03%
Net investment income gain (loss)	(0.91)%	(1.31)%	(1.04)%	(1.55)%	(0.90)%	(0.97)%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$46.45	$237.96
Net investment income (loss)	(0.12)	(0.40)	(0.13)	(0.11)	(0.10)	(0.72)
Net realized and unrealized gain (loss)#	(9.24)	(49.96)	(7.92)	0.84	(17.55)	(41.56)
Change in net asset value from operations	(9.36)	(50.36)	(8.05)	0.73	(17.65)	(42.28)
Net asset value, at March 31, 2021	$41.35	$56.32	$51.78	$45.18	$28.80	$195.68
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$46.56	$236.90
Market value per share, at March 31, 2021 †	$41.10	$56.50	$51.78	$45.19	$28.60	$196.60
Total Return, at net asset value^	(18.5)%	(47.2)%	(13.4)%	1.6%	(38.0)%	(17.8)%
Total Return, at market value^	(19.9)%	(47.0)%	(13.5)%	3.0%	(38.6)%	(17.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.07%	1.77%	0.95%	1.02%	1.34%	1.60%
Net investment income gain (loss)	(1.02)%	(1.75)%	(0.90)%	(0.97)%	(1.29)%	(1.55)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2021 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$67.83	$36.73	$55.03
Net investment income (loss)	(0.05)	(0.09)	(0.07)	(0.16)	(0.09)	(0.16)
Net realized and unrealized gain (loss)#	1.93	6.26	0.26	10.06	(1.90)	(17.58)
Change in net asset value from operations	1.88	6.17	0.19	9.90	(1.99)	(17.74)
Net asset value, at March 31, 2021	$24.41	$37.60	$27.92	$77.73	$34.74	$37.29
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$67.81	$36.70	$54.96
Market value per share, at March 31, 2021 †	$24.42	$37.89	$28.04	$77.75	$35.06	$37.40
Total Return, at net asset value^	8.4%	19.6%	0.7%	14.7%	(5.4)%	(32.3)%
Total Return, at market value^	8.4%	21.7%	2.3%	14.6%	(4.5)%	(32.0)%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.07%	1.15%	0.95%	1.03%	1.30%
Net investment income gain (loss)	(0.90)%	(1.03)%	(1.11)%	(0.90)%	(0.98)%	(1.26)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
Regulatory Treatment
Derivatives are generally traded in OTC markets and are subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities).
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
There have been times where WTI crude oil futures contracts experience “extraordinary contango or extraordinary backwardation”. For example, in April 2020, the market for crude oil futures contracts experienced a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. The futures contracts held by the Funds may experience a period of extraordinary contango or backwardation in the future. If all or a significant portion of the futures contracts held by an Ultra Fund at a future date were to reach a negative price, investors in such Fund could lose their entire investment. Conversely, investors in an UltraShort Fund could suffer significant losses or lose their entire investment if prices reversed or were subject to extraordinary backwardation. The effects of rolling futures contracts under extraordinary contango or backwardation market conditions generally are more exaggerated than rolling futures contracts under more typical contango or backwardation market conditions. Either scenario may result in significant losses.
Change to Investment Strategies
Following this portfolio transition each Oil Fund has exposure to WTI crude oil futures contracts that are not included in the current benchmark. The performance of each Fund should not be expected to correspond to two times (2x), or two times the inverse
(-2x),
as applicable, of the daily performance of its current benchmark. Each Fund’s performance could differ significantly from its stated investment objective.
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

NOTE 8 – SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.
On March 11, 2022, ProShare Capital Management LLC announced that it plans to close and liquidate ProShares UltraShort Australian Dollar ETF (ticker symbol: CROC) and ProShares Short Euro ETF (ticker symbol: EUFX), together, the “liquidating funds”. The last day the liquidating funds will accept creation and redemption orders is May 2, 2022. Trading in the liquidating funds will be halted prior to market open on May 3, 2022. Beginning on May 3, 2022, the funds will not be traded on their respective exchanges, and there will be no secondary market for fund shares. On or about May 3, 2022, the funds will begin the process of liquidating their portfolios and will no longer be managed in accordance with their investment objectives. Any shareholders remaining in the liquidating funds will have their shares redeemed at net asset value on or about May 12, 2022.

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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2022, the following eighteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (iv) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
On December 22, 2021, the Trust announced a 1-for-5 reverse split of the shares of beneficial interest of ProShares UltraShort Bloomberg Natural Gas ETF (ticker symbol: KOLD). The reverse splits were effective prior to market open on January 14, 2022, when the funds began trading at their post-split price. The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and the per share information of the fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.

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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2022 and 2021, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2022	Interest Income Three Months Ended March 31, 2021
ProShares Short Euro	$(93)	$596
ProShares Short VIX Short-Term Futures ETF	94,343	33,890
ProShares Ultra Bloomberg Crude Oil	308,880	168,075
ProShares Ultra Bloomberg Natural Gas	39,581	13,815
ProShares Ultra Euro	4,587	584
ProShares Ultra Gold	95,113	35,827
ProShares Ultra Silver	140,449	98,129
ProShares Ultra VIX Short-Term Futures ETF	95,261	113,969
ProShares Ultra Yen	873	356
ProShares UltraShort Australian Dollar	115	258
ProShares UltraShort Bloomberg Crude Oil	53,907	10,835
ProShares UltraShort Bloomberg Natural Gas	55,825	7,883
ProShares UltraShort Euro	15,405	7,166
ProShares UltraShort Gold	9,685	2,962
ProShares UltraShort Silver	8,920	3,117
ProShares UltraShort Yen	9,399	3,596
ProShares VIX Mid-Term Futures ETF	23,923	10,224
ProShares VIX Short-Term Futures ETF	70,709	38,460

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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of May 9, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2022.
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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
ProShares Short Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$2,245,421	$4,191,955
NAV end of period	$4,623,400	$2,184,540
Percentage change in NAV	105.9%	(47.9)%
Shares outstanding beginning of period	50,000	100,000
Shares outstanding end of period	100,000	50,000
Percentage change in shares outstanding	100.0%	(50.0)%
Shares created	50,000	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$44.91	$41.92
Per share NAV end of period	$46.23	$43.69
Percentage change in per share NAV	2.9%	4.2%
Percentage change in benchmark	(2.8)%	(4.0)%
Benchmark annualized volatility	8.6%	6.2%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 50,000 outstanding Shares at December 31, 2021 to 100,000 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 100,000 outstanding Shares at December 31, 2020 to 50,000 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the inverse
(-1x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 4.2% for the three months ended March 31, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s decline of 2.8% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 4.0% for the three months ended March 31, 2021, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(6,909)	$(8,638)
Management fee	6,672	9,053
Brokerage commission	144	181
Net realized gain (loss)	63,871	69,393
Change in net unrealized appreciation (depreciation)	8,056	78,642
Net Income (loss)	$65,018	$139,397
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2022.

ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$423,812,594	$409,371,468
NAV end of period	$495,588,849	$527,130,851
Percentage change in NAV	16.9%	28.8%
Shares outstanding beginning of period	6,884,307	9,884,307
Shares outstanding end of period	9,084,307	11,184,307
Percentage change in shares outstanding	32.0%	13.2%
Shares created	3,000,000	2,400,000
Shares redeemed	800,000	1,100,000
Per share NAV beginning of period	$61.56	$41.42
Per share NAV end of period	$54.55	$47.13
Percentage change in per share NAV	(11.4)%	13.8%
Percentage change in benchmark	10.2%	(32.0)%
Benchmark annualized volatility	86.4%	81.9%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 6,884,307 outstanding Shares at December 31, 2021 to 9,084,307 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 9,884,307 outstanding Shares at December 31, 2020 to 11,184,307 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.4% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 13.8% for the three months ended March 31, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 10.2% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 32.0% for the three months ended March 31, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(1,296,922)	$(1,442,366)
Management fee	986,537	1,042,569
Brokerage commission	187,698	175,910
Futures account fees	217,030	257,777
Net realized gain (loss)	(41,111,108)	24,209,417
Change in net unrealized appreciation (depreciation)	4,297,907	42,125,118
Net Income (loss)	$(38,110,123)	$64,892,169

The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a increase in the value of futures prices during the three months ended March 31, 2022.

ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$1,103,783,570	$902,739,250
NAV end of period	$1,336,980,685	$1,088,579,093
Percentage change in NAV	21.2%	20.6%
Shares outstanding beginning of period	12,810,774	24,810,774
Shares outstanding end of period	8,810,774	20,710,774
Percentage change in shares outstanding	(31.2)%	(16.5)%
Shares created	2,150,000	2,350,000
Shares redeemed	6,150,000	6,450,000
Per share NAV beginning of period	$86.16	$36.38
Per share NAV end of period	$151.74	$52.56
Percentage change in per share NAV	76.1%	44.5%
Percentage change in benchmark	36.7%	22.0%
Benchmark annualized volatility	46.0%	32.3%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 12,810,774 outstanding Shares at December 31, 2021 to 8,810,774 outstanding Shares at March 31, 2022. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 24,810,774 outstanding Shares at December 31, 2020 to 20,710,774 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 76.1% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 44.5% for the three months ended March 31, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 36.7% for the three months ended March 31, 2022, as compared to the benchmark’s rise of 22.0% for the three months ended March 31, 2021, can be attributed to an greater increase in the value of WTI Crude Oil during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(3,224,160)	$(2,759,147)
Management fee	3,084,812	2,535,085
Brokerage commission	195,541	293,200
Futures account fees	252,687	98,937
Net realized gain (loss)	799,419,934	334,351,228
Change in net unrealized appreciation (depreciation)	(94,663,987)	35,035,656
Net Income (loss)	$701,531,787	$366,627,737
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an greater increase in the value of WTI Crude Oil during the three months ended March 31, 2022.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$193,892,178	$169,800,371
NAV end of period	$145,069,486	$74,307,070
Percentage change in NAV	(25.2)%	(56.2)%
Shares outstanding beginning of period	7,587,527	8,087,527
Shares outstanding end of period	2,587,527	3,487,527
Percentage change in shares outstanding	(65.9)%	(56.9)%
Shares created	2,600,000	3,400,000
Shares redeemed	7,600,000	8,000,000
Per share NAV beginning of period	$25.55	$21.00
Per share NAV end of period	$56.06	$21.31
Percentage change in per share NAV	119.4%	1.5%
Percentage change in benchmark	58.4%	3.0%
Benchmark annualized volatility	72.9%	42.1%

During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,587,527 outstanding Shares at December 31, 2021 to 2,587,527 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 3,487,527 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 119.4% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 1.5% for the three months ended March 31, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 58.4% for the three months ended March 31, 2022, as compared to the benchmark’s rise of 3.0% for the three months ended March 31, 2021, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(516,598)	$(415,145)
Management fee	396,610	254,815
Brokerage commission	88,452	92,297
Futures account fees	71,117	81,848
Net realized gain (loss)	76,217,236	41,582,936
Change in net unrealized appreciation (depreciation)	84,867,744	(17,798,868)
Net Income (loss)	$160,568,382	$23,368,923
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a greater increase in the value of Henry Hub Natural Gas during the three months ended March 31, 2022.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$8,659,095	$4,737,350
NAV end of period	$6,236,982	$3,611,724
Percentage change in NAV	(28.0)%	(23.8)%
Shares outstanding beginning of period	650,000	300,000
Shares outstanding end of period	500,000	250,000
Percentage change in shares outstanding	(23.1)%	(16.7)%
Shares created	100,000	—
Shares redeemed	250,000	50,000
Per share NAV beginning of period	$13.32	$15.79
Per share NAV end of period	$12.47	$14.45
Percentage change in per share NAV	(6.4)%	(8.5)%
Percentage change in benchmark	(2.8)%	(4.0)%
Benchmark annualized volatility	8.6%	6.2%
During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at December 31, 2021 to 500,000 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at March 31, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.4% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 8.5% for the three months ended March 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s decline of 2.8% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 4.0% for the three months ended March 31, 2021, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(15,691)	$(9,494)
Management fee	20,278	10,078
Net realized gain (loss)	(446,979)	(27,342)
Change in net unrealized appreciation (depreciation)	(138,425)	(311,052)
Net Income (loss)	$(601,095)	$(347,888)
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2022.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$232,780,534	$263,540,473
NAV end of period	$355,029,822	$214,548,056
Percentage change in NAV	52.5%	(18.6)%
Shares outstanding beginning of period	3,900,000	3,900,000
Shares outstanding end of period	5,300,000	3,950,000
Percentage change in shares outstanding	35.9%	1.3%
Shares created	1,500,000	600,000
Shares redeemed	100,000	550,000
Per share NAV beginning of period	$59.69	$67.57
Per share NAV end of period	$66.99	$54.32
Percentage change in per share NAV	12.2%	(19.6)%
Percentage change in benchmark	6.6%	(9.8)%
Benchmark annualized volatility	17.3%	18.4%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,900,000 outstanding Shares at December 31, 2021 to 5,300,000 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 3,950,000 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.2% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 19.6% for the three months ended March 31, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 6.6% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 9.8% for the three months ended March 31, 2021, can be attributed to an increase in the value of gold futures contracts during the period ended March 31, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(617,466)	$(579,670)
Management fee	671,415	568,207
Brokerage commission	21,659	14,888
Futures account fees	19,505	32,402
Net realized gain (loss)	57,818,596	(51,247,887)
Change in net unrealized appreciation (depreciation)	(24,820,511)	(1,232,503)
Net Income (loss)	$32,380,619	$(53,060,060)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of futures prices during the three months ended March 31, 2022.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$515,453,594	$745,304,028
NAV end of period	$558,375,842	$572,501,249
Percentage change in NAV	8.3%	(23.2)%
Shares outstanding beginning of period	14,796,526	14,696,526
Shares outstanding end of period	14,296,526	13,846,526
Percentage change in shares outstanding	(3.4)%	(5.8)%
Shares created	1,000,000	2,400,000
Shares redeemed	1,500,000	3,250,000
Per share NAV beginning of period	$34.84	$50.71
Per share NAV end of period	$39.06	$41.35
Percentage change in per share NAV	12.1%	(18.5)%
Percentage change in benchmark	7.5%	(7.2)%
Benchmark annualized volatility	31.9%	44.4%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 14,296,526 outstanding Shares at March 31, 2022. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,696,526 outstanding Shares at December 31, 2020 to 13,846,526 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.1% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 18.5% for the three months ended March 31, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 7.5% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 7.2% for the three months ended March 31, 2021, can be attributed to an increase in the value of silver futures contracts during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(1,128,206)	$(1,741,775)
Management fee	1,217,599	1,631,135
Brokerage commission	30,551	46,582
Futures account fees	20,505	162,187
Net realized gain (loss)	116,637,037	4,910,742
Change in net unrealized appreciation (depreciation)	(58,036,245)	(137,743,781)
Net Income (loss)	$57,472,586	$(134,574,814)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of futures prices during the three months ended March 31, 2022.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$816,679,636	$1,356,204,199
NAV end of period	$1,127,608,641	$1,284,373,170
Percentage change in NAV	38.1%	(5.3)%
Shares outstanding beginning of period	65,828,420	12,713,091
Shares outstanding end of period	83,528,420	22,803,091
Percentage change in shares outstanding	26.9%	79.4%
Shares created	83,100,000	19,630,000
Shares redeemed	65,400,000	9,540,000
Per share NAV beginning of period	$12.41	$106.68
Per share NAV end of period	$13.50	$56.32
Percentage change in per share NAV	8.8%	(47.2)%
Percentage change in benchmark	10.2%	(32.0)%
Benchmark annualized volatility	86.4%	81.9%

During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 65,828,420 outstanding Shares at December 31, 2021 to 83,528,420 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 22,803,091 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.8% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 47.2% for the three months ended March 31, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 10.2% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 32.0% for the three months ended March 31, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(3,585,362)	$(8,069,549)
Management fee	1,961,177	4,383,077
Brokerage commission	936,758	1,956,628
Futures account fees	782,688	1,843,813
Net realized gain (loss)	280,979,531	(704,499,504)
Change in net unrealized appreciation (depreciation)	(35,000,884)	(284,359,331)
Net Income (loss)	$242,393,285	$(996,928,384)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of futures prices during the three months ended March 31, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$2,362,849	$2,989,499
NAV end of period	$2,099,705	$2,587,694
Percentage change in NAV	(11.1)%	(13.4)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	49,970	49,970
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$47.29	$59.83
Per share NAV end of period	$42.02	$51.78
Percentage change in per share NAV	(11.1)%	(13.4)%
Percentage change in benchmark	(5.5)%	(6.8)%
Benchmark annualized volatility	7.1%	5.1%
During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to March 31, 2022. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.1% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 13.4% for the three months ended March 31, 2021, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.

The benchmark’s decline of 5.5% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 6.8% for the three months ended March 31, 2021, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(4,556)	$(6,293)
Management fee	5,429	6,649
Net realized gain (loss)	(117,223)	(139,467)
Change in net unrealized appreciation (depreciation)	(141,365)	(256,045)
Net Income (loss)	$(263,144)	$(401,805)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2022.

ProShares UltraShort Australian Dollar
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$2,412,623	$2,222,639
NAV end of period	$2,263,025	$2,258,880
Percentage change in NAV	(6.2)%	1.6%
Shares outstanding beginning of period	50,000	50,000
Shares outstanding end of period	50,000	50,000
Percentage change in shares outstanding	—%	—%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$48.25	$44.45
Per share NAV end of period	$45.26	$45.18
Percentage change in per share NAV	(6.2)%	1.6%
Percentage change in benchmark	3.0%	(1.5)%
Benchmark annualized volatility	9.8%	10.9%
During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to March 31, 2022. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.2% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 1.6% for the three months ended March 31, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 3.0% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 1.5% for the three months ended March 31, 2021, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(6,081)	$(5,267)
Management fee	5,696	5,139
Brokerage commission	500	386
Net realized gain (loss)	(112,009)	(164,544)
Change in net unrealized appreciation (depreciation)	(31,508)	206,052
Net Income (loss)	$(149,598)	$36,241
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2022.

ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$114,167,602	$96,839,233
NAV end of period	$416,799,231	$91,718,390
Percentage change in NAV	265.1%	(5.3)%
Shares outstanding beginning of period	8,883,799	2,084,971
Shares outstanding end of period	71,433,799	3,184,971
Percentage change in shares outstanding	704.1%	52.8%
Shares created	77,850,000	1,950,000
Shares redeemed	15,300,000	850,000
Per share NAV beginning of period	$12.85	$46.45
Per share NAV end of period	$5.83	$28.80
Percentage change in per share NAV	(54.6)%	(38.0)%
Percentage change in benchmark	36.6%	22.0%
Benchmark annualized volatility	46.0%	32.3%

During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 8,883,799 outstanding Shares at December 31, 2021 to 71,433,799 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. By comparison, during the three months ended March 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 2,804,971 outstanding Shares at December 31, 2020 to 3,184,971 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.6% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 38.0% for the three months ended March 31, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 36.6% for the three months ended March 31, 2022, as compared to the benchmark’s rise of 22.0% for the three months ended March 31, 2021, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(585,973)	$(301,184)
Management fee	492,647	221,263
Brokerage commission	77,056	43,044
Futures account fees	70,177	47,712
Net realized gain (loss)	(106,482,101)	(49,177,765)
Change in net unrealized appreciation (depreciation)	1,929,042	5,638,844
Net Income (loss)	$(105,139,032)	$(43,840,105)
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended March 31, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$242,145,130	$24,977,745
NAV end of period	$250,340,837	$69,459,275
Percentage change in NAV	3.4%	178.1%
Shares outstanding beginning of period	3,914,966	104,966
Shares outstanding end of period	15,474,477	354,966
Percentage change in shares outstanding	295.3%	238.2%
Shares created	18,560,000	820,000
Shares redeemed	7,000,489	570,000
Per share NAV beginning of period	$61.85	$237.96
Per share NAV end of period	$16.18	$195.68
Percentage change in per share NAV	(73.9)%	(17.8)%
Percentage change in benchmark	58.4%	3.0%
Benchmark annualized volatility	72.9%	42.1%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,914,966 outstanding Shares at December 31, 2021 to 15,474,477 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 104,966 outstanding Shares at December 31, 2020 to 354,966 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 73.9% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 17.8% for the three months ended March 31, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.

The benchmark’s rise of 58.4% for the three months ended March 31, 2022, as compared to the benchmark’s rise of 3.0% for the three months ended March 31, 2021, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(837,419)	$(260,407)
Management fee	542,364	159,337
Brokerage commission	220,951	85,680
Futures account fees	129,929	23,273
Net realized gain (loss)	(114,724,308)	(6,359,394)
Change in net unrealized appreciation (depreciation)	(87,787,071)	15,895,064
Net Income (loss)	$(203,348,798)	$9,275,263
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a greater increase in the value of Henry Hub Natural Gas, during the three months ended March 31, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$54,263,045	$52,953,339
NAV end of period	$50,498,084	$54,932,137
Percentage change in NAV	(6.9)%	3.7%
Shares outstanding beginning of period	2,100,000	2,350,000
Shares outstanding end of period	1,850,000	2,250,000
Percentage change in shares outstanding	(11.9)%	(4.3)%
Shares created	50,000	200,000
Shares redeemed	300,000	300,000
Per share NAV beginning of period	$25.84	$22.53
Per share NAV end of period	$27.30	$24.41
Percentage change in per share NAV	5.6%	8.4%
Percentage change in benchmark	(2.8)%	(4.0)%
Benchmark annualized volatility	8.6%	6.2%
During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,100,000 outstanding Shares at December 31, 2021 to 1,850,000 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,250,000 outstanding Shares at March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.6% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 8.4% for the three months ended March 31, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s decline of 2.8% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 4.0% for the three months ended March 31, 2021, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(102,051)	$(116,872)
Management fee	117,456	124,038
Net realized gain (loss)	2,753,108	70,527
Change in net unrealized appreciation (depreciation)	268,741	4,392,237
Net Income (loss)	$2,919,798	$4,345,892
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2022.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$26,859,844	$20,337,376
NAV end of period	$32,598,451	$41,243,515
Percentage change in NAV	21.4%	102.8%
Shares outstanding beginning of period	846,977	646,977
Shares outstanding end of period	1,196,977	1,096,977
Percentage change in shares outstanding	41.3%	69.6%
Shares created	450,000	750,000
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$31.71	$31.43
Per share NAV end of period	$27.23	$37.60
Percentage change in per share NAV	(14.1)%	19.6%
Percentage change in benchmark	6.6%	(9.8)%
Benchmark annualized volatility	17.3%	18.4%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 846,977 outstanding Shares at December 31, 2021 to 1,196,977 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 1,096,977 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.1% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 19.6% for the three months ended March 31, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 6.6% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 9.8% for the three months ended March 31, 2021, can be attributed to an increase in the value of gold futures contracts during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(61,130)	$(69,041)
Management fee	66,138	63,727
Brokerage commission	2,811	3,590
Futures account fees	1,866	4,686
Net realized gain (loss)	(6,308,669)	4,003,359
Change in net unrealized appreciation (depreciation)	2,028,779	(179,853)
Net Income (loss)	$(4,341,020)	$3,754,465
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2022.

ProShares UltraShort Silver
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$26,537,000	$28,885,775
NAV end of period	$23,406,516	$45,144,664
Percentage change in NAV	(11.8)%	56.3%
Shares outstanding beginning of period	991,329	1,041,744
Shares outstanding end of period	1,091,329	1,616,744
Percentage change in shares outstanding	10.1%	55.2%
Shares created	1,100,000	2,450,000
Shares redeemed	1,000,000	1,875,000
Per share NAV beginning of period	$26.77	$27.73
Per share NAV end of period	$21.45	$27.92
Percentage change in per share NAV	(19.9)%	0.7%
Percentage change in benchmark	7.5%	(7.2)%
Benchmark annualized volatility	31.9%	44.4%
During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 991,329 outstanding Shares at December 31, 2021 to 1,091,329 outstanding Shares at March 31, 2022. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,041,744 outstanding Shares at December 31, 2020 to 1,616,744 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.9% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 0.7% for the three months ended March 31, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 7.5% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 7.2% for the three months ended March 31, 2021, can be attributed to an increase in the value of the silver futures contracts during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(60,608)	$(99,063)
Management fee	60,953	84,745
Brokerage commission	5,301	7,444
Futures account fees	3,274	9,991
Net realized gain (loss)	(7,373,936)	(2,932,266)
Change in net unrealized appreciation (depreciation)	1,789,652	7,466,511
Net Income (loss)	$(5,644,892)	$4,435,182

The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of futures prices during the three months ended March 31, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$24,840,784	$23,691,070
NAV end of period	$27,726,701	$34,921,840
Percentage change in NAV	11.6%	47.4%
Shares outstanding beginning of period	299,290	349,290
Shares outstanding end of period	299,290	449,290
Percentage change in shares outstanding	—%	28.6%
Shares created	100,000	100,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$83.00	$67.83
Per share NAV end of period	$92.64	$77.73
Percentage change in per share NAV	11.6%	14.7%
Percentage change in benchmark	(5.5)%	(6.8)%
Benchmark annualized volatility	7.1%	5.1%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to March 31, 2022. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 349,290 outstanding Shares at December 31, 2020 to 449,290 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.6% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV increase of 14.7% for the three months ended March 31, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s decline of 5.5% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 6.8% for the three months ended March 31, 2021, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(50,421)	$(62,957)
Management fee	59,820	66,553
Net realized gain (loss)	1,183,144	1,259,573
Change in net unrealized appreciation (depreciation)	1,438,464	2,901,742
Net Income (loss)	$2,571,187	$4,098,358
The Fund’s net income decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2022.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$112,875,680	$72,075,095
NAV end of period	$97,869,914	$75,122,747
Percentage change in NAV	(13.4)%	4.2%
Shares outstanding beginning of period	3,687,403	1,962,403
Shares outstanding end of period	3,112,403	2,162,403
Percentage change in shares outstanding	(15.6)%	10.2%
Shares created	700,000	400,000
Shares redeemed	1,275,000	200,000
Per share NAV beginning of period	$30.61	$36.73
Per share NAV end of period	$31.45	$34.74
Percentage change in per share NAV	2.7%	(5.4)%
Percentage change in benchmark	3.3%	(5.1)%
Benchmark annualized volatility	32.8%	30.6%

During the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 3,112,403 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 2,162,403 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.7% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 5.4% for the three months ended March 31, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.
The benchmark’s rise of 3.3% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 5.1% for the three months ended March 31, 2021, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(252,097)	$(204,800)
Management fee	215,663	178,080
Brokerage commission	24,869	11,312
Futures account fees	35,488	25,632
Net realized gain (loss)	4,791,497	3,539,316
Change in net unrealized appreciation (depreciation)	(473,835)	(8,275,522)
Net Income (loss)	$4,065,565	$(4,941,006)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2022.

ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
NAV beginning of period	$269,703,164	$293,390,549
NAV end of period	$404,950,400	$349,578,758
Percentage change in NAV	50.1%	19.2%
Shares outstanding beginning of period	17,832,826	5,331,579
Shares outstanding end of period	24,382,826	9,375,329
Percentage change in shares outstanding	36.7%	75.8%
Shares created	9,950,000	6,331,250
Shares redeemed	3,400,000	2,287,500
Per share NAV beginning of period	$15.12	$55.03
Per share NAV end of period	$16.61	$37.29
Percentage change in per share NAV	9.9%	(32.3)%
Percentage change in benchmark	10.2%	(32.0)%
Benchmark annualized volatility	86.4%	81.9%
During the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 17,832,826 outstanding Shares at December 31, 2021 to 24,382,826 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 5,331,579 outstanding Shares at December 31, 2020 to 9,375,329 outstanding Shares at March 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.9% for the three months ended March 31, 2022, as compared to the Fund’s per Share NAV decrease of 32.3% for the three months ended March 31, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2022.

The benchmark’s rise of 10.2% for the three months ended March 31, 2022, as compared to the benchmark’s decline of 32.0% for the three months ended March 31, 2021, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net investment income (loss)	$(952,113)	$(1,224,804)
Management fee	705,691	825,460
Brokerage commission	116,474	172,658
Futures account fees	200,657	265,146
Net realized gain (loss)	53,734,224	(76,634,593)
Change in net unrealized appreciation (depreciation)	(13,448,381)	(53,430,854)
Net Income (loss)	$39,333,730	$(131,290,251)
The Fund’s net income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2022.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2022 and 2021, each of the Fund’s positions were as follows:
ProShares Short Euro
:
As of March 31, 2022 and 2021, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2022	33	$1.11	125,000	$(4,578,338)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2021	15	$1.17	125,000	$(2,201,625)
The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $1.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Short VIX Short-Term Futures ETF
As of March 31, 2022 and 2021, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2022	4,910	$23.47	1,000	$(115,232,790)
VIX Futures (Cboe)	Short	May 2022	5,324	24.99	1,000	(133,034,515)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2021	6,607	$20.73	1,000	$(136,989,538)
VIX Futures (Cboe)	Short	May 2021	5,590	22.68	1,000	(126,757,722)
The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Bloomberg Crude Oil:
As of March 31, 2022 and 2021, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2022	4,115	$98.52	1,000	$405,409,800
WTI Crude Oil (NYMEX)	Long	December 2022	4,724	89.60	1,000	423,270,400
WTI Crude Oil (NYMEX)	Long	June 2023	5,012	84.61	1,000	424,065,320

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$89.7299	$202,256,578
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	89.7299	394,073,711
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	89.7299	350,316,746
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	89.7299	190,882,596
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	89.7299	284,170,376

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2021	8,933	$59.18	1,000	$528,654,940
WTI Crude Oil (NYMEX)	Long	December 2021	9,478	56.85	1,000	538,824,300
WTI Crude Oil (NYMEX)	Long	June 2022	9,857	54.72	1,000	539,375,040

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	$49.0975	$108,014,255
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	49.0975	202,730,402
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	49.0975	104,445,210
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	49.0975	155,489,475
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of March 31, 2022 and 2021, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2022	5,149	$5.64	10,000	$290,506,580

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2021	5,698	$2.61	10,000	$148,603,840
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:
As of March 31, 2022 and 2021, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/22	4,422,921	1.1082	$4,901,569
Euro	UBS AG	Long	04/08/22	11,991,502	1.1091	13,299,566
Euro	UBS AG	Short	04/08/22	(5,127,000)	1.1044	(5,662,186)

Foreign Currency Forward Contracts as of March 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/09/21	2,210,921	1.2082	$2,671,235
Euro	UBS AG	Long	04/09/21	4,249,502	1.2075	5,131,458
Euro	UBS AG	Short	04/09/21	(276,000)	1.1884	(327,986)
The March 31, 2022 and 2021 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of March 31, 2022 and 2021 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2022	1,871	$1,954.00	100	$365,593,400

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$214.4125	$118,728,333
Bloomberg Gold Subindex	Goldman Sachs International	Long	214.4125	102,600,526
Bloomberg Gold Subindex	UBS AG	Long	214.4125	123,508,801

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2021	722	$1,715.60	100	$123,866,320

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$189.7346	$105,063,244
Bloomberg Gold Subindex	Goldman Sachs International	Long	189.7346	90,791,674
Bloomberg Gold Subindex	UBS AG	Long	189.7346	109,293,502
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of March 31, 2022 and 2021 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2022	1,351	$25.13	5,000	$169,773,415

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$227.4218	$237,998,246
Bloomberg Silver Subindex	Goldman Sachs International	Long	227.4218	249,395,557
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	227.4218	232,374,365
Bloomberg Silver Subindex	UBS AG	Long	227.4218	227,857,585

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2021	1,667	$24.53	5,000	$204,474,220

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$223.9196	$291,359,450
Bloomberg Silver Subindex	Goldman Sachs International	Long	223.9196	218,805,087
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	223.9196	228,795,897
Bloomberg Silver Subindex	UBS AG	Long	223.9196	201,503,724
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of March 31, 2022 and 2021, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	33,482	$23.47	1,000	$785,789,058
VIX Futures (Cboe)	Long	May 2022	36,263	24.99	1,000	906,128,965

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	45,234	$20.73	1,000	$937,881,756
VIX Futures (Cboe)	Long	May 2021	38,279	22.68	1,000	868,006,948

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$11.4000	$120,270,000
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
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
As of March 31, 2022 and 2021, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/22	321,397,517	0.008653	$2,781,048
Yen	UBS AG	Long	04/08/22	234,765,856	0.008634	2,027,006
Yen	Goldman Sachs International	Short	04/08/22	(6,529,000)	0.008177	(53,386)
Yen	UBS AG	Short	04/08/22	(37,680,000)	0.008411	(316,941)

Foreign Currency Forward Contracts as of March 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/09/21	332,532,517	0.009354	$3,110,368
Yen	UBS AG	Long	04/09/21	263,662,756	0.009355	2,466,565
Yen	UBS AG	Short	04/09/21	(21,110,000)	0.009176	(193,709)
The March 31, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Australian Dollar:
As of March 31, 2022 and 2021, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2022	60	$74.92	1,000	$(4,497,900)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2021	60	$75.98	1,000	$(4,560,900)
The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Crude Oil:
As of March 31, 2022 and 2021, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
and Bloomberg WTI Crude Oil Subindex
SM
, respectively. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2022	2,737	$98.52	1,000	$(269,649,240)
WTI Crude Oil (NYMEX)	Short	December 2022	3,147	89.60	1,000	(281,971,200)
WTI Crude Oil (NYMEX)	Short	June 2023	3,339	84.61	1,000	(282,512,790)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2021	1,020	$59.18	1,000	$(60,363,600)
WTI Crude Oil (NYMEX)	Short	December 2021	1,082	56.85	1,000	(61,511,700)
WTI Crude Oil (NYMEX)	Short	June 2022	1,125	54.72	1,000	(61,560,000)

The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. March 31, 2022 and 2021 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of March 31, 2022 and 2021, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2022	8,883	$5.64	10,000	$(501,178,860)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2021	5,327	$2.61	10,000	$(138,928,160)
The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of March 31, 2022 and 2021, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/08/22	13,916,000	1.1059	$15,390,379
Euro	Goldman Sachs International	Short	04/08/22	(46,280,263)	1.1082	(51,288,713)
Euro	UBS AG	Short	04/08/22	(58,998,199)	1.1072	(65,320,957)

Foreign Currency Forward Contracts as of March 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/09/21	12,078,000	1.1877	$14,345,411
Euro	Goldman Sachs International	Short	04/09/21	(37,401,263)	1.2082	(45,188,206)
Euro	UBS AG	Short	04/09/21	(68,453,199)	1.2035	(82,380,948)
The March 31, 2022 and 2021 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of March 31, 2022 and 2021 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2022	134	$1,954.00	100	$(26,183,600)

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$214.4125	$(16,074,140)
Bloomberg Gold Subindex	Goldman Sachs International	Short	214.4125	(10,515,819)
Bloomberg Gold Subindex	UBS AG	Short	214.4125	(12,574,684)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2021	247	$1,715.60	100	$(42,375,320)

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$189.7346	$(14,224,080)
Bloomberg Gold Subindex	Goldman Sachs International	Short	189.7346	(14,746,325)
Bloomberg Gold Subindex	UBS AG	Short	189.7346	(11,127,395)

The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of March 31, 2022 and 2021 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2022	167	$25.13	5,000	$(20,986,055)

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$227.4218	$(3,066,720)
Bloomberg Silver Subindex	Goldman Sachs International	Short	227.4218	(11,171,645)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	227.4218	(8,833,290)
Bloomberg Silver Subindex	UBS AG	Short	227.4218	(2,824,603)

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2021	347	$24.53	5,000	$(42,563,020)

Swap Agreements as of March 31, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$223.9196	$(8,308,475)
Bloomberg Silver Subindex	Goldman Sachs International	Short	223.9196	(15,457,845)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	223.9196	(8,697,261)
Bloomberg Silver Subindex	UBS AG	Short	223.9196	(15,222,974)
The March 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases

(increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of March 31, 2022 and 2021, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/08/22	2,874,020,000	0.008228	$23,648,854
Yen	Goldman Sachs International	Short	04/08/22	(1,973,114,165)	0.008595	(16,958,793)
Yen	UBS AG	Short	04/08/22	(7,652,928,574)	0.008428	(64,498,778)

Foreign Currency Forward Contracts as of March 31, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/09/21	167,310,000	0.009212	$1,541,327
Yen	Goldman Sachs International	Short	04/09/21	(2,009,085,165)	0.009354	(18,792,128)
Yen	UBS AG	Short	04/09/21	(5,895,178,875)	0.009324	(54,965,979)
The March 31, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of March 31, 2022 and 2021, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	593	$26.11	1,000	$15,480,562
VIX Futures (Cboe)	Long	August 2022	1,235	26.25	1,000	32,424,802
VIX Futures (Cboe)	Long	September 2022	1,235	26.60	1,000	32,852,729
VIX Futures (Cboe)	Long	October 2022	642	26.86	1,000	17,245,083

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	550	$24.30	1,000	$13,365,000
VIX Futures (Cboe)	Long	August 2021	1,016	24.45	1,000	24,842,318
VIX Futures (Cboe)	Long	September 2021	1,016	24.85	1,000	25,249,530
VIX Futures (Cboe)	Long	October 2021	466	25.01	1,000	11,653,868
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of March 31, 2022 and 2021, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	8,017	$23.47	1,000	$188,150,973
VIX Futures (Cboe)	Long	May 2022	8,681	24.99	1,000	216,918,224

Futures Positions as of March 31, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2021	8,754	$20.73	1,000	$181,505,436
VIX Futures (Cboe)	Long	May 2021	7,407	22.68	1,000	167,959,651
The March 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2021, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the

Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
As of March 31, 2022, the Trust is not a party to any material legal proceedings.

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

On February 24, 2022, Russia commenced a military attack on Ukraine. The outbreak of hostilities between the two countries could result in more widespread conflict and could have a severe adverse effect on the region and the markets for securities and commodities, including oil. In addition, sanctions imposed on Russia by the United States and other countries, and any sanctions imposed in the future could have a significant adverse impact on the Russian economy and related markets. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflicts and related events could have significant impact on a Fund’s performance, and the value of an investment in a Fund may decline significantly.
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
The
COVID-19
pandemic has already had, and may continue to have, a significant negative and unpredictable impact on the U.S. and global economy. For example, equity and other markets have experienced extreme declines and volatility. During much of 2020 and the first quarter of 2021, the unemployment rate in the U.S. has been extremely high by historical standards. Further, the global slowdown in the economy contributed to a significant oversupply in the crude oil market, resulting in historic shocks to, and extreme volatility in, the price of oil and related derivatives contracts. It is not possible to predict when unemployment and market conditions will return to more normal levels.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
Not applicable.

Title of Securities Registered *	Shares Sold For the Three Months Ended March 31, 2022	Sale Price of Shares Sold For the Three Months Ended March 31, 2022
ProShares Short Euro
Common Units of Beneficial Interest	50,000	$2,312,961
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	3,000,000	$156,515,471
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	2,150,000	$330,317,033
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	2,600,000	$87,880,355
ProShares Ultra Euro
Common Units of Beneficial Interest	100,000	$1,316,267
ProShares Ultra Gold
Common Units of Beneficial Interest	1,500,000	$95,684,676
ProShares Ultra Silver
Common Units of Beneficial Interest	1,000,000	$39,033,941
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	83,100,000	$1,171,715,867
ProShares Ultra Yen
Common Units of Beneficial Interest	—	$—
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	77,850,000	$510,028,879
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	18,560,000	$454,959,241
ProShares UltraShort Euro
Common Units of Beneficial Interest	50,000	$1,371,662
ProShares UltraShort Gold
Common Units of Beneficial Interest	450,000	$13,189,949
ProShares UltraShort Silver
Common Units of Beneficial Interest	1,100,000	$25,560,144
ProShares UltraShort Yen
Common Units of Beneficial Interest	100,000	$9,605,322
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	700,000	$22,135,602
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	9,950,000	$161,172,915

Total Trust:	202,260,000	$3,082,800,286

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.
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
Date: May 9, 2022

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: May 9, 2022