Form 10-Q
period 2022-06-30
ProShares Trust II
filed 2022-08-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022.
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
(240)
497
-
6400
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
☒
  Yes    ☐  No
As of August 2, 2022, the registrant had 260,819,037 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $151,906,089 and $147,851,244, respectively)	$151,418,355	$147,815,719
Cash	34,531,284	44,359,519
Segregated cash balances with brokers for futures contracts	113,898,635	138,651,465
Receivable on open futures contracts	105,797,631	99,544,338
Interest receivable	76,049	2,868

Total assets	405,721,954	430,373,909

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,125,130
Payable on open futures contracts	1,735,890	—
Brokerage commissions and futures account fees payable	12,121	104,312
Payable to Sponsor	328,987	331,873

Total liabilities	2,076,998	6,561,315

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	403,644,956	423,812,594

Total liabilities and shareholders’ equity	$405,721,954	$430,373,909

Shares outstanding	8,384,307	6,884,307

Net asset value per share	$48.14	$61.56

Market value per share (Note 2)	$48.21	$61.55

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(38% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$25,000,000	$24,989,618
1.014% due 07/21/22	50,000,000	49,970,140
0.223% due 11/03/22	77,000,000	76,458,597

Total short-term U.S. government and agency obligations (cost $151,906,089)		$151,418,355

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2022	3,652	$104,309,520	$809,209
VIX Futures - Cboe, expires August 2022	3,346	97,627,580	708,405

			$1,517,614

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$225,134	$33,687	$319,477	$67,577

Expenses
Management fee	1,034,361	1,317,153	2,020,898	2,359,722
Brokerage commissions	177,552	253,949	365,250	429,859
Futures account fees	107,221	328,342	324,251	586,119

Total expenses	1,319,134	1,899,444	2,710,399	3,375,700

Net investment income (loss)	(1,094,000)	(1,865,757)	(2,390,922)	(3,308,123)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,029,194)	109,337,017	(54,129,808)	133,546,434
Short-term U.S. government and agency obligations	(76,018)	—	(86,512)	—

Net realized gain (loss)	(13,105,212)	109,337,017	(54,216,320)	133,546,434

Change in net unrealized appreciation (depreciation) on
Futures contracts	(34,466,848)	(13,290,409)	(29,757,664)	28,831,483
Short-term U.S. government and agency obligations	(40,932)	(17,721)	(452,209)	(14,495)

Change in net unrealized appreciation (depreciation)	(34,507,780)	(13,308,130)	(30,209,873)	28,816,988

Net realized and unrealized gain (loss)	(47,612,992)	96,028,887	(84,426,193)	162,363,422

Net income (loss)	$(48,706,992)	$94,163,130	$(86,817,115)	$159,055,299

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$495,588,849	$527,130,851	$423,812,594	$409,371,468

Addition of 1,600,000, 450,000, 4,600,000 and 2,850,000 shares, respectively	75,921,860	21,503,474	232,437,331	119,612,942
Redemption of 2,300,000, 1,050,000, 3,100,000 and 2,150,000 shares, respectively	(119,158,761)	(54,181,509)	(165,787,854)	(99,423,763)

Net addition (redemption) of (700,000), (600,000), 1,500,000 and 700,000 shares, respectively	(43,236,901)	(32,678,035)	66,649,477	20,189,179

Net investment income (loss)	(1,094,000)	(1,865,757)	(2,390,922)	(3,308,123)
Net realized gain (loss)	(13,105,212)	109,337,017	(54,216,320)	133,546,434
Change in net unrealized appreciation (depreciation)	(34,507,780)	(13,308,130)	(30,209,873)	28,816,988

Net income (loss)	(48,706,992)	94,163,130	(86,817,115)	159,055,299

Shareholders’ equity, end of period	$403,644,956	$588,615,946	$403,644,956	$588,615,946

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(86,817,115)	$159,055,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(569,767,938)	(371,956,927)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	565,832,801	237,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(206,220)	(32,691)
Net realized (gain) loss on investments	86,512	—
Change in unrealized (appreciation) depreciation on investments	452,209	14,495
Decrease (Increase) in receivable on open futures contracts	(6,253,293)	(11,016,780)
Decrease (Increase) in interest receivable	(73,181)	1,167
Increase (Decrease) in payable to Sponsor	(2,886)	124,617
Increase (Decrease) in brokerage commissions and futures account fees payable	(92,191)	20,038
Increase (Decrease) in payable on open futures contracts	1,735,890	4,589,992

Net cash provided by (used in) operating activities	(95,105,412)	17,799,210

Cash flow from financing activities
Proceeds from addition of shares	232,437,331	119,612,942
Payment on shares redeemed	(171,912,984)	(99,423,763)

Net cash provided by (used in) financing activities	60,524,347	20,189,179

Net increase (decrease) in cash	(34,581,065)	37,988,389
Cash, beginning of period	183,010,984	266,579,220

Cash, end of period	$148,429,919	$304,567,609

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $527,457,948 and $848,800,309, respectively)	$526,423,284	$848,757,567
Cash	395,184,001	86,582,912
Segregated cash balances with brokers for futures contracts	99,271,727	130,704,477
Segregated cash balances with brokers for swap agreements	234,394,000	—
Unrealized appreciation on swap agreements	—	63,928,293
Interest receivable	213,841	3,523

Total assets	1,255,486,853	1,129,976,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,080,952	—
Payable on open futures contracts	21,213,241	25,317,560
Brokerage commissions and futures account fees payable	12,600	24,677
Payable to Sponsor	1,025,667	850,965
Unrealized depreciation on swap agreements	152,287,155	—

Total liabilities	194,619,615	26,193,202

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,060,867,238	1,103,783,570

Total liabilities and shareholders’ equity	$1,255,486,853	$1,129,976,772

Shares outstanding (Note 1 )	25,493,096	51,243,096

Net asset value per share (Note 1 )	$41.61	$21.54

Market value per share (Note 1) (Note 2 )	$41.86	$21.70

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
Federal Home Loan Discount Notes ^^ :
1.000% due 07/01/22	$150,000,000	$150,000,000
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	47,000,000	46,971,932
0.706% due 08/18/22 †	150,000,000	149,724,000
0.637% due 11/03/22 †	181,000,000	179,727,352

Total short-term U.S. government and agency obligations (cost $527,457,948)		$526,423,284

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2022	2,204	$227,232,400	$(17,930,940)
WTI Crude Oil - NYMEX, expires December 2022	2,535	242,244,600	64,744,247
WTI Crude Oil - NYMEX, expires June 2023	2,688	235,522,560	11,641,492

			$58,454,799

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/06/22	$215,921,141	$(21,668,621)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/22	321,089,755	(42,218,820)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/22	373,984,332	(37,530,948)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/06/22	203,778,726	(20,435,337)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/06/22	303,369,078	(30,433,429)

			Total Unrealized Depreciation	$(152,287,155)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$1,264,011	$111,333	$1,572,891	$279,408

Expenses
Management fee	3,098,904	2,794,292	6,183,716	5,329,377
Brokerage commissions	140,210	210,012	335,751	503,212
Futures account fees	109,601	317,748	362,288	416,685

Total expenses	3,348,715	3,322,052	6,881,755	6,249,274

Net investment income (loss)	(2,084,704)	(3,210,719)	(5,308,864)	(5,969,866)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	244,497,710	255,445,062	510,907,542	447,121,563
Swap agreements	118,798,382	65,060,597	651,811,620	207,735,324
Short-term U.S. government and agency obligations	(4,653)	—	(7,789)	—

Net realized gain (loss)	363,291,439	320,505,659	1,162,711,373	654,856,887

Change in net unrealized appreciation (depreciation) on
Futures contracts	(187,136,364)	77,503,699	(89,000,726)	171,488,571
Swap agreements	(24,001,881)	80,496,098	(216,215,448)	21,505,309
Short-term U.S. government and agency obligations	(405,864)	(80,658)	(991,922)	(39,085)

Change in net unrealized appreciation (depreciation)	(211,544,109)	157,919,139	(306,208,096)	192,954,795

Net realized and unrealized gain (loss)	151,747,330	478,424,798	856,503,277	847,811,682

Net income (loss)	$149,662,626	$475,214,079	$851,194,413	$841,841,816

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$1,336,980,685	$1,088,579,093	$1,103,783,570	$902,739,250

Addition of 1,700,000, 4,200,000, 10,300,000 and 13,600,000 shares, respectively (Note 1)	72,419,653	60,208,663	402,736,686	177,252,853
Redemption of 11,450,000, 20,400,000, 36,050,000 and 46,200,000 shares, respectively (Note 1)	(498,195,726)	(320,470,933)	(1,296,847,431)	(618,303,017)

Net addition (redemption) of (9,750,000), (16,200,000), (25,750,000) and (32,600,000) shares, respectively (Note 1)	(425,776,073)	(260,262,270)	(894,110,745)	(441,050,164)

Net investment income (loss)	(2,084,704)	(3,210,719)	(5,308,864)	(5,969,866)
Net realized gain (loss)	363,291,439	320,505,659	1,162,711,373	654,856,887
Change in net unrealized appreciation (depreciation)	(211,544,109)	157,919,139	(306,208,096)	192,954,795

Net income (loss)	149,662,626	475,214,079	851,194,413	841,841,816

Shareholders’ equity, end of period	$1,060,867,238	$1,303,530,902	$1,060,867,238	$1,303,530,902

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$851,194,413	$841,841,816
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,782,347,856)	(1,692,766,532)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,104,987,142	980,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,304,714)	(158,785)
Net realized (gain) loss on investments	7,789	—
Change in unrealized (appreciation) depreciation on investments	217,207,370	(21,466,224)
Decrease (Increase) in receivable on open futures contracts	—	(4,050,185)
Decrease (Increase) in interest receivable	(210,318)	(38,568)
Increase (Decrease) in payable to Sponsor	174,702	246,994
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,077)	22,929
Increase (Decrease) in payable on open futures contracts	(4,104,319)	—
Increase (Decrease) in securities purchased payable	—	149,968,500

Net cash provided by (used in) operating activities	1,385,592,132	253,599,945

Cash flow from financing activities
Proceeds from addition of shares	402,736,686	177,252,853
Payment on shares redeemed	(1,276,766,479)	(621,930,951)

Net cash provided by (used in) financing activities	(874,029,793)	(444,678,098)

Net increase (decrease) in cash	511,562,339	(191,078,153)
Cash, beginning of period	217,287,389	667,259,596

Cash, end of period	$728,849,728	$476,181,443

See accompanying notes to financial statements.

1
1

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $105,954,114 and $90,936,719, respectively)	$105,739,904	$90,922,438
Cash	33,945,129	6,846,634
Segregated cash balances with brokers for futures contracts	52,657,500	47,289,091
Receivable from capital shares sold	19,786,612	20,448,741
Receivable on open futures contracts	13,543,290	33,998,620
Interest receivable	39,868	1,130

Total assets	225,712,303	199,506,654

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,988,252	—
Payable on open futures contracts	32,204,426	5,403,658
Brokerage commissions and futures account fees payable	6,507	63,628
Payable to Sponsor	215,276	147,190

Total liabilities	38,414,461	5,614,476

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	187,297,842	193,892,178

Total liabilities and shareholders’ equity	$225,712,303	$199,506,654

Shares outstanding	4,737,527	7,587,527

Net asset value per share	$39.53	$25.55

Market value per share (Note 2)	$42.10	$26.09

See accompanying notes to financial statements.

1
2

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$50,000,000	$49,979,235
0.393% due 07/21/22	24,000,000	23,985,667
0.223% due 11/03/22	32,000,000	31,775,002

Total short-term U.S. government and agency obligations (cost $105,954,114)		$105,739,904

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2022	6,954	$374,959,680	$(194,426,957)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

1
3

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$146,470	$11,544	$186,051	$25,359

Expenses
Management fee	534,624	152,958	931,234	407,773
Brokerage commissions	114,706	63,062	203,158	155,359
Futures account fees	63,213	12,887	134,330	94,735

Total expenses	712,543	228,907	1,268,722	657,867

Net investment income (loss)	(566,073)	(217,363)	(1,082,671)	(632,508)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	164,990,694	4,901,288	241,211,382	46,483,673
Short-term U.S. government and agency obligations	—	—	(3,452)	551

Net realized gain (loss)	164,990,694	4,901,288	241,207,930	46,484,224

Change in net unrealized appreciation (depreciation) on
Futures contracts	(271,251,560)	28,350,804	(186,220,796)	10,550,021
Short-term U.S. government and agency obligations	(36,909)	(2,887)	(199,929)	(972)

Change in net unrealized appreciation (depreciation)	(271,288,469)	28,347,917	(186,420,725)	10,549,049

Net realized and unrealized gain (loss)	(106,297,775)	33,249,205	54,787,205	57,033,273

Net income (loss)	$(106,863,848)	$33,031,842	$53,704,534	$56,400,765

See accompanying notes to financial statements.

1
4

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$145,069,486	$74,307,070	$193,892,178	$169,800,371

Addition of 6,500,000, 650,000, 9,100,000 and 4,050,000 shares, respectively	549,486,344	13,706,591	637,366,699	90,187,414
Redemption of 4,350,000, 2,150,000, 11,950,000 and 10,150,000 shares, respectively	(400,394,140)	(50,832,276)	(697,665,569)	(246,175,323)

Net addition (redemption) of 2,150,000, (1,500,000), (2,850,000) and (6,100,000) shares, respectively	149,092,204	(37,125,685)	(60,298,870)	(155,987,909)

Net investment income (loss)	(566,073)	(217,363)	(1,082,671)	(632,508)
Net realized gain (loss)	164,990,694	4,901,288	241,207,930	46,484,224
Change in net unrealized appreciation (depreciation)	(271,288,469)	28,347,917	(186,420,725)	10,549,049

Net income (loss)	(106,863,848)	33,031,842	53,704,534	56,400,765

Shareholders’ equity, end of period	$187,297,842	$70,213,227	$187,297,842	$70,213,227

See accompanying notes to financial statements.

1
5

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$53,704,534	$56,400,765
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(520,892,453)	(118,983,722)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	505,991,302	118,999,676
Net amortization and accretion on short-term U.S. government and agency obligations	(119,696)	(13,040)
Net realized (gain) loss on investments	3,452	(551)
Change in unrealized (appreciation) depreciation on investments	199,929	972
Decrease (Increase) in receivable on open futures contracts	20,455,330	13,775,851
Decrease (Increase) in interest receivable	(38,738)	2,763
Increase (Decrease) in payable to Sponsor	68,086	(91,354)
Increase (Decrease) in brokerage commissions and futures account fees payable	(57,121)	296
Increase (Decrease) in payable on open futures contracts	26,800,768	210,440

Net cash provided by (used in) operating activities	86,115,393	70,302,096

Cash flow from financing activities
Proceeds from addition of shares	638,028,828	90,187,414
Payment on shares redeemed	(691,677,317)	(257,307,869)

Net cash provided by (used in) financing activities	(53,648,489)	(167,120,455)

Net increase (decrease) in cash	32,466,904	(96,818,359)
Cash, beginning of period	54,135,725	137,292,722

Cash, end of period	$86,602,629	$40,474,363

See accompanying notes to financial statements.

1
6

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,695,823 and $998,130, respectively)	$4,690,703	$997,678
Cash	5,061,750	6,891,458
Segregated cash balances with brokers for foreign currency forward contracts	—	691,000
Unrealized appreciation on foreign currency forward contracts	17,639	84,150
Interest receivable	1,535	153

Total assets	9,771,627	8,664,439

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,967	3,846
Unrealized depreciation on foreign currency forward contracts	350,034	1,498

Total liabilities	356,001	5,344

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,415,626	8,659,095

Total liabilities and shareholders’ equity	$9,771,627	$8,664,439

Shares outstanding	850,000	650,000

Net asset value per share	$11.08	$13.32

Market value per share (Note 2)	$11.11	$13.33

See accompanying notes to financial statements.

1
7

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	$4,000,000	$3,997,611
0.554% due 11/03/22 †	698,000	693,092

Total short-term U.S. government and agency obligations (cost $4,695,823)		$4,690,703

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/08/22	4,532,921	$4,750,259	$(123,538)
Euro with UBS AG	07/08/22	14,836,502	15,547,860	(226,496)

			Total Unrealized Depreciation	$(350,034)

Contracts to Sell
Euro with UBS AG	07/08/22	(1,446,000)	$(1,515,331)	$17,639

			Total Unrealized Appreciation	$17,639

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

1
8

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$6,522	$438	$11,109	$1,022

Expenses
Management fee	15,037	9,416	35,315	19,494

Total expenses	15,037	9,416	35,315	19,494

Net investment income (loss)	(8,515)	(8,978)	(24,206)	(18,472)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(446,365)	95,412	(887,395)	68,070
Short-term U.S. government and agency obligations	—	—	(5,949)	—

Net realized gain (loss)	(446,365)	95,412	(893,344)	68,070

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(282,077)	(13,092)	(415,047)	(324,232)
Short-term U.S. government and agency obligations	787	(127)	(4,668)	(39)

Change in net unrealized appreciation (depreciation)	(281,290)	(13,219)	(419,715)	(324,271)

Net realized and unrealized gain (loss)	(727,655)	82,193	(1,313,059)	(256,201)

Net income (loss)	$(736,170)	$73,215	$(1,337,265)	$(274,673)

See accompanying notes to financial statements.

1
9

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$6,236,982	$3,611,724	$8,659,095	$4,737,350

Addition of 450,000, 100,000, 550,000 and 100,000 shares, respectively	5,052,555	1,488,793	6,368,822	1,488,793
Redemption of 100,000, 100,000, 350,000 and 150,000 shares, respectively	(1,137,741)	(1,504,991)	(4,275,026)	(2,282,729)

Net addition (redemption) of 350,000, –, 200,000 and (50,000) shares, respectively	3,914,814	(16,198)	2,093,796	(793,936)

Net investment income (loss)	(8,515)	(8,978)	(24,206)	(18,472)
Net realized gain (loss)	(446,365)	95,412	(893,344)	68,070
Change in net unrealized appreciation (depreciation)	(281,290)	(13,219)	(419,715)	(324,271)

Net income (loss)	(736,170)	73,215	(1,337,265)	(274,673)

Shareholders’ equity, end of period	$9,415,626	$3,668,741	$9,415,626	$3,668,741

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,337,265)	$(274,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,984,289)	(2,999,505)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,290,249	2,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(9,602)	(473)
Net realized (gain) loss on investments	5,949	—
Change in unrealized (appreciation) depreciation on investments	419,715	324,271
Decrease (Increase) in interest receivable	(1,382)	40
Increase (Decrease) in payable to Sponsor	2,121	(586)

Net cash provided by (used in) operating activities	(4,614,504)	(950,926)

Cash flow from financing activities
Proceeds from addition of shares	6,368,822	1,488,793
Payment on shares redeemed	(4,275,026)	(1,548,903)

Net cash provided by (used in) financing activities	2,093,796	(60,110)

Net increase (decrease) in cash	(2,520,708)	(1,011,036)
Cash, beginning of period	7,582,458	4,652,092

Cash, end of period	$5,061,750	$3,641,056

See accompanying notes to financial statements.

2
1

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $208,875,314 and $207,964,168, respectively)	$208,696,447	$207,956,320
Cash	32,582,080	9,328,332
Segregated cash balances with brokers for futures contracts	6,922,800	6,093,750
Segregated cash balances with brokers for swap agreements	2,207,000	—
Unrealized appreciation on swap agreements	—	8,639,188
Receivable on open futures contracts	—	944,644
Interest receivable	32,405	690

Total assets	250,440,732	232,962,924

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,824,550	—
Payable on open futures contracts	1,022,544	—
Brokerage commissions and futures account fees payable	—	4,034
Payable to Sponsor	202,927	178,356
Unrealized depreciation on swap agreements	6,451,858	—

Total liabilities	10,501,879	182,390

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	239,938,853	232,780,534

Total liabilities and shareholders’ equity	$250,440,732	$232,962,924

Shares outstanding	4,250,000	3,900,000

Net asset value per share	$56.46	$59.69

Market value per share (Note 2)	$56.50	$59.81

See accompanying notes to financial statements.

2
2

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$25,000,000	$24,989,618
0.393% due 07/21/22 †	95,000,000	94,943,266
0.706% due 08/18/22 †	75,000,000	74,862,000
0.223% due 11/03/22 †	14,000,000	13,901,563

Total short-term U.S. government and agency obligations (cost $208,875,314)		$208,696,447

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2022	954	$172,416,420	$(3,932,509)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/22	$109,384,670	$(2,221,389)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/06/22	84,543,271	(1,919,639)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/22	113,788,925	(2,310,830)

			Total Unrealized Depreciation	$(6,451,858)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

2
3

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$319,154	$20,094	$414,267	$55,921

Expenses
Management fee	716,148	568,040	1,387,563	1,136,247
Brokerage commissions	14,064	8,665	35,723	23,553
Futures account fees	8,664	13,354	28,169	45,756

Total expenses	738,876	590,059	1,451,455	1,205,556

Net investment income (loss)	(419,722)	(569,965)	(1,037,188)	(1,149,635)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(28,896,339)	7,294,570	(8,706,319)	(9,511,327)
Swap agreements	(29,004,744)	38,211,797	8,623,832	3,769,562
Short-term U.S. government and agency obligations	—	—	—	245

Net realized gain (loss)	(57,901,083)	45,506,367	(82,487)	(5,741,520)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,312,504	(4,648,838)	(4,587,403)	(6,902,587)
Swap agreements	1,658,698	(28,812,307)	(15,091,046)	(27,792,857)
Short-term U.S. government and agency obligations	(159)	(17,158)	(171,019)	(15,362)

Change in net unrealized appreciation (depreciation)	4,971,043	(33,478,303)	(19,849,468)	(34,710,806)

Net realized and unrealized gain (loss)	(52,930,040)	12,028,064	(19,931,955)	(40,452,326)

Net income (loss)	$(53,349,762)	$11,458,099	$(20,969,143)	$(41,601,961)

See accompanying notes to financial statements.

2
4

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$355,029,822	$214,548,056	$232,780,534	$263,540,473

Addition of 100,000, 400,000, 1,600,000 and 1,000,000 shares, respectively	6,573,039	23,214,269	102,257,715	60,276,530
Redemption of 1,150,000, 100,000, 1,250,000 and 650,000 shares, respectively	(68,314,246)	(5,763,721)	(74,130,253)	(38,758,339)

Net addition (redemption) of (1,050,000), 300,000, 350,000 and 350,000 shares, respectively	(61,741,207)	17,450,548	28,127,462	21,518,191

Net investment income (loss)	(419,722)	(569,965)	(1,037,188)	(1,149,635)
Net realized gain (loss)	(57,901,083)	45,506,367	(82,487)	(5,741,520)
Change in net unrealized appreciation (depreciation)	4,971,043	(33,478,303)	(19,849,468)	(34,710,806)

Net income (loss)	(53,349,762)	11,458,099	(20,969,143)	(41,601,961)

Shareholders’ equity, end of period	$239,938,853	$243,456,703	$239,938,853	$243,456,703

See accompanying notes to financial statements.

2
5

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(20,969,143)	$(41,601,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(704,533,509)	(422,955,514)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	704,000,000	281,999,771
Net amortization and accretion on short-term U.S. government and agency obligations	(377,637)	(35,590)
Net realized (gain) loss on investments	—	(245)
Change in unrealized (appreciation) depreciation on investments	15,262,065	27,808,219
Decrease (Increase) in receivable on open futures contracts	944,644	(520,982)
Decrease (Increase) in interest receivable	(31,715)	4,321
Increase (Decrease) in payable to Sponsor	24,571	(13,610)
Increase (Decrease) in brokerage commissions and futures account fees payable	(4,034)	4,167
Increase (Decrease) in payable on open futures contracts	1,022,544	—

Net cash provided by (used in) operating activities	(4,662,214)	(155,311,424)

Cash flow from financing activities
Proceeds from addition of shares	102,257,715	40,405,473
Payment on shares redeemed	(71,305,703)	(38,758,339)

Net cash provided by (used in) financing activities	30,952,012	1,647,134

Net increase (decrease) in cash	26,289,798	(153,664,290)
Cash, beginning of period	15,422,082	183,452,109

Cash, end of period	$41,711,880	$29,787,819

See accompanying notes to financial statements.

2
6

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $290,825,356 and $451,896,236, respectively)	$290,458,173	$451,872,982
Cash	38,062,175	10,985,565
Segregated cash balances with brokers for futures contracts	6,634,250	14,502,938
Segregated cash balances with brokers for swap agreements	82,100,000	—
Unrealized appreciation on swap agreements	—	40,591,699
Receivable from capital shares sold	1,240,339	—
Receivable on open futures contracts	—	1,384,919
Interest receivable	57,161	1,582

Total assets	418,552,098	519,339,685

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,483,770
Payable on open futures contracts	2,248,743	—
Brokerage commissions and futures account fees payable	—	9,833
Payable to Sponsor	313,910	392,488
Unrealized depreciation on swap agreements	60,411,930	—

Total liabilities	62,974,583	3,886,091

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	355,577,515	515,453,594

Total liabilities and shareholders’ equity	$418,552,098	$519,339,685

Shares outstanding	14,346,526	14,796,526

Net asset value per share	$24.78	$34.84

Market value per share (Note 2)	$24.47	$34.74

See accompanying notes to financial statements.

2
7

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(82% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22 †	$50,000,000	$49,979,235
0.818% due 07/21/22 †	73,000,000	72,956,405
0.674% due 07/28/22	50,000,000	49,962,875
0.706% due 08/18/22 †	75,000,000	74,862,000
0.223% due 11/03/22 †	43,000,000	42,697,658

Total short-term U.S. government and agency obligations (cost $290,825,356)		$290,458,173

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2022	773	$78,660,480	$(4,317,941)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/22	$153,262,171	$(14,941,465)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/06/22	177,466,859	(18,119,916)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/22	168,307,407	(15,214,853)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/22	134,298,894	(12,135,696)

			Total Unrealized Depreciation	$(60,411,930)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

2
8

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$421,514	$65,529	$561,963	$163,658

Expenses
Management fee	1,082,340	1,615,157	2,299,939	3,246,292
Brokerage commissions	28,732	40,715	59,283	87,297
Futures account fees	6,188	48,893	26,693	211,080

Total expenses	1,117,260	1,704,765	2,385,915	3,544,669

Net investment income (loss)	(695,746)	(1,639,236)	(1,823,952)	(3,381,011)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(10,869,422)	10,593,269	(16,614,384)	17,489,539
Swap agreements	(145,324,753)	105,777,210	(22,942,764)	103,791,491
Short-term U.S. government and agency obligations	(1,174)	—	(1,164)	191

Net realized gain (loss)	(156,195,349)	116,370,479	(39,558,312)	121,281,221

Change in net unrealized appreciation (depreciation) on
Futures contracts	(13,510,319)	372,122	(6,824,486)	(52,219,911)
Swap agreements	(36,561,200)	(48,708,892)	(101,003,629)	(133,882,561)
Short-term U.S. government and agency obligations	(64,280)	(57,475)	(343,929)	(35,554)

Change in net unrealized appreciation (depreciation)	(50,135,799)	(48,394,245)	(108,172,044)	(186,138,026)

Net realized and unrealized gain (loss)	(206,331,148)	67,976,234	(147,730,356)	(64,856,805)

Net income (loss)	$(207,026,894)	$66,336,998	$(149,554,308)	$(68,237,816)

See accompanying notes to financial statements.

2
9

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$558,375,841	$572,501,249	$515,453,594	$745,304,028

Addition of 800,000, 1,000,000, 1,800,000 and 3,400,000 shares, respectively	26,625,358	46,374,159	65,659,299	166,773,794
Redemption of 750,000, 450,000, 2,250,000 and 3,700,000 shares, respectively	(22,396,790)	(23,433,679)	(75,981,070)	(182,061,279)

Net addition (redemption) of 50,000, 550,000, (450,000) and (300,000) shares, respectively	4,228,568	22,940,480	(10,321,771)	(15,287,485)

Net investment income (loss)	(695,746)	(1,639,236)	(1,823,952)	(3,381,011)
Net realized gain (loss)	(156,195,349)	116,370,479	(39,558,312)	121,281,221
Change in net unrealized appreciation (depreciation)	(50,135,799)	(48,394,245)	(108,172,044)	(186,138,026)

Net income (loss)	(207,026,894)	66,336,998	(149,554,308)	(68,237,816)

Shareholders’ equity, end of period	$355,577,515	$661,778,727	$355,577,515	$661,778,727

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(149,554,308)	$(68,237,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,255,430,782)	(1,149,854,685)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,416,997,680	804,999,794
Net amortization and accretion on short-term U.S. government and agency obligations	(497,182)	(125,027)
Net realized (gain) loss on investments	1,164	(191)
Change in unrealized (appreciation) depreciation on investments	101,347,558	133,918,115
Decrease (Increase) in receivable on open futures contracts	1,384,919	(1,452,315)
Decrease (Increase) in interest receivable	(55,579)	4,936
Increase (Decrease) in payable to Sponsor	(78,578)	4,844
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,833)	17,899
Increase (Decrease) in payable on open futures contracts	2,248,743	(2,312,939)

Net cash provided by (used in) operating activities	116,353,802	(283,037,385)

Cash flow from financing activities
Proceeds from addition of shares	64,418,960	166,773,794
Payment on shares redeemed	(79,464,840)	(182,061,279)

Net cash provided by (used in) financing activities	(15,045,880)	(15,287,485)

Net increase (decrease) in cash	101,307,922	(298,324,870)
Cash, beginning of period	25,488,503	446,401,960

Cash, end of period	$126,796,425	$148,077,090

See accompanying notes to financial statements.

3
1

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $243,860,580 and $221,725,609, respectively)	$243,251,317	$221,660,593
Cash	82,159,514	108,688,034
Segregated cash balances with brokers for futures contracts	389,544,785	463,432,845
Receivable from capital shares sold	2,179,827	—
Receivable on open futures contracts	259,159,176	33,597,688
Interest receivable	198,453	5,060

Total assets	976,493,072	827,384,220

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	9,447,456
Brokerage commissions and futures account fees payable	71,435	167,855
Payable to Sponsor	738,104	611,836
Unrealized depreciation on swap agreements	—	477,437

Total liabilities	809,539	10,704,584

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	975,683,533	816,679,636

Total liabilities and shareholders’ equity	$976,493,072	$827,384,220

Shares outstanding (Note 1)	67,228,420	65,828,420

Net asset value per share (Note 1)	$14.51	$12.41

Market value per share (Note 1) (Note 2)	$14.53	$12.43

See accompanying notes to financial statements.

3
2

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$50,000,000	$49,979,235
0.393% due 07/21/22	50,000,000	49,970,140
0.674% due 07/28/22	50,000,000	49,962,875
0.223% due 11/03/22	94,000,000	93,339,067

Total short-term U.S. government and agency obligations (cost $243,860,580)		$243,251,317

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2022	26,481	$756,358,266	$41,121,658
VIX Futures - Cboe, expires August 2022	24,277	708,339,740	(5,677,140)

			$35,444,518

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

3
3

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$430,670	$202,556	$525,931	$316,525

Expenses
Management fee	2,293,738	2,293,121	4,254,915	6,676,198
Brokerage commissions	970,211	1,173,276	1,906,969	3,129,904
Futures account fees	444,123	711,443	1,226,811	2,555,256

Total expenses	3,708,072	4,177,840	7,388,695	12,361,358

Net investment income (loss)	(3,277,402)	(3,975,284)	(6,862,764)	(12,044,833)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	91,039,435	(811,706,279)	349,477,533	(1,464,769,961)
Swap agreements	—	(42,822,782)	22,556,586	(94,277,124)
Short-term U.S. government and agency obligations	(337,934)	2,137	(353,087)	20,657

Net realized gain (loss)	90,701,501	(854,526,924)	371,681,032	(1,559,026,428)

Change in net unrealized appreciation (depreciation) on
Futures contracts	196,657,178	244,143,655	161,801,275	(40,259,928)
Swap agreements	—	—	477,437	24,807
Short-term U.S. government and agency obligations	78,171	(28,407)	(544,247)	(8,962)

Change in net unrealized appreciation (depreciation)	196,735,349	244,115,248	161,734,465	(40,244,083)

Net realized and unrealized gain (loss)	287,436,850	(610,411,676)	533,415,497	(1,599,270,511)

Net income (loss)	$284,159,448	$(614,386,960)	$526,552,733	$(1,611,315,344)

See accompanying notes to financial statements.

3
4

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$1,127,608,641	$1,284,373,170	$816,679,636	$1,356,204,199

Addition of 58,400,000, 12,955,000, 141,500,000 and 32,585,000 shares, respectively (Note 1)	799,757,076	434,635,046	1,971,472,943	2,373,778,077
Redemption of 74,700,000, 5,629,671, 140,100,000 and 15,169,671 shares, respectively (Note 1)	(1,235,841,632)	(263,750,553)	(2,339,021,779)	(1,277,796,229)

Net addition (redemption) of (16,300,000), 7,325,329, 1,400,000 and 17,415,329 shares, respectively (Note 1)	(436,084,556)	170,884,493	(367,548,836)	1,095,981,848

Net investment income (loss)	(3,277,402)	(3,975,284)	(6,862,764)	(12,044,833)
Net realized gain (loss)	90,701,501	(854,526,924)	371,681,032	(1,559,026,428)
Change in net unrealized appreciation (depreciation)	196,735,349	244,115,248	161,734,465	(40,244,083)

Net income (loss)	284,159,448	(614,386,960)	526,552,733	(1,611,315,344)

Shareholders’ equity, end of period	$975,683,533	$840,870,703	$975,683,533	$840,870,703

See accompanying notes to financial statements.

3
5

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$526,552,733	$(1,611,315,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,476,792,269)	(921,859,566)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,454,556,289	956,989,987
Net amortization and accretion on short-term U.S. government and agency obligations	(252,157)	(111,822)
Net realized (gain) loss on investments	353,166	(20,657)
Change in unrealized (appreciation) depreciation on investments	66,810	(15,845)
Decrease (Increase) in receivable on open futures contracts	(225,561,488)	3,699,493
Decrease (Increase) in interest receivable	(193,393)	3,866
Increase (Decrease) in payable to Sponsor	126,268	(385,457)
Increase (Decrease) in brokerage commissions and futures account fees payable	(96,420)	(230,052)
Increase (Decrease) in payable on open futures contracts	(9,447,456)	(15,175,224)
Increase (Decrease) in securities purchased payable	—	17,072,317

Net cash provided by (used in) operating activities	269,312,083	(1,571,348,304)

Cash flow from financing activities
Proceeds from addition of shares	1,969,293,116	2,417,278,189
Payment on shares redeemed	(2,339,021,779)	(1,277,796,229)

Net cash provided by (used in) financing activities	(369,728,663)	1,139,481,960

Net increase (decrease) in cash	(100,416,580)	(431,866,344)
Cash, beginning of period	572,120,879	1,069,671,996

Cash, end of period	$471,704,299	$637,805,652

See accompanying notes to financial statements.

3
6

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $998,111 and $–, respectively)	$992,969	$—
Cash	4,110,683	2,232,820
Segregated cash balances with brokers for foreign currency forward contracts	—	225,000
Unrealized appreciation on foreign currency forward contracts	2,012	821
Interest receivable	1,364	95

Total assets	5,107,028	2,458,736

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,093	1,954
Unrealized depreciation on foreign currency forward contracts	79,162	93,933

Total liabilities	82,255	95,887

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,024,773	2,362,849

Total liabilities and shareholders’ equity	$5,107,028	$2,458,736

Shares outstanding	149,970	49,970

Net asset value per share	$33.51	$47.29

Market value per share (Note 2)	$33.49	$47.29

See accompanying notes to financial statements.

3
7

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.554% due 11/03/22 †	$1,000,000	$992,969

Total short-term U.S. government and agency obligations (cost $998,111)		$992,969

Foreign Currency Forward Contracts ^	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/08/22	333,241,517	$2,456,755	$(34,398)
Yen with UBS AG	07/08/22	1,080,855,856	7,968,387	(44,764)

			Total Unrealized Depreciation	$(79,162)

Contracts to Sell
Yen with UBS AG	07/08/22	(54,170,000)	$(399,357)	$2,012

			Total Unrealized Appreciation	$2,012

†	All or partial amount pledged as collateral for foreign currency forward contracts.

^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

3
8

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$3,064	$307	$3,937	$663

Expenses
Management fee	8,036	6,262	13,465	12,911

Total expenses	8,036	6,262	13,465	12,911

Net investment income (loss)	(4,972)	(5,955)	(9,528)	(12,248)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(761,478)	(140,007)	(880,249)	(279,474)
Short-term U.S. government and agency obligations	—	—	1,548	—

Net realized gain (loss)	(761,478)	(140,007)	(878,701)	(279,474)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	154,501	118,748	15,962	(137,341)
Short-term U.S. government and agency obligations	(2,316)	(132)	(5,142)	(88)

Change in net unrealized appreciation (depreciation)	152,185	118,616	10,820	(137,429)

Net realized and unrealized gain (loss)	(609,293)	(21,391)	(867,881)	(416,903)

Net income (loss)	$(614,265)	$(27,346)	$(877,409)	$(429,151)

See accompanying notes to financial statements.

3
9

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$2,099,705	$2,587,694	$2,362,849	$2,989,499

Addition of 100,000, –, 100,000 and – shares, respectively	3,539,333	—	3,539,333	—

Net addition (redemption) of 100,000, –, 100,000 and – shares, respectively	3,539,333	—	3,539,333	—

Net investment income (loss)	(4,972)	(5,955)	(9,528)	(12,248)
Net realized gain (loss)	(761,478)	(140,007)	(878,701)	(279,474)
Change in net unrealized appreciation (depreciation)	152,185	118,616	10,820	(137,429)

Net income (loss)	(614,265)	(27,346)	(877,409)	(429,151)

Shareholders’ equity, end of period	$5,024,773	$2,560,348	$5,024,773	$2,560,348

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(877,409)	$(429,151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(995,769)	(1,499,740)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,548	500,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,342)	(173)
Net realized (gain) loss on investments	(1,548)	—
Change in unrealized (appreciation) depreciation on investments	(10,820)	137,429
Decrease (Increase) in interest receivable	(1,269)	44
Increase (Decrease) in payable to Sponsor	1,139	(346)

Net cash provided by (used in) operating activities	(1,886,470)	(1,291,937)

Cash flow from financing activities
Proceeds from addition of shares	3,539,333	—

Net cash provided by (used in) financing activities	3,539,333	—

Net increase (decrease) in cash	1,652,863	(1,291,937)
Cash, beginning of period	2,457,820	2,924,696

Cash, end of period	$4,110,683	$1,632,759

See accompanying notes to financial statements.

4
1

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $232,892,020 and $55,932,300, respectively)	$232,635,606	$55,916,023
Cash	90,387,278	29,602,412
Segregated cash balances with brokers for futures contracts	157,055,967	24,841,141
Receivable on open futures contracts	33,012,400	4,064,439
Interest receivable	99,815	1,359

Total assets	513,191,066	114,425,374

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	11,682,748	175,557
Brokerage commissions and futures account fees payable	12,618	7,944
Payable to Sponsor	338,396	74,271

Total liabilities	12,033,762	257,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	501,157,304	114,167,602

Total liabilities and shareholders’ equity	$513,191,066	$114,425,374

Shares outstanding (Note 1)	21,755,220	1,776,760

Net asset value per share (Note 1)	$23 .04	$64 .26

Market value per share (Note 1) (Note 2)	$22 .93	$63 .75

See accompanying notes to financial statements.

4
2

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$75,000,000	$74,968,852
0.824% due 07/21/22	72,000,000	71,957,002
0.674% due 07/28/22	50,000,000	49,962,875
0.223% due 11/03/22	36,000,000	35,746,877

Total short-term U.S. government and agency obligations (cost $232,892,020)		$232,635,606

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2022	3,134	$323,115,400	$23,341,763
WTI Crude Oil - NYMEX, expires December 2022	3,605	344,493,800	(352,389)
WTI Crude Oil - NYMEX, expires June 2023	3,824	335,058,880	5,527,457

			$28,516,831

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

4
3

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$289,299	$18,343	$343,206	$29,178

Expenses
Management fee	946,110	181,035	1,438,757	402,298
Brokerage commissions	107,079	28,581	184,135	71,625
Futures account fees	85,802	17,468	155,979	65,180

Total expenses	1,138,991	227,084	1,778,871	539,103

Net investment income (loss)	(849,692)	(208,741)	(1,435,665)	(509,925)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(102,594,000)	(26,010,421)	(209,076,101)	(75,188,186)

Net realized gain (loss)	(102,594,000)	(26,010,421)	(209,076,101)	(75,188,186)

Change in net unrealized appreciation (depreciation) on
Futures contracts	34,810,301	(9,944,438)	36,926,293	(4,307,804)
Short-term U.S. government and agency obligations	(53,187)	(2,994)	(240,137)	(784)

Change in net unrealized appreciation (depreciation)	34,757,114	(9,947,432)	36,686,156	(4,308,588)

Net realized and unrealized gain (loss)	(67,836,886)	(35,957,853)	(172,389,945)	(79,496,774)

Net income (loss)	$(68,686,578)	$(36,166,594)	$(173,825,610)	$(80,006,699)

See accompanying notes to financial statements.

4
4

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$416,799,231	$91,718,390	$114,167,602	$96,839,233

Addition of 12,320,000, 387,500, 27,890,000 and 777,500 shares, respectively (Note 1)	278,861,920	43,181,460	788,890,799	107,484,439
Redemption of 4,851,540, 147,734, 7,911,540 and 317,734 shares, respectively (Note 1)	(125,817,269)	(19,333,197)	(228,075,487)	(44,916,914)

Net addition (redemption) of 7,468,460, 239,766, 19,978,460 and 459,766 shares, respectively (Note 1)	153,044,651	23,848,263	560,815,312	62,567,525

Net investment income (loss)	(849,692)	(208,741)	(1,435,665)	(509,925)
Net realized gain (loss)	(102,594,000)	(26,010,421)	(209,076,101)	(75,188,186)
Change in net unrealized appreciation (depreciation)	34,757,114	(9,947,432)	36,686,156	(4,308,588)

Net income (loss)	(68,686,578)	(36,166,594)	(173,825,610)	(80,006,699)

Shareholders’ equity, end of period	$501,157,304	$79,400,059	$501,157,304	$79,400,059

See accompanying notes to financial statements.

4
5

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(173,825,610)	$(80,006,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(988,742,468)	(92,987,219)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	812,000,000	60,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(217,252)	(9,935)
Change in unrealized (appreciation) depreciation on investments	240,137	784
Decrease (Increase) in receivable on open futures contracts	(28,947,961)	32,573
Decrease (Increase) in interest receivable	(98,456)	1,820
Increase (Decrease) in payable to Sponsor	264,125	(22,244)
Increase (Decrease) in brokerage commissions and futures account fees payable	4,674	12,516
Increase (Decrease) in payable on open futures contracts	11,507,191	242,424

Net cash provided by (used in) operating activities	(367,815,620)	(112,735,980)

Cash flow from financing activities
Proceeds from addition of shares	788,890,799	107,484,439
Payment on shares redeemed	(228,075,487)	(44,916,914)

Net cash provided by (used in) financing activities	560,815,312	62,567,525

Net increase (decrease) in cash	192,999,692	(50,168,455)
Cash, beginning of period	54,443,553	97,113,373

Cash, end of period	$247,443,245	$46,944,918

See accompanying notes to financial statements.

4
6

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,954,167 and $123,855,553, respectively)	$59,578,128	$123,821,548
Cash	49,173,153	53,547,476
Segregated cash balances with brokers for futures contracts	61,959,000	59,453,451
Receivable on open futures contracts	73,179,660	30,090,351
Interest receivable	37,048	1,749

Total assets	243,926,989	266,914,575

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	25,091,911	15,986,002
Payable on open futures contracts	6,843,311	8,542,438
Brokerage commissions and futures account fees payable	11,280	46,867
Payable to Sponsor	157,041	194,138

Total liabilities	32,103,543	24,769,445

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	211,823,446	242,145,130

Total liabilities and shareholders’ equity	$243,926,989	$266,914,575

Shares outstanding (Note 1)	4,966,856	978,742

Net asset value per share (Note 1)	$42.65	$247.40

Market value per share (Note 1) (Note 2)	$40.02	$242.20

See accompanying notes to financial statements.

4
7

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$60,000,000	$59,578,128

Total short-term U.S. government and agency obligations (cost $59,954,167)		$59,578,128

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2022	7,871	$424,404,320	$154,070,341
^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

4
8

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$122,188	$7,750	$178,013	$15,633

Expenses
Management fee	510,704	191,311	1,053,068	350,648
Brokerage commissions	144,907	96,343	365,858	182,023
Futures account fees	76,956	33,853	206,885	57,126

Total expenses	732,567	321,507	1,625,811	589,797

Net investment income (loss)	(610,379)	(313,757)	(1,447,798)	(574,164)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(282,646,685)	(10,305,304)	(397,312,383)	(16,664,698)
Short-term U.S. government and agency obligations	(199)	—	(58,809)	—

Net realized gain (loss)	(282,646,884)	(10,305,304)	(397,371,192)	(16,664,698)

Change in net unrealized appreciation (depreciation) on
Futures contracts	228,166,248	(33,691,003)	140,634,090	(17,797,456)
Short-term U.S. government and agency obligations	(87,121)	(2,758)	(342,034)	(1,241)

Change in net unrealized appreciation (depreciation)	228,079,127	(33,693,761)	140,292,056	(17,798,697)

Net realized and unrealized gain (loss)	(54,567,757)	(43,999,065)	(257,079,136)	(34,463,395)

Net income (loss)	$(55,178,136)	$(44,312,822)	$(258,526,934)	$(35,037,559)

See accompanying notes to financial statements.

4
9

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$250,340,837	$69,459,275	$242,145,130	$24,977,745

Addition of 18,700,000, 172,500, 23,340,000 and 377,500 shares, respectively (Note 1)	489,076,501	93,913,245	944,035,742	235,963,431
Redemption of 17,601,764, 35,000, 19,351,886 and 177,500 shares, respectively (Note 1)	(472,415,756)	(21,534,398)	(715,830,492)	(128,378,317)

Net addition (redemption) of 1,098,236, 137,500, 3,988,114 and 200,000 shares, respectively (Note 1)	16,660,745	72,378,847	228,205,250	107,585,114

Net investment income (loss)	(610,379)	(313,757)	(1,447,798)	(574,164)
Net realized gain (loss)	(282,646,884)	(10,305,304)	(397,371,192)	(16,664,698)
Change in net unrealized appreciation (depreciation)	228,079,127	(33,693,761)	140,292,056	(17,798,697)

Net income (loss)	(55,178,136)	(44,312,822)	(258,526,934)	(35,037,559)

Shareholders’ equity, end of period	$211,823,446	$97,525,300	$211,823,446	$97,525,300

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(258,526,934)	$(35,037,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(346,906,626)	(94,989,543)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	410,859,860	64,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(110,657)	(7,481)
Net realized (gain) loss on investments	58,809	—
Change in unrealized (appreciation) depreciation on investments	342,034	1,241
Decrease (Increase) in receivable on open futures contracts	(43,089,309)	—
Decrease (Increase) in interest receivable	(35,299)	(1,297)
Increase (Decrease) in payable to Sponsor	(37,097)	43,211
Increase (Decrease) in brokerage commissions and futures account fees payable	(35,587)	9,927
Increase (Decrease) in payable on open futures contracts	(1,699,127)	469,496

Net cash provided by (used in) operating activities	(239,179,933)	(65,512,005)

Cash flow from financing activities
Proceeds from addition of shares	944,035,742	235,963,431
Payment on shares redeemed	(706,724,583)	(130,982,494)

Net cash provided by (used in) financing activities	237,311,159	104,980,937

Net increase (decrease) in cash	(1,868,774)	39,468,932
Cash, beginning of period	113,000,927	19,147,382

Cash, end of period	$111,132,153	$58,616,314

See accompanying notes to financial statements.

5
1

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,986,920 and $46,968,288, respectively)	$19,885,112	$46,961,125
Cash	39,223,441	7,554,065
Unrealized appreciation on foreign currency forward contracts	3,382,293	135,118
Interest receivable	17,859	603

Total assets	62,508,705	54,650,911

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	51,398	44,707
Unrealized depreciation on foreign currency forward contracts	187,210	343,159

Total liabilities	238,608	387,866

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	62,270,097	54,263,045

Total liabilities and shareholders’ equity	$62,508,705	$54,650,911

Shares outstanding	2,050,000	2,100,000

Net asset value per share	$30.38	$25.84

Market value per share (Note 2)	$30.41	$25.86

See accompanying notes to financial statements.

5
2

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	$4,000,000	$3,997,611
0.223% due 11/03/22 †	16,000,000	15,887,501

Total short-term U.S. government and agency obligations (cost $19,986,920)		$19,885,112

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/08/22	12,080,000	$12,659,194	$(101,019)
Euro with UBS AG	07/08/22	12,060,000	12,638,235	(86,191)

			Total Unrealized Depreciation	$(187,210)

Contracts to Sell
Euro with Goldman Sachs International	07/08/22	(51,635,263)	$(54,110,993)	$1,346,162
Euro with UBS AG	07/08/22	(91,489,199)	(95,875,786)	2,036,131

			Total Unrealized Appreciation	$3,382,293

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

5
3

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$39,011	$5,640	$54,416	$12,806

Expenses
Management fee	146,934	114,680	264,390	238,718

Total expenses	146,934	114,680	264,390	238,718

Net investment income (loss)	(107,923)	(109,040)	(209,974)	(225,912)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	3,065,129	(795,757)	5,607,263	(725,230)
Short-term U.S. government and agency obligations	—	—	210,974	—

Net realized gain (loss)	3,065,129	(795,757)	5,818,237	(725,230)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,061,048	(509,443)	3,403,124	3,881,954
Short-term U.S. government and agency obligations	(21,310)	(1,727)	(94,645)	(887)

Change in net unrealized appreciation (depreciation)	3,039,738	(511,170)	3,308,479	3,881,067

Net realized and unrealized gain (loss)	6,104,867	(1,306,927)	9,126,716	3,155,837

Net income (loss)	$5,996,944	$(1,415,967)	$8,916,742	$2,929,925

See accompanying notes to financial statements.

5
4

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$50,498,084	$54,932,137	$54,263,045	$52,953,339

Addition of 500,000, –, 550,000 and 200,000 shares, respectively	14,656,401	—	16,028,063	4,613,244
Redemption of 300,000, 200,000, 600,000 and 500,000 shares, respectively	(8,881,332)	(4,695,730)	(16,937,753)	(11,676,068)

Net addition (redemption) of 200,000, (200,000), (50,000) and (300,000) shares, respectively	5,775,069	(4,695,730)	(909,690)	(7,062,824)

Net investment income (loss)	(107,923)	(109,040)	(209,974)	(225,912)
Net realized gain (loss)	3,065,129	(795,757)	5,818,237	(725,230)
Change in net unrealized appreciation (depreciation)	3,039,738	(511,170)	3,308,479	3,881,067

Net income (loss)	5,996,944	(1,415,967)	8,916,742	2,929,925

Shareholders’ equity, end of period	$62,270,097	$48,820,440	$62,270,097	$48,820,440

See accompanying notes to financial statements.

5
5

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$8,916,742	$2,929,925
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(44,986,222)	(69,991,234)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	72,210,974	52,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(32,410)	(6,372)
Net realized (gain) loss on investments	(210,974)	—
Change in unrealized (appreciation) depreciation on investments	(3,308,479)	(3,881,067)
Decrease (Increase) in interest receivable	(17,256)	970
Increase (Decrease) in payable to Sponsor	6,691	(7,018)

Net cash provided by (used in) operating activities	32,579,066	(18,954,796)

Cash flow from financing activities
Proceeds from addition of shares	16,028,063	4,613,244
Payment on shares redeemed	(16,937,753)	(11,676,068)

Net cash provided by (used in) financing activities	(909,690)	(7,062,824)

Net increase (decrease) in cash	31,669,376	(26,017,620)
Cash, beginning of period	7,554,065	44,132,228

Cash, end of period	$39,223,441	$18,114,608

See accompanying notes to financial statements.

5
6

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $13,992,602 and $25,984,097, respectively)	$13,940,167	$25,980,516
Cash	17,059,170	1,287,229
Segregated cash balances with brokers for futures contracts	1,338,300	703,125
Unrealized appreciation on swap agreements	720,984	—
Receivable from capital shares sold	1,579,684	—
Receivable on open futures contracts	5,100	—
Interest receivable	6,819	434

Total assets	34,650,224	27,971,304

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	14,954	92,537
Brokerage commissions and futures account fees payable	—	294
Payable to Sponsor	23,986	25,512
Unrealized depreciation on swap agreements	—	993,117

Total liabilities	38,940	1,111,460

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,611,284	26,859,844

Total liabilities and shareholders’ equity	$34,650,224	$27,971,304

Shares outstanding	1,096,977	846,977

Net asset value per share	$31.55	$31.71

Market value per share (Note 2)	$31.59	$31.66

See accompanying notes to financial statements.

5
7

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	$6,000,000	$5,996,417
0.223% due 11/03/22 †	8,000,000	7,943,750

Total short-term U.S. government and agency obligations
(cost $13,992,602)		$13,940,167

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2022	184	$33,254,320	$811,562
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/22	$(14,809,140)	$295,777
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/06/22	(9,688,247)	193,824
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/22	(11,585,084)	231,383

			Total Unrealized Appreciation	$720,984

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

5
8

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$19,975	$3,176	$29,660	$6,138

Expenses
Management fee	75,676	69,968	141,814	133,695
Brokerage commissions	2,985	2,283	5,796	5,873
Futures account fees	580	1,802	2,446	6,488

Total expenses	79,241	74,053	150,056	146,056

Net investment income (loss)	(59,266)	(70,877)	(120,396)	(139,918)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,310,720	(2,050,237)	(680,529)	(715,255)
Swap agreements	3,247,150	(4,934,310)	(1,070,274)	(2,266,102)
Short-term U.S. government and agency obligations	—	—	4	169

Net realized gain (loss)	4,557,870	(6,984,547)	(1,750,799)	(2,981,188)

Change in net unrealized appreciation (depreciation) on
Futures contracts	485,575	546,794	653,483	782,869
Swap agreements	(187,339)	3,260,286	1,714,101	2,843,547
Short-term U.S. government and agency obligations	(8,285)	(1,027)	(48,854)	(216)

Change in net unrealized appreciation (depreciation)	289,951	3,806,053	2,318,730	3,626,200

Net realized and unrealized gain (loss)	4,847,821	(3,178,494)	567,931	645,012

Net income (loss)	$4,788,555	$(3,249,371)	$447,535	$505,094

See accompanying notes to financial statements.

5
9

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$32,598,451	$41,243,515	$26,859,844	$20,337,376

Addition of 700,000, 300,000, 1,150,000 and 1,050,000 shares, respectively	20,554,617	10,071,690	33,744,566	37,362,906
Redemption of 800,000, 450,000, 900,000 and 750,000 shares, respectively	(23,330,339)	(15,230,820)	(26,440,661)	(25,370,362)

Net addition (redemption) of (100,000), (150,000), 250,000 and 300,000 shares, respectively	(2,775,722)	(5,159,130)	7,303,905	11,992,544

Net investment income (loss)	(59,266)	(70,877)	(120,396)	(139,918)

Net realized gain (loss)	4,557,870	(6,984,547)	(1,750,799)	(2,981,188)
Change in net unrealized appreciation (depreciation)	289,951	3,806,053	2,318,730	3,626,200

Net income (loss)	4,788,555	(3,249,371)	447,535	505,094

Shareholders’ equity, end of period	$34,611,284	$32,835,014	$34,611,284	$32,835,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$447,535	$505,094
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,987,491)	(30,995,460)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	29,999,990	18,999,936
Net amortization and accretion on short-term U.S. government and agency obligations	(21,000)	(2,843)
Net realized (gain) loss on investments	(4)	(169)
Change in unrealized (appreciation) depreciation on investments	(1,665,247)	(2,843,331)
Decrease (Increase) in receivable on open futures contracts	(5,100)	1,317
Decrease (Increase) in interest receivable	(6,385)	89
Increase (Decrease) in payable to Sponsor	(1,526)	4,798
Increase (Decrease) in brokerage commissions and futures account fees payable	(294)	406
Increase (Decrease) in payable on open futures contracts	(77,583)	81,805

Net cash provided by (used in) operating activities	10,682,895	(14,248,358)

Cash flow from financing activities
Proceeds from addition of shares	32,164,882	37,362,906
Payment on shares redeemed	(26,440,661)	(25,370,362)

Net cash provided by (used in) financing activities	5,724,221	11,992,544

Net increase (decrease) in cash	16,407,116	(2,255,814)
Cash, beginning of period	1,990,354	20,633,371

Cash, end of period	$18,397,470	$18,377,557

See accompanying notes to financial statements.

6
1

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $12,996,113 and $22,995,121, respectively)	$12,979,368	$22,994,261
Cash	12,637,173	1,829,901
Segregated cash balances with brokers for futures contracts	3,798,437	1,081,575
Segregated cash balances with brokers for swap agreements	—	2,572,000
Unrealized appreciation on swap agreements	1,873,038	—
Receivable from capital shares sold	1,587,633	—
Receivable on open futures contracts	191,494	15,446
Interest receivable	5,185	378

Total assets	33,072,328	28,493,561

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,840
Brokerage commissions and futures account fees payable	—	747
Payable to Sponsor	19,488	28,560
Unrealized depreciation on swap agreements	—	1,921,414

Total liabilities	19,488	1,956,561

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,052,840	26,537,000

Total liabilities and shareholders’ equity	$33,072,328	$28,493,561

Shares outstanding (Note 1)	1,041,329	991,329

Net asset value per share (Note 1)	$31.74	$26.77

Market value per share (Note 1) (Note 2)	$32.19	$26.84

See accompanying notes to financial statements.

6
2

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	$11,000,000	$10,993,430
0.223% due 11/03/22 †	2,000,000	1,985,938

Total short-term U.S. government and agency obligations (cost $12,996,113)		$12,979,368

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2022	445	$45,283,200	$2,516,890
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/22	$(2,464,774)	$221,841
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/06/22	(8,978,838)	808,139
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/22	(7,099,463)	638,732
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/22	(2,270,181)	204,326

			Total Unrealized Appreciation	$1,873,038

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

6
3

ROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$18,743	$2,678	$27,663	$5,795

Expenses
Management fee	62,381	72,831	123,334	157,576
Brokerage commissions	6,677	3,824	11,978	11,268
Futures account fees	1,169	4,207	4,443	14,198

Total expenses	70,227	80,862	139,755	183,042

Net investment income (loss)	(51,484)	(78,184)	(112,092)	(177,247)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,944,050	(216,957)	4,650,280	(1,453,150)
Swap agreements	3,467,182	(5,659,499)	(2,612,794)	(7,355,657)
Short-term U.S. government and agency obligations	—	—	(190)	85

Net realized gain (loss)	9,411,232	(5,876,456)	2,037,296	(8,808,722)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,249,743	(3,005,003)	1,864,397	491,967
Swap agreements	1,599,944	2,081,517	3,794,452	6,050,311
Short-term U.S. government and agency obligations	3,625	(1,834)	(15,885)	(1,087)

Change in net unrealized appreciation (depreciation)	3,853,312	(925,320)	5,642,964	6,541,191

Net realized and unrealized gain (loss)	13,264,544	(6,801,776)	7,680,260	(2,267,531)

Net income (loss)	$13,213,060	$(6,879,960)	$7,568,168	$(2,444,778)

See accompanying notes to financial statements.

6
4

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$23,406,516	$45,144,664	$26,537,000	$28,885,775

Addition of 700,000, 300,000, 1,800,000 and 2,750,000 shares, respectively (Note 1)	17,707,417	7,086,666	43,267,561	65,182,313
Redemption of 750,000, 425,415, 1,750,000 and 2,300,415 shares, respectively (Note 1)	(21,274,153)	(10,491,607)	(44,319,889)	(56,763,547)

Net addition (redemption) of (50,000), (125,415), 50,000 and 449,585 shares, respectively (Note 1)	(3,566,736)	(3,404,941)	(1,052,328)	8,418,766

Net investment income (loss)	(51,484)	(78,184)	(112,092)	(177,247)
Net realized gain (loss)	9,411,232	(5,876,456)	2,037,296	(8,808,722)
Change in net unrealized appreciation (depreciation)	3,853,312	(925,320)	5,642,964	6,541,191

Net income (loss)	13,213,060	(6,879,960)	7,568,168	(2,444,778)

Shareholders’ equity, end of period	$33,052,840	$34,859,763	$33,052,840	$34,859,763

See accompanying notes to financial statements.

6
5

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$7,568,168	$(2,444,778)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(20,979,051)	(39,995,436)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	30,999,081	22,999,988
Net amortization and accretion on short-term U.S. government and agency obligations	(21,212)	(3,358)
Net realized (gain) loss on investments	190	(85)
Change in unrealized (appreciation) depreciation on investments	(3,778,567)	(6,049,224)
Decrease (Increase) in receivable on open futures contracts	(176,048)	38,813
Decrease (Increase) in interest receivable	(4,807)	304
Increase (Decrease) in payable to Sponsor	(9,072)	(3,427)
Increase (Decrease) in brokerage commissions and futures account fees payable	(747)	620
Increase (Decrease) in payable on open futures contracts	(5,840)	(80,422)

Net cash provided by (used in) operating activities	13,592,095	(25,537,005)

Cash flow from financing activities
Proceeds from addition of shares	41,679,928	65,182,313
Payment on shares redeemed	(44,319,889)	(56,763,547)

Net cash provided by (used in) financing activities	(2,639,961)	8,418,766

Net increase (decrease) in cash	10,952,134	(17,118,239)
Cash, beginning of period	5,483,476	32,155,049

Cash, end of period	$16,435,610	$15,036,810

See accompanying notes to financial statements.

6
6

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $10,994,894 and $20,990,068, respectively)	$10,961,261	$20,987,825
Cash	33,655,143	3,003,251
Unrealized appreciation on foreign currency forward contracts	1,127,711	1,237,168
Interest receivable	12,600	339

Total assets	45,756,715	25,228,583

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	31,627	20,211
Unrealized depreciation on foreign currency forward contracts	156,206	367,588

Total liabilities	187,833	387,799

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,568,882	24,840,784

Total liabilities and shareholders’ equity	$45,756,715	$25,228,583

Shares outstanding (Note 1 )	798,580	598,580

Net asset value per share (Note 1 )	$57.06	$41.50

Market value per share (Note 1) (Note 2 )	$57.13	$41.50

See accompanying notes to financial statements.

6
7

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(24% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.393% due 07/21/22 †	$6,000,000	$5,996,417
0.223% due 11/03/22 †	5,000,000	4,964,844

Total short-term U.S. government and agency obligations (cost $10,994,894)		$10,961,261

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	07/08/22	1,505,180,000	$11,096,632	$(156,206)

			Total Unrealized Depreciation	$(156,206)

Contracts to Sell
Yen with Goldman Sachs International	07/08/22	(1,658,463,165)	$(12,226,680)	$164,849
Yen with UBS AG	07/08/22	(12,207,008,574)	(89,993,668)	962,862

			Total Unrealized Appreciation	$1,127,711

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

6
8

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$26,913	$3,570	$36,312	$7,166

Expenses
Management fee	93,181	72,446	153,001	138,999

Total expenses	93,181	72,446	153,001	138,999

Net investment income (loss)	(66,268)	(68,876)	(116,689)	(131,833)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	7,917,170	1,598,086	8,997,343	2,857,659
Short-term U.S. government and agency obligations	—	—	102,971	—

Net realized gain (loss)	7,917,170	1,598,086	9,100,314	2,857,659

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,364,477)	(1,644,087)	101,925	1,256,801
Short-term U.S. government and agency obligations	(3,452)	(1,390)	(31,390)	(536)

Change in net unrealized appreciation (depreciation)	(1,367,929)	(1,645,477)	70,535	1,256,265

Net realized and unrealized gain (loss)	6,549,241	(47,391)	9,170,849	4,113,924

Net income (loss)	$6,482,973	$(116,267)	$9,054,160	$3,982,091

See accompanying notes to financial statements.

6
9

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$27,726,701	$34,921,840	$24,840,784	$23,691,070

Addition of 650,000, –, 850,000 and 200,000 shares, respectively (Note 1)	34,515,397	—	44,120,719	7,132,412
Redemption of 450,000, 200,000, 650,000 and 200,000 shares, respectively (Note 1)	(23,156,189)	(7,573,825)	(32,446,781)	(7,573,825)

Net addition (redemption) of 200,000, (200,000), 200,000 and – shares, respectively (Note 1)	11,359,208	(7,573,825)	11,673,938	(441,413)

Net investment income (loss)	(66,268)	(68,876)	(116,689)	(131,833)
Net realized gain (loss)	7,917,170	1,598,086	9,100,314	2,857,659
Change in net unrealized appreciation (depreciation)	(1,367,929)	(1,645,477)	70,535	1,256,265

Net income (loss)	6,482,973	(116,267)	9,054,160	3,982,091

Shareholders’ equity, end of period	$45,568,882	$27,231,748	$45,568,882	$27,231,748

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$9,054,160	$3,982,091
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,984,733)	(33,495,479)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	28,102,971	21,500,000
Net amortization and accretion on short-term U.S. government and agency obligations	(20,093)	(3,456)
Net realized (gain) loss on investments	(102,971)	—
Change in unrealized (appreciation) depreciation on investments	(70,535)	(1,256,265)
Decrease (Increase) in interest receivable	(12,261)	184
Increase (Decrease) in payable to Sponsor	11,416	1,932

Net cash provided by (used in) operating activities	18,977,954	(9,270,993)

Cash flow from financing activities
Proceeds from addition of shares	44,120,719	7,132,412
Payment on shares redeemed	(32,446,781)	(7,573,825)

Net cash provided by (used in) financing activities	11,673,938	(441,413)

Net increase (decrease) in cash	30,651,892	(9,712,406)
Cash, beginning of period	3,003,251	24,274,564

Cash, end of period	$33,655,143	$14,562,158

See accompanying notes to financial statements.

7
1

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $31,975,556 and $85,937,303, respectively)	$31,775,002	$85,922,969
Cash	48,979,153	8,130,069
Segregated cash balances with brokers for futures contracts	14,189,600	18,941,750
Receivable on open futures contracts	815,775	63,397
Interest receivable	22,932	1,097

Total assets	95,782,462	113,059,282

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,495
Brokerage commissions and futures account fees payable	—	7,124
Payable to Sponsor	61,191	81,983

Total liabilities	61,191	183,602

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	95,721,271	112,875,680

Total liabilities and shareholders’ equity	$95,782,462	$113,059,282

Shares outstanding	2,712,403	3,687,403

Net asset value per share	$35.29	$30.61

Market value per share (Note 2)	$35.38	$30.57

See accompanying notes to financial statements.

7
2

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$32,000,000	$31,775,002

Total short-term U.S. government and agency obligations (cost $31,975,556)		$31,775,002

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2022	569	$16,944,251	$1,648,250
VIX Futures - Cboe, expires November 2022	1,089	32,144,884	1,059,336
VIX Futures - Cboe, expires December 2022	1,090	31,400,611	444,206
VIX Futures - Cboe, expires January 2023	521	15,420,610	(71,125)

			$3,080,667

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

7
3

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$52,826	$8,349	$76,749	$18,573

Expenses
Management fee	210,584	187,266	426,247	365,346
Brokerage commissions	15,500	16,096	40,369	27,408
Futures account fees	10,906	32,131	46,394	57,763

Total expenses	236,990	235,493	513,010	450,517

Net investment income (loss)	(184,164)	(227,144)	(436,261)	(431,944)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,862,052	(14,405,542)	12,653,885	(10,866,226)
Short-term U.S. government and agency obligations	—	—	(336)	—

Net realized gain (loss)	7,862,052	(14,405,542)	12,653,549	(10,866,226)

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,040,230	3,575,301	3,705,055	(4,701,371)
Short-term U.S. government and agency obligations	(47,560)	(3,271)	(186,220)	(2,121)

Change in net unrealized appreciation (depreciation)	3,992,670	3,572,030	3,518,835	(4,703,492)

Net realized and unrealized gain (loss)	11,854,722	(10,833,512)	16,172,384	(15,569,718)

Net income (loss)	$11,670,558	$(11,060,656)	$15,736,123	$(16,001,662)

See accompanying notes to financial statements.

7
4

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$97,869,914	$75,122,747	$112,875,680	$72,075,095

Addition of 300,000, 1,025,000, 1,000,000 and 1,425,000 shares, respectively	10,043,451	33,730,245	32,179,053	49,610,239
Redemption of 700,000, 150,000, 1,975,000 and 350,000 shares, respectively	(23,862,652)	(5,129,602)	(65,069,585)	(13,020,938)

Net addition (redemption) of (400,000), 875,000, (975,000) and 1,075,000 shares, respectively	(13,819,201)	28,600,643	(32,890,532)	36,589,301

Net investment income (loss)	(184,164)	(227,144)	(436,261)	(431,944)
Net realized gain (loss)	7,862,052	(14,405,542)	12,653,549	(10,866,226)
Change in net unrealized appreciation (depreciation)	3,992,670	3,572,030	3,518,835	(4,703,492)

Net income (loss)	11,670,558	(11,060,656)	15,736,123	(16,001,662)

Shareholders’ equity, end of period	$95,721,271	$92,662,734	$95,721,271	$92,662,734

See accompanying notes to financial statements.

7
5

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$15,736,123	$(16,001,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(51,992,010)	(72,990,517)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	105,998,548	93,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(45,127)	(8,188)
Net realized (gain) loss on investments	336	—
Change in unrealized (appreciation) depreciation on investments	186,220	2,121
Decrease (Increase) in receivable on open futures contracts	(752,378)	136,487
Decrease (Increase) in interest receivable	(21,835)	(1,364)
Increase (Decrease) in payable to Sponsor	(20,792)	7,645
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,124)	2,100
Increase (Decrease) in payable on open futures contracts	(94,495)	102,601

Net cash provided by (used in) operating activities	68,987,466	4,249,223

Cash flow from financing activities
Proceeds from addition of shares	32,179,053	48,084,371
Payment on shares redeemed	(65,069,585)	(13,936,725)

Net cash provided by (used in) financing activities	(32,890,532)	34,147,646

Net increase (decrease) in cash	36,096,934	38,396,869
Cash, beginning of period	27,071,819	27,802,834

Cash, end of period	$63,168,753	$66,199,703

See accompanying notes to financial statements.

7
6

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $169,905,842 and $150,887,871, respectively)	$169,526,219	$150,861,898
Cash	36,024,677	11,013,736
Segregated cash balances with brokers for futures contracts	97,881,220	104,947,080
Receivable from capital shares sold	—	3,026,614
Receivable on open futures contracts	38,448,080	2,115,232
Interest receivable	72,133	1,774

Total assets	341,952,329	271,966,334

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	2,037,391
Brokerage commissions and futures account fees payable	18,674	38,926
Payable to Sponsor	219,339	186,853

Total liabilities	238,013	2,263,170

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	341,714,316	269,703,164

Total liabilities and shareholders’ equity	$341,952,329	$271,966,334

Shares outstanding (Note 1)	18,757,826	17,832,826

Net asset value per share (Note 1)	$18.22	$15.12

Market value per share (Note 1) (Note 2)	$18.25	$15.17

See accompanying notes to financial statements.

7
7

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.967% due 07/14/22	$25,000,000	$24,989,618
0.894% due 07/21/22	62,000,000	61,962,973
0.674% due 07/28/22	25,000,000	24,981,438
0.223% due 11/03/22	58,000,000	57,592,190

Total short-term U.S. government and agency obligations (cost $169,905,842)		$169,526,219

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2022	6,185	$176,657,825	$5,185,782
VIX Futures - Cboe, expires August 2022	5,672	165,494,213	(1,810,355)

			$3,375,427

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

7
8

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$207,903	$40,988	$278,612	$79,448

Expenses
Management fee	773,717	669,363	1,479,408	1,494,823
Brokerage commissions	171,182	94,839	287,656	267,497
Futures account fees	115,783	174,368	316,440	439,514

Total expenses	1,060,682	938,570	2,083,504	2,201,834

Net investment income (loss)	(852,779)	(897,582)	(1,804,892)	(2,122,386)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,659,182	(175,846,641)	77,393,309	(252,481,234)
Short-term U.S. government and agency obligations	(397)	—	(300)	—

Net realized gain (loss)	23,658,785	(175,846,641)	77,393,009	(252,481,234)

Change in net unrealized appreciation (depreciation) on
Futures contracts	46,680,364	39,005,837	33,506,046	(14,433,077)
Short-term U.S. government and agency obligations	(79,587)	(13,490)	(353,650)	(5,430)

Change in net unrealized appreciation (depreciation)	46,600,777	38,992,347	33,152,396	(14,438,507)

Net realized and unrealized gain (loss)	70,259,562	(136,854,294)	110,545,405	(266,919,741)

Net income (loss)	$69,406,783	$(137,751,876)	$108,740,513	$(269,042,127)

See accompanying notes to financial statements.

7
9

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$404,950,400	$349,578,758	$269,703,164	$293,390,549
Addition of 8,175,000, 3,925,000, 18,125,000 and 10,256,250 shares, respectively (Note 1)	141,195,554	124,484,014	302,368,469	451,376,724
Redemption of 13,800,000, 1,992,503, 17,200,000 and 4,280,003 shares, respectively (Note 1)	(273,838,421)	(63,958,221)	(339,097,830)	(203,372,471)

Net addition (redemption) of (5,625,000), 1,932,497, 925,000 and 5,976,247 shares, respectively (Note 1)	(132,642,867)	60,525,793	(36,729,361)	248,004,253

Net investment income (loss)	(852,779)	(897,582)	(1,804,892)	(2,122,386)
Net realized gain (loss)	23,658,785	(175,846,641)	77,393,009	(252,481,234)
Change in net unrealized appreciation (depreciation)	46,600,777	38,992,347	33,152,396	(14,438,507)

Net income (loss)	69,406,783	(137,751,876)	108,740,513	(269,042,127)

Shareholders’ equity, end of period	$341,714,316	$272,352,675	$341,714,316	$272,352,675

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$108,740,513	$(269,042,127)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(772,834,858)	(330,954,205)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	753,998,870	308,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(182,283)	(43,465)
Net realized (gain) loss on investments	300	—
Change in unrealized (appreciation) depreciation on investments	353,650	5,430
Decrease (Increase) in receivable on open futures contracts	(36,332,848)	317,767
Decrease (Increase) in interest receivable	(70,359)	1,122
Increase (Decrease) in payable to Sponsor	32,486	(12,148)
Increase (Decrease) in brokerage commissions and futures account fees payable	(20,252)	(15,157)
Increase (Decrease) in payable on open futures contracts	(2,037,391)	2,355,834

Net cash provided by (used in) operating activities	51,647,828	(289,386,949)

Cash flow from financing activities
Proceeds from addition of shares	305,395,083	451,376,724
Payment on shares redeemed	(339,097,830)	(203,372,471)

Net cash provided by (used in) financing activities	(33,702,747)	248,004,253

Net increase (decrease) in cash	17,945,081	(41,382,696)
Cash, beginning of period	115,960,816	206,562,147

Cash, end of period	$133,905,897	$165,179,451

See accompanying notes to financial statements.

8
1

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,087,271,449 and $2,505,722,885, respectively)	$2,082,952,015	$2,505,429,337
Cash	952,775,804	394,413,910
Segregated cash balances with brokers for futures contracts	1,005,152,221	1,010,799,328
Segregated cash balances with brokers for foreign currency forward contracts	—	916,000
Segregated cash balances with brokers for swap agreements	318,701,000	2,572,000
Unrealized appreciation on swap agreements	2,594,022	113,159,180
Unrealized appreciation on foreign currency forward contracts	4,529,655	1,457,257
Receivable from capital shares sold	26,374,095	23,475,355
Receivable on open futures contracts	524,152,606	205,819,074
Interest receivable	895,067	22,943

Total assets	4,918,126,485	4,258,064,384

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	53,985,665	25,594,902
Payable on open futures contracts	76,965,857	51,142,167
Brokerage commissions and futures account fees payable	145,235	476,241
Payable to Sponsor	3,736,397	3,178,585
Unrealized depreciation on swap agreements	219,150,943	3,391,968
Unrealized depreciation on foreign currency forward contracts	772,612	806,178

Total liabilities	354,756,709	84,590,041

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,563,369,776	4,173,474,343

Total liabilities and shareholders’ equity	$4,918,126,485	$4,258,064,384

Shares outstanding (Note 1)	178,619,037	151,164,114

See accompanying notes to financial statements.

8
2

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS*
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest	$3,593,473	$536,552	$4,620,355	$1,086,294
Expenses
Management fee	11,608,051	10,325,523	22,225,008	22,494,533
Brokerage commissions	1,894,153	1,992,098	3,802,918	4,895,898
Futures account fees	1,030,206	1,696,496	2,835,129	4,549,900

Total expenses	14,532,410	14,014,117	28,863,055	31,940,331

Net investment income (loss)	(10,938,937)	(13,477,565)	(24,242,700)	(30,854,037)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	101,692,223	(653,015,480)	510,140,998	(1,187,149,284)
Swap agreements	(48,816,783)	155,633,013	656,366,206	211,397,494
Options	—	—	—	—
Foreign currency forward contracts	9,774,456	757,734	12,836,962	1,921,025
Short-term U.S. government and agency obligations	(420,375)	2,137	(192,800)	21,898

Net realized gain (loss)	62,229,521	(496,622,596)	1,179,151,366	(973,808,867)

Change in net unrealized appreciation (depreciation) on
Futures contracts	10,131,053	328,994,435	62,770,119	71,883,297
Swap agreements	(57,491,778)	8,316,702	(326,324,133)	(131,251,444)
Foreign currency forward contracts	1,568,995	(2,047,874)	3,105,964	4,677,182
Short-term U.S. government and agency obligations	(768,379)	(233,144)	(4,025,886)	(126,859)

Change in net unrealized appreciation (depreciation)	(46,560,109)	335,030,119	(264,473,936)	(54,817,824)

Net realized and unrealized gain (loss)	15,669,412	(161,592,477)	914,677,430	(1,028,626,691)

Net income (loss)	$4,730,475	$(175,070,042)	$890,434,730	$(1,059,480,728)

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
3

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY*
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$5,338,066,570	$4,534,203,653	$4,173,474,343	$4,474,251,414

Addition of 111,695,000, 25,865,000, 244,305,000 and 74,621,250 shares, respectively (Note 1)	2,545,986,476	913,598,315	5,628,786,761	3,948,096,111
Redemption of 134,203,304, 33,480,323, 245,538,426 and 87,095,323 shares, respectively (Note 1)	(3,325,413,745)	(867,885,062)	(6,129,326,058)	(2,958,019,933)

Net addition (redemption) of (22,508,304), (7,615,323), (1,233,426) and (12,474,073) shares, respectively (Note 1)	(779,427,269)	45,713,253	(500,539,297)	990,076,178

Net investment income (loss)	(10,938,937)	(13,477,565)	(24,242,700)	(30,854,037)
Net realized gain (loss)	62,229,521	(496,622,596)	1,179,151,366	(973,808,867)
Change in net unrealized appreciation (depreciation)	(46,560,109)	335,030,119	(264,473,936)	(54,817,824)

Net income (loss)	4,730,475	(175,070,042)	890,434,730	(1,059,480,728)

Shareholders’ equity, end of period	$4,563,369,776	$4,404,846,864	$4,563,369,776	$4,404,846,864

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
4

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS*
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$890,434,730	$(1,059,480,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,579,158,324)	(5,451,274,846)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	12,000,836,596	4,024,989,152
Net amortization and accretion on short-term U.S. government and agency obligations	(3,419,714)	(563,137)
Net realized (gain) loss on investments	192,879	(21,898)
Change in unrealized (appreciation) depreciation on investments	327,244,055	126,701,121
Decrease (Increase) in receivable on futures contracts	(318,333,532)	964,203
Decrease (Increase) in interest receivable	(872,124)	(19,482)
Increase (Decrease) in payable to Sponsor	557,811	(104,518)
Increase (Decrease) in brokerage commissions and futures account fees payable	(331,006)	(154,311)
Increase (Decrease) in payable on futures contracts	25,823,690	(9,525,111)
Increase (Decrease) in securities purchased payable	—	167,040,817

Net cash provided by (used in) operating activities	1,342,975,061	(2,201,448,738)

Cash flow from financing activities
Proceeds from addition of shares	5,625,888,021	3,970,199,298
Payment on shares redeemed	(6,100,935,295)	(2,975,566,551)

Net cash provided by (used in) financing activities	(475,047,274)	994,632,747

Net increase (decrease) in cash	867,927,787	(1,206,815,991)
Cash, beginning of period	1,408,701,238	3,256,463,457

Cash, end of period	$2,276,629,025	$2,049,647,466

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
5

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
NOTE 1—ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
On March 11, 2022, ProShares Capital Management LLC announced that it planned to close and liquidate ProShares UltraShort Australian Dollar ETF (ticker symbol: CROC) and ProShares Short Euro ETF (ticker symbol: EUFX), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on May 2, 2022. Trading in each liquidated fund was suspended prior to market open on May 3, 2022. Proceeds of the liquidation were sent to shareholders on May 12, 2022 (the “Distribution Date”). From May 3, 2022 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on May 12, 2022.
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

8
6

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the six months June 30, 2022, and during the year ended December 31, 2021. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

	Execution Date		Date Trading
	(Prior to Opening		Resumed at Post-
Fund	of Trading)	Type of Split	Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 25, 2021	1-for-10 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Crude Oil	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Silver	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares VIX Short-Term Futures ETF	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022
ProShares UltraShort Yen	May 25, 2022	2-for-1 forward Share split	May 26, 2022
ProShares Ultra Bloomberg Crude Oil	May 25, 2022	4-for-1 forward Share split	May 26, 2022
ProShares UltraShort Bloomberg Natural Gas	May 25, 2022	1-for-4 reverse Share split	May 26, 2022
ProShares UltraShort Bloomberg Crude Oil	May 25, 2022	1-for-5 reverse Share split	May 26, 2022
The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of the Funds, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.
The forward splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for each of the Funds, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the forward splits did not change the aggregate net asset value of a shareholder’s investment at the time of the forward split.
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

8
7

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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2022 and 2021, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2022 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 30, 2022

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 30, 2022

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2022

Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	June 30, 2022

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2022

8
8

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2022.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2022.
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

8
9

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
The following table summarizes the valuation of investments at June 30, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$151,418,355	$1,517,614	$—	$—	$152,935,969
ProShares Ultra Bloomberg Crude Oil	526,423,284	58,454,799	—	(152,287,155)	432,590,928
ProShares Ultra Bloomberg Natural Gas	105,739,904	(194,426,957)	—	—	(88,687,053)
ProShares Ultra Euro	4,690,703	—	(332,395)	—	4,358,308
ProShares Ultra Gold	208,696,447	(3,932,509)	—	(6,451,858)	198,312,080
ProShares Ultra Silver	290,458,173	(4,317,941)	—	(60,411,930)	225,728,302
ProShares Ultra VIX Short-Term Futures ETF	243,251,317	35,444,518	—	—	278,695,835
ProShares Ultra Yen	992,969	—	(77,150)	—	915,819
ProShares UltraShort Bloomberg Crude Oil	232,635,606	28,516,831	—	—	261,152,437
ProShares UltraShort Bloomberg Natural Gas	59,578,128	154,070,341	—	—	213,648,469
ProShares UltraShort Euro	19,885,112	—	3,195,083	—	23,080,195
ProShares UltraShort Gold	13,940,167	811,562	—	720,984	15,472,713
ProShares UltraShort Silver	12,979,368	2,516,890	—	1,873,038	17,369,296
ProShares UltraShort Yen	10,961,261	—	971,505	—	11,932,766
ProShares VIX Mid-Term Futures ETF	31,775,002	3,080,667	—	—	34,855,669
ProShares VIX Short-Term Futures ETF	169,526,219	3,375,427	—	—	172,901,646

Combined Trust:	$2,082,952,015	$85,111,242	$3,757,043	$(216,556,921)	$1,955,263,379

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

9
0

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

There were no transf
e
rs into or out of Level 3 for the fiscal year end.
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

9
1

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
From the beginning of the reporting period until the close of business on May 2, 2022, the volume of the derivative exposure for each liquidated fund relative to its net assets was generally representative to its investment objective.
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

9
2

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

9
3

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

9
4

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2022 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

9
5

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of June 30, 2022
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$1,517,614	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		41,121,658	*		5,677,140	*
	ProShares VIX Mid-Term Futures ETF		3,151,792	*		71,125	*
	ProShares VIX Short-Term Futures ETF		5,185,782	*		1,810,355	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		76,385,739	*		170,218,095	*
	ProShares Ultra Bloomberg Natural Gas		—			194,426,957	*
	ProShares Ultra Gold		—			10,384,367	*
	ProShares Ultra Silver		—			64,729,871	*
	ProShares UltraShort
	Bloomberg Crude Oil		28,869,220	*		352,389	*
	ProShares UltraShort Bloomberg Natural Gas		154,070,341	*		—
	ProShares UltraShort Gold		1,532,546	*		—
	ProShares UltraShort Silver		4,389,928	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		17,639			350,034
	ProShares Ultra Yen		2,012			79,162
	ProShares UltraShort Euro		3,382,293			187,210
	ProShares UltraShort Yen		1,127,711			156,206

		Combined Trust:	$320,754,275	*		$448,442,911	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

9
6

Fair Value of Derivative Instruments as of December 31, 2021
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivables on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,275,278	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			126,834,194	*
	ProShares VIX Mid-Term Futures ETF		642,035	*		1,266,423	*
	ProShares VIX Short-Term Futures ETF		—			30,130,619	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		211,383,818	*		—
	ProShares Ultra Bloomberg Natural Gas		—			8,206,161	*
	ProShares Ultra Gold		9,294,082	*		—
	ProShares Ultra Silver		43,098,244	*		—
	ProShares UltraShort Bloomberg Crude Oil		549,283	*		8,958,745	*
	ProShares UltraShort Bloomberg Natural Gas		13,436,251	*		—
	ProShares UltraShort Gold		158,079	*		993,117	*
	ProShares UltraShort Silver		652,493			*1,921,414	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			5,400	*
	ProShares Ultra Euro		84,150			1,498
	ProShares Ultra Yen		821			93,933
	ProShares UltraShort Australian Dollar		—			65,155	*
	ProShares UltraShort Euro		135,118			343,159
	ProShares UltraShort Yen		1,237,168			367,588

		Combined Trust:	$311,946,820	*		$179,187,406	*

9
7

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(13,029,194)	$(34,466,848)
		ProShares Ultra VIX Short-Term Futures ETF	91,039,435	196,657,178
		ProShares VIX Mid-Term Futures ETF	7,862,052	4,040,230
		ProShares VIX Short-Term Futures ETF	23,659,182	46,680,364
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	363,296,092	(211,138,245)
		ProShares Ultra Bloomberg Natural Gas	164,990,694	(271,251,560)
		ProShares Ultra Gold	(57,901,083)	4,971,202
		ProShares Ultra Silver	(156,194,175)	(50,071,519)
		ProShares UltraShort Bloomberg Crude Oil	(102,594,000)	34,810,301
		ProShares UltraShort Bloomberg Natural Gas	(282,646,685)	228,166,248
		ProShares UltraShort Gold	4,557,870	298,236
		ProShares UltraShort Silver	9,411,232	3,849,687
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	(446,365)	(282,077)
		ProShares Ultra Yen	(761,478)	154,501
		ProShares UltraShort Euro	3,065,129	3,061,048
		ProShares UltraShort Yen	7,917,170	(1,364,477)

		Combined Trust	$62,225,876	$(45,885,731)

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

9
8

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(54,129,808)	$(29,757,664)
		ProShares Ultra VIX Short-Term Futures ETF	372,034,119	162,278,712
		ProShares VIX Mid-Term Futures ETF	12,653,885	3,705,055
		ProShares VIX Short-Term Futures ETF	77,393,309	33,506,046
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	1,162,719,162	(305,216,174)
		ProShares Ultra Bloomberg Natural Gas	241,211,382	(186,220,796)
		ProShares Ultra Gold	(82,487)	(19,678,449)
		ProShares Ultra Silver	(39,557,148)	(107,828,115)
		ProShares UltraShort Bloomberg Crude Oil	(209,076,101)	36,926,293
		ProShares UltraShort Bloomberg Natural Gas	(397,312,383)	140,634,090
		ProShares UltraShort Gold	(1,750,803)	2,367,584
		ProShares UltraShort Silver	2,037,486	5,658,849
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	(887,395)	(415,047)
		ProShares Ultra Yen	(880,249)	15,962
		ProShares UltraShort Euro	5,607,263	3,403,124
		ProShares UltraShort Yen	8,997,343	101,925

		Combined Trust:	$1,178,977,575	$(260,518,605)

9
9

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$109,337,017	$(13,290,409)
		ProShares Ultra VIX Short-Term Futures ETF	(854,529,061)	244,143,655
		ProShares VIX Mid-Term Futures ETF	(14,405,542)	3,575,301
		ProShares VIX Short-Term Futures ETF	(175,846,641)	39,005,837
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	320,505,659	157,999,797
		ProShares Ultra Bloomberg Natural Gas	4,901,288	28,350,804
		ProShares Ultra Gold	45,506,367	(33,461,145)
		ProShares Ultra Silver	116,370,479	(48,336,770)
		ProShares UltraShort Bloomberg Crude Oil	(26,010,421)	(9,944,438)
		ProShares UltraShort Bloomberg Natural Gas	(10,305,304)	(33,691,003)
		ProShares UltraShort Gold	(6,984,547)	3,807,080
		ProShares UltraShort Silver	(5,876,456)	(923,486)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(38,172)	17,623
		ProShares Ultra Euro	95,412	(13,092)
		ProShares Ultra Yen	(140,007)	118,748
		ProShares UltraShort Australian Dollar	(7,133)	58,291
		ProShares UltraShort Euro	(795,757)	(509,443)
		ProShares UltraShort Yen	1,598,086	(1,644,087)

		Combined Trust	$(496,624,733)	$335,263,263

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$133,546,434	$28,831,483
		ProShares Ultra VIX Short-Term Futures ETF	(1,559,047,085)	(40,235,121)
		ProShares VIX Mid-Term Futures ETF	(10,866,226)	(4,701,371)
		ProShares VIX Short-Term Futures ETF	(252,481,234)	(14,433,077)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	654,856,887	192,993,880
		ProShares Ultra Bloomberg Natural Gas	46,483,673	10,550,021
		ProShares Ultra Gold	(5,741,765)	(34,695,444)
		ProShares Ultra Silver	121,281,030	(186,102,472)
		ProShares UltraShort Bloomberg Crude Oil	(75,188,186)	(4,307,804)
		ProShares UltraShort Bloomberg Natural Gas	(16,664,698)	(17,797,456)
		ProShares UltraShort Gold	(2,981,357)	3,626,416
		ProShares UltraShort Silver	(8,808,807)	6,542,278
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	31,221	96,177
		ProShares Ultra Euro	68,070	(324,232)
		ProShares Ultra Yen	(279,474)	(137,341)
		ProShares UltraShort Australian Dollar	(171,677)	264,343
		ProShares UltraShort Euro	(725,230)	3,881,954
		ProShares UltraShort Yen	2,857,659	1,256,801

		Combined Trust:	$(973,830,765)	$(54,690,965)

10
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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2022.

Fair Values of Derivative Instruments as of June 30, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg
Crude Oil
Swap agreements	$—	$—	$—	$152,287,155	$—	$152,287,155
ProShares Ultra Euro
Foreign currency forward contracts	17,639	—	17,639	350,034	—	350,034
ProShares Ultra Gold
Swap agreements	—	—	—	6,451,858	—	6,451,858
ProShares Ultra Silver
Swap agreements	—	—	—	60,411,930	—	60,411,930
ProShares Ultra Yen
Foreign currency forward contracts	2,012	—	2,012	79,162	—	79,162
ProShares UltraShort Euro
Foreign currency forward contracts	3,382,293	—	3,382,293	187,210	—	187,210
ProShares UltraShort Gold
Swap agreements	720,984	—	720,984	—	—	—
ProShares UltraShort Silver
Swap agreements	1,873,038	—	1,873,038	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	1,127,711	—	1,127,711	156,206	—	156,206
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

10
2

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(21,668,621)	$—	$21,668,621	$—
Goldman Sachs International	(42,218,820)	—	42,218,820	—
Morgan Stanley & Co. International PLC	(37,530,948)	—	37,530,948	—
Societe Generale	(20,435,337)	18,175,337	2,260,000	—
UBS AG	(30,433,429)	22,524,429	7,909,000	—
ProShares Ultra Euro
Goldman Sachs International	(123,538)	123,538	—	—
UBS AG	(208,857)	208,857	—	—
ProShares Ultra Gold
Citibank, N.A.	(2,221,389)	1,781,389	440,000	—
Goldman Sachs International	(1,919,639)	1,919,639	—	—
UBS AG	(2,310,830)	543,830	1,767,000	—
ProShares Ultra Silver
Citibank, N.A.	(14,941,465)	—	14,941,465	—
Goldman Sachs International	(18,119,916)	18,119,916	—	—
Morgan Stanley & Co. International PLC	(15,214,853)	—	15,214,853	—
UBS AG	(12,135,696)	9,307,696	2,828,000	—
ProShares Ultra Yen
Goldman Sachs International	(34,398)	34,398	—	—
UBS AG	(42,752)	42,752	—	—
ProShares UltraShort Euro
Goldman Sachs International	1,245,143	(1,245,143)	—	—
UBS AG	1,949,940	(1,892,423)	—	57,517
ProShares UltraShort Gold
Citibank, N.A.	295,777	—	—	295,777
Goldman Sachs International	193,824	—	—	193,824
UBS AG	231,383	—	—	231,383
ProShares UltraShort Silver
Citibank, N.A.	221,841	—	—	221,841
Goldman Sachs International	808,139	(510,736)	—	297,403
Morgan Stanley & Co. International PLC	638,732	—	(381,000)	257,732
UBS AG	204,326	—	—	204,326
ProShares UltraShort Yen
Goldman Sachs International	162,849	—	—	162,849
UBS AG	806,656	(806,656)	—	—
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2021:

10
3

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

10
4

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
The Sponsor stopped charging the Management Fee to the liquidated funds on May 2, 2022, the date it was determined that liquidation was imminent.
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

10
5

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

10
6

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
Transaction fees for the three and six months ended June 30, 2022 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
ProShares Short VIX Short-Term Futures ETF	$58,615	$118,759
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	956,110	2,182,872
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	10,258	29,225
ProShares VIX Short-Term Futures ETF	149,306	250,276

Combined Trust:	$1,174,289	$2,581,132

10
7

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected Data for a Share Outstanding Throughout the Three Months Ended June 30, 2022

For the Three Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2022	$54.55	$37.94	$56.06	$12.47	$66.99
Net investment income (loss)	(0.13)	(0.07)	(0.21)	(0.02)	(0.09)
Net realized and unrealized gain (loss)#	(6.28)	3.74	(16.32)	(1.37)	(10.44)
Change in net asset value from operations	(6.41)	3.67	(16.53)	(1.39)	(10.53)
Net asset value, at June 30, 2022	$48.14	$41.61	$39.53	$11.08	$56.46
Market value per share, at March 31, 2022 †	$54.56	$38.33	$56.31	$12.46	$66.14
Market value per share, at June 30, 2022 †	$48.21	$41.86	$42.10	$11.11	$56.50
Total Return, at net asset value^	(11.8)%	9 .7%	(29.5)%	(11.1)%	(15.7)%
Total Return, at market value^	(11.6)%	9 .2%	(25.2)%	(10.8)%	(14.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.21%	1.01%	1 .26%	0.95%	0 .98%
Net investment income gain (loss)	(1.00)%	(0.64)%	(1.01)%	(0.54)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at March 31, 2022	$39.06	$13.50	$42.02	$29.17	$64.71
Net investment income (loss)	(0.05)	(0.05)	(0.05)	(0.05)	(0.08)
Net realized and unrealized gain (loss)#	(14.23)	1.06	(8.46)	(6.08)	(21.98)
Change in net asset value from operations	(14.28)	1.01	(8.51)	(6.13)	(22.06)
Net asset value, at June 30, 2022	$24.78	$14.51	$33.51	$23.04	$42.65
Market value per share, at March 31, 2022 †	$38.53	$13.46	$42.09	$28.95	$64.56
Market value per share, at June 30, 2022 †	$24.47	$14.53	$33.49	$22.93	$40.02
Total Return, at net asset value^	(36.6)%	7 .5%	(20.3)%	(21.0)%	(34.1)%
Total Return, at market value^	(36.5)%	8 .0%	(20.4)%	(20.8)%	(38.0)%
Ratios to Average Net Assets**
Expense ratio^^	0.98%	1.53%	0.95%	1.14%	1.36%
Net investment income gain (loss)	(0.61)%	(1.36)%	(0.59)%	(0.85)%	(1.14)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2022	$27.30	$27.23	$21.45	$46.32	$31.45	$16.61
Net investment income (loss)	(0.05)	(0.05)	(0.05)	(0.09)	(0.06)	(0.04)
Net realized and unrealized gain (loss)#	3.13	4.37	10.34	10.83	3.90	1.65
Change in net asset value from operations	3.08	4.32	10.29	10.74	3.84	1.61
Net asset value, at June 30, 2022	$30.38	$31.55	$31.74	$57.06	$35.29	$18.22
Market value per share, at March 31, 2022 †	$27.31	$27.61	$21.78	$46.37	$31.50	$16.57
Market value per share, at June 30, 2022 †	$30.41	$31.59	$32.19	$57.13	$35.38	$18.25
Total Return, at net asset value^	11.3%	15.9%	48.0%	23.2%	12.2%	9 .6%
Total Return, at market value^	11.4%	14.4%	47.8%	23.2%	12.3%	10.1%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	0.99%	1.06%	0.95%	0.96%	1.16%
Net investment income gain (loss)	(0.70)%	(0.74)%	(0.78)%	(0.68)%	(0.74)%	(0.94)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

1
10

Selected data for a Share outstanding throughout the three months ended June 30, 2021

For the Three Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at March 31, 2021	$47.13	$13.14	$21.31	$14.45	$54.32
Net investment income (loss)	(0.17)	(0.04)	(0.08)	(0.03)	(0.14)
Net realized and unrealized gain (loss)#	8.65	6.46	14.10	0.25	3.10
Change in net asset value from operations	8.48	6.42	14.02	0.22	2.96
Net asset value, at June 30, 2021	$55.61	$19.56	$35.33	$14.67	$57.28
Market value per share, at March 31, 2021 †	$47.10	$13.21	$21.20	$14.47	$53.91
Market value per share, at June 30, 2021 †	$55.55	$19.56	$37.17	$14.66	$57.22
Total Return, at net asset value^	18.0%	48.9%	65.8%	1.6%	5.5%
Total Return, at market value^	17.9%	48.0%	75.3%	1.3%	6.1%
Ratios to Average Net Assets**
Expense ratio^^	1.37%	1.13%	1.42%	0.95%	0.99%
Net investment income gain (loss)	(1.35)%	(1.09)%	(1.35)%	(0.91)%	(0.95)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

1
11

For the Three Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas*
Net asset value, at March 31, 2021	$41.35	$56.32	$51.78	$143.99	$782.71
Net investment income (loss)	(0.12)	(0.17)	(0.12)	(0.31)	(2.47)
Net realized and unrealized gain (loss)#	4.74	(28.24)	(0.42)	(53.12)	(349.17)
Change in net asset value from operations	4.62	(28.41)	(0.54)	(53.43)	(351.64)
Net asset value, at June 30, 2021	$45.97	$27.91	$51.24	$90.56	$431.07
Market value per share, at March 31, 2021 †	$41.10	$56.50	$51.78	$143.00	$786.40
Market value per share, at June 30, 2021 †	$46.12	$27.98	$51.26	$90.55	$408.80
Total Return, at net asset value^	11.2%	(50.5)%	(1.1)%	(37.1)%	(44.9)%
Total Return, at market value^	12.2%	(50.5)%	(1.0)%	(36.7)%	(48.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.00%	1.73%	0.95%	1.19%	1.60%
Net investment income gain (loss)	(0.96)%	(1.65)%	(0.90)%	(1.10)%	(1.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
2

For the Three Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at March 31, 2021	$24.41	$37.60	$27.92	$38.86	$34.74	$37.29
Net investment income (loss)	(0.05)	(0.08)	(0.06)	(0.09)	(0.08)	(0.09)
Net realized and unrealized gain (loss)#	(0.55)	(2.85)	(4.49)	0.21	(4.15)	(13.11)
Change in net asset value from operations	(0.60)	(2.93)	(4.55)	0.12	(4.23)	(13.20)
Net asset value, at June 30, 2021	$23.81	$34.67	$23.37	$38.98	$30.51	$24.09
Market value per share, at March 31, 2021 †	$24.42	$37.89	$28.04	$38.88	$35.06	$37.40
Market value per share, at June 30, 2021 †	$23.82	$34.69	$23.28	$38.99	$30.54	$24.08
Total Return, at net asset value^	(2.5)%	(7.8)%	(16.3)%	0.3%	(12.2)%	(35.6)%
Total Return, at market value^	(2.5)%	(8.4)%	(17.0)%	0.3%	(12.9)%	(35.4)%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.01%	1.05%	0.95%	1.07%	1.19%
Net investment income gain (loss)	(0.90)%	(0.96)%	(1.02)%	(0.90)%	(1.03)%	(1.14)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

11
3

Selected Data for a Share Outstanding Throughout the six Months Ended June 30, 2022

For the Six Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2021	$61.56	$21.54	$25.55	$13.32	$59.69
Net investment income (loss)	(0.29)	(0.15)	(0.29)	(0.04)	(0.22)
Net realized and unrealized gain (loss)#	(13.13)	20.22	14.27	(2.20)	(3.01)
Change in net asset value from operations	(13.42)	20.07	13.98	(2.24)	(3.23)
Net asset value, at June 30, 2022	$48.14	$41.61	$39.53	$11.08	$56.46
Market value per share, at December 31, 2021 †	$61.55	$21.70	$26.09	$13.33	$59.81
Market value per share, at June 30, 2022 †	$48.21	$41.86	$42.10	$11.11	$56.50
Total Return, at net asset value^	(21.8)%	93.2%	54.7%	(16.8)%	(5.4)%
Total Return, at market value^	(21.7)%	92.9%	61.4%	(16.7)%	(5.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.28%	1.05%	1.29%	0.95%	0.99%
Net investment income gain (loss)	(1.12)%	(0.82)%	(1.10)%	(0.65)%	(0.71)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
4

For the Six Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2021	$34.84	$12.41	$47.29	$64.26	$247.40
Net investment income (loss)	(0.13)	(0.11)	(0.13)	(0.12)	(0.31)
Net realized and unrealized gain (loss)#	(9.93)	2.21	(13.65)	(41.10)	(204.44)
Change in net asset value from operations	(10.06)	2.10	(13.78)	(41.22)	(204.75)
Net asset value, at June 30, 2022	$24.78	$14.51	$33.51	$23.04	$42.65
Market value per share, at December 31, 2021 †	$34.74	$12.43	$47.29	$63.75	$242.20
Market value per share, at June 30, 2022 †	$24.47	$14.53	$33.49	$22.93	$40.02
Total Return, at net asset value^	(28.9)%	17.0%	(29.2)%	(64.2)%	(82.8)%
Total Return, at market value^	(29.6)%	16.9%	(29.2)%	(64.0)%	(83.5)%
Ratios to Average Net Assets**
Expense ratio^^	0.98%	1.65%	0.95%	1.18%	1.47%
Net investment income gain (loss)	(0.75)%	(1.53)%	(0.67)%	(0.95)%	(1.30)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

11
5

For the Six Months Ended June 30, 2022 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$41.50	$30.61	$15.12
Net investment income (loss)	(0.11)	(0.12)	(0.11)	(0.17)	(0.14)	(0.09)
Net realized and unrealized gain (loss)#	4.65	(0.04)	5.08	15.73	4.82	3.19
Change in net asset value from operations	4.54	(0.16)	4.97	15.56	4.68	3.10
Net asset value, at June 30, 2022	$30.38	$31.55	$31.74	$57.06	$35.29	$18.22
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$41.50	$30.57	$15.17
Market value per share, at June 30, 2022 †	$30.41	$31.59	$32.19	$57.13	$35.38	$18.25
Total Return, at net asset value^	17.5%	(0.5)%	18.6%	37.5%	15.3%	20.4%
Total Return, at market value^	17.6%	(0.2)%	19.9%	37.7%	15.7%	20.3%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.00%	1.07%	0.95%	1.02%	1.20%
Net investment income gain (loss)	(0.75)%	(0.81)%	(0.86)%	(0.72)%	(0.87)%	(1.04)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

11
6

Selected Data for a Share Outstanding Throughout the six Months Ended June 30, 2021

For the Six Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.42	$9.10	$21.00	$15.79	$67.57
Net investment income (loss)	(0.31)	(0.07)	(0.17)	(0.07)	(0.29)
Net realized and unrealized gain (loss)#	14.50	10.53	14.50	(1.05)	(10.00)
Change in net asset value from operations	14.19	10.46	14.33	(1.12)	(10.29)
Net asset value, at June 30, 2021	$55.61	$19.56	$35.33	$14.67	$57.28
Market value per share, at December 31, 2020 †	$41.44	$9.07	$21.07	$15.81	$68.20
Market value per share, at June 30, 2021 †	$55.55	$19.56	$37.17	$14.66	$57.22
Total Return, at net asset value^	34.3%	115.0%	68.3%	(7.1)%	(15.2)%
Total Return, at market value^	34.1%	115.7%	76.4%	(7.3)%	(16.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.36%	1.11%	1.53%	0.95%	1.01%
Net investment income gain (loss)	(1.33)%	(1.06)%	(1.47)%	(0.90)%	(0.96)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

11
7

For the Six Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$232.23	$951.82
Net investment income (loss)	(0.24)	(0.55)	(0.25)	(0.81)	(5.26)
Net realized and unrealized gain (loss)#	(4.50)	(78.22)	(8.34)	(140.86)	(515.49)
Change in net asset value from operations	(4.74)	(78.77)	(8.59)	(141.67)	(520.75)
Net asset value, at June 30, 2021	$45.97	$27.91	$51.24	$90.56	$431.07
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$232.80	$947.60
Market value per share, at June 30, 2021 †	$46.12	$27.98	$51.26	$90.55	$408.80
Total Return, at net asset value^	(9.4)%	(73.8)%	(14.4)%	(61.0)%	(54.7)%
Total Return, at market value^	(10.1)%	(73.7)%	(14.3)%	(61.1)%	(56.9)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	1.76%	0.95%	1.27%	1.60%
Net investment income gain (loss)	(0.99)%	(1.71)%	(0.90)%	(1.20)%	(1.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

11
8

For the Six Months Ended June 30, 2021 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$33.91	$36.73	$55.03
Net investment income (loss)	(0.10)	(0.17)	(0.13)	(0.16)	(0.18)	(0.23)
Net realized and unrealized gain (loss)#	1.38	3.41	(4.23)	5.22	(6.04)	(30.71)
Change in net asset value from operations	1.28	3.24	(4.36)	5.06	(6.22)	(30.94)
Net asset value, at June 30, 2021	$23.81	$34.67	$23.37	$38.98	$30.51	$24.09
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$33.91	$36.70	$54.96
Market value per share, at June 30, 2021 †	$23.82	$34.69	$23.28	$38.99	$30.54	$24.08
Total Return, at net asset value^	5.7%	10.3%	(15.7)%	15.0%	(16.9)%	(56.2)%
Total Return, at market value^	5.8%	11.4%	(15.0)%	14.9%	(16.8)%	(56.2)%
Ratios to Average Net Assets**
Expense ratio^^	0.95%	1.04%	1.10%	0.95%	1.05%	1.25%
Net investment income gain (loss)	(0.90)%	(0.99)%	(1.07)%	(0.90)%	(1.00)%	(1.21)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

11
9

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

1
20

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

1
21

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

12
2

“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2021 may specify a January 2022 expiration. As that contract nears expiration, it may be replaced by selling the January 2022 contract and purchasing the contract expiring in March 2022. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2020 contract would take place at a price that is higher than the price at which the March 2020 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.
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

12
3

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
Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks
The onset of the novel coronavirus (COVID-19) has caused significant shocks to global financial markets and economies, with many governments taking extreme actions in an attempt to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased. Financial markets across the globe are experiencing severe distress at least equal to what was experienced during the global financial crisis in 2008. U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets in March 2020. Contemporaneous with the onset of the COVID-19 pandemic in the U.S., crude oil markets experienced shocks to the supply of and demand for crude oil. This led to an oversupply of crude oil, which impacted the price of crude oil and futures contracts on crude oil and caused historic volatility in the market for crude oil and crude oil futures contracts. In April 20210, the market for crude oil futures contracts experienced a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. The futures contracts held by the Funds may experience a period of extraordinary contango in the future. The effects of rolling futures contracts under extraordinary contango market conditions generally are more exaggerated than rolling futures contracts under contango market conditions and can result in significant losses. These and other global economic shocks as a result of the COVID-19 pandemic may cause the underlying assumptions and expectations concerning the investments, operations and performance of the Funds and secondary market trading of Fund Shares to become inaccurate or outdated quickly, resulting in significant and unexpected losses.
NOTE 8 – SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

12
4

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
Introduction
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.
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
On March 11, 2022, ProShares Capital Management LLC announced that it planned to close and liquidate ProShares UltraShort Australian Dollar ETF (ticker symbol: CROC) and ProShares Short Euro ETF (ticker symbol: EUFX), together, the “liquidated funds”. The last day the liquidated funds accepted creation orders was on May 2, 2022. Trading in each liquidated fund was suspended prior to market open on May 3, 2022. Proceeds of the liquidation were sent to shareholders on May 12, 2022 (the “Distribution Date”). From May 3, 2022 through the Distribution Date, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on the Distribution Date automatically had their shares redeemed for cash at the current net asset value on May 12, 2022.

On May 11, 2022, the Trust issued a press release announcing a forward share split on ProShares UltraShort Yen and ProShares Ultra Bloomberg Crude Oil and a reverse share split on ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Bloomberg Crude Oil. The Splits did not change the value of a shareholder’s investment.
Forward Split
ProShares UltraShort Yen executed a 2:1 Forward Split of its shares. ProShares Ultra Bloomberg Crude Oil executed a 4:1 Forward Split of its shares. The Forward Split was effective at the market open on May 26, 2022, when the Funds began trading at their post-Forward Split prices. The ticker symbol for the Funds did not change. The Forward Split decreased the price per share of the Funds with a proportionate increase in the number of shares outstanding.
Reverse Split
ProShares UltraShort Bloomberg Natural Gas executed a 1:4 Reverse Split of its shares. ProShares UltraShort Bloomberg Crude Oil executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on May 26, 2022, when the Funds began trading at their post-Reverse Split prices. The ticker symbol for the Funds did not change, but the Funds issued new CUSIP numbers (74347Y813 for KOLD and 74347Y797 for SCO). The Reverse Split increased the price per share of the Funds with a proportionate decrease in the number of shares outstanding.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2022 and 2021, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2022	Interest Income Three Months Ended June 30, 2021	Interest Income Six Months Ended June 30, 2022	Interest Income Six Months Ended June 30, 2021
ProShares Short VIX Short-Term Futures ETF	225,134	33,687	319,477	67,577
ProShares Ultra Bloomberg Crude Oil	1,264,011	111,333	1,572,891	279,408
ProShares Ultra Bloomberg Natural Gas	146,470	11,544	186,051	25,359
ProShares Ultra Euro	6,522	438	11,109	1,022
ProShares Ultra Gold	319,154	20,094	414,267	55,921
ProShares Ultra Silver	421,514	65,529	561,963	163,658
ProShares Ultra VIX Short-Term Futures ETF	430,670	202,556	525,931	316,525
ProShares Ultra Yen	3,064	307	3,937	663

ProShares UltraShort Bloomberg Crude Oil	289,299	18,343	343,206	29,178
ProShares UltraShort Bloomberg Natural Gas	122,188	7,750	178,013	15,633
ProShares UltraShort Euro	39,011	5,640	54,416	12,806
ProShares UltraShort Gold	19,975	3,176	29,660	6,138
ProShares UltraShort Silver	18,743	2,678	27,663	5,795
ProShares UltraShort Yen	26,913	3,570	36,312	7,166
ProShares VIX Mid-Term Futures ETF	52,826	8,349	76,749	18,573
ProShares VIX Short-Term Futures ETF	207,903	40,988	278,612	79,448
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
Off-Balance Sheet Arrangements and Contractual Obligations
As of August 9, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2022.
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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$495,588,849	$527,130,851
NAV end of period	$403,644,956	$588,615,946
Percentage change in NAV	(18.6)%	11.7%
Shares outstanding beginning of period	9,084,307	11,184,307
Shares outstanding end of period	8,384,307	10,584,307
Percentage change in shares outstanding	(7.7)%	(5.4)%
Shares created	1,600,000	450,000
Shares redeemed	2,300,000	1,050,000
Per share NAV beginning of period	$54.55	$47.13
Per share NAV end of period	$48.14	$55.61
Percentage change in per share NAV	(11.8)%	18.0%
Percentage change in benchmark	10.3%	(35.2)%
Benchmark annualized volatility	90.4%	70.4%
During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,084,307 outstanding Shares at March 31, 2022 to 8,384,307 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 11,184,307 outstanding Shares at March 31, 2021 to 10,584,307 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.8% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 18.0% for the three months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 10.3% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 35.2% for the three months ended June 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(1,094,000)	$(1,865,757)
Management fee	1,034,361	1,317,153
Brokerage commission	177,552	253,949
Futures account fees	107,221	328,342
Net realized gain (loss)	(13,105,212)	109,337,017
Change in net unrealized appreciation (depreciation)	(34,507,780)	(13,308,130)
Net Income (loss)	$(48,706,992)	$94,163,130
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the value of futures prices during the three months ended June 30, 2022.
ProShares Ultra Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$1,336,980,685	$1,088,579,093
NAV end of period	$1,060,867,238	$1,303,530,902
Percentage change in NAV	(20.7)%	19.7%
Shares outstanding beginning of period	35,243,096	82,843,096
Shares outstanding end of period	25,493,096	66,643,096
Percentage change in shares outstanding	(27.7)%	(19.6)%
Shares created	1,700,000	4,200,000
Shares redeemed	11,450,000	20,400,000
Per share NAV beginning of period	$37.94	$13.14
Per share NAV end of period	$41.61	$19.56
Percentage change in per share NAV	9.7%	48.9%
Percentage change in benchmark	6.8%	23.1%
Benchmark annualized volatility	37.5%	23.9%

During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily due to decrease in shareholder activity offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV offset by an increase from 8,810,774 outstanding Shares at March 31, 2022 to 25,493,096 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 82,843,096 outstanding Shares at March 31, 2021 to 66,643,096 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.7% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 48.9% for the three months ended June 30, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 6.8% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 23.1% for the three months ended June 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(2,084,704)	$(3,210,719)
Management fee	3,098,904	2,794,292
Brokerage commission	140,210	210,012
Futures account fees	109,601	317,748
Net realized gain (loss)	363,291,439	320,505,659
Change in net unrealized appreciation (depreciation)	(211,544,109)	157,919,139
Net Income (loss)	$149,662,626	$475,214,079
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil during the three months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$145,069,486	$74,307,070
NAV end of period	$187,297,842	$70,213,227
Percentage change in NAV	29.1%	(5.5)%
Shares outstanding beginning of period	2,587,527	3,487,527
Shares outstanding end of period	4,737,527	1,987,527
Percentage change in shares outstanding	83.1%	(43.0)%
Shares created	6,500,000	650,000
Shares redeemed	4,350,000	2,150,000
Per share NAV beginning of period	$56.06	$21.31
Per share NAV end of period	$39.53	$35.33
Percentage change in per share NAV	(29.5)%	65.8%
Percentage change in benchmark	(6.0)%	30.3%
Benchmark annualized volatility	37.5%	27.8%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,587,527 outstanding Shares at March 31, 2022 to 4,737,527 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,487,527 outstanding Shares at March 31, 2021 to 1,987,527 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.5% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 65.8% for the three months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 6% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 30.3% for the three months ended June 30, 2021, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(566,073)	$(217,363)
Management fee	534,624	152,958
Brokerage commission	114,706	63,062
Futures account fees	63,213	12,887
Net realized gain (loss)	164,990,694	4,901,288
Change in net unrealized appreciation (depreciation)	(271,288,469)	28,347,917
Net Income (loss)	$(106,863,848)	$33,031,842

The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2022.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$6,236,982	$3,611,724
NAV end of period	$9,415,626	$3,668,741
Percentage change in NAV	51.0%	1.6%
Shares outstanding beginning of period	500,000	250,000
Shares outstanding end of period	850,000	250,000
Percentage change in shares outstanding	70.0%	—%
Shares created	450,000	100,000
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$12.47	$14.45
Per share NAV end of period	$11.08	$14.67
Percentage change in per share NAV	(11.1)%	1.6%
Percentage change in benchmark	(5.3)%	1.1%
Benchmark annualized volatility	9.1%	5.9%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 500,000 outstanding Shares at March 31, 2022 to 850,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.1% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 1.6% for the three months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 5.3% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 1.1% for the three months ended June 30, 2021, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(8,515)	$(8,978)
Management fee	15,037	9,416
Net realized gain (loss)	(446,365)	95,412
Change in net unrealized appreciation (depreciation)	(281,290)	(13,219)
Net Income (loss)	$(736,170)	$73,215
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2022.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$355,029,822	$214,548,056
NAV end of period	$239,938,853	$243,456,703
Percentage change in NAV	(32.4)%	13.5%
Shares outstanding beginning of period	5,300,000	3,950,000
Shares outstanding end of period	4,250,000	4,250,000
Percentage change in shares outstanding	(19.8)%	7.6%
Shares created	100,000	400,000
Shares redeemed	1,150,000	100,000
Per share NAV beginning of period	$66.99	$54.32
Per share NAV end of period	$56.46	$57.28
Percentage change in per share NAV	(15.7)%	5.5%
Percentage change in benchmark	(7.6)%	3.2%
Benchmark annualized volatility	13.8%	14.6%
During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,300,000 outstanding Shares at March 31, 2022 to 4,250,000 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 3,950,000 outstanding Shares at March 31, 2021 to 4,250,000 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.7% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 5.5% for the three months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 7.6% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 3.2% for the three months ended June 30, 2021, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(419,722)	$(569,965)
Management fee	716,148	568,040
Brokerage commission	14,064	8,665
Futures account fees	8,664	13,354
Net realized gain (loss)	(57,901,083)	45,506,367
Change in net unrealized appreciation (depreciation)	4,971,043	(33,478,303)
Net Income (loss)	$(53,349,762)	$11,458,099
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2022.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$558,375,841	$572,501,249
NAV end of period	$355,577,515	$661,778,727
Percentage change in NAV	(36.3)%	15.6%
Shares outstanding beginning of period	14,296,526	13,846,526
Shares outstanding end of period	14,346,526	14,396,526
Percentage change in shares outstanding	0.3%	4.0%
Shares created	800,000	1,000,000
Shares redeemed	750,000	450,000
Per share NAV beginning of period	$39.06	$41.35
Per share NAV end of period	$24.78	$45.97
Percentage change in per share NAV	(36.6)%	11.2%
Percentage change in benchmark	(19.4)%	6.5%
Benchmark annualized volatility	23.7%	25.5%
During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,296,526 outstanding Shares at March 31, 2022 to 14,346,526 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 13,846,526 outstanding Shares at March 31, 2021 to 14,396,526 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.6% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 11.2% for the three months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.

The benchmark’s decline of 19.4% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 6.5% for the three months ended June 30, 2021, can be attributed to a decrease in the value of silver futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(695,746)	$(1,639,236)
Management fee	1,082,340	1,615,157
Brokerage commission	28,732	40,715
Futures account fees	6,188	48,893
Net realized gain (loss)	(156,195,349)	116,370,479
Change in net unrealized appreciation (depreciation)	(50,135,799)	(48,394,245)
Net Income (loss)	$(207,026,894)	$66,336,998
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2022.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$1,127,608,641	$1,284,373,170
NAV end of period	$975,683,533	$840,870,703
Percentage change in NAV	(13.5)%	(34.5)%
Shares outstanding beginning of period	83,528,420	22,803,091
Shares outstanding end of period	67,228,420	30,128,420
Percentage change in shares outstanding	(19.5)%	32.1%
Shares created	58,400,000	12,955,000
Shares redeemed	74,700,000	5,629,671
Per share NAV beginning of period	$13.50	$56.32
Per share NAV end of period	$14.51	$27.91
Percentage change in per share NAV	7.5%	(50.5)%
Percentage change in benchmark	10.3%	(35.2)%
Benchmark annualized volatility	90.4%	70.4%

During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 83,528,420 outstanding Shares at March 31, 2022 to 67,228,420 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 22,803,091 outstanding Shares at March 31, 2021 to 30,128,420 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 50.5% for the three months ended June 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 10.3% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 35.2% for the three months ended June 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(3,277,402)	$(3,975,284)
Management fee	2,293,738	2,293,121
Brokerage commission	970,211	1,173,276
Futures account fees	444,123	711,443
Net realized gain (loss)	90,701,501	(854,526,924)
Change in net unrealized appreciation (depreciation)	196,735,349	244,115,248
Net Income (loss)	$284,159,448	$(614,386,960)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the value of futures prices during the three months ended June 30, 2022.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$2,099,705	$2,587,694
NAV end of period	$5,024,773	$2,560,348
Percentage change in NAV	139.3%	(1.1)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	149,970	49,970
Percentage change in shares outstanding	200.1%	—%
Shares created	100,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$42.02	$51.78
Per share NAV end of period	$33.51	$51.24
Percentage change in per share NAV	(20.3)%	(1.1)%
Percentage change in benchmark	(10.3)%	(0.3)%
Benchmark annualized volatility	11.5%	4.9%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at March 31, 2022 to 149,970 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2021 to June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.3% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 1.1% for the three months ended June 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 10.3% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 0.3% for the three months ended June 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(4,972)	$(5,955)
Management fee	8,036	6,262
Net realized gain (loss)	(761,478)	(140,007)
Change in net unrealized appreciation (depreciation)	152,185	118,616
Net Income (loss)	$(614,265)	$(27,346)
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2022.

ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$416,799,231	$91,718,390
NAV end of period	$501,157,304	$79,400,059
Percentage change in NAV	20.2%	(13.4)%
Shares outstanding beginning of period	14,286,760	636,994
Shares outstanding end of period	21,755,220	876,760
Percentage change in shares outstanding	52.3%	37.6%
Shares created	12,320,000	387,500
Shares redeemed	4,851,540	147,734
Per share NAV beginning of period	$29.17	$143.99
Per share NAV end of period	$23.04	$90.56
Percentage change in per share NAV	(21.0)%	(37.1)%
Percentage change in benchmark	6.8%	23.1%
Benchmark annualized volatility	37.5%	23.9%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily due to increase in shares outstanding and offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a increase from 14,286,760 outstanding Shares at March 31, 2022 to 21,755,220 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 636,994 outstanding Shares at March 31, 2021 to 876,760 outstanding Shares at June 30, 2021.

For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.0% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 37.1% for the three months ended June 30, 2021, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 6.8% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 23.1% for the three months ended June 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(849,692)	$(208,741)
Management fee	946,110	181,035
Brokerage commission	107,079	28,581
Futures account fees	85,802	17,468
Net realized gain (loss)	(102,594,000)	(26,010,421)
Change in net unrealized appreciation (depreciation)	34,757,114	(9,947,432)
Net Income (loss)	$(68,686,578)	$(36,166,594)
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil during the three months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.
ProShares UltraShort Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$250,340,837	$69,459,275
NAV end of period	$211,823,446	$97,525,300
Percentage change in NAV	(15.4)%	40.4%
Shares outstanding beginning of period	3,868,619	88,742
Shares outstanding end of period	4,966,856	226,242
Percentage change in shares outstanding	28.4%	154.9%
Shares created	18,700,000	172,500
Shares redeemed	17,601,764	35,000
Per share NAV beginning of period	$64.71	$782.71
Per share NAV end of period	$42.65	$431.07
Percentage change in per share NAV	(34.1)%	(44.9)%
Percentage change in benchmark	(6.0)%	30.3%
Benchmark annualized volatility	87.3%	27.8%

During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a increase from 3,868,619 outstanding Shares at March 31, 2022 to 4,966,856 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 88,742 outstanding Shares at March 31, 2021 to 226,242 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.1% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 44.9% for the three months ended June 30, 2021, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 6.0% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 30.3% for the three months ended June 30, 2021, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(610,379)	$(313,757)
Management fee	510,704	191,311
Brokerage commission	144,907	96,343
Futures account fees	76,956	33,853
Net realized gain (loss)	(282,646,884)	(10,305,304)
Change in net unrealized appreciation (depreciation)	228,079,127	(33,693,761)
Net Income (loss)	$(55,178,136)	$(44,312,822)
The Fund’s net income decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$50,498,084	$54,932,137
NAV end of period	$62,270,097	$48,820,440
Percentage change in NAV	23.3%	(11.1)%
Shares outstanding beginning of period	1,850,000	2,250,000
Shares outstanding end of period	2,050,000	2,050,000
Percentage change in shares outstanding	10.8%	(8.9)%
Shares created	500,000	—
Shares redeemed	300,000	200,000
Per share NAV beginning of period	$27.30	$24.41
Per share NAV end of period	$30.38	$23.81
Percentage change in per share NAV	11.3%	(2.5)%
Percentage change in benchmark	(5.3)%	1.1%
Benchmark annualized volatility	9.1%	5.9%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,850,000 outstanding Shares at March 31, 2022 to 2,050,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,250,000 outstanding Shares at March 31, 2021 to 2,050,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.3% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 2.5% for the three months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 5.3% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 1.1% for the three months ended June 30, 2021, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(107,923)	$(109,040)
Management fee	146,934	114,680
Net realized gain (loss)	3,065,129	(795,757)
Change in net unrealized appreciation (depreciation)	3,039,738	(511,170)
Net Income (loss)	$5,996,944	$(1,415,967)

The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2022.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$32,598,451	$41,243,515
NAV end of period	$34,611,284	$32,835,014
Percentage change in NAV	6.2%	(20.4)%
Shares outstanding beginning of period	1,196,977	1,096,977
Shares outstanding end of period	1,096,977	946,977
Percentage change in shares outstanding	(8.4)%	(13.7)%
Shares created	700,000	300,000
Shares redeemed	800,000	450,000
Per share NAV beginning of period	$27.23	$37.60
Per share NAV end of period	$31.55	$34.67
Percentage change in per share NAV	15.9%	(7.8)%
Percentage change in benchmark	(7.6)%	3.2%
Benchmark annualized volatility	13.8%	14.6%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,196,977 outstanding Shares at March 31, 2022 to 1,096,977 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,096,977 outstanding Shares at March 31, 2021 to 946,977 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.9% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 7.8% for the three months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 7.6% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 3.2% for the three months ended June 30, 2021, can be attributed to decrease in the value of gold futures contracts during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(59,266)	$(70,877)
Management fee	75,676	69,968
Brokerage commission	2,985	2,283
Futures account fees	580	1,802
Net realized gain (loss)	4,557,870	(6,984,547)
Change in net unrealized appreciation (depreciation)	289,951	3,806,053
Net Income (loss)	$4,788,555	$(3,249,371)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to decrease in the value of the futures prices during the three months ended June 30, 2022.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$23,406,516	$45,144,664
NAV end of period	$33,052,840	$34,859,763
Percentage change in NAV	41.2%	(22.8)%
Shares outstanding beginning of period	1,091,329	1,616,744
Shares outstanding end of period	1,041,329	1,491,329
Percentage change in shares outstanding	(4.6)%	(7.8)%
Shares created	700,000	300,000
Shares redeemed	750,000	425,415
Per share NAV beginning of period	$21.45	$27.92
Per share NAV end of period	$31.74	$23.37
Percentage change in per share NAV	48.0%	(16.3)%
Percentage change in benchmark	(19.4)%	6.5%
Benchmark annualized volatility	23.7%	25.5%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,091,329 outstanding Shares at March 31, 2022 to 1,041,329 outstanding Shares at June 30, 2022.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 1,616,744 outstanding Shares at March 31, 2021 to 1,491,329 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 48.0% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 16.3% for the three months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.

The benchmark’s decline of 19.4% for the three months ended June 30, 2022, as compared to the benchmark’s rise of 6.5% for the three months ended June 30, 2021, can be attributed to a decrease in the value of the silver futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(51,484)	$(78,184)
Management fee	62,381	72,831
Brokerage commission	6,677	3,824
Futures account fees	1,169	4,207
Net realized gain (loss)	9,411,232	(5,876,456)
Change in net unrealized appreciation (depreciation)	3,853,312	(925,320)
Net Income (loss)	$13,213,060	$(6,879,960)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2022.
ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$27,726,701	$34,921,840
NAV end of period	$45,568,882	$27,231,748
Percentage change in NAV	64.4%	(22.0)%
Shares outstanding beginning of period	598,580	898,580
Shares outstanding end of period	798,580	698,580
Percentage change in shares outstanding	33.4%	(22.3)%
Shares created	650,000	—
Shares redeemed	450,000	200,000
Per share NAV beginning of period	$46.32	$38.86
Per share NAV end of period	$57.06	$38.98
Percentage change in per share NAV	23.2%	0.3%
Percentage change in benchmark	(10.3)%	(0.3)%
Benchmark annualized volatility	11.4%	4.9%
During the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 598,580 outstanding Shares at March 31, 2022 to 798,580 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 898,580 outstanding Shares at March 31, 2021 to 698,580 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.2% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 0.3% for the three months ended June 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s decline of 10.3% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 0.3% for the three months ended June 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(66,268)	$(68,876)
Management fee	93,181	72,446
Net realized gain (loss)	7,917,170	1,598,086
Change in net unrealized appreciation (depreciation)	(1,367,929)	(1,645,477)
Net Income (loss)	$6,482,973	$(116,267)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.
ProShares VIX Mid-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$97,869,914	$75,122,747
NAV end of period	$95,721,271	$92,662,734
Percentage change in NAV	(2.2)%	23.3%
Shares outstanding beginning of period	3,112,403	2,162,403
Shares outstanding end of period	2,712,403	3,037,403
Percentage change in shares outstanding	(12.9)%	40.5%
Shares created	300,000	1,025,000
Shares redeemed	700,000	150,000
Per share NAV beginning of period	$31.45	$34.74
Per share NAV end of period	$35.29	$30.51
Percentage change in per share NAV	12.2%	(12.2)%
Percentage change in benchmark	12.9%	(11.9)%
Benchmark annualized volatility	37.1%	31.1%

During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,112,403 outstanding Shares at March 31, 2022 to 2,712,403 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.
By comparison, during the three months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 2,162,403 outstanding Shares at March 31, 2021 to 3,037,403 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.2% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 12.2% for the three months ended June 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 12.9% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 11.9% for the three months ended June 30, 2021, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(184,164)	$(227,144)
Management fee	210,584	187,266
Brokerage commission	15,500	16,096
Futures account fees	10,906	32,131
Net realized gain (loss)	7,862,052	(14,405,542)
Change in net unrealized appreciation (depreciation)	3,992,670	3,572,030
Net Income (loss)	$11,670,558	$(11,060,656)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2022.

ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
NAV beginning of period	$404,950,400	$349,578,758
NAV end of period	$341,714,316	$272,352,675
Percentage change in NAV	(15.6)%	(22.1)%
Shares outstanding beginning of period	24,382,826	9,375,329
Shares outstanding end of period	18,757,826	11,307,826
Percentage change in shares outstanding	(23.1)%	20.6%
Shares created	8,175,000	3,925,000
Shares redeemed	13,800,000	1,992,503
Per share NAV beginning of period	$16.61	$37.29
Per share NAV end of period	$18.22	$24.09
Percentage change in per share NAV	9.6%	(35.6)%
Percentage change in benchmark	10.3%	(35.2)%
Benchmark annualized volatility	90.4%	70.5%
During the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,382,826 outstanding Shares at March 31, 2022 to 18,757,826 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
By comparison, during the three months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,375,329 outstanding Shares at March 31, 2021 to 11,307,826 outstanding Shares at June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.6% for the three months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 35.6% for the three months ended June 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2022.
The benchmark’s rise of 10.3% for the three months ended June 30, 2022, as compared to the benchmark’s decline of 35.2% for the three months ended June 30, 2021, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net investment income (loss)	$(852,779)	$(897,582)
Management fee	773,717	669,363
Brokerage commission	171,182	94,839
Futures account fees	115,783	174,368
Net realized gain (loss)	23,658,785	(175,846,641)
Change in net unrealized appreciation (depreciation)	46,600,777	38,992,347
Net Income (loss)	$69,406,783	$(137,751,876)
The Fund’s net income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$423,812,594	$409,371,468
NAV end of period	$403,644,956	$588,615,946
Percentage change in NAV	(4.8)%	43.8%
Shares outstanding beginning of period	6,884,307	9,884,307
Shares outstanding end of period	8,384,307	10,584,307
Percentage change in shares outstanding	21.8%	7.1%
Shares created	4,600,000	2,850,000
Shares redeemed	3,100,000	2,150,000
Per share NAV beginning of period	$61.56	$41.42
Per share NAV end of period	$48.14	$55.61
Percentage change in per share NAV	(21.8)%	34.3%
Percentage change in benchmark	21.6%	(56.0)%
Benchmark annualized volatility	88.1%	76.0%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 6,884,307 outstanding Shares at December 31, 2021 to 8,384,307 outstanding Shares at June 30, 2022.

By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 9,884,307 outstanding Shares at December 31, 2020 to 10,584,307 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.8% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 34.3% for the six months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 21.6% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 56.0% for the six months ended June 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(2,390,922)	$(3,308,123)
Management fee	2,020,898	2,359,722
Brokerage commission	365,250	429,859
Futures account fees	324,251	586,119
Net realized gain (loss)	(54,216,320)	133,546,434
Change in net unrealized appreciation (depreciation)	(30,209,873)	28,816,988
Net Income (loss)	$(86,817,115)	$159,055,299
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in the value of futures prices during the six months ended June 30, 2022.

ProShares Ultra Bloomberg Crude Oil*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$1,103,783,570	$902,739,250
NAV end of period	$1,060,867,238	$1,303,530,902
Percentage change in NAV	(3.9)%	44.4%
Shares outstanding beginning of period	51,243,096	99,243,096
Shares outstanding end of period	25,493,096	66,643,096
Percentage change in shares outstanding	(50.3)%	(32.8)%
Shares created	10,300,000	13,600,000
Shares redeemed	36,050,000	46,200,000
Per share NAV beginning of period	$21.54	$9.10
Per share NAV end of period	$41.61	$19.56
Percentage change in per share NAV	93.2%	115.0%
Percentage change in benchmark	45.9%	50.1%
Benchmark annualized volatility	41.9%	28.2%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily due to the change in shares outstanding and offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an decrease from 51,243,096 outstanding Shares at December 31, 2021 to 25,493,096 outstanding Shares at June 30, 2022
By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a decrease from 99,243,096 outstanding Shares at December 31, 2020 to 66,643,096 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 93.2% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 115.0% for the six months ended June 30, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 45.9% for the six months ended June 30, 2022, as compared to the benchmark’s rise of 50.1% for the six months ended June 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(5,308,864)	$(5,969,866)
Management fee	6,183,716	5,329,377
Brokerage commission	335,751	503,212
Futures account fees	362,288	416,685
Net realized gain (loss)	1,162,711,373	654,856,887
Change in net unrealized appreciation (depreciation)	(306,208,096)	192,954,795
Net Income (loss)	$851,194,413	$841,841,816

The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the six months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$193,892,178	$169,800,371
NAV end of period	$187,297,842	$70,213,227
Percentage change in NAV	(3.4)%	(58.6)%
Shares outstanding beginning of period	7,587,527	8,087,527
Shares outstanding end of period	4,737,527	1,987,527
Percentage change in shares outstanding	(37.6)%	(75.4)%
Shares created	9,100,000	4,050,000
Shares redeemed	11,950,000	10,150,000
Per share NAV beginning of period	$25.55	$21.00
Per share NAV end of period	$39.53	$35.33
Percentage change in per share NAV	54.7%	68.3%
Percentage change in benchmark	48.9%	34.2%
Benchmark annualized volatility	80.3%	35.5%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,587,527 outstanding Shares at December 31, 2021 to 4,737,527 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 1,987,527 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 54.7% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 68.3% for the six months ended June 30, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 48.9% for the six months ended June 30, 2022, as compared to the benchmark’s rise of 34.2% for the six months ended June 30, 2021, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,082,671)	$(632,508)
Management fee	931,234	407,773
Brokerage commission	203,158	155,359
Futures account fees	134,330	94,735
Net realized gain (loss)	241,207,930	46,484,224
Change in net unrealized appreciation (depreciation)	(186,420,725)	10,549,049
Net Income (loss)	$53,704,534	$56,400,765
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater increase in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the six months ended June 30, 2022.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$8,659,095	$4,737,350
NAV end of period	$9,415,626	$3,668,741
Percentage change in NAV	8.7%	(22.6)%
Shares outstanding beginning of period	650,000	300,000
Shares outstanding end of period	850,000	250,000
Percentage change in shares outstanding	30.8%	(16.7)%
Shares created	550,000	100,000
Shares redeemed	350,000	150,000
Per share NAV beginning of period	$13.32	$15.79
Per share NAV end of period	$11.08	$14.67
Percentage change in per share NAV	(16.8)%	(7.1)%
Percentage change in benchmark	(7.9)%	(2.9)%
Benchmark annualized volatility	8.8%	6.1%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 850,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.8% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 7.1% for the six months ended June 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.

The benchmark’s decline of 7.9% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(24,206)	$(18,472)
Management fee	35,315	19,494
Net realized gain (loss)	(893,344)	68,070
Change in net unrealized appreciation (depreciation)	(419,715)	(324,271)
Net Income (loss)	$(1,337,265)	$(274,673)
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2022.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$232,780,534	$263,540,473
NAV end of period	$239,938,853	$243,456,703
Percentage change in NAV	3.1%	(7.6)%
Shares outstanding beginning of period	3,900,000	3,900,000
Shares outstanding end of period	4,250,000	4,250,000
Percentage change in shares outstanding	9.0%	9.0%
Shares created	1,600,000	1,000,000
Shares redeemed	1,250,000	650,000
Per share NAV beginning of period	$59.69	$67.57
Per share NAV end of period	$56.46	$57.28
Percentage change in per share NAV	(5.4)%	(15.2)%
Percentage change in benchmark	(1.5)%	(7.0)%
Benchmark annualized volatility	15.7%	16.6%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,900,000 outstanding Shares at December 31, 2021 to 4,250,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.

By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 4,250,000 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.4% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 15.2% for the six months ended June 30, 2021, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 1.5% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 7.0% for the six months ended June 30, 2021, can be attributed to a lesser decrease in the value of gold futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,037,188)	$(1,149,635)
Management fee	1,387,563	1,136,247
Brokerage commission	35,723	23,553
Futures account fees	28,169	45,756
Net realized gain (loss)	(82,487)	(5,741,520)
Change in net unrealized appreciation (depreciation)	(19,849,468)	(34,710,806)
Net Income (loss)	$(20,969,143)	$(41,601,961)
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a lesser decrease in the value of futures prices during the six months ended June 30, 2022.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$515,453,594	$745,304,028
NAV end of period	$355,577,515	$661,778,727
Percentage change in NAV	(31.0)%	(11.2)%
Shares outstanding beginning of period	14,796,526	14,696,526
Shares outstanding end of period	14,346,526	14,396,526
Percentage change in shares outstanding	(3.0)%	(2.0)%
Shares created	1,800,000	3,400,000
Shares redeemed	2,250,000	3,700,000
Per share NAV beginning of period	$34.84	$50.71
Per share NAV end of period	$24.78	$45.97
Percentage change in per share NAV	(28.9)%	(9.4)%
Percentage change in benchmark	(13.4)%	(1.2)%
Benchmark annualized volatility	28.2%	35.9%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 14,346,526 outstanding Shares at June 30, 2022.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,696,526 outstanding Shares at December 31, 2020 to 14,396,526 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.9% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 9.4% for the six months ended June 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 13.4% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 1.2% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of silver futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,823,952)	$(3,381,011)
Management fee	2,299,939	3,246,292
Brokerage commission	59,283	87,297
Futures account fees	26,693	211,080
Net realized gain (loss)	(39,558,312)	121,281,221
Change in net unrealized appreciation (depreciation)	(108,172,044)	(186,138,026)
Net Income (loss)	$(149,554,308)	$(68,237,816)

The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of futures prices during the six months ended June 30, 2022.
ProShares Ultra VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$816,679,636	$1,356,204,199
NAV end of period	$975,683,533	$840,870,703
Percentage change in NAV	19.5%	(38.0)%
Shares outstanding beginning of period	65,828,420	12,713,091
Shares outstanding end of period	67,228,420	30,128,420
Percentage change in shares outstanding	2.1%	137.0%
Shares created	141,500,000	32,585,000
Shares redeemed	140,100,000	15,169,671
Per share NAV beginning of period	$12.41	$106.68
Per share NAV end of period	$14.51	$27.91
Percentage change in per share NAV	17.0%	(73.8)%
Percentage change in benchmark	21.6%	(56.0)%
Benchmark annualized volatility	88.1%%	76.0%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 65,828,420 outstanding Shares at December 31, 2021 to 67,228,420 outstanding Shares at June 30, 2022.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 30,128,420 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.0% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 73.8% for the six months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.

The benchmark’s rise of 21.6% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 56.0% for the six months ended June 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(6,862,764)	$(12,044,833)
Management fee	4,254,915	6,676,198
Brokerage commission	1,906,969	3,129,904
Futures account fees	1,226,811	2,555,256
Net realized gain (loss)	371,681,032	(1,559,026,428)
Change in net unrealized appreciation (depreciation)	161,734,465	(40,244,083)
Net Income (loss)	$526,552,733	$(1,611,315,344)
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in the value of futures prices during the six months ended June 30, 2022.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$2,362,849	$2,989,499
NAV end of period	$5,024,773	$2,560,348
Percentage change in NAV	112.7%	(14.4)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	149,970	49,970
Percentage change in shares outstanding	200.1%	—%
Shares created	100,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$47.29	$59.83
Per share NAV end of period	$33.51	$51.24
Percentage change in per share NAV	(29.2)%	(14.4)%
Percentage change in benchmark	(15.2)%	(7.1)%
Benchmark annualized volatility	9.5%	5.0%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 149,970 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.2% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 14.4% for the six months ended June 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 15.2% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 7.1% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(9,528)	$(12,248)
Management fee	13,465	12,911
Net realized gain (loss)	(878,701)	(279,474)
Change in net unrealized appreciation (depreciation)	10,820	(137,429)
Net Income (loss)	$(877,409)	$(429,151)
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2022.
ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$114,167,602	$96,839,233
NAV end of period	$501,157,304	$79,400,059
Percentage change in NAV	339.0%	(18.0)%
Shares outstanding beginning of period	1,776,760	416,994
Shares outstanding end of period	21,755,220	876,760
Percentage change in shares outstanding	1,124.4%	110.3%
Shares created	27,890,000	777,500
Shares redeemed	7,911,540	317,734
Per share NAV beginning of period	$64.26	$232.23
Per share NAV end of period	$23.04	$90.56
Percentage change in per share NAV	(64.2)%	(61.0)%
Percentage change in benchmark	45.9%	50.1%
Benchmark annualized volatility	41.9%	28.2%

During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 21,755,220 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 416,994 outstanding Shares at December 31, 2020 to 876,760 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 64.2% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 61.0% for the six months ended June 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 45.9% for the six months ended June 30, 2022, as compared to the benchmark’s rise of 50.1% for the six months ended June 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,435,665)	$(509,925)
Management fee	1,438,757	402,298
Brokerage commission	184,135	71,625
Futures account fees	155,979	65,180
Net realized gain (loss)	(209,076,101)	(75,188,186)
Change in net unrealized appreciation (depreciation)	36,686,156	(4,308,588)
Net Income (loss)	$(173,825,610)	$(80,006,699)
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the six months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$242,145,130	$24,977,745
NAV end of period	$211,823,446	$97,525,300
Percentage change in NAV	(12.5)%	290.4%
Shares outstanding beginning of period	978,742	26,242
Shares outstanding end of period	4,966,856	226,242
Percentage change in shares outstanding	407.5%	762.1%
Shares created	23,340,000	377,500
Shares redeemed	19,351,886	177,500
Per share NAV beginning of period	$247.40	$951.82
Per share NAV end of period	$42.65	$431.07
Percentage change in per share NAV	(82.8)%	(54.7)%
Percentage change in benchmark	48.9%	34.2%
Benchmark annualized volatility	80.3%	35.5%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 978,742 outstanding Shares at December 31, 2021 to 4,966,856 outstanding Shares at June 30, 2022.
By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 26,242 outstanding Shares at December 31, 2020 to 226,242 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 82.8% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 54.7% for the six months ended June 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 48.9% for the six months ended June 30, 2022, as compared to the benchmark’s rise of 34.2% for the six months ended June 30, 2021, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,447,798)	$(574,164)
Management fee	1,053,068	350,648
Brokerage commission	365,858	182,023
Futures account fees	206,885	57,126
Net realized gain (loss)	(397,371,192)	(16,664,698)
Change in net unrealized appreciation (depreciation)	140,292,056	(17,798,697)
Net Income (loss)	$(258,526,934)	$(35,037,559)

The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater increase in the value of Henry Hub Natural Gas, during the six months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$54,263,045	$52,953,339
NAV end of period	$62,270,097	$48,820,440
Percentage change in NAV	14.8%	(7.8)%
Shares outstanding beginning of period	2,100,000	2,350,000
Shares outstanding end of period	2,050,000	2,050,000
Percentage change in shares outstanding	(2.4)%	(12.8)%
Shares created	550,000	200,000
Shares redeemed	600,000	500,000
Per share NAV beginning of period	$25.84	$22.53
Per share NAV end of period	$30.38	$23.81
Percentage change in per share NAV	17.5%	5.7%
Percentage change in benchmark	(7.9)%	(2.9)%
Benchmark annualized volatility	8.8%	6.1%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,100,000 outstanding Shares at December 31, 2021 to 2,050,000 outstanding Shares at June 30, 2022.
By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,050,000 outstanding Shares at June 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.5% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 5.7% for the six months ended June 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.

The benchmark’s decline of 7.9% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 2.9% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(209,974)	$(225,912)
Management fee	264,390	238,718
Net realized gain (loss)	5,818,237	(725,230)
Change in net unrealized appreciation (depreciation)	3,308,479	3,881,067
Net Income (loss)	$8,916,742	$2,929,925
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2022.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$26,859,844	$20,337,376
NAV end of period	$34,611,284	$32,835,014
Percentage change in NAV	28.9%	61.5%
Shares outstanding beginning of period	846,977	646,977
Shares outstanding end of period	1,096,977	946,977
Percentage change in shares outstanding	29.5%	46.4%
Shares created	1,150,000	1,050,000
Shares redeemed	900,000	750,000
Per share NAV beginning of period	$31.71	$31.43
Per share NAV end of period	$31.55	$34.67
Percentage change in per share NAV	(0.5)%	10.3%
Percentage change in benchmark	(1.5)%	(7.0)%
Benchmark annualized volatility	15.7%	16.6%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 846,977 outstanding Shares at December 31, 2021 to 1,096,977 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
.

By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 946,977 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 10.3% for the six months ended June 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 1.5% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 7.0% for the six months ended June 30, 2021, can be attributed to a lesser decrease in the value of gold futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(120,396)	$(139,918)
Management fee	141,814	133,695
Brokerage commission	5,796	5,873
Futures account fees	2,446	6,488
Net realized gain (loss)	(1,750,799)	(2,981,188)
Change in net unrealized appreciation (depreciation)	2,318,730	3,626,200
Net Income (loss)	$447,535	$505,094
The Fund’s net income decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a lesser decrease in the value of the futures prices during the six months ended June 30, 2022.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$26,537,000	$28,885,775
NAV end of period	$33,052,840	$34,859,763
Percentage change in NAV	24.6%	20.7%
Shares outstanding beginning of period	991,329	1,041,744
Shares outstanding end of period	1,041,329	1,491,329
Percentage change in shares outstanding	5.0%	43.2%
Shares created	1,800,000	2,750,000
Shares redeemed	1,750,000	2,300,415
Per share NAV beginning of period	$26.77	$27.73
Per share NAV end of period	$31.74	$23.37
Percentage change in per share NAV	18.6%	(15.7)%
Percentage change in benchmark	(13.4)%	(1.2)%
Benchmark annualized volatility	28.2%	35.9%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 991,329 outstanding Shares at December 31, 2021 to 1,041,329 outstanding Shares at June 30, 2022.
By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,041,744 outstanding Shares at December 31, 2020 to 1,491,329 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.6% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 15.7% for the six months ended June 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 13.4% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 1.2% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of the silver futures contracts during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(112,092)	$(177,247)
Management fee	123,334	157,576
Brokerage commission	11,978	11,268
Futures account fees	4,443	14,198
Net realized gain (loss)	2,037,296	(8,808,722)
Change in net unrealized appreciation (depreciation)	5,642,964	6,541,191
Net Income (loss)	$7,568,168	$(2,444,778)
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of futures prices during the six months ended June 30, 2022.

ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$24,840,784	$23,691,070
NAV end of period	$45,568,882	$27,231,748
Percentage change in NAV	83.4%	14.9%
Shares outstanding beginning of period	598,580	698,580
Shares outstanding end of period	798,580	698,580
Percentage change in shares outstanding	33.4%	—%
Shares created	850,000	200,000
Shares redeemed	650,000	200,000
Per share NAV beginning of period	$41.50	$33.91
Per share NAV end of period	$57.06	$38.98
Percentage change in per share NAV	37.5%	15.0%
Percentage change in benchmark	(15.2)%	(7.1)%
Benchmark annualized volatility	9.5%	5.0%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 598,980 outstanding Shares at December 31, 2021 to 798,580 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.5% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV increase of 15.0% for the six months ended June 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s decline of 15.2% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 7.1% for the six months ended June 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2022.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(116,689)	$(131,833)
Management fee	153,001	138,999
Net realized gain (loss)	9,100,314	2,857,659
Change in net unrealized appreciation (depreciation)	70,535	1,256,265
Net Income (loss)	$9,054,160	$3,982,091
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.
ProShares VIX Mid-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$112,875,680	$72,075,095
NAV end of period	$95,721,271	$92,662,734
Percentage change in NAV	(15.2)%	28.6%
Shares outstanding beginning of period	3,687,403	1,962,403
Shares outstanding end of period	2,712,403	3,037,403
Percentage change in shares outstanding	(26.4)%	54.8%
Shares created	1,000,000	1,425,000
Shares redeemed	1,975,000	350,000
Per share NAV beginning of period	$30.61	$36.73
Per share NAV end of period	$35.29	$30.51
Percentage change in per share NAV	15.3%	(16.9)%
Percentage change in benchmark	16.5%	(16.4)%
Benchmark annualized volatility	34.9%	30.8%
During the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 2,712,403 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.
By comparison, during the six months ended June 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,037,403 outstanding Shares at June 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 16.9% for the six months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 16.5% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 16.4% for the six months ended June 30, 2021, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(436,261)	$(431,944)
Management fee	426,247	365,346
Brokerage commission	40,369	27,408
Futures account fees	46,394	57,763
Net realized gain (loss)	12,653,549	(10,866,226)
Change in net unrealized appreciation (depreciation)	3,518,835	(4,703,492)
Net Income (loss)	$15,736,123	$(16,001,662)
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2022.
ProShares VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
NAV beginning of period	$269,703,164	$293,390,549
NAV end of period	$341,714,316	$272,352,675
Percentage change in NAV	26.7%	(7.2)%
Shares outstanding beginning of period	17,832,826	5,331,579
Shares outstanding end of period	18,757,826	11,307,826
Percentage change in shares outstanding	5.2%	112.1%
Shares created	18,125,000	10,256,250
Shares redeemed	17,200,000	4,280,003
Per share NAV beginning of period	$15.12	$55.03
Per share NAV end of period	$18.22	$24.09
Percentage change in per share NAV	20.4%	(56.2)%
Percentage change in benchmark	21.6%	(56.0)%
Benchmark annualized volatility	88.1%	76.0%
During the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 17,832,826 outstanding Shares at December 31, 2021 to 18,757,826 outstanding Shares at June 30, 2022.

By comparison, during the six months ended June 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,331,579 outstanding Shares at December 31, 2020 to 11,307,826 outstanding Shares at June 30, 2021.
For the six months ended June 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 20.4% for the six months ended June 30, 2022, as compared to the Fund’s per Share NAV decrease of 56.2% for the six months ended June 30, 2021, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2022.
The benchmark’s rise of 21.6% for the six months ended June 30, 2022, as compared to the benchmark’s decline of 56.0% for the six months ended June 30, 2021, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2022.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net investment income (loss)	$(1,804,892)	$(2,122,386)
Management fee	1,479,408	1,494,823
Brokerage commission	287,656	267,497
Futures account fees	316,440	439,514
Net realized gain (loss)	77,393,009	(252,481,234)
Change in net unrealized appreciation (depreciation)	33,152,396	(14,438,507)
Net Income (loss)	$108,740,513	$(269,042,127)
The Fund’s net income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2022.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2022 and 2021, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2022 and 2021, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2022	3,652	$28.56	1,000	$(104,309,520)
VIX Futures (Cboe)	Short	August 2022	3,346	29.18	1,000	(97,627,580)

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2021	8,517	$17.90	1,000	$(152,482,406)
VIX Futures (Cboe)	Short	August 2021	7,201	19.75	1,000	(142,210,389)
The June 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2022 and 2021, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2022	2,204	$103.10	1,000	$227,232,400
WTI Crude Oil (NYMEX)	Long	December 2022	2,535	95.56	1,000	242,244,600
WTI Crude Oil (NYMEX)	Long	June 2023	2,688	87.62	1,000	235,522,560

Swap Agreements as of June 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$95.7921	$215,921,141
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	95.7921	321,089,755
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	95.7921	373,984,332
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	95.7921	203,778,726
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	95.7921	303,369,078

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2021	8,113	$72.77	1,000	$590,383,010
WTI Crude Oil (NYMEX)	Long	December 2021	8,603	70.13	1,000	603,328,390
WTI Crude Oil (NYMEX)	Long	June 2022	8,948	66.54	1,000	595,399,920

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$60.4445	$54,331,869
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	60.4445	192,754,488
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	60.4445	249,583,741
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	60.4445	128,583,706
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	60.4445	191,424,891
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2022 and 2021, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2022	6,954	$5.39	10,000	$374,959,680

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2021	3,875	$3.62	10,000	$140,430,000
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:
As of June 30, 2022 and 2021, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/22	4,532,921	1.0752	$4,873,797
Euro	UBS AG	Long	07/08/22	14,836,502	1.0632	15,774,356
Euro	UBS AG	Short	07/08/22	(1,446,000)	1.0601	$(1,532,970)

Foreign Currency Forward Contracts as of June 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/09/21	3,450,921	1.2118	$4,181,993
Euro	UBS AG	Long	07/09/21	4,235,502	1.2213	5,172,812
Euro	UBS AG	Short	07/09/21	(1,496,000)	1.1883	$(1,777,623)
The June 30, 2022 and 2021 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of June 30, 2022 and 2021 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2022	954	$1,807.30	100	$172,416,420

Swap Agreements as of June 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$197.5387	$109,384,670
Bloomberg Gold Subindex	Goldman Sachs International	Long	197.5387	84,543,271
Bloomberg Gold Subindex	UBS AG	Long	197.5387	113,788,925

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2021	972	$1,771.60	100	$172,199,520

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$195.7033	$108,368,339
Bloomberg Gold Subindex	Goldman Sachs International	Long	195.7033	93,647,812
Bloomberg Gold Subindex	UBS AG	Long	195.7033	112,731,674
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of June 30, 2022 and 2021 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2022	773	$20.35	5,000	$78,660,480

Swap Agreements as of June 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$182.7827	$153,262,171
Bloomberg Silver Subindex	Goldman Sachs International	Long	182.7827	177,466,859
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	182.7827	168,307,407
Bloomberg Silver Subindex	UBS AG	Long	182.7827	134,298,894

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2021	2,217	$26.19	5,000	$290,360,490

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$238.4964	$310,326,474
Bloomberg Silver Subindex	Goldman Sachs International	Long	238.4964	261,540,197
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	238.4964	243,690,136
Bloomberg Silver Subindex	UBS AG	Long	238.4964	217,640,652
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2022 and 2021, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	26,481	$28.56	1,000	$756,358,266
VIX Futures (Cboe)	Long	August 2022	24,277	29.18	1,000	708,339,740

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	34,175	$17.90	1,000	$611,845,278
VIX Futures (Cboe)	Long	August 2021	28,926	19.75	1,000	571,250,896

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$29.4600	$77,700,750
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Yen:
As of June 30, 2022 and 2021, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of June 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/22	333,241,517	0.007476	$2,491,153
Yen	UBS AG	Long	07/08/22	1,080,855,856	0.007414	8,013,151
Yen	UBS AG	Short	07/08/22	(54,170,000)	0.007409	$(401,369)

	Foreign Currency Forward Contracts as of June 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/09/21	336,192,517	0.009125	$3,067,633
Yen	UBS AG	Long	07/09/21	246,112,756	0.009124	2,245,458
Yen	UBS AG	Short	07/09/21	(13,400,000)	0.009047	$(121,227)
The June 30, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2022 and 2021, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2022	3,134	$103.10	1,000	$(323,115,400)
WTI Crude Oil (NYMEX)	Short	December 2022	3,605	95.56	1,000	(344,493,800)
WTI Crude Oil (NYMEX)	Short	June 2023	3,824	87.62	1,000	(335,058,880)

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2021	720	$72.77	1,000	$(52,394,400)
WTI Crude Oil (NYMEX)	Short	December 2021	764	70.13	1,000	(53,579,320)
WTI Crude Oil (NYMEX)	Short	June 2022	794	66.54	1,000	(52,832,760)
The June 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2022 and 2021, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2022	7,871	$5.39	10,000	$(424,404,320)

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2021	5,382	$3.62	10,000	$(195,043,680)
The June 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of June 30, 2022 and 2021, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/22	12,080,000	1.0563	$12,760,213
Euro	UBS AG	Long	07/08/22	12,060,000	1.0551	12,724,426
Euro	Goldman Sachs International	Short	07/08/22	(51,635,263)	1.0740	$(55,457,155)
Euro	UBS AG	Short	07/08/22	(91,489,199)	1.0702	(97,911,917)

Foreign Currency Forward Contracts as of June 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/09/21	950,000	1.2101	$1,149,583
Euro	UBS AG	Long	07/09/21	2,380,000	1.2022	2,861,261
Euro	Goldman Sachs International	Short	07/09/21	(37,911,263)	1.2211	$(46,293,004)
Euro	UBS AG	Short	07/09/21	(47,835,199)	1.2168	(58,206,953)
The June 30, 2022 and 2021 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:
As of June 30, 2022 and 2021 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2022	184	$1,807.30	100	$(33,254,320)

Swap Agreements as of June 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$197.5387	$(14,809,140)
Bloomberg Gold Subindex	Goldman Sachs International	Short	197.5387	(9,688,247)
Bloomberg Gold Subindex	UBS AG	Short	197.5387	(11,585,084)

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2021	169	$1,771.60	100	$(29,940,040)

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$195.7033	$(14,671,543)
Bloomberg Gold Subindex	Goldman Sachs International	Short	195.7033	(9,598,230)
Bloomberg Gold Subindex	UBS AG	Short	195.7033	(11,477,443)
The June 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:
As of June 30, 2022 and 2021 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2022	445	$20.35	5,000	$(45,283,200)

Swap Agreements as of June 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$182.7827	$(2,464,774)
Bloomberg Silver Subindex	Goldman Sachs International	Short	182.7827	(8,978,838)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	182.7827	(7,099,463)
Bloomberg Silver Subindex	UBS AG	Short	182.7827	(2,270,181)

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2021	179	$26.19	5,000	$(23,443,630)

Swap Agreements as of June 30, 2021
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$238.4964	$(8,849,343)
Bloomberg Silver Subindex	Goldman Sachs International	Short	238.4964	(11,715,662)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	238.4964	(9,263,439)
Bloomberg Silver Subindex	UBS AG	Short	238.4964	(16,415,733)
The June 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:
As of June 30, 2022 and 2021, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/08/22	1,505,180,000	0.007476	$11,252,838
Yen	Goldman Sachs International	Short	07/08/22	(1,658,463,165)	0.007476	$(12,389,197)
Yen	UBS AG	Short	07/08/22	(12,207,008,574)	0.007451	(90,956,530)

Foreign Currency Forward Contracts as of June 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/09/21	995,120,000	0.009133	$9,088,259
Yen	UBS AG	Long	07/09/21	152,800,000	0.009096	1,389,896
Yen	Goldman Sachs International	Short	07/09/21	(2,069,325,165)	0.009121	$(18,874,773)
Yen	UBS AG	Short	07/09/21	(5,125,948,875)	0.009118	(46,736,956)
The June 30, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares VIX Mid-Term Futures ETF
As of June 30, 2022 and 2021, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	569	$29.78	1,000	$16,944,251
VIX Futures (Cboe)	Long	November 2022	1,089	29.52	1,000	32,144,884
VIX Futures (Cboe)	Long	December 2022	1,090	28.81	1,000	31,400,611
VIX Futures (Cboe)	Long	January 2023	521	29.60	1,000	15,420,610

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	747	$21.85	1,000	$16,325,237
VIX Futures (Cboe)	Long	November 2021	1,379	22.26	1,000	30,695,161
VIX Futures (Cboe)	Long	December 2021	1,379	22.38	1,000	30,859,951
VIX Futures (Cboe)	Long	January 2022	632	23.38	1,000	14,775,781

The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of June 30, 2022 and 2021, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	6,185	$28.56	1,000	$176,657,825
VIX Futures (Cboe)	Long	August 2022	5,672	29.18	1,000	165,494,213

Futures Positions as of June 30, 2021
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2021	7,861	$17.90	1,000	$140,737,841
VIX Futures (Cboe)	Long	August 2021	6,655	19.75	1,000	131,427,599
The June 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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
Each Fund’s exposure to market risk is further influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading strategies and other factors could ultimately lead to a loss of all or substantially all of investors’ capital.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2022, the Trust is not a party to any material legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
Not applicable.

Title of Securities Registered*	Shares Sold For the Three Months Ended June 30, 2022	Sale Price of Shares Sold For the Three Months Ended June 30, 2022	Shares Sold For the Six Months Ended June 30, 2022	Sale Price of Shares Sold For the Six Months Ended June 30, 2022
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	1,600,000	$75,921,860	4,600,000	$232,437,331
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	1,700,000	$72,419,653	10,300,000	$402,736,686
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	6,500,000	$549,486,344	9,100,000	$637,366,699
ProShares Ultra Euro
Common Units of Beneficial Interest	450,000	$5,052,555	550,000	$6,368,822
ProShares Ultra Gold
Common Units of Beneficial Interest	100,000	$6,573,039	1,600,000	$102,257,715
ProShares Ultra Silver
Common Units of Beneficial Interest	800,000	$26,625,358	1,800,000	$65,659,299
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	58,400,000	$799,757,076	141,500,000	$1,971,472,943
ProShares Ultra Yen
Common Units of Beneficial Interest	100,000	$3,539,333	100,000	$3,539,333
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	12,320,000	$278,861,920	27,890,000	$788,890,799
ProShares UltraShort Bloomberg Natural Gas *
Common Units of Beneficial Interest	18,700,000	$489,076,501	23,340,000	$944,035,742
ProShares UltraShort Euro
Common Units of Beneficial Interest	500,000	$14,656,401	550,000	$16,028,063
ProShares UltraShort Gold
Common Units of Beneficial Interest	700,000	$20,554,617	1,150,000	$33,744,566

Title of Securities Registered*	Shares Sold For the Three Months Ended June 30, 2022	Sale Price of Shares Sold For the Three Months Ended June 30, 2022	Shares Sold For the Six Months Ended June 30, 2022	Sale Price of Shares Sold For the Six Months Ended June 30, 2022
ProShares UltraShort Silver
Common Units of Beneficial Interest	700,000	$17,707,417	1,800,000	$43,267,561
ProShares UltraShort Yen
Common Units of Beneficial Interest	650,000	$34,515,397	850,000	$44,120,719
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	300,000	$10,043,451	1,000,000	$32,179,053
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	8,175,000	$141,195,554	18,125,000	$302,368,469

Total Trust:	111,695,000	$2,545,986,476	244,255,000	$5,626,473,800

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.

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
Date: August 9, 2022

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: August 9, 2022

195