Form 10-Q
period 2022-09-30
ProShares Trust II
filed 2022-11-08
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2022.
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
October 31
, 2022, the registrant had 183,944,037 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $136,764,766 and $147,851,244, respectively)	$136,590,474	$147,815,719
Cash	20,797,038	44,359,519
Segregated cash balances with brokers for futures contracts	89,792,144	138,651,465
Receivable on open futures contracts	77,902,927	99,544,338
Interest receivable	234,601	2,868

Total assets	325,317,184	430,373,909

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,125,130
Payable on open futures contracts	2,882,905	—
Brokerage commissions and futures account fees payable	8,444	104,312
Payable to Sponsor	588,662	331,873
Non-recurring fees and expenses payable	6,122	—

Total liabilities	3,486,133	6,561,315

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	321,831,051	423,812,594

Total liabilities and shareholders’ equity	$325,317,184	$430,373,909

Shares outstanding	6,634,307	6,884,307

Net asset value per share	$48.51	$61.56

Market value per share (Note 2)	$48.59	$61.55

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$77,000,000	$76,818,657
2.682% due 11/17/22	50,000,000	49,820,000
3.026% due 12/01/22	10,000,000	9,951,817

Total short-term U.S. government and agency obligations (cost $136,764,766)		$136,590,474

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2022	3,083	$97,163,828	$(12,969,545)
VIX Futures - Cboe, expires November 2022	2,052	63,759,128	(3,296,473)

			$(16,266,018)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$1,006,499	$8,152	$1,325,976	$75,729

Expenses
Management fee	914,054	1,055,823	2,934,952	3,415,545
Brokerage commissions	152,661	208,885	517,911	638,744
Futures account fees	23,966	209,717	348,217	795,836
Non-recurring fees and expenses	6,122	—	6,122	—

Total expenses	1,096,803	1,474,425	3,807,202	4,850,125

Net investment income (loss)	(90,304)	(1,466,273)	(2,481,226)	(4,774,396)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	27,694,574	34,573,906	(26,435,234)	168,120,340
Short-term U.S. government and agency obligations	—	(1,303)	(86,512)	(1,303)

Net realized gain (loss)	27,694,574	34,572,603	(26,521,746)	168,119,037

Change in net unrealized appreciation (depreciation) on
Futures contracts	(17,783,632)	(43,362,244)	(47,541,296)	(14,530,761)
Short-term U.S. government and agency obligations	313,442	12,400	(138,767)	(2,095)

Change in net unrealized appreciation (depreciation)	(17,470,190)	(43,349,844)	(47,680,063)	(14,532,856)

Net realized and unrealized gain (loss)	10,224,384	(8,777,241)	(74,201,809)	153,586,181

Net income (loss)	$10,134,080	$(10,243,514)	$(76,683,035)	$148,811,785

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$403,644,956	$588,615,946	$423,812,594	$409,371,468

Addition of 450,000, 550,000, 5,050,000 and 3,400,000 shares, respectively	23,538,063	30,777,084	255,975,394	150,390,026
Redemption of 2,200,000, 4,000,000, 5,300,000 and 6,150,000 shares, respectively	(115,486,048)	(220,625,671)	(281,273,902)	(320,049,434)

Net addition (redemption) of (1,750,000), (3,450,000), (250,000) and (2,750,000) shares, respectively	(91,947,985)	(189,848,587)	(25,298,508)	(169,659,408)

Net investment income (loss)	(90,304)	(1,466,273)	(2,481,226)	(4,774,396)
Net realized gain (loss)	27,694,574	34,572,603	(26,521,746)	168,119,037
Change in net unrealized appreciation (depreciation)	(17,470,190)	(43,349,844)	(47,680,063)	(14,532,856)

Net income (loss)	10,134,080	(10,243,514)	(76,683,035)	148,811,785

Shareholders’ equity, end of period	$321,831,051	$388,523,845	$321,831,051	$388,523,845

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(76,683,035)	$148,811,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,119,341,677)	(411,950,977)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,130,832,801	351,997,423
Net amortization and accretion on short-term U.S. government and agency obligations	(491,158)	(42,672)
Net realized (gain) loss on investments	86,512	1,303
Change in unrealized (appreciation) depreciation on investments	138,767	2,095
Decrease (Increase) in receivable on open futures contracts	21,641,411	3,053,471
Decrease (Increase) in interest receivable	(231,733)	2,611
Increase (Decrease) in payable to Sponsor	256,789	(22,522)
Increase (Decrease) in brokerage commissions and futures account fees payable	(95,868)	(28,666)
Increase (Decrease) in payable on open futures contracts	2,882,905	(996,159)
Increase (Decrease) in non-recurring fees and expenses payable	6,122	—

Net cash provided by (used in) operating activities	(40,998,164)	90,827,692

Cash flow from financing activities
Proceeds from addition of shares	255,975,394	150,390,026
Payment on shares redeemed	(287,399,032)	(320,049,434)

Net cash provided by (used in) financing activities	(31,423,638)	(169,659,408)

Net increase (decrease) in cash	(72,421,802)	(78,831,716)
Cash, beginning of period	183,010,984	266,579,220

Cash, end of period	$110,589,182	$187,747,504

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $535,375,763 and $848,800,309, respectively)	$535,064,695	$848,757,567
Cash	130,593,006	86,582,912
Segregated cash balances with brokers for futures contracts	55,730,479	130,704,477
Segregated cash balances with brokers for swap agreements	146,636,745	—
Unrealized appreciation on swap agreements	—	63,928,293
Receivable on open futures contracts	891,736	—
Interest receivable	320,767	3,523

Total assets	869,237,428	1,129,976,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	16,409,207	—
Payable on open futures contracts	2,911,771	25,317,560
Brokerage commissions and futures account fees payable	6,468	24,677
Payable to Sponsor	1,344,783	850,965
Unrealized depreciation on swap agreements	123,956,198	—
Non-recurring fees and expenses payable	13,739	—

Total liabilities	144,642,166	26,193,202

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	724,595,262	1,103,783,570

Total liabilities and shareholders’ equity	$869,237,428	$1,129,976,772

Shares outstanding (Note 1)	27,643,096	51,243,096

Net asset value per share (Note 1)	$26.21	$21.54

Market value per share (Note 1) (Note 2)	$26.26	$21.70

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
Federal Home Loan Discount Notes ^^ :
3.900% due 10/03/22	$200,000,000	$199,971,110
U.S. Treasury Bills ^^ :
2.253% due 10/06/22 †	50,000,000	49,989,230
0.637% due 11/03/22 †	181,000,000	180,573,727
2.682% due 11/17/22 †	30,000,000	29,892,000
3.026% due 12/01/22 †	75,000,000	74,638,628

Total short-term U.S. government and agency obligations (cost $535,375,763)		$535,064,695

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2022	1,450	$114,144,000	$14,409,192
WTI Crude Oil - NYMEX, expires June 2023	1,535	112,055,000	(9,187,751)
WTI Crude Oil - NYMEX, expires December 2023	1,610	112,152,600	(9,069,369)

			$(3,847,928)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/06/22	$175,709,387	$(19,603,867)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/22	218,463,160	(24,373,900)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/22	304,335,914	(33,954,709)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/06/22	165,828,296	(18,489,319)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/06/22	246,871,587	(27,534,403)

			Total Unrealized Depreciation	$(123,956,198)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$2,391,191	$86,370	$3,964,082	$365,778

Expenses
Management fee	2,118,088	2,775,351	8,301,804	8,104,728
Brokerage commissions	85,906	198,498	421,657	701,710
Futures account fees	19,466	215,514	381,754	632,199
Non-recurring fees and expenses	13,739	27,500	13,739	27,500

Total expenses	2,237,199	3,216,863	9,118,954	9,466,137

Net investment income (loss)	153,992	(3,130,493)	(5,154,872)	(9,100,359)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(58,028,223)	92,637,432	452,879,319	539,758,995
Swap agreements	(286,550,709)	13,693,131	365,260,911	221,428,455
Short-term U.S. government and agency obligations	—	(4,742)	(7,789)	(4,742)

Net realized gain (loss)	(344,578,932)	106,325,821	818,132,441	761,182,708

Change in net unrealized appreciation (depreciation) on
Futures contracts	(62,302,727)	(48,048,297)	(151,303,453)	123,440,274
Swap agreements	28,330,957	31,138,258	(187,884,491)	52,643,567
Short-term U.S. government and agency obligations	723,596	31,451	(268,326)	(7,634)

Change in net unrealized appreciation (depreciation)	(33,248,174)	(16,878,588)	(339,456,270)	176,076,207

Net realized and unrealized gain (loss)	(377,827,106)	89,447,233	478,676,171	937,258,915

Net income (loss)	$(377,673,114)	$86,316,740	$473,521,299	$928,158,556

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$1,060,867,238	$1,303,530,902	$1,103,783,570	$902,739,250

Addition of 10,400,000, 3,800,000, 20,700,000 and 17,400,000 shares, respectively (Note 1)	335,779,871	62,865,806	738,516,557	240,118,659
Redemption of 8,250,000, 18,800,000, 44,300,000 and 65,000,000 shares, respectively (Note 1)	(294,378,733)	(362,099,732)	(1,591,226,164)	(980,402,749)

Net addition (redemption) of 2,150,000, (15,000,000), (23,600,000) and (47,600,000) shares, respectively (Note 1)	41,401,138	(299,233,926)	(852,709,607)	(740,284,090)

Net investment income (loss)	153,992	(3,130,493)	(5,154,872)	(9,100,359)
Net realized gain (loss)	(344,578,932)	106,325,821	818,132,441	761,182,708
Change in net unrealized appreciation (depreciation)	(33,248,174)	(16,878,588)	(339,456,270)	176,076,207

Net income (loss)	(377,673,114)	86,316,740	473,521,299	928,158,556

Shareholders’ equity, end of period	$724,595,262	$1,090,613,716	$724,595,262	$1,090,613,716

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$473,521,299	$928,158,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(13,891,053,120)	(2,012,720,434)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	14,207,412,141	1,397,994,503
Net amortization and accretion on short-term U.S. government and agency obligations	(2,942,264)	(230,377)
Net realized (gain) loss on investments	7,789	4,742
Change in unrealized (appreciation) depreciation on investments	188,152,817	(52,635,933)
Decrease (Increase) in receivable on open futures contracts	(891,736)	(1,163,751)
Decrease (Increase) in interest receivable	(317,244)	6,625
Increase (Decrease) in payable to Sponsor	493,818	127,586
Increase (Decrease) in brokerage commissions and futures account fees payable	(18,209)	21,834
Increase (Decrease) in payable on open futures contracts	(22,405,789)	—
Increase (Decrease) in non-recurring fees and expenses payable	13,739	27,500

Net cash provided by (used in) operating activities	951,973,241	259,590,851

Cash flow from financing activities
Proceeds from addition of shares	738,516,557	240,118,659
Payment on shares redeemed	(1,574,816,957)	(967,135,937)

Net cash provided by (used in) financing activities	(836,300,400)	(727,017,278)

Net increase (decrease) in cash	115,672,841	(467,426,427)
Cash, beginning of period	217,287,389	667,259,596

Cash, end of period	$332,960,230	$199,833,169

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $106,619,159 and $90,936,719, respectively)	$106,563,264	$90,922,438
Cash	22,701,853	6,846,634
Segregated cash balances with brokers for futures contracts	99,662,520	47,289,091
Receivable from capital shares sold	—	20,448,741
Receivable on open futures contracts	70,013,901	33,998,620
Interest receivable	158,525	1,130

Total assets	299,100,063	199,506,654

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,661,693	—
Payable on open futures contracts	6,590,160	5,403,658
Brokerage commissions and futures account fees payable	15,382	63,628
Payable to Sponsor	441,940	147,190
Non-recurring fees and expenses payable	4,791	—

Total liabilities	9,713,966	5,614,476

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	289,386,097	193,892,178

Total liabilities and shareholders’ equity	$299,100,063	$199,506,654

Shares outstanding	5,437,527	7,587,527

Net asset value per share	$53.22	$25.55

Market value per share (Note 2)	$53.66	$26.09

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$32,000,000	$31,924,637
3.026% due 12/01/22	75,000,000	74,638,627

Total short-term U.S. government and agency obligations (cost $106,619,159)		$106,563,264

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2022	8,556	$578,898,960	$(97,363,745)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$909,204	$7,355	$1,095,255	$32,714

Expenses
Management fee	658,525	161,130	1,589,759	568,903
Brokerage commissions	97,589	40,472	300,747	195,831
Futures account fees	43,620	18,263	177,950	112,998
Non-recurring fees and expenses	4,791	—	4,791	—

Total expenses	804,525	219,865	2,073,247	877,732

Net investment income (loss)	104,679	(212,510)	(977,992)	(845,018)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,889,116)	33,925,711	235,322,266	80,409,384
Short-term U.S. government and agency obligations	(4,181)	12	(7,633)	563

Net realized gain (loss)	(5,893,297)	33,925,723	235,314,633	80,409,947

Change in net unrealized appreciation (depreciation) on
Futures contracts	97,063,212	25,134,988	(89,157,584)	35,685,009
Short-term U.S. government and agency obligations	158,315	720	(41,614)	(252)

Change in net unrealized appreciation (depreciation)	97,221,527	25,135,708	(89,199,198)	35,684,757

Net realized and unrealized gain (loss)	91,328,230	59,061,431	146,115,435	116,094,704

Net income (loss)	$91,432,909	$58,848,921	$145,137,443	$115,249,686

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$187,297,842	$70,213,227	$193,892,178	$169,800,371

Addition of 6,000,000, 1,150,000, 15,100,000 and 5,200,000 shares, respectively	425,638,048	79,122,213	1,063,004,747	169,309,627
Redemption of 5,300,000, 1,400,000, 17,250,000 and 11,550,000 shares, respectively	(414,982,702)	(63,145,980)	(1,112,648,271)	(309,321,303)

Net addition (redemption) of 700,000, (250,000), (2,150,000) and (6,350,000) shares, respectively	10,655,346	15,976,233	(49,643,524)	(140,011,676)

Net investment income (loss)	104,679	(212,510)	(977,992)	(845,018)
Net realized gain (loss)	(5,893,297)	33,925,723	235,314,633	80,409,947
Change in net unrealized appreciation (depreciation)	97,221,527	25,135,708	(89,199,198)	35,684,757

Net income (loss)	91,432,909	58,848,921	145,137,443	115,249,686

Shareholders’ equity, end of period	$289,386,097	$145,038,381	$289,386,097	$145,038,381

See accompanying
notes
to
financial
statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$145,137,443	$115,249,686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(750,045,262)	(143,979,838)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	734,916,266	140,999,619
Net amortization and accretion on short-term U.S. government and agency obligations	(561,077)	(16,708)
Net realized (gain) loss on investments	7,633	(563)
Change in unrealized (appreciation) depreciation on investments	41,614	252
Decrease (Increase) in receivable on open futures contracts	(36,015,281)	1,271,737
Decrease (Increase) in interest receivable	(157,395)	3,261
Increase (Decrease) in payable to Sponsor	294,750	(86,599)
Increase (Decrease) in brokerage commissions and futures account fees payable	(48,246)	145
Increase (Decrease) in payable on open futures contracts	1,186,502	—
Increase (Decrease) in non-recurring fees and expenses payable	4,791	—

Net cash provided by (used in) operating activities	94,761,738	113,440,992

Cash flow from financing activities
Proceeds from addition of shares	1,083,453,488	156,788,492
Payment on shares redeemed	(1,109,986,578)	(320,453,849)

Net cash provided by (used in) financing activities	(26,533,090)	(163,665,357)

Net increase (decrease) in cash	68,228,648	(50,224,365)
Cash, beginning of period	54,135,725	137,292,722

Cash, end of period	$122,364,373	$87,068,357

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $697,652 and $998,130, respectively)	$696,356	$997,678
Cash	11,775,775	6,891,458
Segregated cash balances with brokers for foreign currency forward contracts	1,359,000	691,000
Unrealized appreciation on foreign currency forward contracts	—	84,150
Receivable from capital shares sold	478,304	—
Interest receivable	13,338	153

Total assets	14,322,773	8,664,439

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	21,934	3,846
Unrealized depreciation on foreign currency forward contracts	431,231	1,498
Non-recurring fees and expenses payable	237	—

Total liabilities	453,402	5,344

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,869,371	8,659,095

Total liabilities and shareholders’ equity	$14,322,773	$8,664,439

Shares outstanding	1,450,000	650,000

Net asset value per share	$9.57	$13.32

Market value per share (Note 2)	$9.57	$13.33

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(5% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.554% due 11/03/22 †	$698,000	$696,356

Total short-term U.S. government and agency obligations (cost $697,652)		$696,356

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/07/22	12,276,921	$12,037,961	$(194,303)
Euro with UBS AG	10/07/22	17,572,502	17,230,469	(236,275)

			Total Unrealized Depreciation	$(430,578)

Contracts to Sell
Euro with UBS AG	10/07/22	(1,566,000)	$(1,535,519)	$(653)

			Total Unrealized Depreciation	$(653)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$36,856	$393	$47,965	$1,415

Expenses
Management fee	31,331	8,664	66,646	28,158
Non-recurring fees and expenses	237	—	237	—

Total expenses	31,568	8,664	66,883	28,158

Net investment income (loss)	5,288	(8,271)	(18,918)	(26,743)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,618,381)	(254,219)	(2,505,776)	(186,149)
Short-term U.S. government and agency obligations	—	—	(5,949)	—

Net realized gain (loss)	(1,618,381)	(254,219)	(2,511,725)	(186,149)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(98,836)	72,810	(513,883)	(251,422)
Short-term U.S. government and agency obligations	3,824	43	(844)	4

Change in net unrealized appreciation (depreciation)	(95,012)	72,853	(514,727)	(251,418)

Net realized and unrealized gain (loss)	(1,713,393)	(181,366)	(3,026,452)	(437,567)

Net income (loss)	$(1,708,105)	$(189,637)	$(3,045,370)	$(464,310)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$9,415,626	$3,668,741	$8,659,095	$4,737,350

Addition of 700,000, –, 1,250,000 and 100,000 shares, respectively	7,168,239	—	13,537,061	1,488,793
Redemption of 100,000, –, 450,000 and 150,000 shares, respectively	(1,006,389)	—	(5,281,415)	(2,282,729)

Net addition (redemption) of 600,000, –, 800,000 and (50,000) shares, respectively	6,161,850	—	8,255,646	(793,936)

Net investment income (loss)	5,288	(8,271)	(18,918)	(26,743)
Net realized gain (loss)	(1,618,381)	(254,219)	(2,511,725)	(186,149)
Change in net unrealized appreciation (depreciation)	(95,012)	72,853	(514,727)	(251,418)

Net income (loss)	(1,708,105)	(189,637)	(3,045,370)	(464,310)

Shareholders’ equity, end of period	$13,869,371	$3,479,104	$13,869,371	$3,479,104

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(3,045,370)	$(464,310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,984,290)	(3,999,381)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	6,290,250	3,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(11,431)	(531)
Net realized (gain) loss on investments	5,949	—
Change in unrealized (appreciation) depreciation on investments	514,727	251,418
Decrease (Increase) in interest receivable	(13,185)	62
Increase (Decrease) in payable to Sponsor	18,088	(812)
Increase (Decrease) in non-recurring fees and expenses payable	237	—

Net cash provided by (used in) operating activities	(2,225,025)	(1,213,554)

Cash flow from financing activities
Proceeds from addition of shares	13,058,757	1,488,793
Payment on shares redeemed	(5,281,415)	(2,282,729)

Net cash provided by (used in) financing activities	7,777,342	(793,936)

Net increase (decrease) in cash	5,552,317	(2,007,490)
Cash, beginning of period	7,582,458	4,652,092

Cash, end of period	$13,134,775	$2,644,602

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $143,646,462 and $207,964,168, respectively)	$143,619,527	$207,956,320
Cash	8,231,351	9,328,332
Segregated cash balances with brokers for futures contracts	2,374,050	6,093,750
Segregated cash balances with brokers for swap agreements	12,629,200	—
Unrealized appreciation on swap agreements	—	8,639,188
Receivable on open futures contracts	120,937	944,644
Interest receivable	40,392	690

Total assets	167,015,457	232,962,924

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	—	4,034
Payable to Sponsor	303,801	178,356
Unrealized depreciation on swap agreements	6,686,424	—
Non-recurring fees and expenses payable	2,940	—

Total liabilities	6,993,165	182,390

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	160,022,292	232,780,534

Total liabilities and shareholders’ equity	$167,015,457	$232,962,924

Shares outstanding	3,400,000	3,900,000

Net asset value per share	$47.07	$59.69

Market value per share (Note 2)	$46.93	$59.81

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.253% due 10/06/22 †	$50,000,000	$49,989,230
0.223% due 11/03/22 †	14,000,000	13,967,029
2.682% due 11/17/22 †	40,000,000	39,856,000
3.026% due 12/01/22 †	40,000,000	39,807,268

Total short-term U.S. government and agency obligations (cost $143,646,462)		$143,619,527

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2022	409	$68,384,800	$(1,627,042)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/22	$100,068,860	$(2,464,705)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/22	47,529,603	(1,657,776)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/22	104,098,025	(2,563,943)

			Total Unrealized Depreciation	$(6,686,424)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$678,282	$14,338	$1,092,549	$70,259

Expenses
Management fee	475,457	582,103	1,863,020	1,718,350
Brokerage commissions	8,176	9,421	43,899	32,974
Futures account fees	—	19,008	28,169	64,764
Non-recurring fees and expenses	2,940	—	2,940	—

Total expenses	486,573	610,532	1,938,028	1,816,088

Net investment income (loss)	191,709	(596,194)	(845,479)	(1,745,829)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,871,427)	(3,125,004)	(22,577,746)	(12,636,331)
Swap agreements	(25,954,159)	(18,733,085)	(17,330,327)	(14,963,523)
Short-term U.S. government and agency obligations	(708)	—	(708)	245

Net realized gain (loss)	(39,826,294)	(21,858,089)	(39,908,781)	(27,599,609)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,305,467	319,305	(2,281,936)	(6,583,282)
Swap agreements	(234,566)	15,245,013	(15,325,612)	(12,547,844)
Short-term U.S. government and agency obligations	151,932	9,966	(19,087)	(5,396)

Change in net unrealized appreciation (depreciation)	2,222,833	15,574,284	(17,626,635)	(19,136,522)

Net realized and unrealized gain (loss)	(37,603,461)	(6,283,805)	(57,535,416)	(46,736,131)

Net income (loss)	$(37,411,752)	$(6,879,999)	$(58,380,895)	$(48,481,960)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$239,938,853	$243,456,703	$232,780,534	$263,540,473

Addition of 50,000, 250,000, 1,650,000 and 1,250,000 shares, respectively	2,645,499	14,836,141	104,903,214	75,112,671
Redemption of 900,000, 350,000, 2,150,000 and 1,000,000 shares, respectively	(45,150,308)	(20,494,998)	(119,280,561)	(59,253,337)

Net addition (redemption) of (850,000), (100,000), (500,000) and 250,000 shares, respectively	(42,504,809)	(5,658,857)	(14,377,347)	15,859,334

Net investment income (loss)	191,709	(596,194)	(845,479)	(1,745,829)
Net realized gain (loss)	(39,826,294)	(21,858,089)	(39,908,781)	(27,599,609)
Change in net unrealized appreciation (depreciation)	2,222,833	15,574,284	(17,626,635)	(19,136,522)

Net income (loss)	(37,411,752)	(6,879,999)	(58,380,895)	(48,481,960)

Shareholders’ equity, end of period	$160,022,292	$230,917,847	$160,022,292	$230,917,847

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(58,380,895)	$(48,481,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(913,776,847)	(502,945,919)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	978,997,411	391,999,771
Net amortization and accretion on short-term U.S. government and agency obligations	(903,566)	(45,150)
Net realized (gain) loss on investments	708	(245)
Change in unrealized (appreciation) depreciation on investments	15,344,699	12,553,240
Decrease (Increase) in receivable on open futures contracts	823,707	(2,562,837)
Decrease (Increase) in interest receivable	(39,702)	3,902
Increase (Decrease) in payable to Sponsor	125,445	(42,591)
Increase (Decrease) in brokerage commissions and futures account fees payable	(4,034)	5,068
Increase (Decrease) in non-recurring fees and expenses payable	2,940	—

Net cash provided by (used in) operating activities	22,189,866	(149,516,721)

Cash flow from financing activities
Proceeds from addition of shares	104,903,214	75,112,671
Payment on shares redeemed	(119,280,561)	(56,471,438)

Net cash provided by (used in) financing activities	(14,377,347)	18,641,233

Net increase (decrease) in cash	7,812,519	(130,875,488)
Cash, beginning of period	15,422,082	183,452,109

Cash, end of period	$23,234,601	$52,576,621

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $162,706,493 and $451,896,236, respectively)	$162,611,595	$451,872,982
Cash	42,840,235	10,985,565
Segregated cash balances with brokers for futures contracts	16,278,750	14,502,938
Segregated cash balances with brokers for swap agreements	70,036,000	—
Unrealized appreciation on swap agreements	26,804,548	40,591,699
Receivable from capital shares sold	4,168,994	—
Receivable on open futures contracts	1,699,398	1,384,919
Interest receivable	73,633	1,582

Total assets	324,513,153	519,339,685

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,483,770
Brokerage commissions and futures account fees payable	—	9,833
Payable to Sponsor	536,368	392,488
Non-recurring fees and expenses payable	5,922	—

Total liabilities	542,290	3,886,091

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	323,970,863	515,453,594

Total liabilities and shareholders’ equity	$324,513,153	$519,339,685

Shares outstanding	15,546,526	14,796,526

Net asset value per share	$20.84	$34.84

Market value per share (Note 2)	$20.76	$34.74

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.253% due 10/06/22 †	$50,000,000	$49,989,230
0.223% due 11/03/22 †	43,000,000	42,898,731
2.682% due 11/17/22 †	50,000,000	49,820,000
3.026% due 12/01/22	20,000,000	19,903,634

Total short-term U.S. government and agency obligations (cost $162,706,493)		$162,611,595

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2022	2,163	$205,906,785	$(329,232)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/22	$142,330,643	$8,433,031
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/06/22	18,803,260	1,725,874
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/22	156,302,767	9,256,039
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/22	124,719,934	7,389,604

			Total Unrealized Appreciation	$26,804,548

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$824,171	$44,511	$1,386,134	$208,169

Expenses
Management fee	798,802	1,394,627	3,098,741	4,640,919
Brokerage commissions	34,796	27,419	94,079	114,716
Futures account fees	—	47,170	26,693	258,250
Non-recurring fees and expenses	5,922	—	5,922	—

Total expenses	839,520	1,469,216	3,225,435	5,013,885

Net investment income (loss)	(15,349)	(1,424,705)	(1,839,301)	(4,805,716)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,577,109)	(49,762,947)	(30,191,493)	(32,273,408)
Swap agreements	(133,807,652)	(151,552,363)	(156,750,416)	(47,760,872)
Short-term U.S. government and agency obligations	(6,553)	(4,720)	(7,717)	(4,529)

Net realized gain (loss)	(147,391,314)	(201,320,030)	(186,949,626)	(80,038,809)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,988,709	9,589,898	(2,835,777)	(42,630,013)
Swap agreements	87,216,478	(15,630,674)	(13,787,151)	(149,513,235)
Short-term U.S. government and agency obligations	272,285	22,486	(71,644)	(13,068)

Change in net unrealized appreciation (depreciation)	91,477,472	(6,018,290)	(16,694,572)	(192,156,316)

Net realized and unrealized gain (loss)	(55,913,842)	(207,338,320)	(203,644,198)	(272,195,125)

Net income (loss)	$(55,929,191)	$(208,763,025)	$(205,483,499)	$(277,000,841)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$355,577,515	$661,778,727	$515,453,594	$745,304,028

Addition of 2,450,000, 1,050,000, 4,250,000 and 4,450,000 shares, respectively	52,469,935	38,538,861	118,129,234	205,312,655
Redemption of 1,250,000, 300,000, 3,500,000 and 4,000,000 shares, respectively	(28,147,396)	(11,245,087)	(104,128,466)	(193,306,366)

Net addition (redemption) of 1,200,000, 750,000, 750,000 and 450,000 shares, respectively	24,322,539	27,293,774	14,000,768	12,006,289

Net investment income (loss)	(15,349)	(1,424,705)	(1,839,301)	(4,805,716)
Net realized gain (loss)	(147,391,314)	(201,320,030)	(186,949,626)	(80,038,809)
Change in net unrealized appreciation (depreciation)	91,477,472	(6,018,290)	(16,694,572)	(192,156,316)

Net income (loss)	(55,929,191)	(208,763,025)	(205,483,499)	(277,000,841)

Shareholders’ equity, end of period	$323,970,863	$480,309,476	$323,970,863	$480,309,476

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(205,483,499)	$(277,000,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,619,720,954)	(1,369,823,802)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,909,963,011	1,119,994,333
Net amortization and accretion on short-term U.S. government and agency obligations	(1,060,031)	(160,958)
Net realized (gain) loss on investments	7,717	4,529
Change in unrealized (appreciation) depreciation on investments	13,858,795	149,526,303
Decrease (Increase) in receivable on open futures contracts	(314,479)	(421,500)
Decrease (Increase) in interest receivable	(72,051)	6,942
Increase (Decrease) in payable to Sponsor	143,880	(90,946)
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,833)	9,969
Increase (Decrease) in payable on open futures contracts	—	(2,038,135)
Increase (Decrease) in non-recurring fees and expenses payable	5,922	—

Net cash provided by (used in) operating activities	97,318,478	(379,994,106)

Cash flow from financing activities
Proceeds from addition of shares	113,960,240	205,312,655
Payment on shares redeemed	(107,612,236)	(193,306,366)

Net cash provided by (used in) financing activities	6,348,004	12,006,289

Net increase (decrease) in cash	103,666,482	(367,987,817)
Cash, beginning of period	25,488,503	446,401,960

Cash, end of period	$129,154,985	$78,414,143

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $273,396,698 and $221,725,609, respectively)	$273,202,387	$221,660,593
Cash	134,170,524	108,688,034
Segregated cash balances with brokers for futures contracts	363,142,800	463,432,845
Receivable on open futures contracts	262,520,415	33,597,688
Interest receivable	1,050,905	5,060

Total assets	1,034,087,031	827,384,220

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	36,597,293	—
Payable on open futures contracts	—	9,447,456
Brokerage commissions and futures account fees payable	66,068	167,855
Payable to Sponsor	1,913,775	611,836
Unrealized depreciation on swap agreements	—	477,437
Non-recurring fees and expenses payable	20,117	—

Total liabilities	38,597,253	10,704,584

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	995,489,778	816,679,636

Total liabilities and shareholders’ equity	$1,034,087,031	$827,384,220

Shares outstanding	77,328,420	65,828,420

Net asset value per share	$12.87	$12.41

Market value per share (Note 2)	$12.85	$12.43

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.253% due 10/06/22	$50,000,000	$49,989,230
0.223% due 11/03/22	94,000,000	93,778,621
2.682% due 11/17/22	50,000,000	49,820,000
3.026% due 12/01/22	80,000,000	79,614,536

Total short-term U.S. government and agency obligations (cost $273,396,698)		$273,202,387

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2022	28,597	$901,263,052	$167,070,593
VIX Futures - Cboe, expires November 2022	19,065	592,381,961	29,704,256

			$196,774,849

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$3,945,136	$11,979	$4,471,067	$328,504

Expenses
Management fee	2,831,005	2,221,755	7,085,920	8,897,953
Brokerage commissions	1,276,819	1,095,975	3,183,788	4,225,879
Futures account fees	219,828	688,048	1,446,639	3,243,304
Non-recurring fees and expenses	20,117	—	20,117	—

Total expenses	4,347,769	4,005,778	11,736,464	16,367,136

Net investment income (loss)	(402,633)	(3,993,799)	(7,265,397)	(16,038,632)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(289,871,717)	(185,968,398)	59,605,816	(1,650,738,359)
Swap agreements	—	(12,412,592)	22,556,586	(106,689,716)
Short-term U.S. government and agency obligations	(2,037)	—	(355,124)	20,657

Net realized gain (loss)	(289,873,754)	(198,380,990)	81,807,278	(1,757,407,418)

Change in net unrealized appreciation (depreciation) on
Futures contracts	161,330,331	178,803,476	323,131,606	138,543,548
Swap agreements	—	7,933,765	477,437	7,958,572
Short-term U.S. government and agency obligations	414,952	4,980	(129,295)	(3,982)

Change in net unrealized appreciation (depreciation)	161,745,283	186,742,221	323,479,748	146,498,138

Net realized and unrealized gain (loss)	(128,128,471)	(11,638,769)	405,287,026	(1,610,909,280)

Net income (loss)	$(128,531,104)	$(15,632,568)	$398,021,629	$(1,626,947,912)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$975,683,533	$840,870,703	$816,679,636	$1,356,204,199

Addition of 93,400,000, 37,800,000, 234,900,000 and 70,385,000 shares, respectively	1,064,364,417	923,628,398	3,035,837,360	3,297,406,475
Redemption of 83,300,000, 26,150,000, 223,400,000 and 41,319,671 shares, respectively	(916,027,068)	(728,020,660)	(3,255,048,847)	(2,005,816,889)

Net addition (redemption) of 10,100,000, 11,650,000, 11,500,000 and 29,065,329 shares, respectively	148,337,349	195,607,738	(219,211,487)	1,291,589,586

Net investment income (loss)	(402,633)	(3,993,799)	(7,265,397)	(16,038,632)
Net realized gain (loss)	(289,873,754)	(198,380,990)	81,807,278	(1,757,407,418)
Change in net unrealized appreciation (depreciation)	161,745,283	186,742,221	323,479,748	146,498,138

Net income (loss)	(128,531,104)	(15,632,568)	398,021,629	(1,626,947,912)

Shareholders’ equity, end of period	$995,489,778	$1,020,845,873	$995,489,778	$1,020,845,873

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$398,021,629	$(1,626,947,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,540,406,696)	(1,136,829,195)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,489,474,762	1,106,989,987
Net amortization and accretion on short-term U.S. government and agency obligations	(1,094,279)	(132,855)
Net realized (gain) loss on investments	355,124	(20,657)
Change in unrealized (appreciation) depreciation on investments	(348,142)	(7,954,590)
Decrease (Increase) in receivable on open futures contracts	(228,922,727)	(47,960,346)
Decrease (Increase) in interest receivable	(1,045,845)	1,723
Increase (Decrease) in payable to Sponsor	1,301,939	(244,979)
Increase (Decrease) in brokerage commissions and futures account fees payable	(101,787)	(240,141)
Increase (Decrease) in payable on open futures contracts	(9,447,456)	(16,496,871)
Increase (Decrease) in non-recurring fees and expenses payable	20,117	—

Net cash provided by (used in) operating activities	107,806,639	(1,729,835,836)

Cash flow from financing activities
Proceeds from addition of shares	3,035,837,360	3,346,492,863
Payment on shares redeemed	(3,218,451,554)	(1,978,946,702)

Net cash provided by (used in) financing activities	(182,614,194)	1,367,546,161

Net increase (decrease) in cash	(74,807,555)	(362,289,675)
Cash, beginning of period	572,120,879	1,069,671,996

Cash, end of period	$497,313,324	$707,382,321

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $999,501 and $–, respectively)	$997,645	$—
Cash	8,613,130	2,232,820
Segregated cash balances with brokers for foreign currency forward contracts	650,000	225,000
Unrealized appreciation on foreign currency forward contracts	6,055	821
Interest receivable	9,981	95

Total assets	10,276,811	2,458,736

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	16,256	1,954
Unrealized depreciation on foreign currency forward contracts	101,172	93,933
Non-recurring fees and expenses payable	194	—

Total liabilities	117,622	95,887

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,159,189	2,362,849

Total liabilities and shareholders’ equity	$10,276,811	$2,458,736

Shares outstanding	349,970	49,970

Net asset value per share	$29.03	$47.29

Market value per share (Note 2)	$29.06	$47.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(10% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.554% due 11/03/22 †	$1,000,000	$997,645

Total short-term U.S. government and agency obligations (cost $999,501)		$997,645

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/07/22	1,186,245,517	$8,201,765	$(41,852)
Yen with UBS AG	10/07/22	1,919,545,856	13,271,845	(59,320)

			Total Unrealized Depreciation	$(101,172)

Contracts to Sell
Yen with Goldman Sachs International	10/07/22	(33,368,000)	$(230,708)	$1,998
Yen with UBS AG	10/07/22	(133,030,000)	(919,774)	4,057

			Total Unrealized Appreciation	$6,055

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$25,362	$260	$29,299	$923

Expenses
Management fee	21,245	6,233	34,710	19,144
Non-recurring fees and expenses	194	—	194	—

Total expenses	21,439	6,233	34,904	19,144

Net investment income (loss)	3,923	(5,973)	(5,605)	(18,221)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,652,590)	(25,554)	(2,532,839)	(305,028)
Short-term U.S. government and agency obligations	—	—	1,548	—

Net realized gain (loss)	(1,652,590)	(25,554)	(2,531,291)	(305,028)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(17,967)	10,988	(2,005)	(126,353)
Short-term U.S. government and agency obligations	3,286	71	(1,856)	(17)

Change in net unrealized appreciation (depreciation)	(14,681)	11,059	(3,861)	(126,370)

Net realized and unrealized gain (loss)	(1,667,271)	(14,495)	(2,535,152)	(431,398)

Net income (loss)	$(1,663,348)	$(20,468)	$(2,540,757)	$(449,619)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$5,024,773	$2,560,348	$2,362,849	$2,989,499

Addition of 250,000, –, 350,000 and – shares, respectively	8,285,325	—	11,824,658	—
Redemption of 50,000, –, 50,000 and – shares, respectively	(1,487,561)	—	(1,487,561)	—

Net addition (redemption) of 200,000, –, 300,000 and – shares, respectively	6,797,764	—	10,337,097	—

Net investment income (loss)	3,923	(5,973)	(5,605)	(18,221)
Net realized gain (loss)	(1,652,590)	(25,554)	(2,531,291)	(305,028)
Change in net unrealized appreciation (depreciation)	(14,681)	11,059	(3,861)	(126,370)

Net income (loss)	(1,663,348)	(20,468)	(2,540,757)	(449,619)

Shareholders’ equity, end of period	$10,159,189	$2,539,880	$10,159,189	$2,539,880

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(2,540,757)	$(449,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(995,769)	(1,499,740)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,548	500,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,732)	(230)
Net realized (gain) loss on investments	(1,548)	—
Change in unrealized (appreciation) depreciation on investments	3,861	126,370
Decrease (Increase) in interest receivable	(9,886)	45
Increase (Decrease) in payable to Sponsor	14,302	(355)
Increase (Decrease) in non-recurring fees and expenses payable	194	—

Net cash provided by (used in) operating activities	(3,531,787)	(1,323,529)

Cash flow from financing activities
Proceeds from addition of shares	11,824,658	—
Payment on shares redeemed	(1,487,561)	—

Net cash provided by (used in) financing activities	10,337,097	—

Net increase (decrease) in cash	6,805,310	(1,323,529)
Cash, beginning of period	2,457,820	2,924,696

Cash, end of period	$9,263,130	$1,601,167

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $120,732,500 and $55,932,300, respectively)	$120,666,762	$55,916,023
Cash	124,862,617	29,602,412
Segregated cash balances with brokers for futures contracts	125,179,826	24,841,141
Receivable on open futures contracts	7,457,604	4,064,439
Interest receivable	330,847	1,359

Total assets	378,497,656	114,425,374

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,744,403	—
Payable on open futures contracts	229,660	175,557
Brokerage commissions and futures account fees payable	11,258	7,944
Payable to Sponsor	713,698	74,271
Non-recurring fees and expenses payable	7,548	—

Total liabilities	9,706,567	257,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	368,791,089	114,167,602

Total liabilities and shareholders’ equity	$378,497,656	$114,425,374

Shares outstanding (Note 1)	12,155,220	1,776,760

Net asset value per share (Note 1)	$30.34	$64.26

Market value per share (Note 1) (Note 2)	$30.28	$63.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.253% due 10/06/22	$35,000,000	$34,992,461
0.223% due 11/03/22	36,000,000	35,915,216
3.026% due 12/01/22	50,000,000	49,759,085

Total short-term U.S. government and agency obligations (cost $120,732,500)		$120,666,762

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2022	3,174	$249,857,280	$38,891,587
WTI Crude Oil - NYMEX, expires June 2023	3,344	244,112,000	41,214,314
WTI Crude Oil - NYMEX, expires December 2023	3,500	243,810,000	25,208,203

			$105,314,104

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$1,748,548	$6,891	$2,091,754	$36,069

Expenses
Management fee	1,160,746	201,146	2,599,503	603,444
Brokerage commissions	148,121	29,277	332,256	100,902
Futures account fees	39,563	18,193	195,542	83,373
Non-recurring fees and expenses	7,548	—	7,548	—

Total expenses	1,355,978	248,616	3,134,849	787,719

Net investment income (loss)	392,570	(241,725)	(1,043,095)	(751,650)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	66,444,885	(11,449,562)	(142,631,216)	(86,637,748)

Net realized gain (loss)	66,444,885	(11,449,562)	(142,631,216)	(86,637,748)

Change in net unrealized appreciation (depreciation) on
Futures contracts	76,797,273	(1,521,543)	113,723,566	(5,829,347)
Short-term U.S. government and agency obligations	190,676	650	(49,461)	(134)

Change in net unrealized appreciation (depreciation)	76,987,949	(1,520,893)	113,674,105	(5,829,481)

Net realized and unrealized gain (loss)	143,432,834	(12,970,455)	(28,957,111)	(92,467,229)

Net income (loss)	$143,825,404	$(13,212,180)	$(30,000,206)	$(93,218,879)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$501,157,304	$79,400,059	$114,167,602	$96,839,233

Addition of 11,050,000, 670,000, 38,940,000 and 1,447,500 shares, respectively (Note 1)	263,018,131	56,590,239	1,051,908,930	164,074,678
Redemption of 20,650,000, 310,000, 28,561,540 and 627,734 shares, respectively (Note 1)	(539,209,750)	(29,202,905)	(767,285,237)	(74,119,819)

Net addition (redemption) of (9,600,000), 360,000, 10,378,460 and 819,766 shares, respectively (Note 1)	(276,191,619)	27,387,334	284,623,693	89,954,859

Net investment income (loss)	392,570	(241,725)	(1,043,095)	(751,650)
Net realized gain (loss)	66,444,885	(11,449,562)	(142,631,216)	(86,637,748)
Change in net unrealized appreciation (depreciation)	76,987,949	(1,520,893)	113,674,105	(5,829,481)

Net income (loss)	143,825,404	(13,212,180)	(30,000,206)	(93,218,879)

Shareholders’ equity, end of period	$368,791,089	$93,575,213	$368,791,089	$93,575,213

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(30,000,206)	$(93,218,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,037,566,739)	(117,984,270)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,974,000,000	85,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,233,461)	(12,980)
Change in unrealized (appreciation) depreciation on investments	49,461	134
Decrease (Increase) in receivable on open futures contracts	(3,393,165)	60,902
Decrease (Increase) in interest receivable	(329,488)	1,916
Increase (Decrease) in payable to Sponsor	639,427	(13,396)
Increase (Decrease) in brokerage commissions and futures account fees payable	3,314	12,910
Increase (Decrease) in payable on open futures contracts	54,103	(113,895)
Increase (Decrease) in non-recurring fees and expenses payable	7,548	—

Net cash provided by (used in) operating activities	(97,769,206)	(126,267,558)

Cash flow from financing activities
Proceeds from addition of shares	1,051,908,930	164,074,678
Payment on shares redeemed	(758,540,834)	(74,119,819)

Net cash provided by (used in) financing activities	293,368,096	89,954,859

Net increase (decrease) in cash	195,598,890	(36,312,699)
Cash, beginning of period	54,443,553	97,113,373

Cash, end of period	$250,042,443	$60,800,674

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $84,743,350 and $123,855,553, respectively)	$84,676,656	$123,821,548
Cash	33,650,436	53,547,476
Segregated cash balances with brokers for futures contracts	88,384,720	59,453,451
Receivable on open futures contracts	47,756,152	30,090,351
Interest receivable	280,451	1,749

Total assets	254,748,415	266,914,575

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,781,470	15,986,002
Payable on open futures contracts	—	8,542,438
Brokerage commissions and futures account fees payable	23,356	46,867
Payable to Sponsor	548,217	194,138
Non-recurring fees and expenses payable	5,374	—

Total liabilities	12,358,417	24,769,445

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	242,389,998	242,145,130

Total liabilities and shareholders’ equity	$254,748,415	$266,914,575

Shares outstanding (Note 1)	13,966,856	978,742

Net asset value per share (Note 1)	$17.35	$247.40

Market value per share (Note 1) (Note 2)	$17.21	$242.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$35,000,000	$34,917,571
3.026% due 12/01/22	50,000,000	49,759,085

Total short-term U.S. government and agency obligations (cost $84,743,350)		$84,676,656

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2022	7,167	$484,919,220	$130,293,612

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$953,050	$9,879	$1,131,063	$25,512

Expenses
Management fee	730,949	258,824	1,784,017	609,472
Brokerage commissions	173,386	67,808	539,244	249,831
Futures account fees	48,485	42,064	255,370	99,190
Non-recurring fees and expenses	5,374	—	5,374	—

Total expenses	958,194	368,696	2,584,005	958,493

Net investment income (loss)	(5,144)	(358,817)	(1,452,942)	(932,981)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,173,631	(95,609,878)	(389,138,752)	(112,274,576)
Short-term U.S. government and agency obligations	(57,864)	—	(116,673)	—

Net realized gain (loss)	8,115,767	(95,609,878)	(389,255,425)	(112,274,576)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(23,776,729)	(17,870,697)	116,857,361	(35,668,153)
Short-term U.S. government and agency obligations	309,345	(839)	(32,689)	(2,080)

Change in net unrealized appreciation (depreciation)	(23,467,384)	(17,871,536)	116,824,672	(35,670,233)

Net realized and unrealized gain (loss)	(15,351,617)	(113,481,414)	(272,430,753)	(147,944,809)

Net income (loss)	$(15,356,761)	$(113,840,231)	$(273,883,695)	$(148,877,790)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$211,823,446	$97,525,300	$242,145,130	$24,977,745

Addition of 58,900,000, 1,025,000, 82,240,000 and 1,402,500 shares, respectively (Note 1)	790,506,039	210,189,776	1,734,541,781	446,153,207
Redemption of 49,900,000, 265,000, 69,251,886 and 442,500 shares, respectively (Note 1)	(744,582,726)	(55,406,168)	(1,460,413,218)	(183,784,485)

Net addition (redemption) of 9,000,000, 760,000, 12,988,114 and 960,000 shares, respectively (Note 1)	45,923,313	154,783,608	274,128,563	262,368,722

Net investment income (loss)	(5,144)	(358,817)	(1,452,942)	(932,981)
Net realized gain (loss)	8,115,767	(95,609,878)	(389,255,425)	(112,274,576)
Change in net unrealized appreciation (depreciation)	(23,467,384)	(17,871,536)	116,824,672	(35,670,233)

Net income (loss)	(15,356,761)	(113,840,231)	(273,883,695)	(148,877,790)

Shareholders’ equity, end of period	$242,389,998	$138,468,677	$242,389,998	$138,468,677

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$(273,883,695)	$(148,877,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(641,286,804)	(144,983,115)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	680,730,195	98,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(447,861)	(12,252)
Net realized (gain) loss on investments	116,673	–
Change in unrealized (appreciation) depreciation on investments	32,689	2,080
Decrease (Increase) in receivable on open futures contracts	(17,665,801)	–
Decrease (Increase) in interest receivable	(278,702)	(2,114)
Increase (Decrease) in payable to Sponsor	354,079	85,465
Increase (Decrease) in brokerage commissions and futures account fees payable	(23,511)	27,103
Increase (Decrease) in payable on open futures contracts	(8,542,438)	14,455,099
Increase (Decrease) in non-recurring fees and expenses payable	5,374	–

Net cash provided by (used in) operating activities	(260,889,802)	(181,305,524)

Cash flow from financing activities
Proceeds from addition of shares	1,734,541,781	446,153,207
Payment on shares redeemed	(1,464,617,750)	(170,017,033)

Net cash provided by (used in) financing activities	269,924,031	276,136,174

Net increase (decrease) in cash	9,034,229	94,830,650
Cash, beginning of period	113,000,927	19,147,382

Cash, end of period	$122,035,156	$113,978,032

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $45,894,901 and $46,968,288, respectively)	$45,854,318	$46,961,125
Cash	42,105,160	7,554,065
Segregated cash balances with brokers for foreign currency forward contracts	3,350,000	—
Unrealized appreciation on foreign currency forward contracts	3,108,883	135,118
Receivable from capital shares sold	549	—
Interest receivable	62,104	603

Total assets	94,481,014	54,650,911

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,484,180	—
Payable to Sponsor	142,878	44,707
Unrealized depreciation on foreign currency forward contracts	267,843	343,159
Non-recurring fees and expenses payable	1,835	—

Total liabilities	3,896,736	387,866

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	90,584,278	54,263,045

Total liabilities and shareholders’ equity	$94,481,014	$54,650,911

Shares outstanding	2,600,000	2,100,000

Net asset value per share	$34.84	$25.84

Market value per share (Note 2)	$34.88	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22 †	$16,000,000	$15,962,318
2.682% due 11/17/22	30,000,000	29,892,000

Total short-term U.S. government and agency obligations (cost $45,894,901)		$45,854,318

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	10/07/22	38,000,000	$37,260,363	$(267,843)

			Total Unrealized Depreciation	$(267,843)

Contracts to Sell
Euro with Goldman Sachs International	10/07/22	(78,612,263)	$(77,082,144)	$1,292,731
Euro with UBS AG	10/07/22	(144,189,199)	(141,382,682)	1,816,152

			Total Unrealized Appreciation	$3,108,883

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$230,824	$5,008	$285,240	$17,814

Expenses
Management fee	203,036	116,733	467,426	355,451
Non-recurring fees and expenses	1,835	—	1,835	—

Total expenses	204,871	116,733	469,261	355,451

Net investment income (loss)	25,953	(111,725)	(184,021)	(337,637)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	11,086,708	2,974,466	16,693,971	2,249,236
Short-term U.S. government and agency obligations	—	—	210,974	—

Net realized gain (loss)	11,086,708	2,974,466	16,904,945	2,249,236

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(354,043)	(618,447)	3,049,081	3,263,507
Short-term U.S. government and agency obligations	61,225	489	(33,420)	(398)

Change in net unrealized appreciation (depreciation)	(292,818)	(617,958)	3,015,661	3,263,109

Net realized and unrealized gain (loss)	10,793,890	2,356,508	19,920,606	5,512,345

Net income (loss)	$10,819,843	$2,244,783	$19,736,585	$5,174,708

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$62,270,097	$48,820,440	$54,263,045	$52,953,339

Addition of 1,100,000, 100,000, 1,650,000 and 300,000 shares, respectively	36,183,635	2,387,142	52,211,698	7,000,386
Redemption of 550,000, 200,000, 1,150,000 and 700,000 shares, respectively	(18,689,297)	(4,811,548)	(35,627,050)	(16,487,616)

Net addition (redemption) of 550,000, (100,000), 500,000 and (400,000) shares, respectively	17,494,338	(2,424,406)	16,584,648	(9,487,230)

Net investment income (loss)	25,953	(111,725)	(184,021)	(337,637)
Net realized gain (loss)	11,086,708	2,974,466	16,904,945	2,249,236
Change in net unrealized appreciation (depreciation)	(292,818)	(617,958)	3,015,661	3,263,109

Net income (loss)	10,819,843	2,244,783	19,736,585	5,174,708

Shareholders’ equity, end of period	$90,584,278	$48,640,817	$90,584,278	$48,640,817

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$19,736,585	$5,174,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(74,843,167)	(89,988,404)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	76,210,974	65,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(83,446)	(9,950)
Net realized (gain) loss on investments	(210,974)	—
Change in unrealized (appreciation) depreciation on investments	(3,015,661)	(3,263,109)
Decrease (Increase) in interest receivable	(61,501)	1,752
Increase (Decrease) in payable to Sponsor	98,171	(7,152)
Increase (Decrease) in non-recurring fees and expenses payable	1,835	—

Net cash provided by (used in) operating activities	17,832,816	(23,092,155)

Cash flow from financing activities
Proceeds from addition of shares	52,211,149	7,000,386
Payment on shares redeemed	(32,142,870)	(16,487,616)

Net cash provided by (used in) financing activities	20,068,279	(9,487,230)

Net increase (decrease) in cash	37,901,095	(32,579,385)
Cash, beginning of period	7,554,065	44,132,228

Cash, end of period	$45,455,160	$11,552,843

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $7,998,387 and $25,984,097, respectively)	$7,981,159	$25,980,516
Cash	18,844,336	1,287,229
Segregated cash balances with brokers for futures contracts	905,588	703,125
Segregated cash balances with brokers for swap agreements	1,167,000	—
Unrealized appreciation on swap agreements	802,204	—
Interest receivable	26,029	434

Total assets	29,726,316	27,971,304

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	42,662	92,537
Brokerage commissions and futures account fees payable	—	294
Payable to Sponsor	48,290	25,512
Unrealized depreciation on swap agreements	—	993,117
Non-recurring fees and expenses payable	639	—

Total liabilities	91,591	1,111,460

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,634,725	26,859,844

Total liabilities and shareholders’ equity	$29,726,316	$27,971,304

Shares outstanding	796,977	846,977

Net asset value per share	$37.18	$31.71

Market value per share (Note 2)	$37.30	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22 †	$8,000,000	$7,981,159

Total short-term U.S. government and agency obligations (cost $7,998,387)		$7,981,159

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2022	157	$26,250,400	$1,536,681
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/22	$(13,547,911)	$329,122
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/22	(8,863,141)	215,613
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/22	(10,598,433)	257,469

			Total Unrealized Appreciation	$802,204

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$72,261	$3,075	$101,921	$9,213

Expenses
Management fee	76,652	66,304	218,466	199,999
Brokerage commissions	3,565	3,301	9,361	9,174
Futures account fees	—	1,856	2,446	8,344
Non-recurring fees and expenses	639	—	639	—

Total expenses	80,856	71,461	230,912	217,517

Net investment income (loss)	(8,595)	(68,386)	(128,991)	(208,304)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,017,269	(883,113)	1,336,740	(1,598,368)
Swap agreements	2,970,959	2,096,834	1,900,685	(169,268)
Short-term U.S. government and agency obligations	—	—	4	169

Net realized gain (loss)	4,988,228	1,213,721	3,237,429	(1,767,467)

Change in net unrealized appreciation (depreciation) on
Futures contracts	725,119	(153,889)	1,378,602	628,980
Swap agreements	81,220	(1,744,696)	1,795,321	1,098,851
Short-term U.S. government and agency obligations	35,207	166	(13,647)	(50)

Change in net unrealized appreciation (depreciation)	841,546	(1,898,419)	3,160,276	1,727,781

Net realized and unrealized gain (loss)	5,829,774	(684,698)	6,397,705	(39,686)

Net income (loss)	$5,821,179	$(753,084)	$6,268,714	$(247,990)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$34,611,284	$32,835,014	$26,859,844	$20,337,376

Addition of 350,000, 650,000, 1,500,000 and 1,700,000 shares, respectively	12,520,359	21,916,482	46,264,925	59,279,388
Redemption of 650,000, 800,000, 1,550,000 and 1,550,000 shares, respectively	(23,318,097)	(26,267,390)	(49,758,758)	(51,637,752)

Net addition (redemption) of (300,000), (150,000), (50,000) and 150,000 shares, respectively	(10,797,738)	(4,350,908)	(3,493,833)	7,641,636

Net investment income (loss)	(8,595)	(68,386)	(128,991)	(208,304)
Net realized gain (loss)	4,988,228	1,213,721	3,237,429	(1,767,467)
Change in net unrealized appreciation (depreciation)	841,546	(1,898,419)	3,160,276	1,727,781

Net income (loss)	5,821,179	(753,084)	6,268,714	(247,990)

Shareholders’ equity, end of period	$29,634,725	$27,731,022	$29,634,725	$27,731,022

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$6,268,714	$(247,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,987,492)	(40,994,386)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	35,999,990	22,999,935
Net amortization and accretion on short-term U.S. government and agency obligations	(26,784)	(4,402)
Net realized (gain) loss on investments	(4)	(169)
Change in unrealized (appreciation) depreciation on investments	(1,781,674)	(1,098,801)
Decrease (Increase) in receivable on open futures contracts	—	1,317
Decrease (Increase) in interest receivable	(25,595)	443
Increase (Decrease) in payable to Sponsor	22,778	3,016
Increase (Decrease) in brokerage commissions and futures account fees payable	(294)	211
Increase (Decrease) in payable on open futures contracts	(49,875)	294,581
Increase (Decrease) in non-recurring fees and expenses payable	639	—

Net cash provided by (used in) operating activities	22,420,403	(19,046,245)

Cash flow from financing activities
Proceeds from addition of shares	46,264,925	59,279,388
Payment on shares redeemed	(49,758,758)	(51,637,752)

Net cash provided by (used in) financing activities	(3,493,833)	7,641,636

Net increase (decrease) in cash	18,926,570	(11,404,609)
Cash, beginning of period	1,990,354	20,633,371

Cash, end of period	$20,916,924	$9,228,762

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,999,597 and $22,995,121, respectively)	$1,995,290	$22,994,261
Cash	24,898,921	1,829,901
Segregated cash balances with brokers for futures contracts	3,809,063	1,081,575
Segregated cash balances with brokers for swap agreements	4,826,000	2,572,000
Receivable on open futures contracts	—	15,446
Interest receivable	25,398	378

Total assets	35,554,672	28,493,561

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	598,764	5,840
Brokerage commissions and futures account fees payable	—	747
Payable to Sponsor	40,841	28,560
Unrealized depreciation on swap agreements	1,151,403	1,921,414
Non-recurring fees and expenses payable	612	—

Total liabilities	1,791,620	1,956,561

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,763,052	26,537,000

Total liabilities and shareholders’ equity	$35,554,672	$28,493,561

Shares outstanding	991,329	991,329

Net asset value per share	$34.06	$26.77

Market value per share (Note 2)	$34.15	$26.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(6% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22 †	$2,000,000	$1,995,290

Total short-term U.S. government and agency obligations (cost $1,999,597)		$1,995,290

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2022	506	$48,168,670	$1,453,369
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/22	$(2,288,972)	$(136,329)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/06/22	(8,338,415)	(496,626)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/22	(6,593,089)	(392,881)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/22	(2,108,259)	(125,567)

			Total Unrealized Depreciation	$(1,151,403)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$63,222	$3,100	$90,885	$8,895

Expenses
Management fee	67,215	90,963	190,549	248,539
Brokerage commissions	8,699	8,141	20,677	19,409
Futures account fees	—	6,528	4,443	20,726
Non-recurring fees and expenses	612	—	612	—

Total expenses	76,526	105,632	216,281	288,674

Net investment income (loss)	(13,304)	(102,532)	(125,396)	(279,779)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,719,839	523,159	6,370,119	(929,991)
Swap agreements	4,495,568	6,138,986	1,882,774	(1,216,671)
Short-term U.S. government and agency obligations	—	—	(190)	85

Net realized gain (loss)	6,215,407	6,662,145	8,252,703	(2,146,577)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,063,521)	2,684,085	800,876	3,176,052
Swap agreements	(3,024,441)	1,237,760	770,011	7,288,071
Short-term U.S. government and agency obligations	12,438	751	(3,447)	(336)

Change in net unrealized appreciation (depreciation)	(4,075,524)	3,922,596	1,567,440	10,463,787

Net realized and unrealized gain (loss)	2,139,883	10,584,741	9,820,143	8,317,210

Net income (loss)	$2,126,579	$10,482,209	$9,694,747	$8,037,431

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$33,052,840	$34,859,763	$26,537,000	$28,885,775

Addition of 1,000,000, 1,000,000, 2,800,000 and 3,750,000 shares, respectively	34,082,044	26,169,229	77,349,605	91,351,542
Redemption of 1,050,000, 1,200,000, 2,800,000 and 3,500,415 shares, respectively	(35,498,411)	(31,137,324)	(79,818,300)	(87,900,871)

Net addition (redemption) of (50,000), (200,000), – and 249,585 shares, respectively	(1,416,367)	(4,968,095)	(2,468,695)	3,450,671

Net investment income (loss)	(13,304)	(102,532)	(125,396)	(279,779)
Net realized gain (loss)	6,215,407	6,662,145	8,252,703	(2,146,577)
Change in net unrealized appreciation (depreciation)	(4,075,524)	3,922,596	1,567,440	10,463,787

Net income (loss)	2,126,579	10,482,209	9,694,747	8,037,431

Shareholders’ equity, end of period	$33,763,052	$40,373,877	$33,763,052	$40,373,877

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$9,694,747	$8,037,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(20,979,052)	(49,994,362)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	41,999,081	27,999,988
Net amortization and accretion on short-term U.S. government and agency obligations	(24,695)	(4,676)
Net realized (gain) loss on investments	190	(85)
Change in unrealized (appreciation) depreciation on investments	(766,564)	(7,287,735)
Decrease (Increase) in receivable on open futures contracts	15,446	39,445
Decrease (Increase) in interest receivable	(25,020)	335
Increase (Decrease) in payable to Sponsor	12,281	3,356
Increase (Decrease) in brokerage commissions and futures account fees payable	(747)	1,471
Increase (Decrease) in payable on open futures contracts	592,924	90,385
Increase (Decrease) in non-recurring fees and expenses payable	612	—

Net cash provided by (used in) operating activities	30,519,203	(21,114,447)

Cash flow from financing activities
Proceeds from addition of shares	77,349,605	89,788,249
Payment on shares redeemed	(79,818,300)	(84,774,285)

Net cash provided by (used in) financing activities	(2,468,695)	5,013,964

Net increase (decrease) in cash	28,050,508	(16,100,483)
Cash, beginning of period	5,483,476	32,155,049

Cash, end of period	$33,533,984	$16,054,566

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,998,992 and $20,990,068, respectively)	$4,988,225	$20,987,825
Cash	44,231,706	3,003,251
Segregated cash balances with brokers for foreign currency forward contracts	2,320,000	—
Unrealized appreciation on foreign currency forward contracts	580,211	1,237,168
Interest receivable	42,493	339

Total assets	52,162,635	25,228,583

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	68,901	20,211
Unrealized depreciation on foreign currency forward contracts	155,443	367,588
Non-recurring fees and expenses payable	953	—

Total liabilities	225,297	387,799

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	51,937,338	24,840,784

Total liabilities and shareholders’ equity	$52,162,635	$25,228,583

Shares outstanding (Note 1)	798,580	598,580

Net asset value per share (Note 1)	$65.04	$41.50

Market value per share (Note 1) (Note 2)	$65.02	$41.50

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(10% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22 †	$5,000,000	$4,988,225

Total short-term U.S. government and agency obligations (cost $4,998,992)		$4,988,225

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/07/22	513,732,000	$3,551,971	$(61,321)
Yen with UBS AG	10/07/22	1,169,990,000	8,089,375	(94,122)

			Total Unrealized Depreciation	$(155,443)

Contracts to Sell
Yen with Goldman Sachs International	10/07/22	(4,358,922,165)	$(30,137,828)	$154,005
Yen with UBS AG	10/07/22	(12,349,528,574)	(85,385,320)	426,206

			Total Unrealized Appreciation	$580,211

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$115,191	$2,392	$151,503	$9,558

Expenses
Management fee	106,598	57,037	259,599	196,036
Non-recurring fees and expenses	953	—	953	—

Total expenses	107,551	57,037	260,552	196,036

Net investment income (loss)	7,640	(54,645)	(109,049)	(186,478)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	5,879,873	197,444	14,877,216	3,055,103
Short-term U.S. government and agency obligations	—	—	102,971	—

Net realized gain (loss)	5,879,873	197,444	14,980,187	3,055,103

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(546,737)	(190,261)	(444,812)	1,066,540
Short-term U.S. government and agency obligations	22,866	329	(8,524)	(207)

Change in net unrealized appreciation (depreciation)	(523,871)	(189,932)	(453,336)	1,066,333

Net realized and unrealized gain (loss)	5,356,002	7,512	14,526,851	4,121,436

Net income (loss)	$5,363,642	$(47,133)	$14,417,802	$3,934,958

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$45,568,882	$27,231,748	$24,840,784	$23,691,070

Addition of 250,000, –, 1,100,000 and 200,000 shares, respectively (Note 1)	15,352,183	—	59,472,902	7,132,412
Redemption of 250,000, 100,000, 900,000 and 300,000 shares, respectively (Note 1)	(14,347,369)	(3,855,693)	(46,794,150)	(11,429,518)

Net addition (redemption) of –, (100,000), 200,000 and (100,000) shares, respectively (Note 1)	1,004,814	(3,855,693)	12,678,752	(4,297,106)

Net investment income (loss)	7,640	(54,645)	(109,049)	(186,478)
Net realized gain (loss)	5,879,873	197,444	14,980,187	3,055,103
Change in net unrealized appreciation (depreciation)	(523,871)	(189,932)	(453,336)	1,066,333

Net income (loss)	5,363,642	(47,133)	14,417,802	3,934,958

Shareholders’ equity, end of period	$51,937,338	$23,328,922	$51,937,338	$23,328,922

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$14,417,802	$3,934,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,984,732)	(43,494,229)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	34,102,971	26,500,000
Net amortization and accretion on short-term U.S. government and agency obligations	(24,192)	(4,425)
Net realized (gain) loss on investments	(102,971)	—
Change in unrealized (appreciation) depreciation on investments	453,336	(1,066,333)
Decrease (Increase) in interest receivable	(42,154)	553
Increase (Decrease) in payable to Sponsor	48,690	(1,517)
Increase (Decrease) in non-recurring fees and expenses payable	953	—

Net cash provided by (used in) operating activities	30,869,703	(14,130,993)

Cash flow from financing activities
Proceeds from addition of shares	59,472,902	7,132,412
Payment on shares redeemed	(46,794,150)	(11,429,518)

Net cash provided by (used in) financing activities	12,678,752	(4,297,106)

Net increase (decrease) in cash	43,548,455	(18,428,099)
Cash, beginning of period	3,003,251	24,274,564

Cash, end of period	$46,551,706	$5,846,465

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $31,993,547 and $85,937,303, respectively)	$31,924,637	$85,922,969
Cash	63,807,096	8,130,069
Segregated cash balances with brokers for futures contracts	15,672,400	18,941,750
Receivable on open futures contracts	828,618	63,397
Interest receivable	85,354	1,097

Total assets	112,318,105	113,059,282

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,761,987	—
Payable on open futures contracts	—	94,495
Brokerage commissions and futures account fees payable	—	7,124
Payable to Sponsor	133,494	81,983
Non-recurring fees and expenses payable	2,050	—

Total liabilities	1,897,531	183,602

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	110,420,574	112,875,680

Total liabilities and shareholders’ equity	$112,318,105	$113,059,282

Shares outstanding	3,112,403	3,687,403

Net asset value per share	$35.48	$30.61

Market value per share (Note 2)	$35.50	$30.57

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.223% due 11/03/22	$32,000,000	$31,924,637

Total short-term U.S. government and agency obligations (cost $31,993,547)		$31,924,637

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	728	$22,351,129	$1,353,160
VIX Futures - Cboe, expires February 2023	1,214	36,796,340	2,580,598
VIX Futures - Cboe, expires March 2023	1,214	36,638,520	2,105,825
VIX Futures - Cboe, expires April 2023	486	14,700,868	277,649

			$6,317,232

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$220,211	$8,914	$296,960	$27,487

Expenses
Management fee	201,508	221,356	627,755	586,702
Brokerage commissions	17,922	20,803	58,291	48,211
Futures account fees	—	28,911	46,394	86,674
Non-recurring fees and expenses	2,050	—	2,050	—

Total expenses	221,480	271,070	734,490	721,587

Net investment income (loss)	(1,269)	(262,156)	(437,530)	(694,100)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,349,272)	(4,024,133)	11,304,613	(14,890,359)
Short-term U.S. government and agency obligations	—	—	(336)	—

Net realized gain (loss)	(1,349,272)	(4,024,133)	11,304,277	(14,890,359)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,236,565	10,651,835	6,941,620	5,950,464
Short-term U.S. government and agency obligations	131,644	1,117	(54,576)	(1,004)

Change in net unrealized appreciation (depreciation)	3,368,209	10,652,952	6,887,044	5,949,460

Net realized and unrealized gain (loss)	2,018,937	6,628,819	18,191,321	(8,940,899)

Net income (loss)	$2,017,668	$6,366,663	$17,753,791	$(9,634,999)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$95,721,271	$92,662,734	$112,875,680	$72,075,095

Addition of 850,000, 1,200,000, 1,850,000 and 2,625,000 shares, respectively	28,312,142	37,425,551	60,491,195	87,035,790
Redemption of 450,000, 275,000, 2,425,000 and 625,000 shares, respectively	(15,630,507)	(8,781,811)	(80,700,092)	(21,802,749)

Net addition (redemption) of 400,000, 925,000, (575,000) and 2,000,000 shares, respectively	12,681,635	28,643,740	(20,208,897)	65,233,041

Net investment income (loss)	(1,269)	(262,156)	(437,530)	(694,100)
Net realized gain (loss)	(1,349,272)	(4,024,133)	11,304,277	(14,890,359)
Change in net unrealized appreciation (depreciation)	3,368,209	10,652,952	6,887,044	5,949,460

Net income (loss)	2,017,668	6,366,663	17,753,791	(9,634,999)

Shareholders’ equity, end of period	$110,420,574	$127,673,137	$110,420,574	$127,673,137

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$17,753,791	$(9,634,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(66,991,148)	(112,984,923)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	120,998,548	96,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(63,980)	(11,385)
Net realized (gain) loss on investments	336	—
Change in unrealized (appreciation) depreciation on investments	54,576	1,004
Decrease (Increase) in receivable on open futures contracts	(765,221)	(304,739)
Decrease (Increase) in interest receivable	(84,257)	(995)
Increase (Decrease) in payable to Sponsor	51,511	25,800
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,124)	(1,377)
Increase (Decrease) in payable on open futures contracts	(94,495)	—
Increase (Decrease) in non-recurring fees and expenses payable	2,050	—

Net cash provided by (used in) operating activities	70,854,587	(26,911,614)

Cash flow from financing activities
Proceeds from addition of shares	60,491,195	87,035,790
Payment on shares redeemed	(78,938,105)	(22,718,536)

Net cash provided by (used in) financing activities	(18,446,910)	64,317,254

Net increase (decrease) in cash	52,407,677	37,405,640
Cash, beginning of period	27,071,819	27,802,834

Cash, end of period	$79,479,496	$65,208,474

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $157,803,304 and $150,887,871, respectively)	$157,672,634	$150,861,898
Cash	118,894,245	11,013,736
Segregated cash balances with brokers for futures contracts	104,019,800	104,947,080
Receivable from capital shares sold	—	3,026,614
Receivable on open futures contracts	69,873,535	2,115,232
Interest receivable	364,107	1,774

Total assets	450,824,321	271,966,334

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,701,023	—
Payable on open futures contracts	—	2,037,391
Brokerage commissions and futures account fees payable	18,250	38,926
Payable to Sponsor	559,720	186,853
Non-recurring fees and expenses payable	8,700	—

Total liabilities	13,287,693	2,263,170

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	437,536,628	269,703,164

Total liabilities and shareholders’ equity	$450,824,321	$271,966,334

Shares outstanding	25,582,826	17,832,826

Net asset value per share	$17.10	$15.12

Market value per share (Note 2)	$17.10	$15.17

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
2.253% due 10/06/22	$50,000,000	$49,989,230
0.223% due 11/03/22	58,000,000	57,863,404
2.682% due 11/17/22	50,000,000	49,820,000

Total short-term U.S. government and agency obligations (cost $157,803,304)		$157,672,634

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2022	8,381	$264,135,596	$46,212,286
VIX Futures - Cboe, expires November 2022	5,587	173,597,588	8,613,135

			$54,825,421

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$1,400,201	$11,739	$1,678,813	$91,187

Expenses
Management fee	874,070	660,051	2,353,478	2,154,874
Brokerage commissions	203,095	97,516	490,751	365,013
Futures account fees	54,944	151,758	371,384	591,272
Non-recurring fees and expenses	8,700	—	8,700	—

Total expenses	1,140,809	909,325	3,224,313	3,111,159

Net investment income (loss)	259,392	(897,586)	(1,545,500)	(3,019,972)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(45,457,319)	(51,868,433)	31,935,990	(304,349,667)
Short-term U.S. government and agency obligations	—	—	(300)	—

Net realized gain (loss)	(45,457,319)	(51,868,433)	31,935,690	(304,349,667)

Change in net unrealized appreciation (depreciation) on
Futures contracts	51,449,994	42,164,263	84,956,040	27,731,186
Short-term U.S. government and agency obligations	248,953	4,034	(104,697)	(1,396)

Change in net unrealized appreciation (depreciation)	51,698,947	42,168,297	84,851,343	27,729,790

Net realized and unrealized gain (loss)	6,241,628	(9,700,136)	116,787,033	(276,619,877)

Net income (loss)	$6,501,020	$(10,597,722)	$115,241,533	$(279,639,849)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$341,714,316	$272,352,675	$269,703,164	$293,390,549

Addition of 17,775,000, 6,300,000, 35,900,000 and 16,556,250 shares, respectively	261,088,034	142,476,815	563,456,503	593,853,539
Redemption of 10,950,000, 1,350,000, 28,150,000 and 5,630,003 shares, respectively	(171,766,742)	(35,454,435)	(510,864,572)	(238,826,906)

Net addition (redemption) of 6,825,000, 4,950,000, 7,750,000 and 10,926,247 shares, respectively	89,321,292	107,022,380	52,591,931	355,026,633

Net investment income (loss)	259,392	(897,586)	(1,545,500)	(3,019,972)
Net realized gain (loss)	(45,457,319)	(51,868,433)	31,935,690	(304,349,667)
Change in net unrealized appreciation (depreciation)	51,698,947	42,168,297	84,851,343	27,729,790

Net income (loss)	6,501,020	(10,597,722)	115,241,533	(279,639,849)

Shareholders’ equity, end of period	$437,536,628	$368,777,333	$437,536,628	$368,777,333

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$115,241,533	$(279,639,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,462,189,566)	(425,941,319)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,455,998,870	383,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(725,037)	(50,698)
Net realized (gain) loss on investments	300	—
Change in unrealized (appreciation) depreciation on investments	104,697	1,396
Decrease (Increase) in receivable on open futures contracts	(67,758,303)	834,150
Decrease (Increase) in interest receivable	(362,333)	(1,076)
Increase (Decrease) in payable to Sponsor	372,867	17,527
Increase (Decrease) in brokerage commissions and futures account fees payable	(20,676)	(28,852)
Increase (Decrease) in payable on open futures contracts	(2,037,391)	1,181,913
Increase (Decrease) in non-recurring fees and expenses payable	8,700	—

Net cash provided by (used in) operating activities	38,633,661	(320,626,808)

Cash flow from financing activities
Proceeds from addition of shares	566,483,117	593,853,539
Payment on shares redeemed	(498,163,549)	(238,826,906)

Net cash provided by (used in) financing activities	68,319,568	355,026,633

Net increase (decrease) in cash	106,953,229	34,399,825
Cash, beginning of period	115,960,816	206,562,147

Cash, end of period	$222,914,045	$240,961,972

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,816,371,072 and $2,505,722,885, respectively)	$1,815,105,624	$2,505,429,337
Cash	851,017,429	394,413,910
Segregated cash balances with brokers for futures contracts	964,952,140	1,010,799,328
Segregated cash balances with brokers for foreign currency forward contracts	7,679,000	916,000
Segregated cash balances with brokers for swap agreements	235,294,945	2,572,000
Unrealized appreciation on swap agreements	27,606,752	113,159,180
Unrealized appreciation on foreign currency forward contracts	3,695,149	1,457,257
Receivable from capital shares sold	4,647,847	23,475,355
Receivable on open futures contracts	539,065,223	205,819,074
Interest receivable	3,118,925	22,943

Total assets	4,452,183,034	4,258,064,384

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	94,141,256	25,594,902
Payable on open futures contracts	13,255,922	51,142,167
Brokerage commissions and futures account fees payable	149,226	476,241
Payable to Sponsor	7,423,558	3,178,585
Unrealized depreciation on swap agreements	131,794,025	3,391,968
Unrealized depreciation on foreign currency forward contracts	955,689	806,178
Non-recurring fees and expenses payable	81,773	—

Total liabilities	247,801,449	84,590,041

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,204,381,585	4,173,474,343

Total liabilities and shareholders’ equity	$4,452,183,034	$4,258,064,384

Shares outstanding (Note 9)	197,794,037	151,164,114

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS*
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$14,620,209	$225,068	$19,240,564	$1,311,362
Expenses
Management fee	11,269,281	9,892,153	33,494,289	32,386,686
Brokerage commissions	2,210,735	1,808,557	6,013,653	6,704,455
Futures account fees	449,872	1,447,030	3,285,001	5,996,930
Non-recurring fees and expenses	81,773	27,500	81,773	27,500

Total expenses	14,011,661	13,175,240	42,874,716	45,115,571

Net investment income (loss)	608,548	(12,950,172)	(23,634,152)	(43,804,209)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(321,993,985)	(240,784,887)	188,147,013	(1,427,934,171)
Swap agreements	(438,845,993)	(160,769,089)	217,520,213	50,628,405
Foreign currency forward contracts	13,695,610	2,892,137	26,532,572	4,813,162
Short-term U.S. government and agency obligations	(71,343)	(10,753)	(264,143)	11,145

Net realized gain (loss)	(747,215,711)	(398,672,592)	431,935,655	(1,372,481,459)

Change in net unrealized appreciation (depreciation) on
Futures contracts	291,970,061	158,443,180	354,740,180	230,326,477
Swap agreements	112,369,648	38,179,426	(213,954,485)	(93,072,018)
Foreign currency forward contracts	(1,017,583)	(724,910)	2,088,381	3,952,272
Short-term U.S. government and agency obligations	3,053,986	88,814	(971,900)	(38,045)

Change in net unrealized appreciation (depreciation)	406,376,112	195,986,510	141,902,176	141,168,686

Net realized and unrealized gain (loss)	(340,839,599)	(202,686,082)	573,837,831	(1,231,312,773)

Net income (loss)	$(340,231,051)	$(215,636,254)	$550,203,679	$(1,275,116,982)

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY*
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shareholders’ equity, beginning of period	$4,563,369,776	$4,404,846,864	$4,173,474,343	$4,474,251,414

Addition of 204,975,000, 55,595,000, 449,280,000 and 130,216,250 shares, respectively (Note 1)	3,360,951,964	1,649,296,999	8,989,738,725	5,597,393,110
Redemption of 185,800,000, 55,500,000, 431,338,426 and 142,595,323 shares, respectively (Note 1)	(3,379,709,104)	(1,600,549,402)	(9,509,035,162)	(4,558,569,335)

Net addition (redemption) of 19,175,000, 95,000, 17,941,574 and (12,379,073) shares, respectively (Note 1)	(18,757,140)	48,747,597	(519,296,437)	1,038,823,775

Net investment income (loss)	608,548	(12,950,172)	(23,634,152)	(43,804,209)
Net realized gain (loss)	(747,215,711)	(398,672,592)	431,935,655	(1,372,481,459)
Change in net unrealized appreciation (depreciation)	406,376,112	195,986,510	141,902,176	141,168,686

Net income (loss)	(340,231,051)	(215,636,254)	550,203,679	(1,275,116,982)

Shareholders’ equity, end of period	$4,204,381,585	$4,237,958,207	$4,204,381,585	$4,237,958,207

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS*
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net income (loss)	$550,203,679	$(1,275,116,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(32,181,153,315)	(6,612,113,856)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	32,879,938,110	5,319,975,559
Net amortization and accretion on short-term U.S. government and agency obligations	(9,697,124)	(740,687)
Net realized (gain) loss on investments	264,143	(11,145)
Change in unrealized (appreciation) depreciation on investments	212,838,004	89,157,791
Decrease (Increase) in receivable on futures contracts	(333,246,149)	(47,134,619)
Decrease (Increase) in interest receivable	(3,095,982)	26,005
Increase (Decrease) in payable to Sponsor	4,244,972	(248,437)
Increase (Decrease) in brokerage commissions and futures account fees payable	(327,015)	(220,325)
Increase (Decrease) in payable on futures contracts	(37,886,245)	(3,570,592)
Increase (Decrease) in non-recurring fees and expenses payable	81,773	27,500

Net cash provided by (used in) operating activities	1,082,164,851	(2,529,969,788)

Cash flow from financing activities
Proceeds from addition of shares	9,008,566,233	5,632,395,070
Payment on shares redeemed	(9,440,488,808)	(4,510,804,732)

Net cash provided by (used in) financing activities	(431,922,575)	1,121,590,338

Net increase (decrease) in cash	650,242,276	(1,408,379,450)
Cash, beginning of period	1,408,701,238	3,256,463,457

Cash, end of period	$2,058,943,514	$1,848,084,007

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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
Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the nine months September 30, 2022, and during the year ended December 31, 2021. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2022 and 2021, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2022 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 30, 2022

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 30, 2022

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2022

Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	September 30, 2022

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2022

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2022.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2022.
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
Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts)
are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver and Ultra Short Euro Fund, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver and Ultra Short Euro Fund are generally valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.
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

The following table summarizes the valuation of investments at September 30, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$136,590,474	$(16,266,018)	$—	$—	$120,324,456
ProShares Ultra Bloomberg Crude Oil	535,064,695	(3,847,928)	—	(123,956,198)	407,260,569
ProShares Ultra Bloomberg Natural Gas	106,563,264	(97,363,745)	—	—	9,199,519
ProShares Ultra Euro	696,356	—	(431,231)	—	265,125
ProShares Ultra Gold	143,619,527	(1,627,042)	—	(6,686,424)	135,306,061
ProShares Ultra Silver	162,611,595	(329,232)	—	26,804,548	189,086,911
ProShares Ultra VIX Short-Term Futures ETF	273,202,387	196,774,849	—	—	469,977,236
ProShares Ultra Yen	997,645	—	(95,117)	—	902,528
ProShares UltraShort Bloomberg Crude Oil	120,666,762	105,314,104	—	—	225,980,866
ProShares UltraShort Bloomberg Natural Gas	84,676,656	130,293,612	—	—	214,970,268
ProShares UltraShort Euro	45,854,318	—	2,841,040	—	48,695,358
ProShares UltraShort Gold	7,981,159	1,536,681	—	802,204	10,320,044
ProShares UltraShort Silver	1,995,290	1,453,369	—	(1,151,403)	2,297,256
ProShares UltraShort Yen	4,988,225	—	424,768	—	5,412,993
ProShares VIX Mid-Term Futures ETF	31,924,637	6,317,232	—	—	38,241,869
ProShares VIX Short-Term Futures ETF	157,672,634	54,825,421	—	—	212,498,055

Combined Trust:	$1,815,105,624	$377,081,303	$2,739,460	$(104,187,273)	$2,090,739,114

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
The inputs or methodology used for valuing investment
s
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2022 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of September 30, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$—			$16,266,018	*
	ProShares Ultra VIX Short-Term Futures ETF		196,774,849	*		—
	ProShares VIX Mid-Term Futures ETF		6,317,232	*		—
	ProShares VIX Short-Term Futures ETF		54,825,421	*		—
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		14,409,192	*		142,213,318	*
	ProShares Ultra Bloomberg Natural Gas		—			97,363,745	*
	ProShares Ultra Gold		—			8,313,466	*
	ProShares Ultra Silver		26,804,548	*		329,232	*
	ProShares UltraShort Bloomberg Crude Oil		105,314,104	*		—
	ProShares UltraShort Bloomberg Natural Gas		130,293,612	*		—
	ProShares UltraShort Gold		2,338,885	*		—
	ProShares UltraShort Silver		1,453,369	*		1,151,403	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		—			431,231
	ProShares Ultra Yen		6,055			101,172
	ProShares UltraShort Euro		3,108,883			267,843
	ProShares UltraShort Yen		580,211			155,443

		Combined Trust:	$542,226,361	*		$266,592,871	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,275,278	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			126,834,194	*
	ProShares VIX Mid-Term Futures ETF		642,035	*		1,266,423	*
	ProShares VIX Short-Term Futures ETF		—			30,130,619	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		211,383,818	*		—
	ProShares Ultra Bloomberg Natural Gas		—			8,206,161	*
	ProShares Ultra Gold		9,294,082	*		—
	ProShares Ultra Silver		43,098,244	*		—
	ProShares UltraShort Bloomberg Crude Oil		549,283	*		8,958,745	*
	ProShares UltraShort Bloomberg Natural Gas		13,436,251	*		—
	ProShares UltraShort Gold		158,079	*		993,117	*
	ProShares UltraShort Silver		652,493	*		1,921,414	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Short Euro		—			5,400	*
	ProShares Ultra Euro		84,150			1,498
	ProShares Ultra Yen		821			93,933
	ProShares UltraShort Australian Dollar		—			65,155	*
	ProShares UltraShort Euro		135,118			343,159
	ProShares UltraShort Yen		1,237,168			367,588

		Combined Trust:	$311,946,820	*		$179,187,406	*

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$27,694,574	$(17,783,632)
		ProShares Ultra VIX Short-Term Futures ETF	(289,871,717)	161,330,331
		ProShares VIX Mid-Term Futures ETF	(1,349,272)	3,236,565
		ProShares VIX Short-Term Futures ETF	(45,457,319)	51,449,994
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(344,578,932)	(33,971,770)
		ProShares Ultra Bloomberg Natural Gas	(5,889,116)	97,063,212
		ProShares Ultra Gold	(39,825,586)	2,070,901
		ProShares Ultra Silver	(147,384,761)	91,205,187
		ProShares UltraShort Bloomberg Crude Oil	66,444,885	76,797,273
		ProShares UltraShort Bloomberg Natural Gas	8,173,631	(23,776,729)
		ProShares UltraShort Gold	4,988,228	806,339
		ProShares UltraShort Silver	6,215,407	(4,087,962)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	(1,618,381)	(98,836)
		ProShares Ultra Yen	(1,652,590)	(17,967)
		ProShares UltraShort Euro	11,086,708	(354,043)
		ProShares UltraShort Yen	5,879,873	(546,737)

		Combined Trust	$(747,144,368)	$403,322,126

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(26,435,234)	$(47,541,296)
		ProShares Ultra VIX Short-Term Futures ETF	82,162,402	323,609,043
		ProShares VIX Mid-Term Futures ETF	11,304,613	6,941,620
		ProShares VIX Short-Term Futures ETF	31,935,990	84,956,040
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	818,140,230	(339,187,944)
		ProShares Ultra Bloomberg Natural Gas	235,322,266	(89,157,584)
		ProShares Ultra Gold	(39,908,073)	(17,607,548)
		ProShares Ultra Silver	(186,941,909)	(16,622,928)
		ProShares UltraShort Bloomberg Crude Oil	(142,631,216)	113,723,566
		ProShares UltraShort Bloomberg Natural Gas	(389,138,752)	116,857,361
		ProShares UltraShort Gold	3,237,425	3,173,923
		ProShares UltraShort Silver	8,252,893	1,570,887
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	(2,505,776)	(513,883)
		ProShares Ultra Yen	(2,532,839)	(2,005)
		ProShares UltraShort Euro	16,693,971	3,049,081
		ProShares UltraShort Yen	14,877,216	(444,812)

		Combined Trust:	$431,833,207	$142,803,521

The Effect of Derivative Instruments on the Statement of Operations For the three months ended September 30, 2021
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$34,573,906	$(43,362,244)
		ProShares Ultra VIX Short-Term Futures ETF	(198,380,990)	186,737,241
		ProShares VIX Mid-Term Futures ETF	(4,024,133)	10,651,835
		ProShares VIX Short-Term Futures ETF	(51,868,433)	42,164,263
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	106,330,563	(16,910,039)
		ProShares Ultra Bloomberg Natural Gas	33,925,711	25,134,988
		ProShares Ultra Gold	(21,858,089)	15,564,318
		ProShares Ultra Silver	(201,315,310)	(6,040,776)
		ProShares UltraShort Bloomberg Crude Oil	(11,449,562)	(1,521,543)
		ProShares UltraShort Bloomberg Natural Gas	(95,609,878)	(17,870,697)
		ProShares UltraShort Gold	1,213,721	(1,898,585)
		ProShares UltraShort Silver	6,662,145	3,921,845
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	57,489	(4,770)
		ProShares Ultra Euro	(254,219)	72,810
		ProShares Ultra Yen	(25,554)	10,988
		ProShares UltraShort Australian Dollar	188,884	56,770
		ProShares UltraShort Euro	2,974,466	(618,447)
		ProShares UltraShort Yen	197,444	(190,261)

		Combined Trust	$(398,661,839)	$195,897,696

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$168,120,340	$(14,530,761)
		ProShares Ultra VIX Short-Term Futures ETF	(1,757,428,075)	146,502,120
		ProShares VIX Mid-Term Futures ETF	(14,890,359)	5,950,464
		ProShares VIX Short-Term Futures ETF	(304,349,667)	27,731,186
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	761,187,450	176,083,841
		ProShares Ultra Bloomberg Natural Gas	80,409,384	35,685,009
		ProShares Ultra Gold	(27,599,854)	(19,131,126)
		ProShares Ultra Silver	(80,034,280)	(192,143,248)
		ProShares UltraShort Bloomberg Crude Oil	(86,637,748)	(5,829,347)
		ProShares UltraShort Bloomberg Natural Gas	(112,274,576)	(35,668,153)
		ProShares UltraShort Gold	(1,767,636)	1,727,831
		ProShares UltraShort Silver	(2,146,662)	10,464,123
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	88,710	91,407
		ProShares Ultra Euro	(186,149)	(251,422)
		ProShares Ultra Yen	(305,028)	(126,353)
		ProShares UltraShort Australian Dollar	17,207	321,113
		ProShares UltraShort Euro	2,249,236	3,263,507
		ProShares UltraShort Yen	3,055,103	1,066,540

		Combined Trust:	$(1,372,492,604)	$141,206,731

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2022.

Fair Values of Derivative Instruments as of September 30, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$123,956,198	$—	$123,956,198
ProShares Ultra Euro
Foreign currency forward contracts	—	—	—	431,231	—	431,231
ProShares Ultra Gold
Swap agreements	—	—	—	6,686,424	—	6,686,424
ProShares Ultra Silver
Swap agreements	26,804,548	—	26,804,548	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	6,055	—	6,055	101,172	—	101,172
ProShares UltraShort Euro
Foreign currency forward contracts	3,108,883	—	3,108,883	267,843	—	267,843
ProShares UltraShort Gold
Swap agreements	802,204	—	802,204	—	—	—
ProShares UltraShort Silver
Swap agreements	—	—	—	1,151,403	—	1,151,403
ProShares UltraShort Yen
Foreign currency forward contracts	580,211	—	580,211	155,443	—	155,443

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(19,603,867)	$—	$19,603,867	$—
Goldman Sachs International	(24,373,900)	—	24,373,900	—
Morgan Stanley & Co. International PLC	(33,954,709)	—	33,954,709	—
Societe Generale	(18,489,319)	17,977,319	512,000	—
UBS AG	(27,534,403)	19,575,403	7,959,000	—
ProShares Ultra Euro
Goldman Sachs International	(194,303)	—	194,303	—
UBS AG	(236,928)	—	236,928	—
ProShares Ultra Gold
Citibank, N.A.	(2,464,705)	—	2,464,705	—
Goldman Sachs International	(1,657,776)	1,588,776	69,000	—
UBS AG	(2,563,943)	—	2,563,943	—
ProShares Ultra Silver
Citibank, N.A.	8,433,031	—	—	8,433,031
Goldman Sachs International	1,725,874	(1,222,261)	—	503,613
Morgan Stanley & Co. International PLC	9,256,039	—	(6,573,000)	2,683,039
UBS AG	7,389,604	(2,828,730)	—	4,560,874
ProShares Ultra Yen
Goldman Sachs International	(39,854)	—	39,854	—
UBS AG	(55,263)	—	55,263	—
ProShares UltraShort Euro
Goldman Sachs International	1,292,731	(1,292,731)	—	—
UBS AG	1,548,309	(1,548,309)	—	—
ProShares UltraShort Gold
Citibank, N.A.	329,122	—	—	329,122
Goldman Sachs International	215,613	(215,613)	—	—
UBS AG	257,469	(257,469)	—	—
ProShares UltraShort Silver
Citibank, N.A.	(136,329)	—	136,329	—
Goldman Sachs International	(496,626)	—	496,626	—
Morgan Stanley & Co. International PLC	(392,881)	—	392,881	—
UBS AG	(125,567)	—	125,567	—
ProShares UltraShort Yen
Goldman Sachs International	92,684	—	—	92,684
UBS AG	332,084	—	—	332,084

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
NOTE 4 – AGREEMENTS
Management Fee
Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund, pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund.
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
Transaction fees for the three and nine months ended September 30, 2022 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Nine Months Ended
Fund	September 30, 2022	September 30, 2022
ProShares Short VIX Short-Term Futures ETF	$41,819	$160,578
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	1,075,047	3,257,919
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	13,179	42,404
ProShares VIX Short-Term Futures ETF	182,543	432,819

Combined Trust:	$1,312,588	$3,893,720

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2022
For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2022	$48.14	$41.61	$39.53	$11.08	$56.46	$24.78
Net investment income (loss)	(0.01)	0.01	0.03	0.00 (1)	0.05	0.00 (2)
Net realized and unrealized gain (loss)#	0.38	(15.41)	13.66	(1.51)	(9.44)	(3.94)
Change in net asset value from operations	0.37	(15.40)	13.69	(1.51)	(9.39)	(3.94)
Net asset value, at September 30, 2022	$48.51	$26.21	$53.22	$9.57	$47.07	$20.84
Market value per share, at June 30, 2022 †	$48.21	$41.86	$42.10	$11.11	$56.50	$24.47
Market value per share, at September 30, 2022 †	$48.59	$26.26	$53.66	$9.57	$46.93	$20.76
Total Return, at net asset value^	0.8%	(37.0)%	34.6%	(13.7)%	(16.6)%	(15.9)%
Total Return, at market value^	0.8%	(37.3)%	27.5%	(13.9)%	(16.9)%	(15.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.14%	1.01%	1.16%	0.96%	0.97%	1.00%
Net investment income gain (loss)	(0.09)%	0.07%	0.15%	0.16%	0.38%	(0.02)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.
(1)	Amount represents less than $0.005.
(2)	Amount represents greater than $(0.005).

For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2022	$14.51	$33.51	$23.04	$42.65	$30.38	$31.55
Net investment income (loss)	0.00 (1)	0.01	0.02	0.00 (1)	0.01	(0.01)
Net realized and unrealized gain (loss)#	(1.64)	(4.49)	7.28	(25.30)	4.45	5.64
Change in net asset value from operations	(1.64)	(4.48)	7.30	(25.30)	4.46	5.63
Net asset value, at September 30, 2022	$12.87	$29.03	$30.34	$17.35	$34.84	$37.18
Market value per share, at June 30, 2022 †	$14.53	$33.49	$22.93	$40.02	$30.41	$31.59
Market value per share, at September 30, 2022 †	$12.85	$29.06	$30.28	$17.21	$34.88	$37.30
Total Return, at net asset value^	(11.3)%	(13.3)%	31.7%	(59.3)%	14.7%	17.9%
Total Return, at market value^	(11.6)%	(13.2)%	32.1%	(57.0)%	14.7%	18.1%
Ratios to Average Net Assets**
Expense ratio^^	1.46%	0.96%	1.11%	1.25%	0.96%	1.00%
Net investment income gain (loss)	(0.14)%	0.18%	0.32%	(0.01)%	0.12%	(0.11)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.
(1)	Amount represents greater than $(0.005).

For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2022	$31.74	$57.06	$35.29	$18.22
Net investment income (loss)	(0.02)	0.01	0.00 (1)	0.01
Net realized and unrealized gain (loss)#	2.34	7.97	0.19	(1.13)
Change in net asset value from operations	2.32	7.98	0.19	(1.12)
Net asset value, at September 30, 2022	$34.06	$65.04	$35.48	$17.10
Market value per share, at June 30, 2022 †	$32.19	$57.13	$35.38	$18.25
Market value per share, at September 30, 2022 †	$34.15	$65.02	$35.50	$17.10
Total Return, at net asset value^	7.3%	14.0%	0.6%	(6.1)%
Total Return, at market value^	6.1%	13.8%	0.3%	(6.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.08%	0.96%	0.93%	1.11%
Net investment income gain (loss)	(0.19)%	0.07%	(0.01)%	0.25%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.
(1)	Amount represents greater than $(0.005).

Selected data for a Share outstanding throughout the three months ended September 30, 2021
For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2021	$55.61	$19.56	$35.33	$14.67	$57.28	$45.97
Net investment income (loss)	(0.19)	(0.05)	(0.14)	(0.03)	(0.14)	(0.10)
Net realized and unrealized gain (loss)#	(0.96)	1.61	48.28	(0.72)	(1.50)	(14.16)
Change in net asset value from operations	(1.15)	1.56	48.14	(0.75)	(1.64)	(14.26)
Net asset value, at September 30, 2021	$54.46	$21.12	$83.47	$13.92	$55.64	$31.71
Market value per share, at June 30, 2021 †	$55.55	$19.56	$37.17	$14.66	$57.22	$46.12
Market value per share, at September 30, 2021 †	$54.39	$21.06	$82.30	$13.92	$55.59	$31.99
Total Return, at net asset value^	(2.1)%	8.0%	136.3%	(5.1)%	(2.9)%	(31.0)%
Total Return, at market value^	(2.1)%	7.7%	121.4%	(5.1)%	(2.9)%	(30.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.33%	1.10%	1.30%	0.95%	1.00%	1.00%
Net investment income gain (loss)	(1.32)%	(1.07)%	(1.25)%	(0.91)%	0.97%	(0.97)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2021	$27.91	$51.24	$90.56	$431.07	$23.81	$34.67
Net investment income (loss)	(0.11)	(0.12)	(0.26)	(0.91)	(0.06)	(0.08)
Net realized and unrealized gain (loss)#	(3.37)	(0.29)	(14.64)	(289.76)	1.19	0.21
Change in net asset value from operations	(3.48)	(0.41)	(14.90)	(290.67)	1.13	0.13
Net asset value, at September 30, 2021	$24.43	$50.83	$75.66	$140.40	$24.94	$34.80
Market value per share, at June 30, 2021 †	$27.98	$51.26	$90.55	$408.80	$23.82	$34.69
Market value per share, at September 30, 2021 †	$24.55	$50.82	$75.90	$142.40	$24.93	$34.82
Total Return, at net asset value^	(12.5)%	(0.8)%	(16.5)%	(67.4)%	4.8%	0.4%
Total Return, at market value^	(12.3)%	(0.9)%	(16.2)%	(65.2)%	4.7%	0.4%
Ratios to Average Net Assets**
Expense ratio^^	1.71%	0.95%	1.17%	1.35%	0.95%	1.02%
Net investment income gain (loss)	(1.71)%	(0.91)%	(1.14)%	(1.32)%	(0.91)%	(0.98)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *		VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2021	$23.37	$38.98		$30.51	$24.09
Net investment income (loss)	(0.07)	(0.09)		(0.08)	(0.07)
Net realized and unrealized gain (loss)#	7.97	0.08		1.79	(1.34)
Change in net asset value from operations	7.90	(0.01)		1.71	(1.41)
Net asset value, at September 30, 2021	$31.27	$38.97		$32.22	$22.68
Market value per share, at June 30, 2021 †	$23.28	$38.99		$30.54	$24.08
Market value per share, at September 30, 2021 †	$30.97	$38.98		$32.31	$22.80
Total Return, at net asset value^	33.8%	(0.0	)% @	5.6%	(5.8)%
Total Return, at market value^	33.0%	(0.0	)% @	5.8%	(5.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.10%	0.95%		1.04%	1.17%
Net investment income gain (loss)	(1.07)%	(0.91)%		(1.01)%	(1.16)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.
@	Amount represents greater than (0.05)%.

Selected Data for a Share Outstanding Throughout the nine Months Ended September 30, 2022
For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2021	$61.56	$21.54	$25.55	$13.32	$59.69	$34.84
Net investment income (loss)	(0.31)	(0.16)	(0.27)	(0.02)	(0.19)	(0.13)
Net realized and unrealized gain (loss)#	(12.74)	4.83	27.94	(3.73)	(12.43)	(13.87)
Change in net asset value from operations	(13.05)	4.67	27.67	(3.75)	(12.62)	(14.00)
Net asset value, at September 30, 2022	$48.51	$26.21	$53.22	$9.57	$47.07	$20.84
Market value per share, at December 31, 2021 †	$61.55	$21.70	$26.09	$13.33	$59.81	$34.74
Market value per share, at September 30, 2022 †	$48.59	$26.26	$53.66	$9.57	$46.93	$20.76
Total Return, at net asset value^	(21.2)%	21.7%	108.3%	(28.2)%	(21.1)%	(40.2)%
Total Return, at market value^	(21.1)%	21.0%	105.7%	(28.2)%	(21.5)%	(40.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.23%	1.04%	1.24%	0.95%	0.99%	0.99%
Net investment income gain (loss)	(0.80)%	(0.59)%	(0.58)%	(0.27)%	(0.43)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2021	$12.41	$47.29	$64.26	$247.40	$25.84	$31.71
Net investment income (loss)	(0.09)	(0.04)	(0.07)	(0.14)	(0.08)	(0.13)
Net realized and unrealized gain (loss)#	0.55	(18.22)	(33.85)	(229.91)	9.08	5.60
Change in net asset value from operations	0.46	(18.26)	(33.92)	(230.05)	9.00	5.47
Net asset value, at September 30, 2022	$12.87	$29.03	$30.34	$17.35	$34.84	$37.18
Market value per share, at December 31, 2021 †	$12.43	$47.29	$63.75	$242.20	$25.86	$31.66
Market value per share, at September 30, 2022 †	$12.85	$29.06	$30.28	$17.21	$34.88	$37.30
Total Return, at net asset value^	3.7%	(38.6)%	(52.8)%	(93.0)%	34.8%	17.3%
Total Return, at market value^	3.4%	(38.6)%	(52.5)%	(92.9)%	34.9%	17.8%
Ratios to Average Net Assets**
Expense ratio^^	1.57%	0.96%	1.15%	1.38%	0.95%	1.00%
Net investment income gain (loss)	(0.97)%	(0.15)%	(0.38)%	(0.77)%	(0.37)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2021	$26.77	$41.50	$30.61	$15.12
Net investment income (loss)	(0.13)	(0.16)	(0.15)	(0.07)
Net realized and unrealized gain (loss)#	7.42	23.70	5.02	2.05
Change in net asset value from operations	7.29	23.54	4.87	1.98
Net asset value, at September 30, 2022	$34.06	$65.04	$35.48	$17.10
Market value per share, at December 31, 2021 †	$26.84	$41.50	$30.57	$15.17
Market value per share, at September 30, 2022 †	$34.15	$65.02	$35.50	$17.10
Total Return, at net asset value^	27.2%	56.7%	15.9%	13.1%
Total Return, at market value^	27.2%	56.7%	16.1%	12.7%
Ratios to Average Net Assets**
Expense ratio^^	1.08%	0.95%	0.99%	1.16%
Net investment income gain (loss)	(0.63)%	(0.40)%	(0.59)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the nine Months Ended September 30, 2021
For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2020	$41.42	$9.10	$21.00	$15.79	$67.57	$50.71
Net investment income (loss)	(0.49)	(0.12)	(0.29)	(0.10)	(0.43)	(0.33)
Net realized and unrealized gain (loss)#	13.53	12.14	62.76	(1.77)	(11.50)	(18.67)
Change in net asset value from operations	13.04	12.02	62.47	(1.87)	(11.93)	(19.00)
Net asset value, at September 30, 2021	$54.46	$21.12	$83.47	$13.92	$55.64	$31.71
Market value per share, at December 31, 2020 †	$41.44	$9.07	$21.07	$15.81	$68.20	$51.28
Market value per share, at September 30, 2021 †	$54.39	$21.06	$82.30	$13.92	$55.59	$31.99
Total Return, at net asset value^	31.5%	132.2%	297.6%	(11.9)%	(17.7)%	(37.5)%
Total Return, at market value^	31.3%	132.2%	290.7%	(11.9)%	(18.5)%	(37.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.35%	1.11%	1.47%	0.95%	1.00%	1.03%
Net investment income gain (loss)	(1.33)%	(1.07)%	(1.41)%	(0.90)%	(0.97)%	(0.98)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2020	$106.68	$59.83	$232.23	$951.82	$22.53	$31.43
Net investment income (loss)	(0.59)	(0.36)	(1.03)	(4.56)	(0.16)	(0.25)
Net realized and unrealized gain (loss)#	(81.66)	(8.64)	(155.54)	(806.86)	2.57	3.62
Change in net asset value from operations	(82.25)	(9.00)	(156.57)	(811.42)	2.41	3.37
Net asset value, at September 30, 2021	$24.43	$50.83	$75.66	$140.40	$24.94	$34.80
Market value per share, at December 31, 2020 †	$106.50	$59.82	$232.80	$947.60	$22.52	$31.14
Market value per share, at September 30, 2021 †	$24.55	$50.82	$75.90	$142.40	$24.93	$34.82
Total Return, at net asset value^	(77.1)%	(15.0)%	(67.4)%	(85.3)%	10.7%	10.7%
Total Return, at market value^	(77.0)%	(15.1)%	(67.4)%	(85.0)%	10.7%	11.8%
Ratios to Average Net Assets**
Expense ratio^^	1.75%	0.95%	1.24%	1.49%	0.95%	1.03%
Net investment income gain (loss)	(1.71)%	(0.90)%	(1.18)%	(1.45)%	(0.90)%	(0.99)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2021 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2020	$27.73	$33.91	$36.73	$55.03
Net investment income (loss)	(0.20)	(0.25)	(0.25)	(0.28)
Net realized and unrealized gain (loss)#	3.74	5.31	(4.26)	(32.07)
Change in net asset value from operations	3.54	5.06	(4.51)	(32.35)
Net asset value, at September 30, 2021	$31.27	$38.97	$32.22	$22.68
Market value per share, at December 31, 2020 †	$27.40	$33.91	$36.70	$54.96
Market value per share, at September 30, 2021 †	$30.97	$38.98	$32.31	$22.80
Total Return, at net asset value^	12.8%	14.9%	(12.3)%	(58.8)%
Total Return, at market value^	13.0%	15.0%	(12.0)%	(58.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.10%	0.95%	1.05%	1.23%
Net investment income gain (loss)	(1.07)%	(0.90)%	(1.01)%	(1.19)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2021.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

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

Introduction

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.

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

Forward and Reverse Split

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2022 and 2021, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2022	Interest Income Three Months Ended September 30, 2021	Interest Income Nine Months Ended September 30, 2022	Interest Income Nine Months Ended September 30, 2021
ProShares Short VIX Short-Term Futures ETF	1,006,499	8,152	1,325,976	75,729
ProShares Ultra Bloomberg Crude Oil	2,391,191	86,370	3,964,082	365,778
ProShares Ultra Bloomberg Natural Gas	909,204	7,355	1,095,255	32,714
ProShares Ultra Euro	36,856	393	47,965	1,415
ProShares Ultra Gold	678,282	14,338	1,092,549	70,259
ProShares Ultra Silver	824,171	44,511	1,386,134	208,169
ProShares Ultra VIX Short-Term Futures ETF	3,945,136	11,979	4,471,067	328,504
ProShares Ultra Yen	25,362	260	29,299	923
ProShares UltraShort Bloomberg Crude Oil	1,748,548	6,891	2,091,754	36,069
ProShares UltraShort Bloomberg Natural Gas	953,050	9,879	1,131,063	25,512
ProShares UltraShort Euro	230,824	5,008	285,240	17,814
ProShares UltraShort Gold	72,261	3,075	101,921	9,213
ProShares UltraShort Silver	63,222	3,100	90,885	8,895
ProShares UltraShort Yen	115,191	2,392	151,503	9,558
ProShares VIX Mid-Term Futures ETF	220,211	8,914	296,960	27,487
ProShares VIX Short-Term Futures ETF	1,400,201	11,739	1,678,813	91,187

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 8, 2022, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2022.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$403,644,956	$588,615,946
NAV end of period	$321,831,051	$388,523,845
Percentage change in NAV	(20.3)%	(34.0)%
Shares outstanding beginning of period	8,384,307	10,584,307
Shares outstanding end of period	6,634,307	7,134,307
Percentage change in shares outstanding	(20.9)%	(32.6)%
Shares created	450,000	550,000
Shares redeemed	2,200,000	4,000,000
Per share NAV beginning of period	$48.14	$55.61
Per share NAV end of period	$48.51	$54.46
Percentage change in per share NAV	0.8%	(2.1)%
Percentage change in benchmark	(5.7)%	(5.6)%
Benchmark annualized volatility	51.0%	69.6%

During the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,384,307 outstanding Shares at June 30, 2022 to 6,634,307 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,584,307 outstanding Shares at June 30, 2021 to 7,134,307 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.8% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 2.1% for the three months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 5.7% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 5.6% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(90,304)	$(1,466,273)
Management fee	914,054	1,055,823
Brokerage commission	152,661	208,885
Futures account fees	23,966	209,717
Non-recurring fees and expenses	6,122	—
Net realized gain (loss)	27,694,574	34,572,603
Change in net unrealized appreciation (depreciation)	(17,470,190)	(43,349,844)
Net Income (loss)	$10,134,080	$(10,243,514)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to greater decrease in the value of futures prices during the three months ended September 30, 2022.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$1,060,867,238	$1,303,530,902
NAV end of period	$724,595,262	$1,090,613,716
Percentage change in NAV	(31.7)%	(16.3)%
Shares outstanding beginning of period	25,493,096	66,643,096
Shares outstanding end of period	27,643,096	51,643,096
Percentage change in shares outstanding	8.4%	(22.5)%
Shares created	10,400,000	3,800,000
Shares redeemed	8,250,000	18,800,000
Per share NAV beginning of period	$41.61	$19.56
Per share NAV end of period	$26.21	$21.12
Percentage change in per share NAV	(37.0)%	8.0%
Percentage change in benchmark	(18.6)%	5.4%
Benchmark annualized volatility	42.8%	30.9%

During the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 25,493,096 outstanding Shares at June 30, 2022 to 27,643,096 outstanding Shares at September 30, 2022. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 66,643,096 outstanding Shares at June 30, 2021 to 51,643,096 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.0% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2021, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 18.6% for the three months ended September 30, 2022, as compared to the benchmark’s rise of 5.4% for the three months ended September 30, 2021, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$153,992	$(3,130,493)
Management fee	2,118,088	2,775,351
Brokerage commission	85,906	198,498
Futures account fees	19,466	215,514
Non-recurring fees and expenses	13,739	27,500
Net realized gain (loss)	(344,578,932)	106,325,821
Change in net unrealized appreciation (depreciation)	(33,248,174)	(16,878,588)
Net Income (loss)	$(377,673,114)	$86,316,740

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$187,297,842	$70,213,227
NAV end of period	$289,386,097	$145,038,381
Percentage change in NAV	54.5%	106.6%
Shares outstanding beginning of period	4,737,527	1,987,527
Shares outstanding end of period	5,437,527	1,737,527
Percentage change in shares outstanding	14.8%	(12.6)%
Shares created	6,000,000	1,150,000
Shares redeemed	5,300,000	1,400,000
Per share NAV beginning of period	$39.53	$35.33
Per share NAV end of period	$53.22	$83.47
Percentage change in per share NAV	34.6%	136.3%
Percentage change in benchmark	25.3%	58.6%
Benchmark annualized volatility	76.6%	48.6%

During the three months ended September 30, 2022, The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 4,737,527 outstanding Shares at June 30, 2022 to 5,437,527 outstanding Shares at September 30, 2022. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 1,987,527 outstanding Shares at June 30, 2021 to 1,737,527 outstanding Shares at September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 34.6% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 136.3% for the three months ended September 30, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s rise of 25.3% for the three months ended September 30, 2022, as compared to the benchmark’s rise of 58.6% for the three months ended September 30, 2021, can be attributed to lesser increase in the value of Henry Hub Natural Gas during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$104,679	$(212,510)
Management fee	658,525	161,130
Brokerage commission	97,589	40,472
Futures account fees	43,620	18,263
Non-recurring fees and expenses	4,791	—
Net realized gain (loss)	(5,893,297)	33,925,723
Change in net unrealized appreciation (depreciation)	97,221,527	25,135,708
Net Income (loss)	$91,432,909	$58,848,921

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to lesser increase in the value of Henry Hub Natural Gas during the three months ended September 30, 2022.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$9,415,626	$3,668,741
NAV end of period	$13,869,371	$3,479,104
Percentage change in NAV	47.3%	(5.2)%
Shares outstanding beginning of period	850,000	250,000
Shares outstanding end of period	1,450,000	250,000
Percentage change in shares outstanding	70.6%	—%
Shares created	700,000	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$11.08	$14.67
Per share NAV end of period	$9.57	$13.92
Percentage change in per share NAV	(13.7)%	(5.1)%
Percentage change in benchmark	(6.0)%	(2.3)%
Benchmark annualized volatility	10.53%	4.5%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 850,000 outstanding Shares at June 30, 2022 to 1,450,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2021 to September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.7% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 5.1% for the three months ended September 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.0% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 2.3% for the three months ended September 30, 2021, can be attributed to greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$5,288	$(8,271)
Management fee	31,331	8,664
Non-recurring fees and expenses	237	—
Net realized gain (loss)	(1,618,381)	(254,219)
Change in net unrealized appreciation (depreciation)	(95,012)	72,853
Net Income (loss)	$(1,708,105)	$(189,637)

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2022.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$239,938,853	$243,456,703
NAV end of period	$160,022,292	$230,917,847
Percentage change in NAV	(33.3)%	(5.2)%
Shares outstanding beginning of period	4,250,000	4,250,000
Shares outstanding end of period	3,400,000	4,150,000
Percentage change in shares outstanding	(20.0)%	(2.4)%
Shares created	50,000	250,000
Shares redeemed	900,000	350,000
Per share NAV beginning of period	$56.46	$57.28
Per share NAV end of period	$47.07	$55.64
Percentage change in per share NAV	(16.6)%	(2.9)%
Percentage change in benchmark	(7.9)%	(1.0)%
Benchmark annualized volatility	13.4%	13.8%

During the three months ended September 30, 2022, The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,250,000 outstanding Shares at June 30, 2022 to 3,400,000 outstanding Shares at September 30, 2022. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,250,000 outstanding Shares at June 30, 2021 to 4,150,000 outstanding Shares at September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.6% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 2.9% for the three months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 7.9% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 1.0% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of gold futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$191,709	$(596,194)
Management fee	475,457	582,103
Brokerage commission	8,176	9,421
Non-recurring fees and expenses	2,940	—
Net realized gain (loss)	(39,826,294)	(21,858,089)
Change in net unrealized appreciation (depreciation)	2,222,833	15,574,284
Net Income (loss)	$(37,411,752)	$(6,879,999)

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of futures prices during the three months ended September 30, 2022.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$355,577,515	$661,778,727
NAV end of period	$323,970,863	$480,309,476
Percentage change in NAV	(8.9)%	(27.4)%
Shares outstanding beginning of period	14,346,526	14,396,526
Shares outstanding end of period	15,546,526	15,146,526
Percentage change in shares outstanding	8.4%	5.2%
Shares created	2,450,000	1,050,000
Shares redeemed	1,250,000	300,000
Per share NAV beginning of period	$24.78	$45.97
Per share NAV end of period	$20.84	$31.71
Percentage change in per share NAV	(15.9)%	(31.0)%
Percentage change in benchmark	(6.5)%	(16.0)%
Benchmark annualized volatility	31.8%	26.7%

During the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,346,526 outstanding Shares at June 30, 2022 to 15,546,526 outstanding Shares at September 30, 2022. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,396,526 outstanding Shares at June 30, 2021 to 15,146,526 outstanding Shares at September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.9% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 31.0% for the three months ended September 30, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.5% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 16.0% for the three months ended September 30, 2021, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(15,349)	$(1,424,705)
Management fee	798,802	1,394,627
Brokerage commission	34,796	27,419
Futures account fees	—	47,170
Non-recurring fees and expenses	5,922	—
Net realized gain (loss)	(147,391,314)	(201,320,030)
Change in net unrealized appreciation (depreciation)	91,477,472	(6,018,290)
Net Income (loss)	$(55,929,191)	$(208,763,025)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2022.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$975,683,533	$840,870,703
NAV end of period	$995,489,778	$1,020,845,873
Percentage change in NAV	2.0%	21.4%
Shares outstanding beginning of period	67,228,420	30,128,420
Shares outstanding end of period	77,328,420	41,778,420
Percentage change in shares outstanding	15.0%	38.7%
Shares created	93,400,000	37,800,000
Shares redeemed	83,300,000	26,150,000
Per share NAV beginning of period	$14.51	$27.91
Per share NAV end of period	$12.87	$24.43
Percentage change in per share NAV	(11.3)%	(12.5)%
Percentage change in benchmark	(5.7)%	(5.6)%
Benchmark annualized volatility	51.0%	69.6%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 67,228,420 outstanding Shares at June 30, 2022 to 77,328,420 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 30,128,420 outstanding Shares at June 30, 2021 to 41,778,420 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.3% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 12.5% for the three months ended September 30, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 5.7% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 5.6% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(402,633)	$(3,993,799)
Management fee	2,831,005	2,221,755
Brokerage commission	1,276,819	1,095,975
Futures account fees	219,828	668,048
Non-recurring fees and expenses	20,117	—
Net realized gain (loss)	(289,873,754)	(198,380,990)
Change in net unrealized appreciation (depreciation)	161,745,283	186,742,221
Net Income (loss)	$(128,531,104)	$(15,632,568)

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of futures prices, during the three months ended September 30, 2022.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$5,024,773	$2,560,348
NAV end of period	$10,159,189	$2,539,880
Percentage change in NAV	102.2%	(0.8)%
Shares outstanding beginning of period	149,970	49,970
Shares outstanding end of period	349,970	49,970
Percentage change in shares outstanding	133.4%	—%
Shares created	250,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$33.51	$51.24
Per share NAV end of period	$29.03	$50.83
Percentage change in per share NAV	(13.3)%	(0.8)%
Percentage change in benchmark	(6.5)%	(0.2)%
Benchmark annualized volatility	11.15%	5.5%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 149,970 outstanding Shares at June 30, 2022 to 349,970 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2021 to September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.3% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 0.8% for the three months ended September 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.5% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 0.2% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$3,923	$(5,973)
Management fee	21,245	6,233
Non-recurring fees and expenses	194	—
Net realized gain (loss)	(1,652,590)	(25,554)
Change in net unrealized appreciation (depreciation)	(14,681)	11,059
Net Income (loss)	$(1,663,348)	$(20,468)

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2022.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$501,157,304	$79,400,059
NAV end of period	$368,791,089	$93,575,213
Percentage change in NAV	(26.4)%	17.9%
Shares outstanding beginning of period	21,755,220	876,760
Shares outstanding end of period	12,155,220	1,236,760
Percentage change in shares outstanding	(44.1)%	41.1%
Shares created	11,050,000	670,000
Shares redeemed	20,650,000	310,000
Per share NAV beginning of period	$23.04	$90.56
Per share NAV end of period	$30.34	$75.66
Percentage change in per share NAV	31.7%	(16.5)%
Percentage change in benchmark	(18.6)%	5.4%
Benchmark annualized volatility	42.8%	30.9%

During the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 21,755,220 outstanding Shares at June 30, 2022 to 12,155,220 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 876,760 outstanding Shares at June 30, 2021 to 1,236,760 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.7% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 16.5% for the three months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 18.6% for the three months ended September 30, 2022, as compared to the benchmark’s rise of 5.4% for the three months ended September 30, 2021, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$392,570	$(241,725)
Management fee	1,160,746	201,146
Brokerage commission	148,121	29,277
Futures account fees	39,563	18,193
Non-recurring fees and expenses	7,548	—
Net realized gain (loss)	66,444,885	(11,449,562)
Change in net unrealized appreciation (depreciation)	76,987,949	(1,520,893)
Net Income (loss)	$143,825,404	$(13,212,180)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$211,823,446	$97,525,300
NAV end of period	$242,389,998	$138,468,677
Percentage change in NAV	14.4%	42.0%
Shares outstanding beginning of period	4,966,856	226,242
Shares outstanding end of period	13,966,856	986,242
Percentage change in shares outstanding	181.2%	335.9%
Shares created	58,900,000	1,025,000
Shares redeemed	49,900,000	265,000
Per share NAV beginning of period	$42.65	$431.07
Per share NAV end of period	$17.35	$140.40
Percentage change in per share NAV	(59.3)%	(67.4)%
Percentage change in benchmark	25.3%	58.6%
Benchmark annualized volatility	76.6%	48.6%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 4,966,856 outstanding Shares at June 30, 2022 to 13,966,856 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 226,242 outstanding Shares at June 30, 2021 to 986,242 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 59.3% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 67.4% for the three months ended September 30, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s rise of 25.3% for the three months ended September 30, 2022, as compared to the benchmark’s rise of 58.6% for the three months ended September 30, 2021, can be attributed to a lesser increase in the value of Henry Hub Natural Gas during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(5,144)	$(358,817)
Management fee	730,949	258,824
Brokerage commission	173,386	67,808
Futures account fees	48,485	42,064
Non-recurring fees and expenses	5,374	—
Net realized gain (loss)	8,115,767	(95,609,878)
Change in net unrealized appreciation (depreciation)	(23,467,384)	(17,871,536)
Net Income (loss)	$(15,356,761)	$(113,840,231)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a lesser increase in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$62,270,097	$48,820,440
NAV end of period	$90,584,278	$48,640,817
Percentage change in NAV	45.5%	(0.4)%
Shares outstanding beginning of period	2,050,000	2,050,000
Shares outstanding end of period	2,600,000	1,950,000
Percentage change in shares outstanding	26.8%	(4.9)%
Shares created	1,100,000	100,000
Shares redeemed	550,000	200,000
Per share NAV beginning of period	$30.38	$23.81
Per share NAV end of period	$34.84	$24.94
Percentage change in per share NAV	14.7%	4.8%
Percentage change in benchmark	(6.5)%	(2.3)%
Benchmark annualized volatility	11.15%	4.5%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,050,000 outstanding Shares at June 30, 2022 to 2,600,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,050,000 outstanding Shares at June 30, 2021 to 1,950,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.7% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 4.8% for the three months ended September 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.5% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 2.3% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$25,953	$(111,725)
Management fee	203,036	116,733
Non-recurring fees and expenses	1,835	—
Net realized gain (loss)	11,086,708	2,974,466
Change in net unrealized appreciation (depreciation)	(292,818)	(617,958)
Net Income (loss)	$10,819,843	$2,244,783

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2022.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$34,611,284	$32,835,014
NAV end of period	$29,634,725	$27,731,022
Percentage change in NAV	(14.4)%	(15.5)%
Shares outstanding beginning of period	1,096,977	946,977
Shares outstanding end of period	796,977	796,977
Percentage change in shares outstanding	(27.3)%	(15.8)%
Shares created	350,000	650,000
Shares redeemed	650,000	800,000
Per share NAV beginning of period	$31.55	$34.67
Per share NAV end of period	$37.18	$34.80
Percentage change in per share NAV	17.9%	0.4%
Percentage change in benchmark	(7.9)%	(1.0)%
Benchmark annualized volatility	13.4%	13.8%

During the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,096,977 outstanding Shares at June 30, 2022 to 796,977 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 946,977 outstanding Shares at June 30, 2021 to 796,977 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.9% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 0.4% for the three months ended September 30, 2021, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 7.9% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 1.0% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of gold futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(8,595)	$(68,386)
Management fee	76,652	66,304
Brokerage commission	3,565	3,301
Futures account fees	—	1,856
Non-recurring fees and expenses	639	—
Net realized gain (loss)	4,988,228	1,213,721
Change in net unrealized appreciation (depreciation)	841,546	(1,898,419)
Net Income (loss)	$5,821,179	$(753,084)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the futures prices during the three months ended September 30, 2022.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$33,052,840	$34,859,763
NAV end of period	$33,763,052	$40,373,877
Percentage change in NAV	2.1%	15.8%
Shares outstanding beginning of period	1,041,329	1,491,329
Shares outstanding end of period	991,329	1,291,329
Percentage change in shares outstanding	(4.8)%	(13.4)%
Shares created	1,000,000	1,000,000
Shares redeemed	1,050,000	1,200,000
Per share NAV beginning of period	$31.74	$23.37
Per share NAV end of period	$34.06	$31.27
Percentage change in per share NAV	7.3%	33.8%
Percentage change in benchmark	(6.5)%	(16.0)%
Benchmark annualized volatility	31.8%	26.7%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 1,041,329 outstanding Shares at June 30, 2022 to 991,329 outstanding Shares at September 30, 2022. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 1,491,329 outstanding Shares at June 30, 2021 to 1,291,329 outstanding Shares at September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.3% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 33.8% for the three months ended September 30, 2021, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.5% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 16.0% for the three months ended September 30, 2021, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(13,304)	$(102,532)
Management fee	67,215	90,963
Brokerage commission	8,699	8,141
Futures account fees	—	6,528
Non-recurring fees and expenses	612	—
Net realized gain (loss)	6,215,407	6,662,145
Change in net unrealized appreciation (depreciation)	(4,075,524)	3,922,596
Net Income (loss)	$2,126,579	$10,482,209

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2022.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$45,568,882	$27,231,748
NAV end of period	$51,937,338	$23,328,922
Percentage change in NAV	14.0%	(14.3)%
Shares outstanding beginning of period	798,580	698,580
Shares outstanding end of period	798,580	598,580
Percentage change in shares outstanding	—%	(14.3)%
Shares created	250,000	—
Shares redeemed	250,000	100,000
Per share NAV beginning of period	$57.06	$38.98
Per share NAV end of period	$65.04	$38.97
Percentage change in per share NAV	14.0%	(0.0)%@
Percentage change in benchmark	(6.5)%	(0.2)%
Benchmark annualized volatility	11.2%	5.5%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2022 to September 30, 2022. By comparison, during the three months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 698,580 outstanding Shares at June 30, 2021 to 598,580 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.0% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 0.0% for the three months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 6.5% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 0.2% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$7,640	$(54,645)
Management fee	106,598	57,037
Non-recurring fees and expenses	953	—
Net realized gain (loss)	5,879,873	197,444
Change in net unrealized appreciation (depreciation)	(523,871)	(189,932)
Net Income (loss)	$5,363,642	$(47,133)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$95,721,271	$92,662,734
NAV end of period	$110,420,574	$127,673,137
Percentage change in NAV	15.4%	37.7%
Shares outstanding beginning of period	2,712,403	3,037,403
Shares outstanding end of period	3,112,403	3,962,403
Percentage change in shares outstanding	14.7%	30.5%
Shares created	850,000	1,200,000
Shares redeemed	450,000	275,000
Per share NAV beginning of period	$35.29	$30.51
Per share NAV end of period	$35.48	$32.22
Percentage change in per share NAV	0.6%	5.6%
Percentage change in benchmark	1.1%	6.0%
Benchmark annualized volatility	22.1%	22.9%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,712,403 outstanding Shares at June 30, 2022 to 3,112,403 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 3,037,403 outstanding Shares at June 30, 2021 to 3,962,403 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.6% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 5.6% for the three months ended September 30, 2021, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s rise of 1.1% for the three months ended September 30, 2022, as compared to the benchmark’s rise of 6.0% for the three months ended September 30, 2021, can be attributed to a lesser increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$(1,269)	$(262,156)
Management fee	201,508	221,356
Brokerage commission	17,922	20,803
Futures account fees	—	28,911
Non-recurring fees and expenses	2,050	—
Net realized gain (loss)	(1,349,272)	(4,024,133)
Change in net unrealized appreciation (depreciation)	3,368,209	10,652,952
Net Income (loss)	$2,017,668	$6,366,663

The Fund’s net income decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a lesser increase in the value of the futures prices during the three months ended September 30, 2022.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
NAV beginning of period	$341,714,316	$272,352,675
NAV end of period	$437,536,628	$368,777,333
Percentage change in NAV	28.0%	35.3%
Shares outstanding beginning of period	18,757,826	11,307,826
Shares outstanding end of period	25,582,826	16,257,826
Percentage change in shares outstanding	36.4%	43.8%
Shares created	17,775,000	6,300,000
Shares redeemed	10,950,000	1,350,000
Per share NAV beginning of period	$18.22	$24.09
Per share NAV end of period	$17.10	$22.68
Percentage change in per share NAV	(6.1)%	(5.8)%
Percentage change in benchmark	(5.7)%	(5.6)%
Benchmark annualized volatility	51.0%	69.6%

During the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 18,757,826 outstanding Shares at June 30, 2022 to 25,582,826 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 11,307,826 outstanding Shares at June 30, 2021 to 16,257,826 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 5.8% for the three months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2022.

The benchmark’s decline of 5.7% for the three months ended September 30, 2022, as compared to the benchmark’s decline of 5.6% for the three months ended September 30, 2021, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net investment income (loss)	$259,392	$(897,586)
Management fee	874,070	660,051
Brokerage commission	203,095	97,516
Futures account fees	54,944	151,758
Non-recurring fees and expenses	8,700	—
Net realized gain (loss)	(45,457,319)	(51,868,433)
Change in net unrealized appreciation (depreciation)	51,698,947	42,168,297
Net Income (loss)	$6,501,020	$(10,597,722)

The Fund’s net income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a greater decrease in the value of the futures prices, during the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$423,812,594	$409,371,468
NAV end of period	$321,831,051	$388,523,845
Percentage change in NAV	(24.1)%	(5.1)%
Shares outstanding beginning of period	6,884,307	9,884,307
Shares outstanding end of period	6,634,307	7,134,307
Percentage change in shares outstanding	(3.6)%	(27.8)%
Shares created	5,050,000	3,400,000
Shares redeemed	5,300,000	6,150,000
Per share NAV beginning of period	$61.56	$41.42
Per share NAV end of period	$48.51	$54.46
Percentage change in per share NAV	(21.2)%	31.5%
Percentage change in benchmark	14.7%	(58.4)%
Benchmark annualized volatility	86.1%	73.8%

During the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 6,884,307 outstanding Shares at December 31, 2021 to 6,634,307 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,884,307 outstanding Shares at December 31, 2020 to 7,134,307 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.2% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 31.5% for the nine months ended September 30, 2021, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 14.7% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(2,481,226)	$(4,774,396)
Management fee	2,934,952	3,415,545
Brokerage commission	517,911	638,744
Futures account fees	348,217	795,836
Non-recurring fees and expenses	6,122	—
Net realized gain (loss)	(26,521,746)	168,119,037
Change in net unrealized appreciation (depreciation)	(47,680,063)	(14,532,856)
Net Income (loss)	$(76,683,035)	$148,811,785

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2022.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$1,103,783,570	$902,739,250
NAV end of period	$724,595,262	$1,090,613,716
Percentage change in NAV	(34.4)%	20.8%
Shares outstanding beginning of period	51,243,096	99,243,096
Shares outstanding end of period	27,643,096	51,643,096
Percentage change in shares outstanding	(46.1)%	(48.0)%
Shares created	20,700,000	17,400,000
Shares redeemed	44,300,000	65,000,000
Per share NAV beginning of period	$21.54	$9.10
Per share NAV end of period	$26.21	$21.12
Percentage change in per share NAV	21.7%	132.2%
Percentage change in benchmark	18.7%	58.2%
Benchmark annualized volatility	45.6%	29.1%

During the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 51,243,096 outstanding Shares at December 31, 2021 to 27,643,096 outstanding Shares at September 30, 2022. the decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 99,243,096 outstanding Shares at December 31, 2020 to 51,643,096 outstanding Shares at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.7% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 132.2% for the nine months ended September 30, 2021, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 18.7% for the nine months ended September 30, 2022, as compared to the benchmark’s rise of 58.2% for the nine months ended September 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(5,154,872)	$(9,100,359)
Management fee	8,301,804	8,104,728
Brokerage commission	421,657	701,710
Futures account fees	381,754	632,199
Non-recurring fees and expenses	13,739	27,500
Net realized gain (loss)	818,132,441	761,182,708
Change in net unrealized appreciation (depreciation)	(339,456,270)	176,076,207
Net Income (loss)	$473,521,299	$928,158,556

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$193,892,178	$169,800,371
NAV end of period	$289,386,097	$145,038,381
Percentage change in NAV	49.3%	(14.6)%
Shares outstanding beginning of period	7,587,527	8,087,527
Shares outstanding end of period	5,437,527	1,737,527
Percentage change in shares outstanding	(28.3)%	(78.5)%
Shares created	15,100,000	5,200,000
Shares redeemed	17,250,000	11,550,000
Per share NAV beginning of period	$25.55	$21.00
Per share NAV end of period	$53.22	$83.47
Percentage change in per share NAV	108.3%	297.6%
Percentage change in benchmark	86.6%	113.0%
Benchmark annualized volatility	71.7%	40.5%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 7,587,527 outstanding Shares at December 31, 2021 to 5,437,527 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 1,737,527 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 108.3% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 297.6% for the nine months ended September 30, 2021, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 86.6% for the nine months ended September 30, 2022, as compared to the benchmark’s rise of 113.0% for the nine months ended September 30, 2021, can be attributed to a lesser increase in the value of Henry Hub Natural Gas during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(977,992)	$(845,018)
Management fee	1,589,759	568,903
Brokerage commission	300,747	195,831
Futures account fees	177,950	112,998
Non-recurring fees and expenses	4,791	—
Net realized gain (loss)	235,314,633	80,409,947
Change in net unrealized appreciation (depreciation)	(89,199,198)	35,684,757
Net Income (loss)	$145,137,443	$115,249,686

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a lesser increase in the value of Henry Hub Natural Gas during the nine months ended September 30, 2022.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$8,659,095	$4,737,350
NAV end of period	$13,869,371	$3,479,104
Percentage change in NAV	60.2%	(26.6)%
Shares outstanding beginning of period	650,000	300,000
Shares outstanding end of period	1,450,000	250,000
Percentage change in shares outstanding	123.1%	(16.7)%
Shares created	1,250,000	100,000
Shares redeemed	450,000	150,000
Per share NAV beginning of period	$13.32	$15.79
Per share NAV end of period	$9.57	$13.92
Percentage change in per share NAV	(28.2)%	(11.9)%
Percentage change in benchmark	(13.2)%	(5.2)%
Benchmark annualized volatility	9.4%	5.6%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 1,450,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,000 outstanding Shares at December 31, 2020 to 250,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.2% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 11.9% for the nine months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 13.2% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 5.2% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(18,918)	$(26,743)
Management fee	66,646	28,158
Non-recurring fees and expenses	237	—
Net realized gain (loss)	(2,511,725)	(186,149)
Change in net unrealized appreciation (depreciation)	(514,727)	(251,418)
Net Income (loss)	$(3,045,370)	$(464,310)

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2022.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$232,780,534	$263,540,473
NAV end of period	$160,022,292	$230,917,847
Percentage change in NAV	(31.3)%	(12.4)%
Shares outstanding beginning of period	3,900,000	3,900,000
Shares outstanding end of period	3,400,000	4,150,000
Percentage change in shares outstanding	(12.8)%	6.4%
Shares created	1,650,000	1,250,000
Shares redeemed	2,150,000	1,000,000
Per share NAV beginning of period	$59.69	$67.57
Per share NAV end of period	$47.07	$55.64
Percentage change in per share NAV	(21.1)%	(17.7)%
Percentage change in benchmark	(9.3)%	(7.9)%
Benchmark annualized volatility	17.4%	15.7%

During the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,900,000 outstanding Shares at December 31, 2021 to 3,400,000 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,900,000 outstanding Shares at December 31, 2020 to 4,150,000 outstanding Shares at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.1% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 17.7% for the nine months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 9.3% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 7.9% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of gold futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(845,479)	$(1,745,829)
Management fee	1,863,020	1,718,350
Brokerage commission	43,899	32,974
Futures account fees	28,169	64,764
Non-recurring fees and expenses	2,940	—
Net realized gain (loss)	(39,908,781)	(27,599,609)
Change in net unrealized appreciation (depreciation)	(17,626,635)	(19,136,522)
Net Income (loss)	$(58,380,895)	$(48,481,960)

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2022.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$515,453,594	$745,304,028
NAV end of period	$323,970,863	$480,309,476
Percentage change in NAV	(37.1)%	(35.6)%
Shares outstanding beginning of period	14,796,526	14,696,526
Shares outstanding end of period	15,546,526	15,146,526
Percentage change in shares outstanding	5.1%	3.1%
Shares created	4,250,000	4,450,000
Shares redeemed	3,500,000	4,000,000
Per share NAV beginning of period	$34.84	$50.71
Per share NAV end of period	$20.84	$31.71
Percentage change in per share NAV	(40.2)%	(37.5)%
Percentage change in benchmark	(19.0)%	(17.0)%
Benchmark annualized volatility	31.7%	33.0%

During the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,796,526 outstanding Shares at December 31, 2021 to 15,546,526 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,696,526 outstanding Shares at December 31, 2020 to 15,146,526 outstanding Shares at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.2% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 37.5% for the nine months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 19.0% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 17.0% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of silver futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(1,839,301)	$(4,805,716)
Management fee	3,098,741	4,640,919
Brokerage commission	94,079	114,716
Futures account fees	26,693	258,250
Non-recurring fees and expenses	5,922	—
Net realized gain (loss)	(186,949,626)	(80,038,809)
Change in net unrealized appreciation (depreciation)	(16,694,572)	(192,156,316)
Net Income (loss)	$(205,483,499)	$(277,000,841)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2022.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$816,679,636	$1,356,204,199
NAV end of period	$995,489,778	$1,020,845,873
Percentage change in NAV	21.9%	(24.7)%
Shares outstanding beginning of period	65,828,420	12,713,091
Shares outstanding end of period	77,328,420	41,778,420
Percentage change in shares outstanding	17.5%	228.6%
Shares created	234,900,000	70,385,000
Shares redeemed	223,400,000	41,319,671
Per share NAV beginning of period	$12.41	$106.68
Per share NAV end of period	$12.87	$24.43
Percentage change in per share NAV	3.7%	(77.1)%
Percentage change in benchmark	14.7%	(58.4)%
Benchmark annualized volatility	86.1%	73.8%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 65,828,420 outstanding Shares at December 31, 2021 to 77,328,420 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 41,778,420 outstanding Shares at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.7% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 77.1% for the nine months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 14.7% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2021, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(7,265,397)	$(16,038,632)
Management fee	7,085,920	8,897,953
Brokerage commission	3,183,788	4,225,879
Futures account fees	1,446,639	3,243,304
Non-recurring fees and expenses	20,117	—
Net realized gain (loss)	81,807,278	(1,757,407,418)
Change in net unrealized appreciation (depreciation)	323,479,748	146,498,138
Net Income (loss)	$398,021,629	$(1,626,947,912)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2022.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$2,362,849	$2,989,499
NAV end of period	$10,159,189	$2,539,880
Percentage change in NAV	330.0%	(15.0)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	349,970	49,970
Percentage change in shares outstanding	600.4%	—%
Shares created	350,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$47.29	$59.83
Per share NAV end of period	$29.03	$50.83
Percentage change in per share NAV	(38.6)%	(15.0)%
Percentage change in benchmark	(20.3)%	(7.2)%
Benchmark annualized volatility	10.1%	5.2%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 349,970 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.6% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 15.0% for the nine months ended September 30, 2021, was primarily due to greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 20.3% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 7.2% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(5,605)	$(18,221)
Management fee	34,710	19,144
Non-recurring fees and expenses	194	—
Net realized gain (loss)	(2,531,291)	(305,028)
Change in net unrealized appreciation (depreciation)	(3,861)	(126,370)
Net Income (loss)	$(2,540,757)	$(449,619)

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2022.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$114,167,602	$96,839,233
NAV end of period	$368,791,089	$93,575,213
Percentage change in NAV	223.0%	(3.4)%
Shares outstanding beginning of period	1,776,760	416,994
Shares outstanding end of period	12,155,220	1,236,760
Percentage change in shares outstanding	584.1%	196.6%
Shares created	38,940,000	1,447,500
Shares redeemed	28,561,540	627,734
Per share NAV beginning of period	$64.26	$232.23
Per share NAV end of period	$30.34	$75.66
Percentage change in per share NAV	(52.8)%	(67.4)%
Percentage change in benchmark	18.7%	58.2%
Benchmark annualized volatility	45.6%	29.1%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 12,155,220 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 416,994 outstanding Shares at December 31, 2020 to 1,236,760 outstanding Shares at September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.8% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 67.4% for the nine months ended September 30, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 18.7% for the nine months ended September 30, 2022, as compared to the benchmark’s rise of 58.2% for the nine months ended September 30, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(1,043,095)	$(751,650)
Management fee	2,599,503	603,444
Brokerage commission	332,256	100,902
Futures account fees	195,542	83,373
Non-recurring fees and expenses	7,548	—
Net realized gain (loss)	(142,631,216)	(86,637,748)
Change in net unrealized appreciation (depreciation)	113,674,105	(5,829,481)
Net Income (loss)	$(30,000,206)	$(93,218,879)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a lesser increase in the value of WTI Crude Oil , in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$242,145,130	$24,977,745
NAV end of period	$242,389,998	$138,468,677
Percentage change in NAV	0.1%	454.4%
Shares outstanding beginning of period	978,742	26,242
Shares outstanding end of period	13,966,856	986,242
Percentage change in shares outstanding	1,327.0%	3,658.3%
Shares created	82,240,000	1,402,500
Shares redeemed	69,251,886	442,500
Per share NAV beginning of period	$247.40	$951.82
Per share NAV end of period	$17.35	$140.40
Percentage change in per share NAV	(93.0)%	(85.3)%
Percentage change in benchmark	86.6%	113.0%
Benchmark annualized volatility	71.7%	40.5%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 978,742 outstanding Shares at December 31, 2021 to 13,966,856 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 26,242 outstanding Shares at December 31, 2020 to 986,242 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 93.0% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 85.3% for the nine months ended September 30, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 86.6% for the nine months ended September 30, 2022, as compared to the benchmark’s rise of 113.0% for the nine months ended September 30, 2021, can be attributed to a lesser increase in the value of Henry Hub Natural Gas during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(1,452,942)	$(932,981)
Management fee	1,784,017	609,472
Brokerage commission	539,244	249,831
Futures account fees	255,370	99,190
Non-recurring fees and expenses	5,374	—
Net realized gain (loss)	(389,255,425)	(112,274,576)
Change in net unrealized appreciation (depreciation)	116,824,672	(35,670,233)
Net Income (loss)	$(273,883,695)	$(148,877,790)

The Fund’s net income decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a lesser increase in the value of Henry Hub Natural Gas, during the nine months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$54,263,045	$52,953,339
NAV end of period	$90,584,278	$48,640,817
Percentage change in NAV	66.9%	(8.1)%
Shares outstanding beginning of period	2,100,000	2,350,000
Shares outstanding end of period	2,600,000	1,950,000
Percentage change in shares outstanding	23.8%	(17.0)%
Shares created	1,650,000	300,000
Shares redeemed	1,150,000	700,000
Per share NAV beginning of period	$25.84	$22.53
Per share NAV end of period	$34.84	$24.94
Percentage change in per share NAV	34.8%	10.7%
Percentage change in benchmark	(13.2)%	(5.2)%
Benchmark annualized volatility	9.4%	5.6%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 2,100,000 outstanding Shares at December 31, 2021 to 2,600,000 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 1,950,000 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 34.8% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 13.2% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 5.2% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(184,021)	$(337,637)
Management fee	467,426	355,451
Non-recurring fees and expenses	1,835	—
Net realized gain (loss)	16,904,945	2,249,236
Change in net unrealized appreciation (depreciation)	3,015,661	3,263,109
Net Income (loss)	$19,736,585	$5,174,708

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2022.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$26,859,844	$20,337,376
NAV end of period	$29,634,725	$27,731,022
Percentage change in NAV	10.3%	36.4%
Shares outstanding beginning of period	846,977	646,977
Shares outstanding end of period	796,977	796,977
Percentage change in shares outstanding	(5.9)%	23.2%
Shares created	1,500,000	1,700,000
Shares redeemed	1,550,000	1,550,000
Per share NAV beginning of period	$31.71	$31.43
Per share NAV end of period	$37.18	$34.80
Percentage change in per share NAV	17.3%	10.7%
Percentage change in benchmark	(9.3)%	(7.9)%
Benchmark annualized volatility	17.4%	15.7%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 846,977 outstanding Shares at December 31, 2021 to 796,977 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 796,977 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.3% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 10.7% for the nine months ended September 30, 2021, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 9.3% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 7.9% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of gold futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(128,991)	$(208,304)
Management fee	218,466	199,999
Brokerage commission	9,361	9,174
Futures account fees	2,446	8,344
Non-recurring fees and expenses	639	—
Net realized gain (loss)	3,237,429	(1,767,467)
Change in net unrealized appreciation (depreciation)	3,160,276	1,727,781
Net Income (loss)	$6,268,714	$(247,990)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of the futures prices during the nine months ended September 30, 2022.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$26,537,000	$28,885,775
NAV end of period	$33,763,052	$40,373,877
Percentage change in NAV	27.2%	39.8%
Shares outstanding beginning of period	991,329	1,041,744
Shares outstanding end of period	991,329	1,291,329
Percentage change in shares outstanding	—%	24.0%
Shares created	2,800,000	3,750,000
Shares redeemed	2,800,000	3,500,415
Per share NAV beginning of period	$26.77	$27.73
Per share NAV end of period	$34.06	$31.27
Percentage change in per share NAV	27.2%	12.8%
Percentage change in benchmark	(19.0)%	(17.0)%
Benchmark annualized volatility	31.7%	33.0%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to September 30, 2022. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,041,744 outstanding Shares at December 31, 2020 to 1,291,329 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 27.2% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 12.8% for the nine months ended September 30, 2021, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 19.0% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 17.0% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of the silver futures contracts during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(125,396)	$(279,779)
Management fee	190,549	248,539
Brokerage commission	20,677	19,409
Futures account fees	4,443	20,726
Non-recurring fees and expenses	612	—
Net realized gain (loss)	8,252,703	(2,146,577)
Change in net unrealized appreciation (depreciation)	1,567,440	10,463,787
Net Income (loss)	$9,694,747	$8,037,431

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2022.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$24,840,784	$23,691,070
NAV end of period	$51,937,338	$23,328,922
Percentage change in NAV	109.1%	(1.5)%
Shares outstanding beginning of period	598,580	698,580
Shares outstanding end of period	798,580	598,580
Percentage change in shares outstanding	33.4%	(14.3)%
Shares created	1,100,000	200,000
Shares redeemed	900,000	300,000
Per share NAV beginning of period	$41.50	$33.91
Per share NAV end of period	$65.04	$38.97
Percentage change in per share NAV	56.7%	14.9%
Percentage change in benchmark	(20.3)%	(7.2)%
Benchmark annualized volatility	10.1%	5.2%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 598,580 outstanding Shares at December 31, 2021 to 798,580 outstanding Shares at September 30, 2022. By comparison, during the nine months ended September 30, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 698,580 outstanding Shares at December 31, 2020 to 598,580 outstanding Shares at September 30, 2021. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 56.7% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV increase of 14.9% for the nine months ended September 30, 2021, was primarily due to greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s decline of 20.3% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 7.2% for the nine months ended September 30, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(109,049)	$(186,478)
Management fee	259,599	196,036
Non-recurring fees and expenses	953	—
Net realized gain (loss)	14,980,187	3,055,103
Change in net unrealized appreciation (depreciation)	(453,336)	1,066,333
Net Income (loss)	$14,417,802	$3,934,958

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2022.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Yen.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$112,875,680	$72,075,095
NAV end of period	$110,420,574	$127,673,137
Percentage change in NAV	(2.2)%	77.1%
Shares outstanding beginning of period	3,687,403	1,962,403
Shares outstanding end of period	3,112,403	3,962,403
Percentage change in shares outstanding	(15.6)%	101.9%
Shares created	1,850,000	2,625,000
Shares redeemed	2,425,000	625,000
Per share NAV beginning of period	$30.61	$36.73
Per share NAV end of period	$35.48	$32.22
Percentage change in per share NAV	15.9%	(12.3)%
Percentage change in benchmark	17.8%	(11.4)%
Benchmark annualized volatility	32.5%	28.3%

During the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 3,112,403 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,962,403 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.9% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 12.3% for the nine months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 17.8% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 11.4% for the nine months ended September 30, 2021, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(437,530)	$(694,100)
Management fee	627,755	586,702
Brokerage commission	58,291	48,211
Futures account fees	46,394	86,674
Non-recurring fees and expenses	2,050	—
Net realized gain (loss)	11,304,277	(14,890,359)
Change in net unrealized appreciation (depreciation)	6,887,044	5,949,460
Net Income (loss)	$17,753,791	$(9,634,999)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2022.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
NAV beginning of period	$269,703,164	$293,390,549
NAV end of period	$437,536,628	$368,777,333
Percentage change in NAV	62.2%	25.7%
Shares outstanding beginning of period	17,832,826	5,331,579
Shares outstanding end of period	25,582,826	16,257,826
Percentage change in shares outstanding	43.5%	204.9%
Shares created	35,900,000	16,556,250
Shares redeemed	28,150,000	5,630,003
Per share NAV beginning of period	$15.12	$55.03
Per share NAV end of period	$17.10	$22.68
Percentage change in per share NAV	13.1%	(58.8)%
Percentage change in benchmark	14.7%	(58.4)%
Benchmark annualized volatility	86.1%	73.8%

During the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 17,832,826 outstanding Shares at December 31, 2021 to 25,582,826 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 5,331,579 outstanding Shares at December 31, 2020 to 16,257,826 outstanding Shares at September 30, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.1% for the nine months ended September 30, 2022, as compared to the Fund’s per Share NAV decrease of 58.8% for the nine months ended September 30, 2021, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2022.

The benchmark’s rise of 14.7% for the nine months ended September 30, 2022, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2021, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income (loss)	$(1,545,500)	$(3,019,972)
Management fee	2,353,478	2,154,874
Brokerage commission	490,751	365,013
Futures account fees	371,384	591,272
Non-recurring fees and expenses	8,700	—
Net realized gain (loss)	31,935,690	(304,349,667)
Change in net unrealized appreciation (depreciation)	84,851,343	27,729,790
Net Income (loss)	$115,241,533	$(279,639,849)

The Fund’s net income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2022.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2022 and 2021, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2022 and 2021, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2022	3,083	$31.52	1,000	$(97,163,828)
VIX Futures (Cboe)	Short	November 2022	2,052	31.07	1,000	(63,759,128)

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2021	4,341	$22.87	1,000	$(99,269,120)
VIX Futures (Cboe)	Short	November 2021	4,001	23.69	1,000	(94,767,286)

The September 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2022 and 2021, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2022	1,450	$78.72	1,000	$114,144,000
WTI Crude Oil (NYMEX)	Long	June 2023	1,535	73.00	1,000	112,055,000
WTI Crude Oil (NYMEX)	Long	December 2023	1,610	69.66	1,000	112,152,600

Swap Agreements as of September 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.9524	$175,709,387
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.9524	218,463,160
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.9524	304,335,914
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.9524	165,828,296
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.9524	246,871,587

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2021	5,657	$74.70	1,000	$422,577,900
WTI Crude Oil (NYMEX)	Long	June 2022	5,843	71.15	1,000	415,729,450
WTI Crude Oil (NYMEX)	Long	December 2022	6,063	67.70	1,000	410,465,100

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$63.6871	$143,554,545
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	63.6871	203,094,978
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	63.6871	248,642,399
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	63.6871	135,481,695
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	63.6871	201,694,052

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2022 and 2021, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2022	8,556	$6.77	10,000	$578,898,960

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2021	4,944	$5.87	10,000	$290,064,480

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of September 30, 2022 and 2021, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/22	12,276,921	0.9964	$12,232,264
Euro	UBS AG	Long	10/07/22	17,572,502	0.9940	17,466,744
Euro	UBS AG	Short	10/07/22	(1,566,000)	0.9801	$(1,534,866)

Foreign Currency Forward Contracts as of September 30, 2021
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/08/21	3,388,921	1.1851	$4,016,217
Euro	UBS AG	Long	10/08/21	2,801,502	1.1849	3,319,492
Euro	Goldman Sachs International	Short	10/08/21	(93,000)	1.1685	$(108,671)
Euro	UBS AG	Short	10/08/21	(84,000)	1.1726	(98,499)

The September 30, 2022 and 2021 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of September 30, 2022 and 2021 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2022	409	$1,672.00	100	$68,384,800

Swap Agreements as of September 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$180.7152	$100,068,860
Bloomberg Gold Subindex	Goldman Sachs International	Long	180.7152	47,529,603
Bloomberg Gold Subindex	UBS AG	Long	180.7152	104,098,025

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2021	856	$1,757.00	100	$150,399,200

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$193.6583	$107,235,945
Bloomberg Gold Subindex	Goldman Sachs International	Long	193.6583	92,669,240
Bloomberg Gold Subindex	UBS AG	Long	193.6583	111,553,685

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of September 30, 2022 and 2021 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2022	2,163	$19.04	5,000	$205,906,785

Swap Agreements as of September 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$169.7456	$142,330,643
Bloomberg Silver Subindex	Goldman Sachs International	Long	169.7456	18,803,260
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	169.7456	156,302,767
Bloomberg Silver Subindex	UBS AG	Long	169.7456	124,719,934

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2021	1,213	$22.05	5,000	$133,715,055

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$200.3035	$219,572,067
Bloomberg Silver Subindex	Goldman Sachs International	Long	200.3035	219,657,055
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	200.3035	204,665,509
Bloomberg Silver Subindex	UBS AG	Long	200.3035	182,787,599

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2022 and 2021, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	28,597	$31.52	1,000	$901,263,052
VIX Futures (Cboe)	Long	November 2022	19,065	31.07	1,000	592,381,961

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	32,595	$22.87	1,000	$745,375,941
VIX Futures (Cboe)	Long	November 2021	30,104	23.69	1,000	713,040,334

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs International	Long	$27.8300	$73,401,625

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Yen:

As of September 30, 2022 and 2021, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/22	1,186,245,517	0.006949	$8,243,617
Yen	UBS AG	Long	10/07/22	1,919,545,856	0.006945	13,331,165
Yen	Goldman Sachs International	Short	10/07/22	(33,368,000)	0.006974	$(232,706)
Yen	UBS AG	Short	10/07/22	(133,030,000)	0.006945	(923,831)

Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/21	327,930,517	0.009089	$2,980,606
Yen	UBS AG	Long	10/08/21	253,562,756	0.009086	2,303,858
Yen	Goldman Sachs International	Short	10/08/21	(6,319,000)	0.008956	$(56,591)
Yen	UBS AG	Short	10/08/21	(10,090,000)	0.009078	(91,593)

The September 30, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2022 and 2021, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2022	3,174	$78.72	1,000	$(249,857,280)
WTI Crude Oil (NYMEX)	Short	June 2023	3,344	73.00	1,000	(244,112,000)
WTI Crude Oil (NYMEX)	Short	December 2023	3,500	69.66	1,000	(243,810,000)

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2021	848	$74.70	1,000	$(63,345,600)
WTI Crude Oil (NYMEX)	Short	June 2022	876	71.15	1,000	(62,327,400)
WTI Crude Oil (NYMEX)	Short	December 2022	909	67.70	1,000	(61,539,300)

The September 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. September 30, 2022 and 2021 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2022 and 2021, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2022	7,167	$6.77	10,000	$(484,919,220)

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2021	4,720	$5.87	10,000	$(276,922,400)

The September 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2022 and 2021, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/07/22	38,000,000	0.9876	$37,528,206
Euro	Goldman Sachs International	Short	10/07/22	(78,612,263)	0.9970	$(78,374,875)
Euro	UBS AG	Short	10/07/22	(144,189,199)	0.9931	(143,198,834)

Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/08/21	5,650,000	1.1862	$6,702,072
Euro	Goldman Sachs International	Short	10/08/21	(39,458,263)	1.1837	$(46,708,330)
Euro	UBS AG	Short	10/08/21	(49,895,199)	1.1841	(59,081,294)

The September 30, 2022 and 2021 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of September 30, 2022 and 2021 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2022	157	$1,672.00	100	$(26,250,400)

Swap Agreements as of September 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$180.7152	$(13,547,911)
Bloomberg Gold Subindex	Goldman Sachs International	Short	180.7152	(8,863,141)
Bloomberg Gold Subindex	UBS AG	Short	180.7152	(10,598,433)

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2021	114	$1,757.00	100	$(20,029,800)

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$193.6583	$(14,518,233)
Bloomberg Gold Subindex	Goldman Sachs International	Short	193.6583	(9,497,933)
Bloomberg Gold Subindex	UBS AG	Short	193.6583	(11,357,509)

The September 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of September 30, 2022 and 2021 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2022	506	$19.04	5,000	$(48,168,670)

Swap Agreements as of September 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$169.7456	$(2,288,972)
Bloomberg Silver Subindex	Goldman Sachs International	Short	169.7456	(8,338,415)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	169.7456	(6,593,089)
Bloomberg Silver Subindex	UBS AG	Short	169.7456	(2,108,259)

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2021	380	$22.05	5,000	$(41,889,300)

Swap Agreements as of September 30, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$200.3035	$(7,432,206)
Bloomberg Silver Subindex	Goldman Sachs International	Short	200.3035	(9,839,512)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	200.3035	(7,779,988)
Bloomberg Silver Subindex	UBS AG	Short	200.3035	(13,786,912)

The September 30, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2022 and 2021 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of September 30, 2022 and 2021, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/22	513,732,000	0.007033	$3,613,292
Yen	UBS AG	Long	10/07/22	1,169,990,000	0.006995	8,183,497
Yen	Goldman Sachs International	Short	10/07/22	(4,358,922,165)	0.006949	$(30,291,833)
Yen	UBS AG	Short	10/07/22	(12,349,528,574)	0.006949	(85,811,526)

Foreign Currency Forward Contracts as of September 30, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/21	32,600,000	0.009147	$298,181
Yen	UBS AG	Long	10/08/21	373,110,000	0.009098	3,394,710
Yen	Goldman Sachs International	Short	10/08/21	(1,558,854,165)	0.009077	$(14,149,247)
Yen	UBS AG	Short	10/08/21	(4,049,118,875)	0.009085	(36,785,074)

The September 30, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2022 and 2021, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	728	$30.70	1,000	$22,351,129
VIX Futures (Cboe)	Long	February 2023	1,214	30.31	1,000	36,796,340
VIX Futures (Cboe)	Long	March 2023	1,214	30.18	1,000	36,638,520
VIX Futures (Cboe)	Long	April 2023	486	30.25	1,000	14,700,868

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	872	$24.80	1,000	$21,626,210
VIX Futures (Cboe)	Long	February 2022	1,677	25.23	1,000	42,304,841
VIX Futures (Cboe)	Long	March 2022	1,677	25.66	1,000	43,023,603
VIX Futures (Cboe)	Long	April 2022	804	25.83	1,000	20,765,953

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of September 30, 2022 and 2021, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	8,381	$31.52	1,000	$264,135,596
VIX Futures (Cboe)	Long	November 2022	5,587	31.07	1,000	173,597,588

Futures Positions as of September 30, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2021	8,245	$22.87	1,000	$188,545,011
VIX Futures (Cboe)	Long	November 2021	7,617	23.69	1,000	180,415,500

The September 30, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of September 30, 2022, the Trust is not a party to any material legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2022:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	07/01/22 to 07/31/22	850,000	$50.40
	08/01/22 to 08/31/22	950,000	$53.82
	09/01/22 to 09/30/22	400,000	$53.05

ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	07/01/22 to 07/31/22	3,750,000	$37.59
	08/01/22 to 08/31/22	2,450,000	$37.02
	09/01/22 to 09/30/22	2,050,000	$31.72

ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	07/01/22 to 07/31/22	3,050,000	$67.58
	08/01/22 to 08/31/22	1,900,000	$98.18
	09/01/22 to 09/30/22	350,000	$78.79

ProShares Ultra Euro
Common Units of Beneficial Interest	07/01/22 to 07/31/22	—	$—
	08/01/22 to 08/31/22	50,000	$10.22
	09/01/22 to 09/30/22	50,000	$9.91

ProShares Ultra Gold
Common Units of Beneficial Interest	07/01/22 to 07/31/22	300,000	$51.50
	08/01/22 to 08/31/22	250,000	$51.79
	09/01/22 to 09/30/22	350,000	$47.67

ProShares Ultra Silver
Common Units of Beneficial Interest	07/01/22 to 07/31/22	—	$—
	08/01/22 to 08/31/22	500,000	$22.97
	09/01/22 to 09/30/22	750,000	$22.11
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	07/01/22 to 07/31/22	3,800,000	$13.70
	08/01/22 to 08/31/22	27,450,000	$10.33
	09/01/22 to 09/30/22	52,050,000	$11.22
ProShares Ultra Yen
Common Units of Beneficial Interest	07/01/22 to 07/31/22	—	$—
	08/01/22 to 08/31/22	—	$—
	09/01/22 to 09/30/22	50,000	$29.75
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	07/01/22 to 07/31/22	4,200,000	$25.49
	08/01/22 to 08/31/22	7,550,000	$24.47
	09/01/22 to 09/30/22	8,900,000	$27.61
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	07/01/22 to 07/31/22	3,400,000	$21.98
	08/01/22 to 08/31/22	17,900,000	$14.14
	09/01/22 to 09/30/22	28,600,000	$15.02
ProShares UltraShort Euro
Common Units of Beneficial Interest	07/01/22 to 07/31/22	—	$—
	08/01/22 to 08/31/22	150,000	$32.87
	09/01/22 to 09/30/22	400,000	$34.53
ProShares UltraShort Gold
Common Units of Beneficial Interest	07/01/22 to 07/31/22	300,000	$34.13
	08/01/22 to 08/31/22	—	$—
	09/01/22 to 09/30/22	350,000	$37.44
ProShares UltraShort Silver
Common Units of Beneficial Interest	07/01/22 to 07/31/22	400,000	$36.78
	08/01/22 to 08/31/22	300,000	$31.03
	09/01/22 to 09/30/22	350,000	$34.90
ProShares UltraShort Yen
Common Units of Beneficial Interest	07/01/22 to 07/31/22	—	$—
	08/01/22 to 08/31/22	250,000	$57.10
	09/01/22 to 09/30/22	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	07/01/22 to 07/31/22	325,000	$34.95
	08/01/22 to 08/31/22	—	$—
	09/01/22 to 09/30/22	125,000	$34.37
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	07/01/22 to 07/31/22	1,150,000	$17.47
	08/01/22 to 08/31/22	2,300,000	$14.63
	09/01/22 to 09/30/22	7,500,000	$15.48

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.
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
Date: November 8, 2022

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: November 8, 2022