Form 10-K
period 2022-12-31
ProShares Trust II
filed 2023-02-28
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.).    ☐  Yes
☒
No
As of February 22, 2023, the registrant had 461,919,037 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2022 and the number of outstanding units for each Fund as of February 22, 2023, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2022	Number of Outstanding Units as of February 22, 2023
ProShares Short VIX Short-Term Futures ETF	403,644,956	2,984,307
ProShares Ultra Bloomberg Crude Oil	1,060,867,238	28,043,096
ProShares Ultra Bloomberg Natural Gas	187,297,842	254,987,527
ProShares Ultra Euro	9,415,626	850,000
ProShares Ultra Gold	239,938,853	3,100,000
ProShares Ultra Silver	355,577,515	13,396,526
ProShares Ultra VIX Short-Term Futures ETF	975,683,533	114,578,420
ProShares Ultra Yen	5,024,773	399,970
ProShares UltraShort Bloomberg Crude Oil	501,157,304	8,305,220
ProShares UltraShort Bloomberg Natural Gas	211,823,446	1,366,856
ProShares UltraShort Euro	62,270,097	2,350,000
ProShares UltraShort Gold	34,611,284	496,977
ProShares UltraShort Silver	33,052,840	1,191,329
ProShares UltraShort Yen	45,568,882	398,580
ProShares VIX Mid-Term Futures ETF	95,721,271	2,537,403
ProShares VIX Short-Term Futures ETF	341,714,316	26,932,826
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1. Business.

Summary

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.

On March 15, 2020 ProShare Capital Management LLC announced that it planned to close and liquidate ProShares UltraPro 3x Crude Oil ETF (ticker symbol: OILU) and ProShares UltraPro 3x Short Crude Oil ETF (ticker symbol: OILD). The last day the liquidated funds accepted creation orders was on March 27, 2020. Trading in each liquidated fund was suspended prior to market open on March 30, 2020. Proceeds of the liquidation were sent to shareholders on April 3, 2020. From March 30, 2020 through April 3, 2020, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on April 3, 2020 automatically had their shares redeemed for cash at the current net asset value on that day.

On March 11, 2022, ProShares Capital Management LLC announced that it planned to close and liquidate ProShares UltraShort Australian Dollar ETF (ticker symbol: CROC) and ProShares Short Euro ETF (ticker symbol: EUFX). The last day the liquidated funds accepted creation orders was on May 2, 2022. Trading in each liquidated fund was suspended prior to market open on May 3, 2022. Proceeds of the liquidation were sent to shareholders on May 12, 2022. From May 3, 2022 through May 12, 2022, shares of the liquidated funds did not trade on the NYSE Arca nor was there a secondary market for the shares. Any shareholders that remained in a liquidated fund on May 12, 2022 automatically had their shares redeemed for cash at the current net asset value on that day.

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

The “Short” Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both for a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from -0.5x, -2x, 1.5x, or 2x, of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

Forward Share Splits and Reverse Share Splits

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

On May 11, 2022, the Trust announced a forward share split on ProShares UltraShort Yen and ProShares Ultra Bloomberg Crude Oil and a reverse share split on ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Bloomberg Crude Oil. The Splits did not change the value of a shareholder’s investment. ProShares UltraShort Yen executed a 2:1 Forward Split of its shares. ProShares Ultra Bloomberg Crude Oil executed a 4:1 Forward Split of its shares. The Forward Split was effective at the market open on May 26, 2022, when the Funds began trading at their post-Forward Split prices. The ticker symbol for the Funds did not change. The Forward Split decreased the price per share of the Funds with a proportionate increase in the number of shares outstanding. ProShares UltraShort Bloomberg Natural Gas executed a 1:4 Reverse Split of its shares. ProShares UltraShort Bloomberg Crude Oil executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on May 26, 2022, when the Funds began trading at their post-Reverse Split prices. The ticker symbol for the Funds did not change, but the Funds issued new CUSIP numbers (74347Y813 for KOLD and 74347Y797 for SCO). The Reverse Split increased the price per share of the Funds with a proportionate decrease in the number of shares outstanding.

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

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil: The Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The Bloomberg Commodity Balanced WTI Crude Oil IndexSM is designed to track crude oil futures prices.

ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas: The Bloomberg Natural Gas SubindexSM. The Bloomberg Natural Gas SubindexSM is designed to track natural gas futures prices traded on the NYMEX.

ProShares UltraShort Gold and ProShares Ultra Gold: The Bloomberg Gold SubindexSM. The Bloomberg Gold SubindexSM is intended to reflect the performance of gold, as measured by the price of COMEX gold futures contracts.

ProShares UltraShort Silver and ProShares Ultra Silver: The Bloomberg Silver SubindexSM. The Bloomberg Silver SubindexSM is intended to reflect the performance of silver, as measured by the price of COMEX silver futures contracts.

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

Description of the Bloomberg Commodity Index SM and its Sub-Indexes

Overview of the Bloomberg Family of Indices

Bloomberg Commodity Balanced WTI Crude Oil IndexSM

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond, before fees and expenses, to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg Commodity Balanced WTI Crude Oil IndexSM is intended to track the performance of 3 separate contract schedules for WTI Crude Oil futures. One third of the Benchmark follows a monthly roll schedule two months beyond the nearby contract. The second third of the Benchmark follows a June annual roll schedule, while the remaining third follows a December annual roll schedule. The Benchmark weights are equally reset semi-annually in the months of March and September on close of the first business day. The weighting of the futures contracts included in the Benchmark is not linked to the “spot” price of WTI crude oil. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

Bloomberg Natural Gas SubindexSM

ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas are designed to correspond, before fees and expenses, to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Bloomberg Natural Gas SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg Natural Gas SubindexSM is intended to reflect the performance of a rolling position in natural gas futures contracts traded on the NYMEX without regard to income earned on cash positions. An investment in natural gas futures contracts may often perform very differently than the price of physical natural gas (e.g., the wellhead or end-user price of natural gas). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

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

Bloomberg Gold SubindexSM

ProShares Ultra Gold and ProShares UltraShort Gold are designed to correspond, before fees and expenses, to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of the Bloomberg Gold SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg Gold Subindex is intended to reflect the performance of gold, as measured by the price of COMEX gold futures contracts, including the impact of rolling, without regard to income earned on cash positions. The Gold Subindex is not directly linked to the “spot price” of gold. Futures contracts may perform very differently from the spot price of gold.

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

Bloomberg Silver SubindexSM

ProShares Ultra Silver and ProShares UltraShort Silver are designed to correspond, before fees and expenses, to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of the Bloomberg Silver SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg Silver Subindex is intended to reflect the performance of silver, as measured by the price of COMEX silver futures contracts, including the impact of rolling, without regard to income earned on cash positions. The Silver Subindex is not directly linked to the “spot price” of silver. Futures contracts may perform very differently from the spot price of silver.

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

Information about the Index Licensor

“Bloomberg®”, “Bloomberg Commodity IndexSM”, “Bloomberg Commodity Balanced WTI Crude Oil IndexSM”, “Bloomberg Natural Gas SubindexSM”, “Bloomberg Gold SubindexSM” and “Bloomberg Silver SubindexSM” are service marks of Bloomberg Finance L.P. and its affiliates, including Bloomberg Index Services Limited (“BISL”), the administrator of the indices (collectively, “Bloomberg”) and have been licensed for use for certain purposes by ProShares Trust II (“Licensee”).

The Products are not sponsored, endorsed, sold or promoted by Bloomberg. Bloomberg does not make any representation or warranty, express or implied, to the owners of or counterparties to the Product(s) or any member of the public regarding the advisability of investing in securities or commodities generally or in the Product(s) particularly. The only relationship of Bloomberg to the Licensee is the licensing of certain trademarks, trade names and service marks and of the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM and the Bloomberg Silver SubindexSM, which are determined, composed and calculated by BISL without regard to the Licensee or the Product(s). Bloomberg has no obligation to take the needs of the Licensee or the owners of the Product(s) into consideration in determining, composing or calculating the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM or the Bloomberg Silver SubindexSM. Bloomberg is not responsible for and has not participated in the determination of the timing of, prices at, or quantities of the Product(s) to be issued or in the determination or calculation of the equation by which the Product(s) are to be converted into cash. Bloomberg shall not have any obligation or liability, including, without limitation, to Products customers, in connection with the administration, marketing or trading of the Product(s).

This Annual Report on Form 10-K relates only to Products and does not relate to the exchange-traded physical commodities underlying any of the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM or the Bloomberg Silver SubindexSM components. Purchasers of the Products should not conclude that the inclusion of a futures contract in the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM or the Bloomberg Silver SubindexSM is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Bloomberg. The information in this Annual Report on Form 10-K regarding the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM and the Bloomberg Silver SubindexSM components has been derived solely from publicly available documents. Bloomberg has not made any due diligence inquiries with respect to the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM or the Bloomberg Silver SubindexSM components in connection with Products. Bloomberg makes no representation that these publicly available documents or any other publicly available information regarding the Bloomberg Commodity IndexSM, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM, the Bloomberg Natural Gas SubindexSM, the Bloomberg Gold SubindexSM or the Bloomberg Silver SubindexSM components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

BLOOMBERG DOES NOT GUARANTEE THE ACCURACY AND/OR THE COMPLETENESS OF THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEXSM, THE BLOOMBERG NATURAL GAS SUBINDEXSM, THE BLOOMBERG GOLD SUBINDEXSM OR THE BLOOMBERG SILVER SUBINDEXSM OR ANY DATA RELATED THERETO AND SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS OR INTERRUPTIONS THEREIN. BLOOMBERG DOES NOT MAKE ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, OWNERS OF THE PRODUCT(S) OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEXSM, THE BLOOMBERG NATURAL GAS SUBINDEXSM, THE BLOOMBERG GOLD SUBINDEXSM OR THE BLOOMBERG SILVER SUBINDEXSM OR ANY DATA RELATED THERETO. BLOOMBERG DOES NOT MAKE ANY EXPRESS OR IMPLIED WARRANTIES AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG COMMODITY BALANCED WTI CRUDE OIL INDEXSM, THE BLOOMBERG NATURAL GAS SUBINDEXSM, THE BLOOMBERG GOLD SUBINDEXSM OR THE BLOOMBERG SILVER SUBINDEXSM OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, TO THE MAXIMUM EXTENT ALLOWED BY LAW, BLOOMBERG, ITS LICENSORS, AND ITS AND THEIR RESPECTIVE EMPLOYEES, CONTRACTORS, AGENTS, SUPPLIERS, AND VENDORS SHALL HAVE NO LIABILITY OR RESPONSIBILITY WHATSOEVER FOR ANY INJURY OR DAMAGES—WHETHER DIRECT, INDIRECT, CONSEQUENTIAL, INCIDENTAL, PUNITIVE OR OTHERWISE—ARISING IN CONNECTION WITH THE NAME OF PRODUCT OR NAME OF INDEX OR ANY DATA OR VALUES RELATING THERETO—WHETHER ARISING FROM THEIR NEGLIGENCE OR OTHERWISE, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF.

Description of the Currencies Benchmarks

The Currency Funds are designed to correspond, before fees and expenses, to two times the inverse (-2x), or two times (2x) of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 p.m. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Funds do not necessarily directly or physically hold the underlying currency and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

Euro

ProShares UltraShort Euro and ProShares Ultra Euro are designed to correspond, before fees and expenses, to the two times the inverse (-2x), or two times (2x), respectively, of the daily performance of the euro spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2022, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, and the Vatican City.

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

The performance of the VIX Futures Indexes is influenced by the S&P 500 (and options thereon) and the VIX. A description of VIX futures contracts, the VIX and the S&P 500 follows:

VIX Futures Contracts

Both VIX Futures Indexes are comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the Cboe in 2004. VIX futures contracts allow investors to invest based on their view of the forward implied market volatility of the S&P 500. Investors that believe the forward implied market volatility of the S&P 500 will increase may buy VIX futures contracts. Conversely, investors that believe that the forward implied market volatility of the S&P 500 will decline may sell VIX futures contracts.

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of the expected 30-day volatility of the S&P 500 on the expiration date of the futures contract. Since the VIX and VIX futures contracts are two distinctly different measures, the VIX and VIX futures contracts generally behave quite differently.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2022, the S&P 500 included companies with capitalizations between $3.6 billion and $2.1 trillion. The average capitalization of the companies comprising the Index was approximately $67.2 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Underlying Benchmark	Create/Redeem Cutoff*	NAV Calculation Time
Silver	1:00 p.m. (Eastern Time)	1:25 p.m. (Eastern Time)
Gold	1:00 p.m. (Eastern Time)	1:30 p.m. (Eastern Time)
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
S&P 500 VIX Mid-Term Futures Index	2:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Bloomberg Commodity Balanced WTI Crude Oil IndexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Bloomberg Natural Gas SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2022.

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

Fund	NAV Calculation Time
ProShares UltraShort Silver and ProShares Ultra Silver	1:25 p.m. (Eastern Time)
ProShares UltraShort Gold and ProShares Ultra Gold	1:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)
ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)
ProShares UltraShort Euro and ProShares Ultra Euro	4:00 p.m. (Eastern Time)
ProShares UltraShort Yen and ProShares Ultra Yen	4:00 p.m. (Eastern Time)
ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and
ProShares Short VIX Short-Term Futures ETF	4:00 p.m. (Eastern Time)
ProShares VIX Mid-Term Futures ETF	4:00 p.m. (Eastern Time)

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

•

Natural disasters and public health disruptions, such as the COVID-19 virus (including any variants), may have a significant negative impact on the performance of each Fund; the risks and other information described herein could become outdated as a result of such events.

•

In response to Russia’s invasion of Ukraine in February 2022 and the ongoing conflict between those two countries, the U.S. and other countries, as well as the European Union, have issued broad-ranging economic sanctions designed to impose severe pressure on Russia’s economy. Such sanctions, and the conflict generally, may have adverse effects on regional and global economic markets, and may result in increased volatility and could have a negative impact on the performance of a Fund and its or the liquidity and price of Fund Shares.

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

•	The term “Natural Gas Fund” refers to ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas;

•	The term “Oil Fund” refers to ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil;

•	The term “Precious Metal Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Euro and ProShares Ultra Yen.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Geared Fund multiple times the benchmark return for the period.

Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond, before fees and expenses, to the one-half inverse (e.g., -0.5x), an inverse multiple (e.g., -2x), or a multiple (e.g., 1.5x, 2x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half inverse (e.g., -0.5x), one and one-half times (1.5x), two times the inverse (-2x) or two times (2x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of an underlying benchmark, as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

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

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of an Ultra Fund with a 1.5x multiple should be approximately one and one-half times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short Fund is designed to return one-half the inverse (-0.5x) of the return, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The daily return of an UltraShort Fund is designed to return two times the inverse (-2x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

These effects are caused by the compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause an Ultra Fund’s results for periods longer than a single day to be less than two times (2x) (or less than one and one-half times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Compounding will cause a Short Fund’s results for periods longer than a single day to be less than one-half the inverse (-0.5x) of the return of the benchmark. Additionally, compounding will cause an UltraShort Fund’s results for periods longer than a single day to be less than two times the inverse (-2x) of the return of the benchmark, respectively. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), an Ultra Fund’s returns over longer periods can be higher than two times (2x) (or higher than one and one-half times (1.5x) with respect to the ProShares Ultra VIX Short-Term Futures ETF) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds and UltraShort Funds and the significance of these effects may be even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -2x, 1.5x, or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 73%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.20% to 81.02%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2022
S&P 500 VIX Short-Term Futures Index	SPVXSP	81.02%
S&P 500 VIX Mid-Term Futures Index	SPVXMP	36.76%
Bloomberg Commodity Balanced WTI Crude Oil IndexSM	BCBCLIT	38.11%
Bloomberg Natural Gas SubindexSM	BCOMNGTR	55.22%
Bloomberg Gold SubindexSM	BCOMGCTR	15.28%
Bloomberg Silver SubindexSM	BCOMSITR	31.06%
The US dollar price of the euro	USDEUR	7.20%
The US dollar price of the Japanese yen	USDJPY	8.03%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -2x, 1.5x, or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond, before fees and expenses, to one-half the inverse (-0.5x), two times the inverse (-2x), two times (2x), one and one-half times (1.5x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

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

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Other things being equal, more significant movement in the value of its benchmark up or down will require more significant adjustments to a Fund’s portfolio. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -0.5x, -2x, 1.5x, or 2x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

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

Intraday Price Performance Risk.

Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (i.e., -0.5x, -2x, 1.5x, or 2x). Intraday price performance of the Geared Funds will likely differ from the Fund’s stated daily multiple times the performance of the Benchmark for such day.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

Each of the Geared Funds utilize leverage in seeking to achieve its respective investment objective and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment, even within a single day. Even if held for only a single day, the Fund is highly vulnerable to sudden large changes in the daily movement of the Index.

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

•

Significant increases or decreases in the demand for a physical commodity due to natural, technological or other factors. Natural factors would include such events as unusual climatological or health conditions (such as disease or pandemics) impacting the demand for commodities. Technological or other factors may include such developments as substitutes or new uses for particular commodities or changes in the demand for particular commodities. General economic conditions in the world or in a major region, such as population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations may affect prices of underlying commodities. For example, gold and silver are used in a wide range of industrial applications and demand for gold and silver is driven by, among other things, demand for jewelry. An economic downturn could have a negative impact on gold and silver demand and, consequently, their prices.

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

The benchmark used by each Oil Fund, the Bloomberg Commodity Balanced WTI Crude Oil IndexSM (the “Oil Index”), is intended to reflect the performance of crude oil as measured by the price of West Texas Intermediate (“WTI”), sweet light crude oil futures contracts traded on the New York Mercantile Exchange (the “NYMEX”). The Oil Funds are not directly linked to the “spot” price of crude oil. The price of a futures contract reflects the expected value of the commodity upon delivery in the future, whereas the spot price of a commodity reflects the immediate delivery values of the commodity. While prices of futures contracts and other derivatives contracts on crude oil are related to the prices of an underlying cash market (i.e., the “spot” market), they may not be well correlated and have typically performed very differently from, and commonly underperform, the spot price of crude oil due to a variety of factors including the current (and future) expectations of storage costs, geopolitical risks, interest charges incurred to finance the purchase of the commodity, and expectations concerning supply and demand for the commodity. It is possible that during certain time periods derivatives contract prices may not be correlated to spot market prices and may be substantially lower or higher than spot market prices for oil due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the spot or derivatives markets. As a result, the Oil Funds may underperform a similar investment that is linked to the “spot” price of crude oil.

Risks Specific to ProShares Ultra Euro and ProShares UltraShort Euro

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

In addition, it is possible that the euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the euro could fluctuate drastically. Increased volatility related to the euro could exacerbate the effects of daily compounding on the Ultra Euro Fund’s and the UltraShort Euro Fund’s performance over periods longer than a single day. If the euro is abandoned by all or a significant number of countries that have adopted its use, the Ultra Euro Fund and the UltraShort Euro Fund may be forced to switch benchmarks or terminate.

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

As of December 31, 2022, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)

The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2022 was as follows:

Fund	Number of Holders
ProShares Short VIX Short-Term Futures ETF	10,125
ProShares Ultra Bloomberg Crude Oil	108,559
ProShares Ultra Bloomberg Natural Gas	45,082
ProShares Ultra Euro	1,250
ProShares Ultra Gold	12,078
ProShares Ultra Silver	28,087
ProShares Ultra VIX Short-Term Futures ETF	123,897
ProShares Ultra Yen	1,052
ProShares UltraShort Bloomberg Crude Oil	24,930
ProShares UltraShort Bloomberg Natural Gas	21,384
ProShares UltraShort Euro	7,577
ProShares UltraShort Gold	1,870
ProShares UltraShort Silver	3,296
ProShares UltraShort Yen	1,737
ProShares VIX Mid-Term Futures ETF	8,102
ProShares VIX Short-Term Futures ETF	30,357

Combined Trust:	429,383

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2022. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2022:

Title of Securities Registered*	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/22 to 10/31/22	200,000	$48.98
11/01/22 to 11/30/22	—	$—
12/01/22 to 12/31/22	2,750,000	$57.66
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/22 to 10/31/22	2,850,000	$31.26
11/01/22 to 11/30/22	2,550,000	$32.50
12/01/22 to 12/31/22	4,850,000	$28.96
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
10/01/22 to 10/31/22	2,400,000	$44.79
11/01/22 to 11/30/22	10,000,000	$45.11
12/01/22 to 12/31/22	9,000,000	$34.47
ProShares Ultra Euro
Common Units of Beneficial Interest
10/01/22 to 10/31/22	50,000	$9.55
11/01/22 to 11/30/22	200,000	$10.54
12/01/22 to 12/31/22	550,000	$11.08
ProShares Ultra Gold
Common Units of Beneficial Interest
10/01/22 to 10/31/22	100,000	$47.66
11/01/22 to 11/30/22	100,000	$47.96
12/01/22 to 12/31/22	150,000	$54.15
ProShares Ultra Silver
Common Units of Beneficial Interest
10/01/22 to 10/31/22	800,000	$21.05
11/01/22 to 11/30/22	1,700,000	$24.62
12/01/22 to 12/31/22	2,100,000	$30.78
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/22 to 10/31/22	11,000,000	$12.56
11/01/22 to 11/30/22	1,100,000	$10.20
12/01/22 to 12/31/22	11,400,000	$7.32
ProShares Ultra Yen
Common Units of Beneficial Interest
10/01/22 to 10/31/22	50,000	$27.35
11/01/22 to 11/30/22	50,000	$32.09
12/01/22 to 12/31/22	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/22 to 10/31/22	2,800,000	$25.73
11/01/22 to 11/30/22	3,550,000	$24.77
12/01/22 to 12/31/22	2,500,000	$27.64
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
10/01/22 to 10/31/22	8,450,000	$20.94
11/01/22 to 11/30/22	30,250,000	$15.91
12/01/22 to 12/31/22	22,600,000	$18.97
ProShares UltraShort Euro
Common Units of Beneficial Interest
10/01/22 to 10/31/22	150,000	$34.43
11/01/22 to 11/30/22	300,000	$31.99
12/01/22 to 12/31/22	150,000	$30.01

ProShares UltraShort Gold
Common Units of Beneficial Interest
10/01/22 to 10/31/22	200,000	$37.35
11/01/22 to 11/30/22	200,000	$32.94
12/01/22 to 12/31/22	—	$—
ProShares UltraShort Silver
Common Units of Beneficial Interest
10/01/22 to 10/31/22	500,000	$30.79
11/01/22 to 11/30/22	150,000	$25.20
12/01/22 to 12/31/22	100,000	$20.99
ProShares UltraShort Yen
Common Units of Beneficial Interest
10/01/22 to 10/31/22	50,000	$64.97
11/01/22 to 11/30/22	150,000	$60.25
12/01/22 to 12/31/22	400,000	$55.62
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
10/01/22 to 10/31/22	750,000	$35.38
11/01/22 to 11/30/22	—	$—
12/01/22 to 12/31/22	25,000	$30.63
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/22 to 10/31/22	4,375,000	$16.74
11/01/22 to 11/30/22	—	$—
12/01/22 to 12/31/22	2,425,000	$11.61

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 6. [Reserved]

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

As further described in Item 1 in this Annual Report on Form 10-K, each “Short” Fund seeks daily investment results, before fees and expenses, that correspond to either one-half the inverse (-0.5x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both over a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from -0.5x, -2x, 1.5x, or 2x, of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2022 and 2021, each of the Funds earned interest income as follows:

Fund	Total Income Year Ended December 31, 2022	Total Income Year Ended December 31, 2021
ProShares Short Euro*	(41)	1,451
ProShares Short VIX Short-Term Futures ETF	3,512,477	$101,467
ProShares Ultra Bloomberg Crude Oil	8,777,690	488,829
ProShares Ultra Bloomberg Natural Gas	4,362,018	50,091
ProShares Ultra Euro	149,251	1,922
ProShares Ultra Gold	2,321,780	92,581
ProShares Ultra Silver	3,844,119	261,655
ProShares Ultra VIX Short-Term Futures ETF	8,744,418	249,487
ProShares Ultra Yen	120,631	1,187
ProShares UltraShort Australian Dollar*	139	1,414
ProShares UltraShort Bloomberg Crude Oil	4,116,166	51,207
ProShares UltraShort Bloomberg Natural Gas	2,635,445	44,855
ProShares UltraShort Euro	906,928	24,790
ProShares UltraShort Gold	215,724	13,048
ProShares UltraShort Silver	215,031	12,422
ProShares UltraShort Yen	496,989	12,708
ProShares VIX Mid-Term Futures ETF	860,134	41,362
ProShares VIX Short-Term Futures ETF	3,668,406	101,051

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 28, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2022.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For discussion of 2021 results and comparison with 2020 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$423,812,594	$409,371,468
NAV end of period	$339,591,638	$423,812,594
Percentage change in NAV	(19.9)%	3.5%
Shares outstanding beginning of period	6,884,307	9,884,307
Shares outstanding end of period	5,784,307	6,884,307
Percentage change in shares outstanding	(16.0)%	(30.4)%
Shares created	7,150,000	5,100,000
Shares redeemed	8,250,000	8,100,000
Per share NAV beginning of period	$61.56	$41.42
Per share NAV end of period	$58.71	$61.56
Percentage change in per share NAV	(4.6)%	48.6%
Percentage change in benchmark	(23.1)%	(72.2)%
Benchmark annualized volatility	70.1%	78.0%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,884,307 outstanding Shares at December 31, 2021 to 5,784,307 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 9,884,307 outstanding Shares at December 31, 2020 to 6,884,307 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.6% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 48.6% for the year ended December 31, 2021, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 23.1% for the year ended December 31, 2022, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(1,450,019)	$(6,142,394)
Management fee	3,901,784	4,358,107
Brokerage commissions	663,288	848,956
Futures account fees	381,085	1,036,798
Non-recurring fees and expenses	16,339	—
Net realized gain (loss)	21,368,088	194,998,324
Change in net unrealized appreciation (depreciation)	(20,123,277)	22,890,058
Net income (loss)	$(205,208)	$211,745,988

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2022.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$1,103,783,570	$902,739,250
NAV end of period	$859,094,274	$1,103,783,570
Percentage change in NAV	(22.2)%	22.3%
Shares outstanding beginning of period	51,243,096	99,243,096
Shares outstanding end of period	28,393,096	51,243,096
Percentage change in shares outstanding	(44.6)%	(48.4)%
Shares created	31,700,000	29,200,000
Shares redeemed	54,550,000	77,200,000
Per share NAV beginning of period	$21.54	$9.10
Per share NAV end of period	$30.26	$21.54
Percentage change in per share NAV	40.5%	136.8%
Percentage change in benchmark	29.0%	63.1%
Benchmark annualized volatility	39.9%	31.2%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 51,243,096 outstanding Shares at December 31, 2021 to 28,393,096 outstanding Shares at December 31, 2022. the decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 99,243,096 outstanding Shares at December 31, 2020 to 51,243,096 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 40.5% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 136.8% for the year ended December 31, 2021, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 29% for the year ended December 31, 2022, as compared to the benchmark’s rise of 63.1% for the year ended December 31, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(2,421,625)	$(11,983,206)
Management fee	10,254,003	10,774,039
Brokerage commissions	512,547	871,807
Futures account fees	400,349	798,214
Non-recurring fees and expenses	32,416	27,975
Net realized gain (loss)	728,828,780	952,826,131
Change in net unrealized appreciation (depreciation)	(110,838,459)	48,532,601
Net income (loss)	$615,568,696	$989,375,526

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser increase in the value of the WTI Crude Oil, in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$193,892,178	$169,800,371
NAV end of period	$586,151,113	$193,892,178
Percentage change in NAV	202.3%	14.2%
Shares outstanding beginning of period	7,587,527	8,087,527
Shares outstanding end of period	32,287,527	7,587,527
Percentage change in shares outstanding	325.5%	(6.2)%
Shares created	63,350,000	15,350,000
Shares redeemed	38,650,000	15,850,000
Per share NAV beginning of period	$25.55	$21.00
Per share NAV end of period	$18.15	$25.55
Percentage change in per share NAV	(29.0)%	21.7%
Percentage change in benchmark	19.4%	28.1%
Benchmark annualized volatility	79.2%	52.4%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 7,587,527 outstanding Shares at December 31, 2021 to 32,287,527 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM, which was offset by the timing of shareholder activity. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 8,087,527 outstanding Shares at December 31, 2020 to 7,587,527 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.0% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 21.7% for the year ended December 31, 2021, was primarily due to a decrease in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 19.4% for the year ended December 31, 2022, as compared to the benchmark’s rise of 28.1% for the year ended December 31, 2021, can be attributed to a lesser increase in the value of Henry Hub Natural Gas during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$765,271	$(1,609,859)
Management fee	2,676,608	1,031,508
Brokerage commissions	626,331	352,618
Futures account fees	278,411	275,824
Non-recurring fees and expenses	15,397	—
Net realized gain (loss)	109,675,787	(51,850,483)
Change in net unrealized appreciation (depreciation)	(302,342,668)	(14,721,467)
Net income (loss)	$(191,901,610)	$(68,181,809)

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser increase in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$8,659,095	$4,737,350
NAV end of period	$10,704,662	$8,659,095
Percentage change in NAV	23.6%	82.8%
Shares outstanding beginning of period	650,000	300,000
Shares outstanding end of period	950,000	650,000
Percentage change in shares outstanding	46.2%	116.7%
Shares created	1,550,000	500,000
Shares redeemed	1,250,000	150,000
Per share NAV beginning of period	$13.32	$15.79
Per share NAV end of period	$11.27	$13.32
Percentage change in per share NAV	(15.4)%	(15.6)%
Percentage change in benchmark	(5.9)%	(6.9)%
Benchmark annualized volatility	10.0%	5.8%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 950,000 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 300,000 outstanding Shares at December 31, 2020 to 650,000 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.4% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 15.6% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 5.9% for the year ended December 31, 2022, as compared to the benchmark’s decline of 6.9% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$48,182	$(35,528)
Management fee	100,481	37,450
Non-recurring fees and expenses	588	—
Net realized gain (loss)	(959,302)	(498,935)
Change in net unrealized appreciation (depreciation)	333,456	(6,536)
Net income (loss)	$(577,664)	$(540,999)

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a greater volatility of the euro versus the U.S. dollar during the year ended December 31, 2022.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$232,780,534	$263,540,473
NAV end of period	$173,524,136	$232,780,534
Percentage change in NAV	(25.5)%	(11.7)%
Shares outstanding beginning of period	3,900,000	3,900,000
Shares outstanding end of period	3,150,000	3,900,000
Percentage change in shares outstanding	(19.2)%	—%
Shares created	1,750,000	1,350,000
Shares redeemed	2,500,000	1,350,000
Per share NAV beginning of period	$59.69	$67.57
Per share NAV end of period	$55.09	$59.69
Percentage change in per share NAV	(7.7)%	(11.7)%
Percentage change in benchmark	(0.7)%	(4.3)%
Benchmark annualized volatility	15.5%	14.9%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,900,000 outstanding Shares at December 31, 2021 to 3,150,000 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.7% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 11.7% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 0.7% for the year ended December 31, 2022, as compared to the benchmark’s decline of 4.3% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(21,878)	$(2,288,875)
Management fee	2,259,459	2,262,422
Brokerage commissions	49,272	41,241
Futures account fees	28,169	77,793
Non-recurring fees and expenses	6,758	—
Net realized gain (loss)	(32,910,658)	(31,323,946)
Change in net unrealized appreciation (depreciation)	475,522	1,497,196
Net income (loss)	$(32,457,014)	$(32,115,625)

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to timing of shareholder activity and a decrease in the value of futures prices during the year ended December 31, 2022.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$515,453,594	$745,304,028
NAV end of period	$414,285,878	$515,453,594
Percentage change in NAV	(19.6)%	(30.8)%
Shares outstanding beginning of period	14,796,526	14,696,526
Shares outstanding end of period	13,046,526	14,796,526
Percentage change in shares outstanding	(11.8)%	0.7%
Shares created	6,350,000	4,500,000
Shares redeemed	8,100,000	4,400,000
Per share NAV beginning of period	$34.84	$50.71
Per share NAV end of period	$31.75	$34.84
Percentage change in per share NAV	(8.9)%	(31.3)%
Percentage change in benchmark	2.6%	(12.3)%
Benchmark annualized volatility	31.8%	30.8%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 13,046,526 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,696,526 outstanding Shares at December 31, 2020 to 14,796,526 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.9% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 31.3% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 2.6% for the year ended December 31, 2022, as compared to the benchmark’s decline of 12.3% for the year ended December 31, 2021, can be attributed to an increase in the value of futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(340,870)	$(6,093,025)
Management fee	4,008,030	5,912,386
Brokerage commissions	135,647	145,545
Futures account fees	26,693	296,749
Non-recurring fees and expenses	14,619	—
Net realized gain (loss)	(68,909,709)	(172,447,879)
Change in net unrealized appreciation (depreciation)	25,616,009	(50,874,626)
Net income (loss)	$(43,634,570)	$(229,415,530)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in the value of futures prices during the year ended December 31, 2022.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$816,679,636	$1,356,204,199
NAV end of period	$639,318,362	$816,679,636
Percentage change in NAV	(21.7)%	(39.8)%
Shares outstanding beginning of period	65,828,420	12,713,091
Shares outstanding end of period	93,078,420	65,828,420
Percentage change in shares outstanding	41.4%	417.8%
Shares created	274,150,000	135,235,000
Shares redeemed	246,900,000	82,119,671
Per share NAV beginning of period	$12.41	$106.68
Per share NAV end of period	$6.87	$12.41
Percentage change in per share NAV	(44.6)%	(88.4)%
Percentage change in benchmark	(23.1)%	(72.2)%
Benchmark annualized volatility	70.1%	78.0%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 65,828,420 outstanding Shares at December 31, 2021 to 93,078,420 outstanding Shares at December 31, 2022. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,713,091 outstanding Shares at December 31, 2020 to 65,828,420 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.6% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 88.4% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 23.1% for the year ended December 31, 2022, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(5,973,389)	$(20,156,985)
Management fee	8,937,342	11,128,589
Brokerage commissions	3,993,956	5,427,481
Futures account fees	1,749,320	3,850,402
Non-recurring fees and expenses	37,189	—
Net realized gain (loss)	(151,299,433)	(1,983,414,849)
Change in net unrealized appreciation (depreciation)	90,347,140	(78,354,915)
Net income (loss)	$(66,925,682)	$(2,081,926,749)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2022.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$2,362,849	$2,989,499
NAV end of period	$13,814,796	$2,362,849
Percentage change in NAV	484.7%	(21.0)%
Shares outstanding beginning of period	49,970	49,970
Shares outstanding end of period	399,970	49,970
Percentage change in shares outstanding	700.4%	—%
Shares created	500,000	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$47.29	$59.83
Per share NAV end of period	$34.54	$47.29
Percentage change in per share NAV	(27.0)%	(21.0)%
Percentage change in benchmark	(12.3)%	(10.3)%
Benchmark annualized volatility	12.1%	5.6%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 399,970 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2020 to December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.0% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 21.0% for the year ended December 31, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 12.3% for the year ended December 31, 2022, as compared to the benchmark’s decline of 10.3% for the year ended December 31, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$55,053	$(23,787)
Management fee	65,070	24,974
Non-recurring fees and expenses	508	—
Net realized gain (loss)	(1,140,278)	(442,664)
Change in net unrealized appreciation (depreciation)	1,077,661	(160,199)
Net income (loss)	$(7,564)	$(626,650)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to timing of shareholder activity and a greater depreciation in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2022.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$114,167,602	$96,839,233
NAV end of period	$222,697,337	$114,167,602
Percentage change in NAV	95.1%	17.9%
Shares outstanding beginning of period	1,776,760	416,994
Shares outstanding end of period	9,305,220	1,776,760
Percentage change in shares outstanding	423.7%	326.1%
Shares created	44,940,000	2,677,500
Shares redeemed	37,411,540	1,317,734
Per share NAV beginning of period	$64.26	$232.23
Per share NAV end of period	$23.93	$64.26
Percentage change in per share NAV	(62.8)%	(72.3)%
Percentage change in benchmark	29.0%	63.1%
Benchmark annualized volatility	39.9%	31.2%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 9,305,220 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 416,994 outstanding Shares at December 31, 2020 to 1,776,760 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 62.8% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 72.3% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 29% for the year ended December 31, 2022, as compared to the benchmark’s rise of 63.1% for the year ended December 31, 2021, can be attributed to a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$134,017	$(1,039,167)
Management fee	3,324,952	847,440
Brokerage commissions	427,485	139,273
Futures account fees	214,920	103,661
Non-recurring fees and expenses	14,792	—
Net realized gain (loss)	(108,954,702)	(105,294,702)
Change in net unrealized appreciation (depreciation)	18,690,259	6,211,074
Net income (loss)	$(90,130,426)	$(100,122,795)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser increase in the value of the WTI Crude Oil , in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$242,145,130	$24,977,745
NAV end of period	$134,109,520	$242,145,130
Percentage change in NAV	(44.6)%	869.4%
Shares outstanding beginning of period	978,742	26,242
Shares outstanding end of period	4,966,856	978,742
Percentage change in shares outstanding	407.5%	3,629.7%
Shares created	134,540,000	3,005,000
Shares redeemed	130,551,886	2,052,500
Per share NAV beginning of period	$247.20	$951.82
Per share NAV end of period	$27.00	$247.20
Percentage change in per share NAV	(89.1)%	(74.0)%
Percentage change in benchmark	19.4%	28.1%
Benchmark annualized volatility	79.2%	52.4%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 978,742 outstanding Shares at December 31, 2021 to 4,966,856 outstanding Shares at December 31, 2022. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 26,242 outstanding Shares at December 31, 2020 to 978,742 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 89.1% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 74.0% for the year ended December 31, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 19.4% for the year ended December 31, 2022, as compared to the benchmark’s rise of 28.1% for the year ended December 31, 2021, can be attributed to a lesser increase in the value of Henry Hub Natural Gas, during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(627,566)	$(1,767,953)
Management fee	2,255,264	1,104,237
Brokerage commissions	713,500	495,800
Futures account fees	283,983	212,771
Non-recurring fees and expenses	10,264	—
Net realized gain (loss)	(165,453,289)	9,183,902
Change in net unrealized appreciation (depreciation)	72,499,952	13,022,687
Net income (loss)	$(93,580,903)	$20,438,636

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2022.

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$54,263,045	$52,953,339
NAV end of period	$75,113,179	$54,263,045
Percentage change in NAV	38.4%	2.5%
Shares outstanding beginning of period	2,100,000	2,350,000
Shares outstanding end of period	2,550,000	2,100,000
Percentage change in shares outstanding	21.4%	(10.6)%
Shares created	2,200,000	1,050,000
Shares redeemed	1,750,000	1,300,000
Per share NAV beginning of period	$25.84	$22.53
Per share NAV end of period	$29.46	$25.84
Percentage change in per share NAV	14.0%	14.7%
Percentage change in benchmark	(5.9)%	(6.9)%
Benchmark annualized volatility	10.0%	5.8%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,100,000 outstanding Shares at December 31, 2021 to 2,550,000 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,350,000 outstanding Shares at December 31, 2020 to 2,100,000 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.0% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 14.7% for the year ended December 31, 2021, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 5.9% for the year ended December 31, 2022, as compared to the benchmark’s decline of 6.9% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$227,038	$(455,947)
Management fee	676,052	480,737
Non-recurring fees and expenses	3,838	—
Net realized gain (loss)	7,003,039	6,311,782
Change in net unrealized appreciation (depreciation)	(2,241,250)	921,251
Net income (loss)	$4,988,827	$6,777,086

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2022.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$26,859,844	$20,337,376
NAV end of period	$15,456,037	$26,859,844
Percentage change in NAV	(42.5)%	32.1%
Shares outstanding beginning of period	846,977	646,977
Shares outstanding end of period	496,977	846,977
Percentage change in shares outstanding	(41.3)%	30.9%
Shares created	1,600,000	2,050,000
Shares redeemed	1,950,000	1,850,000
Per share NAV beginning of period	$31.71	$31.43
Per share NAV end of period	$31.10	$31.71
Percentage change in per share NAV	(1.9)%	0.9%
Percentage change in benchmark	(0.7)%	(4.3)%
Benchmark annualized volatility	15.5%	14.9%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 846,977 outstanding Shares at December 31, 2021 to 496,977 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at December 31, 2020 to 846,977 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.9% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 0.9% for the year ended December 31, 2021, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 0.7% for the year ended December 31, 2022, as compared to the benchmark’s decline of 4.3% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of the futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(64,689)	$(280,600)
Management fee	266,018	271,758
Brokerage commissions	10,874	11,667
Futures account fees	2,446	10,223
Non-recurring fees and expenses	1,075	—
Net realized gain (loss)	2,576,565	(2,448,551)
Change in net unrealized appreciation (depreciation)	146,776	(372,961)
Net income (loss)	$2,658,652	$(3,102,112)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser decrease in the value of futures prices, in conjunction with timing of shareholder activity during the year ended December 31, 2022.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$26,537,000	$28,885,775
NAV end of period	$31,932,799	$26,537,000
Percentage change in NAV	20.3%	(8.1)%
Shares outstanding beginning of period	991,329	1,041,744
Shares outstanding end of period	1,641,329	991,329
Percentage change in shares outstanding	65.6%	(4.8)%
Shares created	4,200,000	4,650,000
Shares redeemed	3,550,000	4,700,415
Per share NAV beginning of period	$26.77	$27.73
Per share NAV end of period	$19.46	$26.77
Percentage change in per share NAV	(27.3)%	(3.5)%
Percentage change in benchmark	2.6%	(12.3)%
Benchmark annualized volatility	31.8%	30.8%

During the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 991,329 outstanding Shares at December 31, 2021 to 1,641,329 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,041,744 outstanding Shares at December 31, 2020 to 991,329 outstanding Shares at December 31, 2021. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.3% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 3.5% for the year ended December 31, 2021, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 2.6% for the year ended December 31, 2022, as compared to the benchmark’s decline of 12.3% for the year ended December 31, 2021, can be attributed to an increase in the value of futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(64,184)	$(369,924)
Management fee	246,718	330,111
Brokerage commissions	26,948	26,469
Futures account fees	4,443	25,766
Non-recurring fees and expenses	1,106	—
Net realized gain (loss)	(1,670,159)	(17,795)
Change in net unrealized appreciation (depreciation)	(1,393,342)	2,147,856
Net income (loss)	$(3,127,685)	$1,760,137

The Fund’s net income decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in the value of futures prices during the year ended December 31, 2022.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$24,840,784	$23,691,070
NAV end of period	$21,397,736	$24,840,784
Percentage change in NAV	(13.9)%	4.9%
Shares outstanding beginning of period	598,580	698,580
Shares outstanding end of period	398,580	598,580
Percentage change in shares outstanding	(33.4)%	(14.3)%
Shares created	1,300,000	400,000
Shares redeemed	1,500,000	500,000
Per share NAV beginning of period	$41.50	$33.91
Per share NAV end of period	$53.68	$41.50
Percentage change in per share NAV	29.3%	22.4%
Percentage change in benchmark	(12.3)%	(10.3)%
Benchmark annualized volatility	12.1%	5.6%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 598,580 outstanding Shares at December 31, 2021 to 398,580 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 698,580 outstanding Shares at December 31, 2020 to 598,580 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 29.3% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV increase of 22.4% for the year ended December 31, 2021, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 12.3% for the year ended December 31, 2022, as compared to the benchmark’s decline of 10.3% for the year ended December 31, 2021, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$121,996	$(247,388)
Management fee	372,853	260,096
Non-recurring fees and expenses	2,140	—
Net realized gain (loss)	9,123,513	4,126,928
Change in net unrealized appreciation (depreciation)	(3,892,009)	1,432,303
Net income (loss)	$5,353,500	$5,311,843

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2022.

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares UltraShort Yen.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$112,875,680	$72,075,095
NAV end of period	$84,014,959	$112,875,680
Percentage change in NAV	(25.6)%	56.6%
Shares outstanding beginning of period	3,687,403	1,962,403
Shares outstanding end of period	2,762,403	3,687,403
Percentage change in shares outstanding	(25.1)%	87.9%
Shares created	2,275,000	3,100,000
Shares redeemed	3,200,000	1,375,000
Per share NAV beginning of period	$30.61	$36.73
Per share NAV end of period	$30.41	$30.61
Percentage change in per share NAV	(0.7)%	(16.7)%
Percentage change in benchmark	1.6%	(15.6)%
Benchmark annualized volatility	28.8%	29.2%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 2,762,403 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2021, the increase in the Fund’s NAV resulted primarily from an increase from 1,962,403 outstanding Shares at December 31, 2020 to 3,687,403 outstanding Shares at December 31, 2021. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.7% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 16.7% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s rise of 1.6% for the year ended December 31, 2022, as compared to the benchmark’s decline of 15.6% for the year ended December 31, 2021, can be attributed to an increase in the value of the futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(99,925)	$(1,005,813)
Management fee	809,060	858,979
Brokerage commissions	73,842	66,076
Futures account fees	73,303	122,120
Non-recurring fees and expenses	3,854	—
Net realized gain (loss)	9,333,594	(15,245,794)
Change in net unrealized appreciation (depreciation)	(4,146,850)	494,235
Net income (loss)	$5,086,819	$(15,757,372)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to increase in the value of the futures prices during the year ended December 31, 2022.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
NAV beginning of period	$269,703,164	$293,390,549
NAV end of period	$266,580,320	$269,703,164
Percentage change in NAV	(1.2)%	(8.1)%
Shares outstanding beginning of period	17,832,826	5,331,579
Shares outstanding end of period	23,382,826	17,832,826
Percentage change in shares outstanding	31.1%	234.5%
Shares created	40,500,000	22,606,250
Shares redeemed	34,950,000	10,105,003
Per share NAV beginning of period	$15.12	$55.03
Per share NAV end of period	$11.40	$15.12
Percentage change in per share NAV	(24.6)%	(72.5)%
Percentage change in benchmark	(23.1)%	(72.2)%
Benchmark annualized volatility	70.1%	78.0%

During the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 17,832,826 outstanding Shares at December 31, 2021 to 23,382,826 outstanding Shares at December 31, 2022. By comparison, during the year ended December 31, 2021, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,331,579 outstanding Shares at December 31, 2020 to 17,832,826 outstanding Shares at December 31, 2021.

For the years ended December 31, 2022 and 2021, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.6% for the year ended December 31, 2022, as compared to the Fund’s per Share NAV decrease of 72.5% for the year ended December 31, 2021, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2022.

The benchmark’s decline of 23.1% for the year ended December 31, 2022, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2021, can be attributed to a lesser decrease in the value of the futures prices during the year ended December 31, 2022.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net investment income (loss)	$(458,127)	$(3,922,951)
Management fee	3,056,712	2,825,547
Brokerage commissions	570,374	459,431
Futures account fees	483,606	739,024
Non-recurring fees and expenses	15,841	–
Net realized gain (loss)	(35,673,890)	(360,304,827)
Change in net unrealized appreciation (depreciation)	20,377,669	(23,793,649)
Net income (loss)	$(15,754,348)	$(388,021,427)

The Fund’s net income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2022.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2022 and 2021, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2022 and 2021, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2023	4,215	$23.10	1,000	$(97,358,492)
VIX Futures (Cboe)	Short	February 2023	2,951	24.55	1,000	(72,433,180)

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2022	6,294	$19.67	1,000	$(123,831,303)
VIX Futures (Cboe)	Short	February 2022	4,000	21.97	1,000	(87,882,000)

The December 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2022 and 2021, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2023	2,041	$80.45	1,000	$164,198,450
WTI Crude Oil (NYMEX)	Long	June 2023	2,149	80.20	1,000	172,349,800
WTI Crude Oil (NYMEX)	Long	December 2023	2,251	77.31	1,000	174,024,810

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.6949	$190,907,386
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.6949	237,359,151
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.6949	330,659,477
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.6949	180,171,630
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.6949	268,224,768

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2022	5,530	$74.88	1,000	$414,086,400
WTI Crude Oil (NYMEX)	Long	June 2022	5,709	73.37	1,000	418,869,330
WTI Crude Oil (NYMEX)	Long	December 2022	5,924	69.83	1,000	413,672,920

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$65.6654	$148,013,752
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	65.6654	209,403,677
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	65.6654	256,365,929
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	65.6654	139,690,137
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	65.6654	207,959,236

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2022 and 2021, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2023	28,571	$4.10	10,000	$1,172,553,840

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2022	10,905	$3.56	10,000	$387,890,850

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2022 and 2021, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/23	13,074,921	1.0548	$13,791,780
Euro	UBS AG	Long	01/13/23	18,393,502	1.0553	19,411,301
Euro	UBS AG	Short	01/13/23	(11,492,000)	1.0629	(12,214,774)

Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/14/22	4,308,921	1.1356	$4,893,354
Euro	UBS AG	Long	01/14/22	11,055,502	1.1313	12,507,577
Euro	UBS AG	Short	01/14/22	(138,000)	1.1272	(155,550)

The December 31, 2022 and 2021 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of December 31, 2022 and 2021 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2023	407	$1,826.20	100	$74,326,340

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$195.7868	$108,414,576
Bloomberg Gold Subindex	Goldman Sachs International	Long	195.7868	51,493,495
Bloomberg Gold Subindex	UBS AG	Long	195.7868	112,779,772

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2022	775	$1,828.60	100	$141,716,500

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$201.3048	$111,470,102
Bloomberg Gold Subindex	Goldman Sachs International	Long	201.3048	96,328,238
Bloomberg Gold Subindex	UBS AG	Long	201.3048	115,958,326

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of December 31, 2022 and 2021 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2023	2,281	$24.04	5,000	$274,176,200

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$212.8127	$178,442,142
Bloomberg Silver Subindex	Goldman Sachs International	Long	212.8127	23,573,901
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	212.8127	195,959,211
Bloomberg Silver Subindex	UBS AG	Long	212.8127	156,363,322

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2022	1,345	$23.35	5,000	$157,042,200

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$211.7212	$232,088,114
Bloomberg Silver Subindex	Goldman Sachs International	Long	211.7212	232,177,948
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	211.7212	216,331,853
Bloomberg Silver Subindex	UBS AG	Long	211.7212	193,206,858

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2022 and 2021, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	23,808	$23.10	1,000	$549,919,565
VIX Futures (Cboe)	Long	February 2023	16,666	24.55	1,000	409,071,970

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	34,949	$19.67	1,000	$687,604,101
VIX Futures (Cboe)	Long	February 2022	22,236	21.97	1,000	488,536,038

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	Goldman Sachs & Co.	Long	$18.5300	$48,872,875

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Yen:

As of December 31, 2022 and 2021, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/23	2,416,807,517	0.007349	$17,760,588
Yen	UBS AG	Long	01/13/23	1,820,713,856	0.007378	13,433,499
Yen	Goldman Sachs International	Short	01/13/23	(26,985,000)	0.007453	(201,110)
Yen	UBS AG	Short	01/13/23	(585,973,000)	0.007355	(4,309,592)

Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/14/22	316,556,517	0.008863	$2,805,612
Yen	UBS AG	Long	01/14/22	239,872,756	0.008852	2,123,370
Yen	UBS AG	Short	01/14/22	(11,776,900)	0.008759	(103,156)

The December 31, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2022 and 2021, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2023	1,780	$80.45	1,000	$(143,201,000)
WTI Crude Oil (NYMEX)	Short	June 2023	1,875	80.20	1,000	(150,375,000)
WTI Crude Oil (NYMEX)	Short	December 2023	1,963	77.31	1,000	(151,759,530)

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2022	1,013	$74.88	1,000	$(75,853,440)
WTI Crude Oil (NYMEX)	Short	June 2022	1,046	73.37	1,000	(76,745,020)
WTI Crude Oil (NYMEX)	Short	December 2022	1,085	69.83	1,000	(75,765,550)

The December 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2022 and 2021, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2023	6,533	$4.10	10,000	$(268,114,320)

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2022	13,619	$3.56	10,000	$(484,427,830)

The December 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2022 and 2021, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/13/23	21,858,000	1.0626	$23,226,807
Euro	Goldman Sachs International	Short	01/13/23	(68,000,263)	1.0550	(71,738,495)
Euro	UBS AG	Short	01/13/23	(94,167,199)	1.0552	(99,363,203)

Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/14/22	17,360,000	1.1302	$19,620,976
Euro	Goldman Sachs International	Short	01/14/22	(47,563,263)	1.1363	(54,044,805)
Euro	UBS AG	Short	01/14/22	(65,034,199)	1.1340	(73,750,639)

The December 31, 2022 and 2021 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of December 31, 2022 and 2021 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2023	35	$1,826.20	100	$(6,391,700)

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$195.7868	$(7,508,482)
Bloomberg Gold Subindex	Goldman Sachs International	Short	195.7868	(9,602,167)
Bloomberg Gold Subindex	UBS AG	Short	195.7868	(7,460,487)

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2022	93	$1,828.60	100	$(17,005,980)

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$201.3048	$(15,091,478)
Bloomberg Gold Subindex	Goldman Sachs International	Short	201.3048	(9,872,954)
Bloomberg Gold Subindex	UBS AG	Short	201.3048	(11,805,955)

The December 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of December 31, 2022 and 2021 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2023	330	$24.04	5,000	$(39,666,000)

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$212.8127	$(2,869,720)
Bloomberg Silver Subindex	Goldman Sachs International	Short	212.8127	(10,453,997)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	212.8127	(8,265,858)
Bloomberg Silver Subindex	UBS AG	Short	212.8127	(2,643,157)

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2022	103	$23.35	5,000	$(12,026,280)

Swap Agreements as of December 31, 2021

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$211.7212	$(7,855,856)
Bloomberg Silver Subindex	Goldman Sachs International	Short	211.7212	(10,400,384)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	211.7212	(8,223,463)
Bloomberg Silver Subindex	UBS AG	Short	211.7212	(14,572,793)

The December 31, 2022 and 2021 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2022 and 2021 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of December 31, 2022 and 2021 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2022 and 2021, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/23	569,978,000	0.007453	$4,247,839
Yen	UBS AG	Long	01/13/23	7,644,081,000	0.007521	57,490,426
Yen	Goldman Sachs International	Short	01/13/23	(3,651,154,165)	0.007349	(26,831,531)
Yen	UBS AG	Short	01/13/23	(10,142,708,574)	0.007342	(74,472,471)

Foreign Currency Forward Contracts as of December 31, 2021

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/14/22	1,993,400,000	0.008874	$17,689,084
Yen	Goldman Sachs International	Short	01/14/22	(1,825,330,165)	0.008860	(16,173,235)
Yen	UBS AG	Short	01/14/22	(5,863,453,575)	0.008847	(51,875,027)

The December 31, 2022 and 2021 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2022 and 2021, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	627	$25.88	1,000	$16,223,876
VIX Futures (Cboe)	Long	May 2023	1,066	26.20	1,000	27,929,200
VIX Futures (Cboe)	Long	June 2023	1,066	26.34	1,000	28,082,704
VIX Futures (Cboe)	Long	July 2023	439	26.79	1,000	11,759,537

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	907	$24.69	1,000	$22,395,009
VIX Futures (Cboe)	Long	May 2022	1,484	25.25	1,000	37,466,251
VIX Futures (Cboe)	Long	June 2022	1,484	25.57	1,000	37,944,099
VIX Futures (Cboe)	Long	July 2022	577	26.15	1,000	15,088,550

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2022 and 2021, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2022 and 2021, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	6,618	$23.10	1,000	$152,863,226
VIX Futures (Cboe)	Long	February 2023	4,632	24.55	1,000	113,693,830

Futures Positions as of December 31, 2021

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2022	8,015	$19.67	1,000	$157,691,117
VIX Futures (Cboe)	Long	February 2022	5,101	21.97	1,000	112,071,521

The December 31, 2022 and 2021 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. Each Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -2x, 1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2022 and 2021, June 30, 2022 and 2021, September 30, 2022 and 2021, and December 31, 2022 and 2021 and the years ended December 31, 2022 and 2021 for each Fund, as applicable.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,296,922)	$(1,094,000)	$(91,106)	$1,032,009	$(1,450,019)

Net realized and unrealized gain (loss)	$(36,813,201)	$(47,612,992)	$10,224,384	$75,446,620	$1,244,811
Net income (loss)	$(38,110,123)	$(48,706,992)	$10,133,278	$76,478,629	$(205,208)
Net increase (decrease) in net asset value per share	$(7.01)	$(6.41)	$0.37	$10.19	$(2.85)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,442,366)	$(1,865,757)	$(1,466,273)	$(1,367,998)	$(6,142,394)

Net realized and unrealized gain (loss)	$66,334,535	$96,028,887	$(8,777,241)	$64,302,201	$217,888,382
Net income (loss)	$64,892,169	$94,163,130	$(10,243,514)	$62,934,203	$211,745,988
Net increase (decrease) in net asset value per share	$5.71	$8.48	$(1.15)	$7.10	$20.14

PROSHARES ULTRA BLOOMBERG CRUDE OIL*

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,224,160)	$(2,084,704)	$158,502	$2,728,737	$(2,421,625)

Net realized and unrealized gain (loss)	$704,755,947	$151,747,330	$(377,668,604)	$139,314,150	$615,566,998
Net income (loss)	$701,531,787	$149,662,626	$(377,673,114)	$142,047,397	$615,568,696
Net increase (decrease) in net asset value per share	$16.40	$3.67	$(15.40)	$4.05	$8.72

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(2,759,147)	$(3,210,719)	$(3,130,493)	$(2,882,847)	$(11,983,206)

Net realized and unrealized gain (loss)	$369,386,884	$478,424,798	$89,447,233	$64,099,817	$1,001,358,732
Net income (loss)	$366,627,737	$475,214,079	$86,316,740	$61,216,970	$989,375,526
Net increase (decrease) in net asset value per share	$4.04	$6.42	$1.56	$0.42	$12.63

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(516,598)	$(566,073)	$106,387	$1,741,555	$765,271

Net realized and unrealized gain (loss)	$161,084,980	$(106,297,775)	$91,328,230	$(338,782,316)	$(192,666,881)
Net income (loss)	$160,568,382	$(106,863,848)	$91,434,617	$(337,040,761)	$(191,901,610)
Net increase (decrease) in net asset value per share	$56.06	$(16.53)	$13.69	$(35.07)	$(7.40)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(415,145)	$(217,363)	$(212,510)	$(764,841)	$(1,609,859)

Net realized and unrealized gain (loss)	$23,784,068	$33,249,205	$59,061,431	$(182,666,654)	$(66,571,950)
Net income (loss)	$23,368,923	$33,031,842	$58,848,921	$(183,431,495)	$(68,181,809)
Net increase (decrease) in net asset value per share	$0.31	$14.02	$48.14	$(57.92)	$4.55

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(15,691)	$(8,515)	$5,288	$67,100	$48,182

Net realized and unrealized gain (loss)	$(585,404)	$(727,655)	$(1,713,393)	$2,400,606	$(625,846)
Net income (loss)	$(601,095)	$(736,170)	$(1,708,105)	$2,467,706	$(577,664)
Net increase (decrease) in net asset value per share	$(0.85)	$(1.39)	$(1.51)	$1.70	$(2.05)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(9,494)	$(8,978)	$(8,271)	$(8,785)	$(35,528)

Net realized and unrealized gain (loss)	$(338,394)	$82,193	$(181,366)	$(67,904)	$(505,471)
Net income (loss)	$(347,888)	$73,215	$(189,637)	$(76,689)	$(540,999)
Net increase (decrease) in net asset value per share	$(1.34)	$0.22	$(0.75)	$(0.60)	$(2.47)

PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(617,466)	$(419,722)	$191,709	$823,601	$(21,878)

Net realized and unrealized gain (loss)	$32,998,085	$(52,930,040)	$(37,603,461)	$25,100,280	$(32,435,136)
Net income (loss)	$32,380,619	$(53,349,762)	$(37,411,752)	$25,923,881	$(32,457,014)
Net increase (decrease) in net asset value per share	$7.30	$(10.53)	$(9.39)	$8.02	$(4.60)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(579,670)	$(569,965)	$(596,194)	$(543,046)	$(2,288,875)

Net realized and unrealized gain (loss)	$(52,480,390)	$12,028,064	$(6,283,805)	$16,909,381	$(29,826,750)
Net income (loss)	$(53,060,060)	$11,458,099	$(6,879,999)	$16,366,335	$(32,115,625)
Net increase (decrease) in net asset value per share	$(13.25)	$2.96	$(1.64)	$4.05	$(7.88)

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,128,206)	$(695,746)	$(14,327)	$1,497,409	$(340,870)

Net realized and unrealized gain (loss)	$58,600,792	$(206,331,148)	$(55,913,842)	$160,350,498	$(43,293,700)
Net income (loss)	$57,472,586	$(207,026,894)	$(55,928,169)	$161,847,907	$(43,634,570)
Net increase (decrease) in net asset value per share	$4.22	$(14.28)	$(3.94)	$10.91	$(3.09)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,741,775)	$(1,639,236)	$(1,424,705)	$(1,287,309)	$(6,093,025)

Net realized and unrealized gain (loss)	$(132,833,039)	$67,976,234	$(207,338,320)	$48,872,620	$(223,322,505)
Net income (loss)	$(134,574,814)	$66,336,998	$(208,763,025)	$47,585,311	$(229,415,530)
Net increase (decrease) in net asset value per share	$(9.36)	$4.62	$(14.26)	$3.13	$(15.87)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,585,362)	$(3,277,402)	$(396,838)	$1,286,213	$(5,973,389)

Net realized and unrealized gain (loss)	$245,978,647	$287,436,850	$(128,128,471)	$(466,239,319)	$(60,952,293)
Net income (loss)	$242,393,285	$284,159,448	$(128,525,309)	$(464,953,106)	$(66,925,682)
Net increase (decrease) in net asset value per share	$1.09	$1.01	$(1.64)	$(6.00)	$(5.54)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(8,069,549)	$(3,975,284)	$(3,993,799)	$(4,118,353)	$(20,156,985)

Net realized and unrealized gain (loss)	$(988,858,835)	$(610,411,676)	$(11,638,769)	$(450,860,484)	$(2,061,769,764)
Net income (loss)	$(996,928,384)	$(614,386,960)	$(15,632,568)	$(454,978,837)	$(2,081,926,749)
Net increase (decrease) in net asset value per share	$(50.36)	$(28.41)	$(3.48)	$(12.02)	$(94.27)

PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(4,556)	$(4,972)	$3,923	$60,658	$55,053

Net realized and unrealized gain (loss)	$(258,588)	$(609,293)	$(1,667,271)	$2,472,535	$(62,617)
Net income (loss)	$(263,144)	$(614,265)	$(1,663,348)	$2,533,193	$(7,564)
Net increase (decrease) in net asset value per share	$(5.27)	$(8.51)	$(4.48)	$5.51	$(12.75)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(6,293)	$(5,955)	$(5,973)	$(5,566)	$(23,787)

Net realized and unrealized gain (loss)	$(395,512)	$(21,391)	$(14,495)	$(171,465)	$(602,863)
Net income (loss)	$(401,805)	$(27,346)	$(20,468)	$(177,031)	$(626,650)
Net increase (decrease) in net asset value per share	$(8.05)	$(0.54)	$(0.41)	$(3.54)	$(12.54)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL*

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(585,973)	$(849,692)	$390,992	$1,178,690	$134,017

Net realized and unrealized gain (loss)	$(104,553,059)	$(67,836,886)	$143,432,834	$(61,307,332)	$(90,264,443)
Net income (loss)	$(105,139,032)	$(68,686,578)	$143,823,826	$(60,128,642)	$(90,130,426)
Net increase (decrease) in net asset value per share	$(35.10)	$(6.13)	$7.30	$(6.41)	$(40.33)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(301,184)	$(208,741)	$(241,725)	$(287,517)	$(1,039,167)

Net realized and unrealized gain (loss)	$(43,538,921)	$(35,957,853)	$(12,970,455)	$(6,616,399)	$(99,083,628)
Net income (loss)	$(43,840,105)	$(36,166,594)	$(13,212,180)	$(6,903,916)	$(100,122,795)
Net increase (decrease) in net asset value per share	$(88.24)	$(53.44)	$(14.89)	$(11.40)	$(167.97)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS*

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(837,419)	$(610,379)	$(3,202)	$823,434	$(627,566)
Net realized and unrealized gain (loss)	$(202,511,379)	$(54,567,757)	$(15,351,617)	$179,477,416	$(92,953,337)
Net income (loss)	$(203,348,798)	$(55,178,136)	$(15,354,819)	$180,300,850	$(93,580,903)
Net increase (decrease) in net asset value per share	$(182.69)	$(22.06)	$(25.30)	$9.65	$(220.40)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(260,407)	$(313,757)	$(358,817)	$(834,972)	$(1,767,953)

Net realized and unrealized gain (loss)	$9,535,670	$(43,999,065)	$(113,481,414)	$170,151,398	$22,206,589
Net income (loss)	$9,275,263	$(44,312,822)	$(113,840,231)	$169,316,426	$20,438,636
Net increase (decrease) in net asset value per share	$(169.11)	$(351.64)	$(290.67)	$107.00	$(704.42)

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(102,051)	$(107,923)	$25,953	$411,059	$227,038

Net realized and unrealized gain (loss)	$3,021,849	$6,104,867	$10,793,890	$(15,158,817)	$4,761,789
Net income (loss)	$2,919,798	$5,996,944	$10,819,843	$(14,747,758)	$4,988,827
Net increase (decrease) in net asset value per share	$1.46	$3.08	$4.46	$(5.38)	$3.62

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(116,872)	$(109,040)	$(111,725)	$(118,310)	$(455,947)

Net realized and unrealized gain (loss)	$4,462,764	$(1,306,927)	$2,356,508	$1,720,688	$7,233,033
Net income (loss)	$4,345,892	$(1,415,967)	$2,244,783	$1,602,378	$6,777,086
Net increase (decrease) in net asset value per share	$1.88	$(0.60)	$1.13	$0.90	$3.31

PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(61,130)	$(59,266)	$(8,664)	$64,371	$(64,689)

Net realized and unrealized gain (loss)	$(4,279,890)	$4,847,821	$5,829,774	$(3,674,364)	$2,723,341
Net income (loss)	$(4,341,020)	$4,788,555	$5,821,110	$(3,609,993)	$2,658,652
Net increase (decrease) in net asset value per share	$(4.48)	$4.32	$5.63	$(6.08)	$(0.61)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(69,041)	$(70,877)	$(68,386)	$(72,296)	$(280,600)

Net realized and unrealized gain (loss)	$3,823,506	$(3,178,494)	$(684,698)	$(2,781,826)	$(2,821,512)
Net income (loss)	$3,754,465	$(3,249,371)	$(753,084)	$(2,854,122)	$(3,102,112)
Net increase (decrease) in net asset value per share	$6.17	$(2.93)	$0.13	$(3.09)	$0.28

PROSHARES ULTRASHORT SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(60,608)	$(51,484)	$(13,304)	$61,212	$(64,184)

Net realized and unrealized gain (loss)	$(5,584,284)	$13,264,544	$2,139,883	$(12,883,644)	$(3,063,501)
Net income (loss)	$(5,644,892)	$13,213,060	$2,126,579	$(12,822,432)	$(3,127,685)
Net increase (decrease) in net asset value per share	$(5.32)	$10.29	$2.32	$(14.60)	$(7.31)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(99,063)	$(78,184)	$(102,532)	$(90,145)	$(369,924)

Net realized and unrealized gain (loss)	$4,534,245	$(6,801,776)	$10,584,741	$(6,187,149)	$2,130,061
Net income (loss)	$4,435,182	$(6,879,960)	$10,482,209	$(6,277,294)	$1,760,137
Net increase (decrease) in net asset value per share	$0.19	$(4.55)	$7.90	$(4.50)	$(0.96)

PROSHARES ULTRASHORT YEN*

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(50,421)	$(66,268)	$7,640	$231,045	$121,996

Net realized and unrealized gain (loss)	$2,621,608	$6,549,241	$5,356,002	$(9,295,347)	$5,231,504
Net income (loss)	$2,571,187	$6,482,973	$5,363,642	$(9,064,302)	$5,353,500
Net increase (decrease) in net asset value per share	$4.82	$10.74	$7.98	$(11.36)	$12.18

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(62,957)	$(68,876)	$(54,645)	$(60,910)	$(247,388)

Net realized and unrealized gain (loss)	$4,161,315	$(47,391)	$7,512	$1,437,795	$5,559,231
Net income (loss)	$4,098,358	$(116,267)	$(47,133)	$1,376,885	$5,311,843
Net increase (decrease) in net asset value per share	$4.95	$0.12	$(0.01)	$2.53	$7.59

PROSHARES VIX MID-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(252,097)	$(184,164)	$(1,269)	$337,605	$(99,925)

Net realized and unrealized gain (loss)	$4,317,662	$11,854,722	$2,018,937	$(13,004,577)	$5,186,744
Net income (loss)	$4,065,565	$11,670,558	$2,017,668	$(12,666,972)	$5,086,819
Net increase (decrease) in net asset value per share	$0.84	$3.84	$0.19	$(5.07)	$(0.20)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(204,800)	$(227,144)	$(262,156)	$(311,713)	$(1,005,813)

Net realized and unrealized gain (loss)	$(4,736,206)	$(10,833,512)	$6,628,819	$(5,810,660)	$(14,751,559)
Net income (loss)	$(4,941,006)	$(11,060,656)	$6,366,663	$(6,122,373)	$(15,757,372
Net increase (decrease) in net asset value per share	$(1.99)	$(4.23)	$1.71	$(1.61)	$(6.12)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(952,113)	$(852,779)	$260,042	$1,086,723	$(458,127)

Net realized and unrealized gain (loss)	$40,285,843	$70,259,562	$6,241,628	$(132,083,254)	$(15,296,221)
Net income (loss)	$39,333,730	$69,406,783	$6,501,670	$(130,996,531)	$(15,754,348)
Net increase (decrease) in net asset value per share	$1.49	$1.61	$(1.12)	$(5.70)	$(3.72)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net investment income (loss)	$(1,224,804)	$(897,582)	$(897,586)	$(902,979)	$(3,922,951)

Net realized and unrealized gain (loss)	$(130,065,447)	$(136,854,294)	$(9,700,136)	$(107,478,599)	$(384,098,476)
Net income (loss)	$(131,290,251)	$(137,751,876)	$(10,597,722)	$(108,381,578)	$(388,021,427)
Net increase (decrease) in net asset value per share	$(17.74)	$(13.20)	$(1.41)	$(7.56)	$(39.91)

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

* See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2022. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2022, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2022, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7272 Wisconsin Avenue, 21st Floor, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Annette J. Lege	Chief Financial Officer and Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust and Principal of the Sponsor
Todd B. Johnson*	Principal Executive Officer of the Trust and Chief Investment Officer and Principal of the Sponsor
Hratch Najarian	Director, Portfolio Management and Principal of the Sponsor
Alexander Ilyasov	Senior Portfolio Manager of the Sponsor
James Linneman	Principal and Portfolio Manager of the Sponsor
George Banian	Portfolio Manager of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

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

Annette J. Lege, Chief Financial Officer and a listed Principal of the Sponsor since January 3, 2023; Chief Financial Officer and a listed Principal of PFA since January 3, 2023; and Chief Financial Officer and a listed Principal of PSA since January 3, 2023. As Chief Financial Officer of the Sponsor, Mrs. Lege’s responsibilities include oversight of the financial matters of the Sponsor.

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

George Banian, a Portfolio Manager of the Sponsor since March 11, 2022. In this role, Mr. Banian’s responsibilities include day-to-day portfolio management of certain series of the Trust. Mr. Banian also serves as a Portfolio Manager of PSA since February 2022, Associate Portfolio Manager of PSA from August 2016 to February 2022, Senior Portfolio Analyst of PSA from December 2010 to August 2016, and Portfolio Analyst of PSA from December 2007 to December 2010. In addition, Mr. Banian served as a Portfolio Manager of PFA since February 2022, and an Associate Portfolio Manager of PFA from July 2021 to February 2022.

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

Code of Ethics

The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: ProShare Capital Management LLC, Attn: General Counsel, 7272 Wisconsin Avenue, 21st Floor, Bethesda, MD 20814.

Item 11. Executive Compensation.

The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2022, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short Euro*	$10,297
ProShares Short VIX Short-Term Futures ETF	3,901,784
ProShares Ultra Bloomberg Crude Oil	10,254,003
ProShares Ultra Bloomberg Natural Gas	2,676,608
ProShares Ultra Euro	100,481
ProShares Ultra Gold	2,259,459
ProShares Ultra Silver	4,008,030
ProShares Ultra VIX Short-Term Futures ETF	8,937,342
ProShares Ultra Yen	65,070
ProShares Ultrashort Australian Dollar*	7,647
ProShares UltraShort Bloomberg Crude Oil	3,324,952
ProShares UltraShort Bloomberg Natural Gas	2,255,264
ProShares UltraShort Euro	676,052
ProShares UltraShort Gold	265,949
ProShares UltraShort Silver	266,018
ProShares UltraShort Yen	372,853
ProShares VIX Mid-Term Futures ETF	809,060
ProShares VIX Short-Term Futures ETF	3,056,712

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$680,065	$660,710
Audit-Related Fees	80,700	60,000
Tax Fees	3,539,445	3,995,179
All Other Fees	—	—

Combined Trust:	$4,300,210	$4,715,889

Audit fees for the year ended December 31, 2022 consist of fees paid to PwC for the audit of the Funds’ December 31, 2022 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2021 consist of fees paid to PwC for the audit of the Funds’ December 31, 2021 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

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
Date: February 28, 2023

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 28, 2023

ProShares Trust II
Financial Statements as of December 31, 2022
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-1
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short VIX Short-Term Futures ETF	F-2
ProShares Ultra Bloomberg Crude Oil	F-8
ProShares Ultra Bloomberg Natural Gas	F-14
ProShares Ultra Euro	F-20
ProShares Ultra Gold	F-26
ProShares Ultra Silver	F-32
ProShares Ultra VIX Short-Term Futures ETF	F-38
ProShares Ultra Yen	F-44
ProShares UltraShort Bloomberg Crude Oil	F-50
ProShares UltraShort Bloomberg Natural Gas	F-56
ProShares UltraShort Euro	F-62
ProShares UltraShort Gold	F-68
ProShares UltraShort Silver	F-74
ProShares UltraShort Yen	F-80
ProShares VIX Mid-Term Futures ETF	F-86
ProShares VIX Short-Term Futures ETF	F-92
ProShares Trust II	F-98
Notes to Financial Statements	F-102

Report of Independent Registered Public Accounting Firm
To the
Sponsor of ProShares Trust II and Shareholders of each of the individual sixteen funds listed below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual sixteen funds listed below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2022 and 2021,
and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”).
We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the sixteen funds listed below as of December 31, 2022 and 2021
,
and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual sixteen funds listed below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
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

ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2022 and 2021, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022

(b)
Combined statements of financial condition as of December 31, 2022 and 2021, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022

Basis for Opinions
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
February 28, 2023
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
Futures ETF, and ProShares VIX Short-Term Futures ETF since 2010.
We have served as the auditor of ProShares Short VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX Short-Term Futures ETF, and ProShares UltraShort Bloomberg Natural Gas since 2011.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $144,283,581 and $147,851,244, respectively)	$144,307,676	$147,815,719
Cash	6,852,395	44,359,519
Segregated cash balances with brokers for futures contracts	127,094,546	138,651,465
Receivable on open futures contracts	67,086,947	99,544,338
Interest receivable	475,930	2,868

Total assets	345,817,494	430,373,909

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,861,814	6,125,130
Brokerage commissions and futures account fees payable	21,576	104,312
Payable to Sponsor	342,466	331,873

Total liabilities	6,225,856	6,561,315

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	339,591,638	423,812,594

Total liabilities and shareholders’ equity	$345,817,494	$430,373,909

Shares outstanding	5,784,307	6,884,307

Net asset value per share	$58.71	$61.56

Market value per share (Note 2)	$58.68	$61.55

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations (42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$50,000,000	$49,995,780
4.037% due 02/07/23	20,000,000	19,923,876
4.268% due 02/23/23	25,000,000	24,849,655
4.258% due 03/09/23	25,000,000	24,808,837
4.401% due 04/04/23	25,000,000	24,729,528

Total short-term U.S. government and agency obligations (cost $144,283,581)		$144,307,676

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	4,215	$97,358,492	$10,597,402
VIX Futures - Cboe, expires February 2023	2,951	72,433,180	494,979

			$11,092,381

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations (35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.046% due 01/20/22	$10,000,000	$9,999,811
0.050% due 02/17/22	31,000,000	30,998,063
0.041% due 03/17/22	30,000,000	29,996,655
0.223% due 11/03/22	77,000,000	76,821,190

Total short-term U.S. government and agency obligations (cost $147,851,244)		$147,815,719

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2022	6,294	$123,831,303	$28,584,476
VIX Futures - Cboe, expires February 2022	4,000	87,882,000	2,690,802

			$31,275,278

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$3,512,477	$101,467	$941,584

Expenses
Management fee	3,901,784	4,358,107	4,469,701
Brokerage commissions	663,288	848,956	712,651
Futures account fees	381,085	1,036,798	1,005,403
Non-recurring fees and expenses	16,339	—	23,391

Total expenses	4,962,496	6,243,861	6,211,146

Net investment income (loss)	(1,450,019)	(6,142,394)	(5,269,562)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,454,600	194,879,700	(72,609,314)
Short-term U.S. government and agency obligations	(86,512)	118,624	(768)

Net realized gain (loss)	21,368,088	194,998,324	(72,610,082)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(20,182,897)	22,926,495	(1,906,089)
Short-term U.S. government and agency obligations	59,620	(36,437)	(1,774)

Change in net unrealized appreciation (depreciation)	(20,123,277)	22,890,058	(1,907,863)

Net realized and unrealized gain (loss)	1,244,811	217,888,382	(74,517,945)

Net income (loss)	$(205,208)	$211,745,988	$(79,787,507)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$423,812,594	$409,371,468	$284,437,179

Addition of 7,150,000, 5,100,000 and 27,050,000 shares, respectively	366,101,636	242,419,979	961,417,953
Redemption of 8,250,000, 8,100,000 and 21,500,000 shares, respectively	(450,117,384)	(439,724,841)	(756,696,157)

Net addition (redemption) of (1,100,000), (3,000,000) and 5,550,000 shares, respectively	(84,015,748)	(197,304,862)	204,721,796

Net investment income (loss)	(1,450,019)	(6,142,394)	(5,269,562)
Net realized gain (loss)	21,368,088	194,998,324	(72,610,082)
Change in net unrealized appreciation (depreciation)	(20,123,277)	22,890,058	(1,907,863)

Net income (loss)	(205,208)	211,745,988	(79,787,507)

Shareholders’ equity, end of period	$339,591,638	$423,812,594	$409,371,468

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(205,208)	$211,745,988	$(79,787,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,562,961,162)	(619,782,627)	(509,581,499)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,567,832,801	542,110,382	496,998,196
Net amortization and accretion on short-term U.S. government and agency obligations	(1,390,488)	(61,648)	(489,442)
Net realized (gain) loss on investments	86,512	(118,624)	768
Change in unrealized (appreciation) depreciation on investments	(59,620)	36,437	1,774
Decrease (Increase) in receivable on open futures contracts	32,457,391	(25,317,513)	(14,174,500)
Decrease (Increase) in interest receivable	(473,062)	1,516	118,830
Increase (Decrease) in payable to Sponsor	10,593	5,307	114,683
Increase (Decrease) in brokerage commissions and futures account fees payable	(82,736)	(10,210)	114,522
Increase (Decrease) in payable on open futures contracts	—	(996,159)	996,159
Increase (Decrease) in non-recurring fees and expenses payable	—	(1,353)	1,353

Net cash provided by (used in) operating activities	35,215,021	107,611,496	(105,686,663)

Cash flow from financing activities
Proceeds from addition of shares	366,101,636	242,419,979	961,417,953
Payment on shares redeemed	(450,380,700)	(433,599,711)	(756,696,157)

Net cash provided by (used in) financing activities	(84,279,064)	(191,179,732)	204,721,796

Net increase (decrease) in cash	(49,064,043)	(83,568,236)	99,035,133
Cash, beginning of period	183,010,984	266,579,220	167,544,087

Cash, end of period	$133,946,941	$183,010,984	$266,579,220

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $313,413,683 and $848,800,309, respectively)	$313,465,007	$848,757,567
Cash	224,296,858	86,582,912
Segregated cash balances with brokers for futures contracts	76,813,658	130,704,477
Segregated cash balances with brokers for swap agreements	175,489,745	—
Unrealized appreciation on swap agreements	74,159,577	63,928,293
Receivable on open futures contracts	8,466,027	—
Interest receivable	618,549	3,523

Total assets	873,309,421	1,129,976,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	13,545,014	—
Payable on open futures contracts	—	25,317,560
Brokerage commissions and futures account fees payable	7,154	24,677
Payable to Sponsor	662,979	850,965

Total liabilities	14,215,147	26,193,202

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	859,094,274	1,103,783,570

Total liabilities and shareholders’ equity	$873,309,421	$1,129,976,772

Shares outstanding (Note 1)	28,393,096	51,243,096

Net asset value per share (Note 1)	$30.26	$21.54

Market value per share (Note 1) (Note 2)	$30.31	$21.70

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$100,000,000	$99,991,560
4.037% due 02/07/23 †	40,000,000	39,847,752
4.268% due 02/23/23 †	75,000,000	74,548,965
4.258% due 03/09/23 †	50,000,000	49,617,675
4.401% due 04/04/23 †	50,000,000	49,459,055

Total short-term U.S. government and agency obligations (cost $313,413,683)		$313,465,007

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2023	2,041	$164,198,450	$7,859,596
WTI Crude Oil - NYMEX, expires June 2023	2,149	172,349,800	9,949,643
WTI Crude Oil - NYMEX, expires December 2023	2,251	174,024,810	8,482,477

			$26,291,716

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/06/23	$190,907,386	$11,723,388
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/23	237,359,151	14,575,933
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/23	330,659,477	20,305,392
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/23	180,171,630	11,075,235
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/23	268,224,768	16,479,629

			Total Unrealized Appreciation	$74,159,577

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.042% due 01/20/22 †	$175,000,000	$174,996,693
0.048% due 02/17/22 †	308,000,000	307,980,750
0.043% due 03/17/22	285,000,000	284,968,222
0.223% due 11/03/22	81,000,000	80,811,902

Total short-term U.S. government and agency obligations (cost $848,800,309)		$848,757,567

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2022	5,530	$414,086,400	$47,369,777
WTI Crude Oil - NYMEX, expires June 2022	5,709	418,869,330	77,415,002
WTI Crude Oil - NYMEX, expires December 2022	5,924	413,672,920	22,670,746

			$147,455,525

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/06/22	$148,013,752	$9,839,441
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/22	209,403,677	13,920,431
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/22	256,365,929	17,042,319
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/22	139,690,137	9,295,046
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/22	207,959,236	13,831,056

			Total Unrealized Appreciation	$63,928,293

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$8,777,690	$488,829	$1,930,769

Expenses
Management fee	10,254,003	10,774,039	9,256,478
Brokerage commissions	512,547	871,807	2,144,028
Futures account fees	400,349	798,214	1,491,895
Non-recurring fees and expenses	32,416	27,975	61,679

Total expenses	11,199,315	12,472,035	12,954,080

Net investment income (loss)	(2,421,625)	(11,983,206)	(11,023,311)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	466,568,654	696,172,213	349,362,849
Swap agreements	262,267,915	256,577,496	(1,037,821,211)
Short-term U.S. government and agency obligations	(7,789)	76,422	159,318

Net realized gain (loss)	728,828,780	952,826,131	(688,299,044)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(121,163,809)	2,891,486	143,798,464
Swap agreements	10,231,284	45,686,098	(3,572,395)
Short-term U.S. government and agency obligations	94,066	(44,983)	(11,697)

Change in net unrealized appreciation (depreciation)	(110,838,459)	48,532,601	140,214,372

Net realized and unrealized gain (loss)	617,990,321	1,001,358,732	(548,084,672)

Net income (loss)	$615,568,696	$989,375,526	$(559,107,983)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$1,103,783,570	$902,739,250	$309,844,582

Addition of 31,700,000, 29,200,000 and 483,248,000 shares, respectively (Note 1)	1,045,684,983	448,859,664	3,910,951,510
Redemption of 54,550,000, 77,200,000 and 386,438,716 shares, respectively (Note 1)	(1,905,942,975)	(1,237,190,870)	(2,758,948,859)

Net addition (redemption) of (22,850,000), (48,000,000) and 96,809,284 shares, respectively (Note 1)	(860,257,992)	(788,331,206)	1,152,002,651

Net investment income (loss)	(2,421,625)	(11,983,206)	(11,023,311)
Net realized gain (loss)	728,828,780	952,826,131	(688,299,044)
Change in net unrealized appreciation (depreciation)	(110,838,459)	48,532,601	140,214,372

Net income (loss)	615,568,696	989,375,526	(559,107,983)

Shareholders’ equity, end of period	$859,094,274	$1,103,783,570	$902,739,250

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$615,568,696	$989,375,526	$(559,107,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(25,166,543,607)	(2,786,468,099)	(629,750,456)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	25,708,412,141	2,158,071,076	611,325,152
Net amortization and accretion on short-term U.S. government and agency obligations	(6,489,697)	(330,711)	(1,310,006)
Net realized (gain) loss on investments	7,789	(76,422)	(159,318)
Change in unrealized (appreciation) depreciation on investments	(10,325,350)	(45,641,115)	3,584,092
Decrease (Increase) in receivable on open futures contracts	(8,466,027)	1,611,608	(1,611,608)
Decrease (Increase) in interest receivable	(615,026)	17,865	101,833
Increase (Decrease) in payable to Sponsor	(187,986)	122,010	470,756
Increase (Decrease) in brokerage commissions and futures account fees payable	(17,523)	24,677	—
Increase (Decrease) in payable on open futures contracts	(25,317,560)	25,317,560	(266,056)
Increase (Decrease) in non-recurring fees and expenses payable	—	(37,042)	37,042

Net cash provided by (used in) operating activities	1,106,025,850	341,986,933	(576,686,552)

Cash flow from financing activities
Proceeds from addition of shares	1,045,684,983	448,859,664	3,910,951,510
Payment on shares redeemed	(1,892,397,961)	(1,240,818,804)	(2,755,320,925)

Net cash provided by (used in) financing activities	(846,712,978)	(791,959,140)	1,155,630,585

Net increase (decrease) in cash	259,312,872	(449,972,207)	578,944,033
Cash, beginning of period	217,287,389	667,259,596	88,315,563

Cash, end of period	$476,600,261	$217,287,389	$667,259,596

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $263,209,299 and $90,936,719, respectively)	$263,260,158	$90,922,438
Cash	13,689,494	6,846,634
Segregated cash balances with brokers for futures contracts	163,045,170	47,289,091
Receivable from capital shares sold	—	20,448,741
Receivable on open futures contracts	149,650,221	33,998,620
Interest receivable	653,922	1,130

Total assets	590,298,965	199,506,654

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,826,653	—
Payable on open futures contracts	1,835,443	5,403,658
Brokerage commissions and futures account fees payable	35,242	63,628
Payable to Sponsor	450,514	147,190

Total liabilities	4,147,852	5,614,476

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	586,151,113	193,892,178

Total liabilities and shareholders’ equity	$590,298,965	$199,506,654

Shares outstanding	32,287,527	7,587,527

Net asset value per share	$18.15	$25.55

Market value per share (Note 2)	$17.78	$26.09

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(45% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$35,000,000	$34,997,046
4.037% due 02/07/23	40,000,000	39,847,752
4.268% due 02/23/23	65,000,000	64,609,103
4.258% due 03/09/23	50,000,000	49,617,675
4.401% due 04/04/23	75,000,000	74,188,582

Total short-term U.S. government and agency obligations (cost $ 263,209,299)		$263,260,158

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2023	28,571	$1,172,553,840	$(310,613,969)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$10,000,000	$9,999,811
0.051% due 02/17/22	49,000,000	48,996,937
0.223% due 11/03/22	32,000,000	31,925,690

Total short-term U.S. government and agency obligations (cost $90,936,719)		$90,922,438

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2022	10,905	$387,890,850	$(8,206,161)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$4,362,018	$50,091	$206,527

Expenses
Management fee	2,676,608	1,031,508	674,810
Brokerage commissions	626,331	352,618	377,630
Futures account fees	278,411	275,824	92,442
Non-recurring fees and expenses	15,397	—	1,545

Total expenses	3,596,747	1,659,950	1,146,427

Net investment income (loss)	765,271	(1,609,859)	(939,900)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	109,680,104	(51,858,807)	(53,327,855)
Short-term U.S. government and agency obligations	(4,317)	8,324	1,058

Net realized gain (loss)	109,675,787	(51,850,483)	(53,326,797)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(302,407,808)	(14,706,882)	9,152,949
Short-term U.S. government and agency obligations	65,140	(14,585)	(1,086)

Change in net unrealized appreciation (depreciation)	(302,342,668)	(14,721,467)	9,151,863

Net realized and unrealized gain (loss)	(192,666,881)	(66,571,950)	(44,174,934)

Net income (loss)	$(191,901,610)	$(68,181,809)	$(45,114,834)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$193,892,178	$169,800,371	$45,160,205

Addition of 63,350,000, 15,350,000 and 16,685,000 shares, respectively	2,558,661,553	613,708,303	457,281,516
Redemption of 38,650,000, 15,850,000 and 9,135,288 shares, respectively	(1,974,501,008)	(521,434,687)	(287,526,516)

Net addition (redemption) of 24,700,000, (500,000) and 7,549,712 shares, respectively	584,160,545	92,273,616	169,755,000

Net investment income (loss)	765,271	(1,609,859)	(939,900)
Net realized gain (loss)	109,675,787	(51,850,483)	(53,326,797)
Change in net unrealized appreciation (depreciation)	(302,342,668)	(14,721,467)	9,151,863

Net income (loss)	(191,901,610)	(68,181,809)	(45,114,834)

Shareholders’ equity, end of period	$586,151,113	$193,892,178	$169,800,371

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(191,901,610)	$(68,181,809)	$(45,114,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,226,855,145)	(289,900,679)	(115,881,108)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,056,848,583	229,000,330	113,563,630
Net amortization and accretion on short-term U.S. government and agency obligations	(2,270,335)	(28,461)	(152,125)
Net realized (gain) loss on investments	4,317	(8,324)	(1,058)
Change in unrealized (appreciation) depreciation on investments	(65,140)	14,585	1,086
Decrease (Increase) in receivable on open futures contracts	(115,651,601)	(20,222,769)	(13,738,827)
Decrease (Increase) in interest receivable	(652,792)	3,196	6,265
Increase (Decrease) in payable to Sponsor	303,324	7,735	102,669
Increase (Decrease) in brokerage commissions and futures account fees payable	(28,386)	63,628	—
Increase (Decrease) in payable on open futures contracts	(3,568,215)	5,403,658	—
Increase (Decrease) in non-recurring fees and expenses payable	—	(416)	416

Net cash provided by (used in) operating activities	(483,837,000)	(143,849,326)	(61,213,886)

Cash flow from financing activities
Proceeds from addition of shares	2,579,110,294	593,259,562	457,281,516
Payment on shares redeemed	(1,972,674,355)	(532,567,233)	(276,393,970)

Net cash provided by (used in) financing activities	606,435,939	60,692,329	180,887,546

Net increase (decrease) in cash	122,598,939	(83,156,997)	119,673,660
Cash, beginning of period	54,135,725	137,292,722	17,619,062

Cash, end of period	$176,734,664	$54,135,725	$137,292,722

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $998,130, respectively)	$—	$997,678
Cash	9,156,418	6,891,458
Segregated cash balances with brokers for foreign currency forward contracts	1,103,000	691,000
Unrealized appreciation on foreign currency forward contracts	514,115	84,150
Interest receivable	40,421	153

Total assets	10,813,954	8,664,439

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,833	3,846
Unrealized depreciation on foreign currency forward contracts	98,459	1,498

Total liabilities	109,292	5,344

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,704,662	8,659,095

Total liabilities and shareholders’ equity	$10,813,954	$8,664,439

Shares outstanding	950,000	650,000

Net asset value per share	$11.27	$13.32

Market value per share (Note 2)	$11.26	$13.33

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/13/23	13,074,921	$14,009,271	$217,491
Euro with UBS AG	01/13/23	18,393,502	19,707,925	296,624

			Total Unrealized Appreciation	$514,115

Contracts to Sell
Euro with UBS AG	01/13/23	(11,492,000)	$(12,313,233)	$(98,459)

			Total Unrealized Depreciation	$(98,459)

^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$149,251	$1,922	$16,819

Expenses
Management fee	100,481	37,450	44,302
Non-recurring fees and expenses	588	—	123

Total expenses	101,069	37,450	44,425

Net investment income (loss)	48,182	(35,528)	(27,606)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(953,353)	(500,185)	504,035
Short-term U.S. government and agency obligations	(5,949)	1,250	—

Net realized gain (loss)	(959,302)	(498,935)	504,035

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	333,004	(6,084)	(21,261)
Short-term U.S. government and agency obligations	452	(452)	(208)

Change in net unrealized appreciation (depreciation)	333,456	(6,536)	(21,469)

Net realized and unrealized gain (loss)	(625,846)	(505,471)	482,566

Net income (loss)	$(577,664)	$(540,999)	$454,960

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$8,659,095	$4,737,350	$6,204,424

Addition of 1,550,000, 500,000 and 250,000 shares, respectively	16,600,027	6,745,474	3,616,577
Redemption of 1,250,000, 150,000 and 400,000 shares, respectively	(13,976,796)	(2,282,730)	(5,538,611)

Net addition (redemption) of 300,000, 350,000 and (150,000) shares, respectively	2,623,231	4,462,744	(1,922,034)

Net investment income (loss)	48,182	(35,528)	(27,606)
Net realized gain (loss)	(959,302)	(498,935)	504,035
Change in net unrealized appreciation (depreciation)	333,456	(6,536)	(21,469)

Net income (loss)	(577,664)	(540,999)	454,960

Shareholders’ equity, end of period	$10,704,662	$8,659,095	$4,737,350

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(577,664)	$(540,999)	$454,960
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,984,289)	(4,997,449)	(1,395,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	6,988,249	4,001,250	5,375,000
Net amortization and accretion on short-term U.S. government and agency obligations	(11,779)	(681)	(9,001)
Net realized (gain) loss on investments	5,949	(1,250)	—
Change in unrealized (appreciation) depreciation on investments	(333,456)	6,536	21,469
Decrease (Increase) in interest receivable	(40,268)	9	1,334
Increase (Decrease) in payable to Sponsor	6,987	221	(1,293)
Increase (Decrease) in non-recurring fees and expenses payable	—	(15)	15

Net cash provided by (used in) operating activities	53,729	(1,532,378)	4,446,689

Cash flow from financing activities
Proceeds from addition of shares	16,600,027	6,745,474	3,616,577
Payment on shares redeemed	(13,976,796)	(2,282,730)	(5,538,611)

Net cash provided by (used in) financing activities	2,623,231	4,462,744	(1,922,034)

Net increase (decrease) in cash	2,676,960	2,930,366	2,524,655
Cash, beginning of period	7,582,458	4,652,092	2,127,437

Cash, end of period	$10,259,418	$7,582,458	$4,652,092

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $129,100,287 and $207,964,168, respectively)	$129,123,489	$207,956,320
Cash	16,568,417	9,328,332
Segregated cash balances with brokers for futures contracts	2,611,350	6,093,750
Segregated cash balances with brokers for swap agreements	18,730,000	—
Unrealized appreciation on swap agreements	6,496,466	8,639,188
Receivable on open futures contracts	8,169	944,644
Interest receivable	126,595	690

Total assets	173,664,486	232,962,924

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	—	4,034
Payable to Sponsor	140,350	178,356

Total liabilities	140,350	182,390

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	173,524,136	232,780,534

Total liabilities and shareholders’ equity	$173,664,486	$232,962,924

Shares outstanding	3,150,000	3,900,000

Net asset value per share	$55.09	$59.69

Market value per share (Note 2)	$55.27	$59.81

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.037% due 02/07/23	$30,000,000	$29,885,814
4.268% due 02/23/23 †	50,000,000	49,699,310
4.258% due 03/09/23	25,000,000	24,808,838
4.401% due 04/04/23	25,000,000	24,729,527

Total short-term U.S. government and agency obligations (cost $129,100,287)		$129,123,489

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2023	407	$74,326,340	$3,242,088

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/23	$108,414,576	$2,582,849
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/23	51,493,495	1,226,772
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/23	112,779,772	2,686,845

			Total Unrealized Appreciation	$6,496,466

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22 †	$50,000,000	$49,999,055
0.043% due 02/17/22 †	119,000,000	118,992,563
0.041% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	14,000,000	13,967,489

Total short-term U.S. government and agency obligations (cost $207,964,168)		$207,956,320

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2022	775	$141,716,500	$654,894

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/22	$111,470,102	$2,974,490
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/22	96,328,238	2,570,443
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/22	115,958,326	3,094,255

			Total Unrealized Appreciation	$8,639,188

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$2,321,780	$92,581	$594,847

Expenses
Management fee	2,259,459	2,262,422	1,916,092
Brokerage commissions	49,272	41,241	39,462
Futures account fees	28,169	77,793	59,069
Non-recurring fees and expenses	6,758	—	4,754

Total expenses	2,343,658	2,381,456	2,019,377

Net investment income (loss)	(21,878)	(2,288,875)	(1,424,530)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(23,226,760)	(12,433,003)	4,738,126
Swap agreements	(9,683,190)	(18,911,561)	30,713,920
Short-term U.S. government and agency obligations	(708)	20,618	—

Net realized gain (loss)	(32,910,658)	(31,323,946)	35,452,046

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,587,194	(1,991,980)	398,360
Swap agreements	(2,142,722)	3,498,208	(749,280)
Short-term U.S. government and agency obligations	31,050	(9,032)	(2,230)

Change in net unrealized appreciation (depreciation)	475,522	1,497,196	(353,150)

Net realized and unrealized gain (loss)	(32,435,136)	(29,826,750)	35,098,896

Net income (loss)	$(32,457,014)	$(32,115,625)	$33,674,366

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$232,780,534	$263,540,473	$110,726,032

Addition of 1,750,000, 1,350,000 and 3,500,000 shares, respectively	110,166,409	80,907,462	227,961,338
Redemption of 2,500,000, 1,350,000 and 1,850,000 shares, respectively	(136,965,793)	(79,551,776)	(108,821,263)

Net addition (redemption) of (750,000), – and 1,650,000 shares, respectively	(26,799,384)	1,355,686	119,140,075

Net investment income (loss)	(21,878)	(2,288,875)	(1,424,530)
Net realized gain (loss)	(32,910,658)	(31,323,946)	35,452,046
Change in net unrealized appreciation (depreciation)	475,522	1,497,196	(353,150)

Net income (loss)	(32,457,014)	(32,115,625)	33,674,366

Shareholders’ equity, end of period	$173,524,136	$232,780,534	$263,540,473

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(32,457,014)	$(32,115,625)	$33,674,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,097,341,793)	(630,901,758)	(491,677,717)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,177,997,412	498,020,144	483,257,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,792,446)	(63,653)	(402,982)
Net realized (gain) loss on investments	708	(20,618)	—
Change in unrealized (appreciation) depreciation on investments	2,111,672	(3,489,176)	751,510
Decrease (Increase) in receivable on open futures contracts	936,475	(795,860)	21,289
Decrease (Increase) in interest receivable	(125,905)	5,841	39,390
Increase (Decrease) in payable to Sponsor	(38,006)	(28,038)	121,451
Increase (Decrease) in brokerage commissions and futures account fees payable	(4,034)	4,034	—
Increase (Decrease) in non-recurring fees and expenses payable	—	(1,004)	1,004

Net cash provided by (used in) operating activities	49,287,069	(169,385,713)	25,785,311

Cash flow from financing activities
Proceeds from addition of shares	110,166,409	80,907,462	227,961,338
Payment on shares redeemed	(136,965,793)	(79,551,776)	(108,821,263)

Net cash provided by (used in) financing activities	(26,799,384)	1,355,686	119,140,075

Net increase (decrease) in cash	22,487,685	(168,030,027)	144,925,386
Cash, beginning of period	15,422,082	183,452,109	38,526,723

Cash, end of period	$37,909,767	$15,422,082	$183,452,109

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $228,617,421 and $451,896,236, respectively)	$228,657,634	$451,872,982
Cash	74,136,821	10,985,565
Segregated cash balances with brokers for futures contracts	19,452,250	14,502,938
Segregated cash balances with brokers for swap agreements	56,423,000	—
Unrealized appreciation on swap agreements	39,224,212	40,591,699
Receivable on open futures contracts	—	1,384,919
Interest receivable	300,712	1,582

Total assets	418,194,629	519,339,685

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,615,382	3,483,770
Payable on open futures contracts	1,948,902	—
Brokerage commissions and futures account fees payable	—	9,833
Payable to Sponsor	344,467	392,488

Total liabilities	3,908,751	3,886,091

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	414,285,878	515,453,594

Total liabilities and shareholders’ equity	$418,194,629	$519,339,685

Shares outstanding	13,046,526	14,796,526

Net asset value per share	$31.75	$34.84

Market value per share (Note 2)	$32.00	$34.74

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(55% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$50,000,000	$49,995,780
4.037% due 02/07/23	30,000,000	29,885,814
4.268% due 02/23/23 †	50,000,000	49,699,310
4.258% due 03/09/23 †	50,000,000	49,617,675
4.401% due 04/04/23 †	50,000,000	49,459,055

Total short-term U.S. government and agency obligations (cost $228,617,421)		$228,657,634

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2023	2,281	$274,176,200	$29,426,574
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/23	$178,442,142	$12,628,472
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/23	23,573,901	1,667,621
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/23	195,959,211	13,862,180
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/23	156,363,322	11,065,939

			Total Unrealized Appreciation	$39,224,212

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.041% due 01/20/22 †	$115,000,000	$114,997,827
0.042% due 02/17/22 †	159,000,000	158,990,062
0.044% due 03/17/22 †	135,000,000	134,984,948
0.223% due 11/03/22	43,000,000	42,900,145

Total short-term U.S. government and agency obligations (cost $451,896,236)		$451,872,982

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2022	1,345	$157,042,200	$2,506,545
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/22	$232,088,114	$10,785,304
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/22	232,177,948	10,781,897
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/22	216,331,853	10,046,034
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/22	193,206,858	8,978,464

			Total Unrealized Appreciation	$40,591,699

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$3,844,119	$261,655	$1,134,396

Expenses
Management fee	4,008,030	5,912,386	3,944,697
Brokerage commissions	135,647	145,545	141,650
Futures account fees	26,693	296,749	215,791
Non-recurring fees and expenses	14,619	—	6,303

Total expenses	4,184,989	6,354,680	4,308,441

Net investment income (loss)	(340,870)	(6,093,025)	(3,174,045)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,586,506)	(37,880,546)	60,388,914
Swap agreements	(57,315,486)	(134,594,684)	86,825,518
Short-term U.S. government and agency obligations	(7,717)	27,351	1,039

Net realized gain (loss)	(68,909,709)	(172,447,879)	147,215,471

Change in net unrealized appreciation (depreciation) on
Futures contracts	26,920,029	(34,683,667)	31,465,663
Swap agreements	(1,367,487)	(16,160,967)	31,616,768
Short-term U.S. government and agency obligations	63,467	(29,992)	(282)

Change in net unrealized appreciation (depreciation)	25,616,009	(50,874,626)	63,082,149

Net realized and unrealized gain (loss)	(43,293,700)	(223,322,505)	210,297,620

Net income (loss)	$(43,634,570)	$(229,415,530)	$207,123,575

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$515,453,594	$745,304,028	$239,254,842

Addition of 6,350,000, 4,500,000 and 13,500,000 shares, respectively	169,562,602	206,892,549	582,867,657
Redemption of 8,100,000, 4,400,000 and 6,350,000 shares, respectively	(227,095,748)	(207,327,453)	(283,942,046)

Net addition (redemption) of (1,750,000), 100,000 and 7,150,000 shares, respectively	(57,533,146)	(434,904)	298,925,611

Net investment income (loss)	(340,870)	(6,093,025)	(3,174,045)
Net realized gain (loss)	(68,909,709)	(172,447,879)	147,215,471
Change in net unrealized appreciation (depreciation)	25,616,009	(50,874,626)	63,082,149

Net income (loss)	(43,634,570)	(229,415,530)	207,123,575

Shareholders’ equity, end of period	$414,285,878	$515,453,594	$745,304,028

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(43,634,570)	$(229,415,530)	$207,123,575
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,011,869,884)	(1,706,698,844)	(874,359,829)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,237,963,012	1,500,025,772	765,701,010
Net amortization and accretion on short-term U.S. government and agency obligations	(2,822,030)	(208,562)	(790,312)
Net realized (gain) loss on investments	7,717	(27,351)	(1,039)
Change in unrealized (appreciation) depreciation on investments	1,304,020	16,190,959	(31,616,486)
Decrease (Increase) in receivable on open futures contracts	1,384,919	(1,384,919)	—
Decrease (Increase) in interest receivable	(299,130)	9,116	81,022
Increase (Decrease) in payable to Sponsor	(48,021)	(147,498)	363,383
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,833)	9,833	—
Increase (Decrease) in payable on open futures contracts	1,948,902	(2,312,939)	1,914,003
Increase (Decrease) in non-recurring fees and expenses payable	—	(2,360)	2,360

Net cash provided by (used in) operating activities	183,925,102	(423,962,323)	68,417,687

Cash flow from financing activities
Proceeds from addition of shares	169,562,602	206,892,549	582,867,657
Payment on shares redeemed	(228,964,136)	(203,843,683)	(283,942,046)

Net cash provided by (used in) financing activities	(59,401,534)	3,048,866	298,925,611

Net increase (decrease) in cash	124,523,568	(420,913,457)	367,343,298
Cash, beginning of period	25,488,503	446,401,960	79,058,662

Cash, end of period	$150,012,071	$25,488,503	$446,401,960

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,728,989 and $221,725,609, respectively)	$34,732,372	$221,660,593
Cash	71,086,482	108,688,034
Segregated cash balances with brokers for futures contracts	323,761,025	463,432,845
Receivable on open futures contracts	209,470,270	33,597,688
Interest receivable	1,246,402	5,060

Total assets	640,296,551	827,384,220

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	348,988	9,447,456
Brokerage commissions and futures account fees payable	58,772	167,855
Payable to Sponsor	570,429	611,836
Unrealized depreciation on swap agreements	—	477,437

Total liabilities	978,189	10,704,584

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	639,318,362	816,679,636

Total liabilities and shareholders’ equity	$640,296,551	$827,384,220

Shares outstanding	93,078,420	65,828,420

Net asset value per share	$6.87	$12.41

Market value per share (Note 2)	$6.86	$12.43

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(5% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.258% due 03/09/23	$35,000,000	$34,732,372

Total short-term U.S. government and agency obligations (cost $34,728,989)		$34,732,372

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires January 2023	23,808	$549,919,565	$(33,313,323)
VIX Futures - Cboe, expires February 2023	16,666	409,071,970	(3,242,130)

			$(36,555,453)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations (27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.046% due 01/20/22	$25,000,000	$24,999,527
0.053% due 02/17/22 †	28,000,000	27,998,250
0.051% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	144,000,000	143,665,603

Total short-term U.S. government and agency obligations (cost $221,725,609)		$221,660,593

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires January 2022	34,949	$687,604,101	$(112,392,632)
VIX Futures - Cboe, expires February 2022	22,236	488,536,038	(13,964,125)

			$(126,356,757)

Total Return Swap Agreements^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Goldman Sachs & Co. based on iPath Series B S&P 500 VIX Short-Term Futures ETN iNAV Index	0.98%	01/31/22	$48,872,875	$(477,437)

			Total Unrealized Depreciation	$(477,437)

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$8,744,418	$249,487	$1,707,491

Expenses
Management fee	8,937,342	11,128,589	8,835,385
Brokerage commissions	3,993,956	5,427,481	3,620,606
Futures account fees	1,749,320	3,850,402	2,860,084
Non-recurring fees and expenses	37,189	—	15,297

Total expenses	14,717,807	20,406,472	15,331,372

Net investment income (loss)	(5,973,389)	(20,156,985)	(13,623,881)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(173,487,606)	(1,860,561,641)	(634,239,605)
Swap agreements	22,556,586	(122,952,954)	1,997,567
Short-term U.S. government and agency obligations	(368,413)	99,746	—

Net realized gain (loss)	(151,299,433)	(1,983,414,849)	(632,242,038)

Change in net unrealized appreciation (depreciation) on
Futures contracts	89,801,304	(77,832,091)	(2,127,885)
Swap agreements	477,437	(452,630)	184,977
Short-term U.S. government and agency obligations	68,399	(70,194)	(7,552)

Change in net unrealized appreciation (depreciation)	90,347,140	(78,354,915)	(1,950,460)

Net realized and unrealized gain (loss)	(60,952,293)	(2,061,769,764)	(634,192,498)

Net income (loss)	$(66,925,682)	$(2,081,926,749)	$(647,816,379)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$816,679,636	$1,356,204,199	$527,636,003

Addition of 274,150,000, 135,235,000 and 15,405,000 shares, respectively	3,377,960,087	4,325,482,924	3,359,993,617
Redemption of 246,900,000, 82,119,671 and 6,855,000 shares, respectively	(3,488,395,679)	(2,783,080,738)	(1,883,609,042)

Net addition (redemption) of 27,250,000, 53,115,329 and 8,550,000 shares, respectively	(110,435,592)	1,542,402,186	1,476,384,575

Net investment income (loss)	(5,973,389)	(20,156,985)	(13,623,881)
Net realized gain (loss)	(151,299,433)	(1,983,414,849)	(632,242,038)
Change in net unrealized appreciation (depreciation)	90,347,140	(78,354,915)	(1,950,460)

Net income (loss)	(66,925,682)	(2,081,926,749)	(647,816,379)

Shareholders’ equity, end of period	$639,318,362	$816,679,636	$1,356,204,199

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(66,925,682)	$(2,081,926,749)	$(647,816,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,484,457,979)	(1,538,510,892)	(965,269,478)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	6,673,261,241	1,562,047,456	901,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,175,055)	(171,636)	(984,781)
Net realized (gain) loss on investments	368,413	(99,746)	—
Change in unrealized (appreciation) depreciation on investments	(545,836)	522,824	(177,425)
Decrease (Increase) in receivable on open futures contracts	(175,872,582)	(17,175,176)	4,244,067
Decrease (Increase) in interest receivable	(1,241,342)	1,994	205,612
Increase (Decrease) in payable to Sponsor	(41,407)	(428,746)	628,853
Increase (Decrease) in brokerage commissions and futures account fees payable	(109,083)	(317,184)	485,039
Increase (Decrease) in payable on open futures contracts	(9,098,468)	(12,977,019)	(11,595,345)
Increase (Decrease) in non-recurring fees and expenses payable	—	(4,817)	4,817

Net cash provided by (used in) operating activities	(66,837,780)	(2,089,039,691)	(719,275,020)

Cash flow from financing activities
Proceeds from addition of shares	3,377,960,087	4,374,569,312	3,310,994,729
Payment on shares redeemed	(3,488,395,679)	(2,783,080,738)	(1,883,609,042)

Net cash provided by (used in) financing activities	(110,435,592)	1,591,488,574	1,427,385,687

Net increase (decrease) in cash	(177,273,372)	(497,551,117)	708,110,667
Cash, beginning of period	572,120,879	1,069,671,996	361,561,329

Cash, end of period	$394,847,507	$572,120,879	$1,069,671,996

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Cash	$11,444,958	$2,232,820
Segregated cash balances with brokers for foreign currency forward contracts	1,357,000	225,000
Unrealized appreciation on foreign currency forward contracts	1,152,834	821
Interest receivable	39,204	95

Total assets	13,993,996	2,458,736

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,915	1,954
Unrealized depreciation on foreign currency forward contracts	168,285	93,933

Total liabilities	179,200	95,887

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	13,814,796	2,362,849

Total liabilities and shareholders’ equity	$13,993,996	$2,458,736

Shares outstanding	399,970	49,970

Net asset value per share	$34.54	$47.29

Market value per share (Note 2)	$34.56	$47.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/13/23	2,416,807,517	$18,448,587	$687,999
Yen with UBS AG	01/13/23	1,820,713,856	13,898,334	464,835

			Total Unrealized Appreciation	$1,152,834

Contracts to Sell
Yen with Goldman Sachs International	01/13/23	(26,985,000)	$(205,989)	$(4,879)
Yen with UBS AG	01/13/23	(585,973,000)	(4,472,998)	(163,406)

			Total Unrealized Depreciation	$(168,285)

^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$120,631	$1,187	$9,427

Expenses
Management fee	65,070	24,974	27,655
Non-recurring fees and expenses	508	—	89

Total expenses	65,578	24,974	27,744

Net investment income (loss)	55,053	(23,787)	(18,317)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,141,826)	(442,767)	95,324
Short-term U.S. government and agency obligations	1,548	103	—

Net realized gain (loss)	(1,140,278)	(442,664)	95,324

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,077,661	(160,199)	77,616
Short-term U.S. government and agency obligations	—	—	(74)

Change in net unrealized appreciation (depreciation)	1,077,661	(160,199)	77,542

Net realized and unrealized gain (loss)	(62,617)	(602,863)	172,866

Net income (loss)	$(7,564)	$(626,650)	$154,549

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$2,362,849	$2,989,499	$5,580,964

Addition of 500,000, – and – shares, respectively	15,919,421	—	—
Redemption of 150,000, – and 50,000 shares, respectively	(4,459,910)	—	(2,746,014)

Net addition (redemption) of 350,000, – and (50,000) shares, respectively	11,459,511	—	(2,746,014)

Net investment income (loss)	55,053	(23,787)	(18,317)
Net realized gain (loss)	(1,140,278)	(442,664)	95,324
Change in net unrealized appreciation (depreciation)	1,077,661	(160,199)	77,542

Net income (loss)	(7,564)	(626,650)	154,549

Shareholders’ equity, end of period	$13,814,796	$2,362,849	$2,989,499

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(7,564)	$(626,650)	$154,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(995,769)	(1,499,740)	(99,700)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,001,548	1,500,103	1,911,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,231)	(260)	(3,270)
Net realized (gain) loss on investments	(1,548)	(103)	—
Change in unrealized (appreciation) depreciation on investments	(1,077,661)	160,199	(77,542)
Decrease (Increase) in interest receivable	(39,109)	16	4,615
Increase (Decrease) in payable to Sponsor	8,961	(430)	(2,091)
Increase (Decrease) in non-recurring fees and expenses payable	—	(11)	11

Net cash provided by (used in) operating activities	(1,115,373)	(466,876)	1,887,572

Cash flow from financing activities
Proceeds from addition of shares	15,919,421	—	—
Payment on shares redeemed	(4,459,910)	—	(2,746,014)

Net cash provided by (used in) financing activities	11,459,511	—	(2,746,014)

Net increase (decrease) in cash	10,344,138	(466,876)	(858,442)
Cash, beginning of period	2,457,820	2,924,696	3,783,138

Cash, end of period	$12,801,958	$2,457,820	$2,924,696

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,407,308 and $55,932,300, respectively)	$89,426,935	$55,916,023
Cash	74,627,051	29,602,412
Segregated cash balances with brokers for futures contracts	65,184,460	24,841,141
Receivable from capital shares sold	41,694	—
Receivable on open futures contracts	1,604,847	4,064,439
Interest receivable	384,856	1,359

Total assets	231,269,843	114,425,374

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,257,090	—
Payable on open futures contracts	7,102,680	175,557
Brokerage commissions and futures account fees payable	4,134	7,944
Payable to Sponsor	208,602	74,271

Total liabilities	8,572,506	257,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	222,697,337	114,167,602

Total liabilities and shareholders’ equity	$231,269,843	$114,425,374

Shares outstanding (Note 1)	9,305,220	1,776,760

Net asset value per share (Note 1)	$23.93	$64.26

Market value per share (Note 1) (Note 2)	$23.85	$63.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.037% due 02/07/23	$40,000,000	$39,847,752
4.268% due 02/23/23	25,000,000	24,849,655
4.401% due 04/04/23	25,000,000	24,729,528

Total short-term U.S. government and agency obligations (cost $89,407,308)		$89,426,935

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2023	1,780	$143,201,000	$(2,958,031)
WTI Crude Oil - NYMEX, expires June 2023	1,875	150,375,000	11,831,888
WTI Crude Oil - NYMEX, expires December 2023	1,963	151,759,530	1,371,036

			$10,244,893

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$20,000,000	$19,999,622
0.223% due 11/03/22	36,000,000	35,916,401

Total short-term U.S. government and agency obligations (cost $55,932,300)		$55,916,023

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2022	1,013	$75,853,440	$(5,755,191)
WTI Crude Oil - NYMEX, expires June 2022	1,046	76,745,020	(3,203,554)
WTI Crude Oil - NYMEX, expires December 2022	1,085	75,765,550	549,283

			$(8,409,462)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$4,116,166	$51,207	$268,844

Expenses
Management fee	3,324,952	847,440	1,021,787
Brokerage commissions	427,485	139,273	548,380
Futures account fees	214,920	103,661	161,612
Non-recurring fees and expenses	14,792	—	5,243

Total expenses	3,982,149	1,090,374	1,737,022

Net investment income (loss)	134,017	(1,039,167)	(1,468,178)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(108,954,702)	(105,340,654)	(28,626,990)
Swap agreements	—	—	41,576,107
Short-term U.S. government and agency obligations	—	45,952	(20)

Net realized gain (loss)	(108,954,702)	(105,294,702)	12,949,097

Change in net unrealized appreciation (depreciation) on
Futures contracts	18,654,355	6,227,351	(11,518,124)
Swap agreements	—	—	4,033,931
Short-term U.S. government and agency obligations	35,904	(16,277)	(3,162)

Change in net unrealized appreciation (depreciation)	18,690,259	6,211,074	(7,487,355)

Net realized and unrealized gain (loss)	(90,264,443)	(99,083,628)	5,461,742

Net income (loss)	$(90,130,426)	$(100,122,795)	$3,993,564

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$114,167,602	$96,839,233	$125,451,681

Addition of 44,940,000, 2,677,500 and 1,875,000 shares, respectively (Note 1)	1,196,365,904	244,778,776	893,616,857
Redemption of 37,411,540, 1,317,734 and 1,972,500 shares, respectively (Note 1)	(997,705,743)	(127,327,612)	(926,222,869)

Net addition (redemption) of 7,528,460, 1,359,766 and (97,500) shares, respectively (Note 1)	198,660,161	117,451,164	(32,606,012)

Net investment income (loss)	134,017	(1,039,167)	(1,468,178)
Net realized gain (loss)	(108,954,702)	(105,294,702)	12,949,097
Change in net unrealized appreciation (depreciation)	18,690,259	6,211,074	(7,487,355)

Net income (loss)	(90,130,426)	(100,122,795)	3,993,564

Shareholders’ equity, end of period	$222,697,337	$114,167,602	$96,839,233

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(90,130,426)	$(100,122,795)	$3,993,564
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(8,926,116,784)	(206,906,890)	(32,897,274)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	8,895,000,000	151,041,035	95,246,647
Net amortization and accretion on short-term U.S. government and agency obligations	(2,358,224)	(20,493)	(153,272)
Net realized (gain) loss on investments	—	(45,952)	20
Change in unrealized (appreciation) depreciation on investments	(35,904)	16,277	(4,030,769)
Decrease (Increase) in receivable on open futures contracts	2,459,592	(4,003,537)	1,083,502
Decrease (Increase) in interest receivable	(383,497)	1,940	50,866
Increase (Decrease) in payable to Sponsor	134,331	(6,309)	(7,852)
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,810)	7,944	—
Increase (Decrease) in payable on open futures contracts	6,927,123	(81,853)	257,410
Increase (Decrease) in non-recurring fees and expenses payable	—	(351)	351

Net cash provided by (used in) operating activities	(114,507,599)	(160,120,984)	63,543,193

Cash flow from financing activities
Proceeds from addition of shares	1,196,324,210	244,778,776	897,883,872
Payment on shares redeemed	(996,448,653)	(127,327,612)	(926,222,869)

Net cash provided by (used in) financing activities	199,875,557	117,451,164	(28,338,997)

Net increase (decrease) in cash	85,367,958	(42,669,820)	35,204,196
Cash, beginning of period	54,443,553	97,113,373	61,909,177

Cash, end of period	$139,811,511	$54,443,553	$97,113,373

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $61,469,726 and $123,855,553, respectively)	$61,482,526	$123,821,548
Cash	5,724,380	53,547,476
Segregated cash balances with brokers for futures contracts	38,758,160	59,453,451
Receivable on open futures contracts	33,637,888	30,090,351
Interest receivable	293,818	1,749

Total assets	139,896,772	266,914,575

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,365,196	15,986,002
Payable on open futures contracts	282,362	8,542,438
Brokerage commissions and futures account fees payable	7,497	46,867
Payable to Sponsor	132,197	194,138

Total liabilities	5,787,252	24,769,445

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	134,109,520	242,145,130

Total liabilities and shareholders’ equity	$139,896,772	$266,914,575

Shares outstanding (Note 1)	4,966,856	978,742

Net asset value per share (Note 1)	$27.00	$247.40

Market value per share (Note 1) (Note 2)	$27.56	$242.20

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.268% due 02/23/23	$22,000,000	$21,867,696
4.258% due 03/09/23	15,000,000	14,885,303
4.401% due 04/04/23	25,000,000	24,729,527

Total short-term U.S. government and agency obligations (cost $61,469,726)		$61,482,526

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2023	6,533	$268,114,320	$85,889,398

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.051% due 02/17/22	$24,000,000	$23,998,500
0.051% due 03/17/22	25,000,000	24,997,213
0.223% due 11/03/22	75,000,000	74,825,835

Total short-term U.S. government and agency obligations (cost $123,855,553)		$123,821,548

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2022	13,619	$484,427,830	$13,436,251

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$2,635,445	$44,855	$59,046

Expenses
Management fee	2,255,264	1,104,237	308,058
Brokerage commissions	713,500	495,800	250,422
Futures account fees	283,983	212,771	49,672
Non-recurring fees and expenses	10,264	—	485

Total expenses	3,263,011	1,812,808	608,637

Net investment income (loss)	(627,566)	(1,767,953)	(549,591)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(165,347,108)	9,180,867	21,345
Short-term U.S. government and agency obligations	(106,181)	3,035	(491)

Net realized gain (loss)	(165,453,289)	9,183,902	20,854

Change in net unrealized appreciation (depreciation) on
Futures contracts	72,453,147	13,056,941	(293,019)
Short-term U.S. government and agency obligations	46,805	(34,254)	(24)

Change in net unrealized appreciation (depreciation)	72,499,952	13,022,687	(293,043)

Net realized and unrealized gain (loss)	(92,953,337)	22,206,589	(272,189)

Net income (loss)	$(93,580,903)	$20,438,636	$(821,780)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$242,145,130	$24,977,745	$12,515,603

Addition of 134,540,000, 3,005,000 and 312,500 shares, respectively (Note 1)	2,458,594,426	679,315,441	270,470,683
Redemption of 130,551,886, 2,052,500 and 302,500 shares, respectively (Note 1)	(2,473,049,133)	(482,586,692)	(257,186,761)

Net addition (redemption) of 3,988,114, 952,500 and 10,000 shares, respectively (Note 1)	(14,454,707)	196,728,749	13,283,922

Net investment income (loss)	(627,566)	(1,767,953)	(549,591)
Net realized gain (loss)	(165,453,289)	9,183,902	20,854
Change in net unrealized appreciation (depreciation)	72,499,952	13,022,687	(293,043)

Net income (loss)	(93,580,903)	20,438,636	(821,780)

Shareholders’ equity, end of period	$134,109,520	$242,145,130	$24,977,745

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(93,580,903)	$20,438,636	$(821,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(824,793,791)	(298,825,010)	(54,978,482)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	888,104,364	184,998,514	50,159,669
Net amortization and accretion on short-term U.S. government and agency obligations	(1,030,927)	(26,410)	(26,687)
Net realized (gain) loss on investments	106,181	(3,035)	491
Change in unrealized (appreciation) depreciation on investments	(46,805)	34,254	24
Decrease (Increase) in receivable on open futures contracts	(3,547,537)	(30,090,351)	—
Decrease (Increase) in interest receivable	(292,069)	(1,201)	5,974
Increase (Decrease) in payable to Sponsor	(61,941)	172,109	12,169
Increase (Decrease) in brokerage commissions and futures account fees payable	(39,370)	46,867	—
Increase (Decrease) in payable on open futures contracts	(8,260,076)	6,998,738	1,536,874
Increase (Decrease) in non-recurring fees and expenses payable	—	(140)	140

Net cash provided by (used in) operating activities	(43,442,874)	(116,257,029)	(4,111,608)

Cash flow from financing activities
Proceeds from addition of shares	2,458,594,426	679,315,441	270,470,683
Payment on shares redeemed	(2,483,669,939)	(469,204,867)	(254,582,584)

Net cash provided by (used in) financing activities	(25,075,513)	210,110,574	15,888,099

Net increase (decrease) in cash	(68,518,387)	93,853,545	11,776,491
Cash, beginning of period	113,000,927	19,147,382	7,370,891

Cash, end of period	$44,482,540	$113,000,927	$19,147,382

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $39,991,822 and $46,968,288, respectively)	$39,996,624	$46,961,125
Cash	30,687,235	7,554,065
Segregated cash balances with brokers for foreign currency forward contracts	6,844,121	—
Unrealized appreciation on foreign currency forward contracts	193,192	135,118
Interest receivable	109,830	603

Total assets	77,831,002	54,650,911

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	63,375	44,707
Unrealized depreciation on foreign currency forward contracts	2,654,448	343,159

Total liabilities	2,717,823	387,866

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	75,113,179	54,263,045

Total liabilities and shareholders’ equity	$77,831,002	$54,650,911

Shares outstanding	2,550,000	2,100,000

Net asset value per share	$29.46	$25.84

Market value per share (Note 2)	$29.45	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(53% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23 †	$40,000,000	$39,996,624

Total short-term U.S. government and agency obligations (cost $39,991,822)		$39,996,624

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/13/23	21,858,000	$23,419,999	$193,192

Total Unrealized Appreciation				$193,192

Contracts to Sell
Euro with Goldman Sachs International	01/13/23	(68,000,263)	$(72,859,645)	$(1,121,150)
Euro with UBS AG	01/13/23	(94,167,199)	(100,896,501)	(1,533,298)

Total Unrealized Depreciation				$(2,654,448)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$906,928	$24,790	$499,520

Expenses
Management fee	676,052	480,737	783,692
Non-recurring fees and expenses	3,838	—	2,842

Total expenses	679,890	480,737	786,534

Net investment income (loss)	227,038	(455,947)	(287,014)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	6,792,065	6,280,362	(10,979,325)
Short-term U.S. government and agency obligations	210,974	31,420	(14)

Net realized gain (loss)	7,003,039	6,311,782	(10,979,339)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(2,253,215)	928,663	1,113,716
Short-term U.S. government and agency obligations	11,965	(7,412)	(3,778)

Change in net unrealized appreciation (depreciation)	(2,241,250)	921,251	1,109,938

Net realized and unrealized gain (loss)	4,761,789	7,233,033	(9,869,401)

Net income (loss)	$4,988,827	$6,777,086	$(10,156,415)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$54,263,045	$52,953,339	$120,581,173

Addition of 2,200,000, 1,050,000 and 1,500,000 shares, respectively	70,696,876	26,353,725	37,753,355
Redemption of 1,750,000, 1,300,000 and 3,650,000 shares, respectively	(54,835,569)	(31,821,105)	(95,224,774)

Net addition (redemption) of 450,000, (250,000) and (2,150,000) shares, respectively	15,861,307	(5,467,380)	(57,471,419)

Net investment income (loss)	227,038	(455,947)	(287,014)
Net realized gain (loss)	7,003,039	6,311,782	(10,979,339)
Change in net unrealized appreciation (depreciation)	(2,241,250)	921,251	1,109,938

Net income (loss)	4,988,827	6,777,086	(10,156,415)

Shareholders’ equity, end of period	$75,113,179	$54,263,045	$52,953,339

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$4,988,827	$6,777,086	$(10,156,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(274,581,000)	(131,953,354)	(198,751,004)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	282,210,974	95,031,384	267,684,953
Net amortization and accretion on short-term U.S. government and agency obligations	(442,534)	(15,286)	(347,502)
Net realized (gain) loss on investments	(210,974)	(31,420)	14
Change in unrealized (appreciation) depreciation on investments	2,241,250	(921,251)	(1,109,938)
Decrease (Increase) in interest receivable	(109,227)	1,545	58,575
Increase (Decrease) in payable to Sponsor	18,668	733	(55,534)
Increase (Decrease) in non-recurring fees and expenses payable	—	(220)	220

Net cash provided by (used in) operating activities	14,115,984	(31,110,783)	57,323,369

Cash flow from financing activities
Proceeds from addition of shares	70,696,876	26,353,725	37,753,355
Payment on shares redeemed	(54,835,569)	(31,821,105)	(95,224,774)

Net cash provided by (used in) financing activities	15,861,307	(5,467,380)	(57,471,419)

Net increase (decrease) in cash	29,977,291	(36,578,163)	(148,050)
Cash, beginning of period	7,554,065	44,132,228	44,280,278

Cash, end of period	$37,531,356	$7,554,065	$44,132,228

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $25,984,097, respectively)	$—	$25,980,516
Cash	12,252,100	1,287,229
Segregated cash balances with brokers for futures contracts	232,313	703,125
Segregated cash balances with brokers for swap agreements	3,536,000	—
Interest receivable	42,135	434

Total assets	16,062,548	27,971,304

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	700	92,537
Brokerage commissions and futures account fees payable	—	294
Payable to Sponsor	12,854	25,512
Unrealized depreciation on swap agreements	592,957	993,117

Total liabilities	606,511	1,111,460

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,456,037	26,859,844

Total liabilities and shareholders’ equity	$16,062,548	$27,971,304

Shares outstanding	496,977	846,977

Net asset value per share	$31.10	$31.71

Market value per share (Note 2)	$30.99	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2023	35	$6,391,700	$(98,886)

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/23	$(7,508,482)	$(181,291)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/23	(9,602,167)	(231,533)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/23	(7,460,487)	(180,133)

Total Unrealized Depreciation				$(592,957)

^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$215,724	$13,048	$67,722

Expenses
Management fee	266,018	271,758	177,762
Brokerage commissions	10,874	11,667	7,882
Futures account fees	2,446	10,223	5,130
Non-recurring fees and expenses	1,075	—	580

Total expenses	280,413	293,648	191,354

Net investment income (loss)	(64,689)	(280,600)	(123,632)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,858,730	(2,690,736)	(4,905,387)
Swap agreements	717,831	235,790	(6,214,091)
Short-term U.S. government and agency obligations	4	6,395	—

Net realized gain (loss)	2,576,565	(2,448,551)	(11,119,478)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(256,965)	355,009	194,640
Swap agreements	400,160	(724,389)	904,081
Short-term U.S. government and agency obligations	3,581	(3,581)	(610)

Change in net unrealized appreciation (depreciation)	146,776	(372,961)	1,098,111

Net realized and unrealized gain (loss)	2,723,341	(2,821,512)	(10,021,367)

Net income (loss)	$2,658,652	$(3,102,112)	$(10,144,999)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$26,859,844	$20,337,376	$21,047,560

Addition of 1,600,000, 2,050,000 and 1,650,000 shares, respectively	49,713,634	71,200,336	56,542,664
Redemption of 1,950,000, 1,850,000 and 1,400,000 shares, respectively	(63,776,093)	(61,575,756)	(47,107,849)

Net addition (redemption) of (350,000), 200,000 and 250,000 shares, respectively	(14,062,459)	9,624,580	9,434,815

Net investment income (loss)	(64,689)	(280,600)	(123,632)
Net realized gain (loss)	2,576,565	(2,448,551)	(11,119,478)
Change in net unrealized appreciation (depreciation)	146,776	(372,961)	1,098,111

Net income (loss)	2,658,652	(3,102,112)	(10,144,999)

Shareholders’ equity, end of period	$15,456,037	$26,859,844	$20,337,376

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$2,658,652	$(3,102,112)	$(10,144,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(17,987,492)	(61,976,861)	(19,981,049)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	43,999,990	36,006,161	32,371,000
Net amortization and accretion on short-term U.S. government and agency obligations	(28,397)	(7,002)	(35,369)
Net realized (gain) loss on investments	(4)	(6,395)	—
Change in unrealized (appreciation) depreciation on investments	(403,741)	727,970	(903,471)
Decrease (Increase) in receivable on open futures contracts	—	1,317	(1,317)
Decrease (Increase) in interest receivable	(41,701)	308	10,949
Increase (Decrease) in payable to Sponsor	(12,658)	8,677	(383)
Increase (Decrease) in brokerage commissions and futures account fees payable	(294)	294	—
Increase (Decrease) in payable on open futures contracts	(91,837)	80,127	(12,801)
Increase (Decrease) in non-recurring fees and expenses payable	—	(81)	81

Net cash provided by (used in) operating activities	28,092,518	(28,267,597)	1,302,641

Cash flow from financing activities
Proceeds from addition of shares	49,713,634	71,200,336	56,542,664
Payment on shares redeemed	(63,776,093)	(61,575,756)	(47,107,849)

Net cash provided by (used in) financing activities	(14,062,459)	9,624,580	9,434,815

Net increase (decrease) in cash	14,030,059	(18,643,017)	10,737,456
Cash, beginning of period	1,990,354	20,633,371	9,895,915

Cash, end of period	$16,020,413	$1,990,354	$20,633,371

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $22,995,121, respectively)	$—	$22,994,261
Cash	21,887,346	1,829,901
Segregated cash balances with brokers for futures contracts	2,820,937	1,081,575
Segregated cash balances with brokers for swap agreements	7,875,000	2,572,000
Receivable from capital shares sold	972,789	—
Receivable on open futures contracts	59,575	15,446
Interest receivable	60,480	378

Total assets	33,676,127	28,493,561

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,840
Brokerage commissions and futures account fees payable	—	747
Payable to Sponsor	20,705	28,560
Unrealized depreciation on swap agreements	1,722,623	1,921,414

Total liabilities	1,743,328	1,956,561

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,932,799	26,537,000

Total liabilities and shareholders’ equity	$33,676,127	$28,493,561

Shares outstanding	1,641,329	991,329

Net asset value per share	$19.46	$26.77

Market value per share (Note 2)	$19.30	$26.84

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2023	330	$39,666,000	$(940,500)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/23	$(2,869,720)	$(203,969)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/23	(10,453,997)	(743,029)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/23	(8,265,858)	(587,758)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/23	(2,643,157)	(187,867)

Total Unrealized Depreciation				$(1,722,623)

^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2022, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$215,031	$12,422	$52,402

Expenses
Management fee	246,718	330,111	237,140
Brokerage commissions	26,948	26,469	22,323
Futures account fees	4,443	25,766	14,141
Non-recurring fees and expenses	1,106	—	454

Total expenses	279,215	382,346	274,058

Net investment income (loss)	(64,184)	(369,924)	(221,656)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	796,029	(2,577,082)	(4,571,982)
Swap agreements	(2,464,174)	2,554,615	(12,277,833)
Short-term U.S. government and agency obligations	(2,014)	4,672	—

Net realized gain (loss)	(1,670,159)	(17,795)	(16,849,815)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,592,993)	872,569	(137,895)
Swap agreements	198,791	1,276,147	(1,243,657)
Short-term U.S. government and agency obligations	860	(860)	(704)

Change in net unrealized appreciation (depreciation)	(1,393,342)	2,147,856	(1,382,256)

Net realized and unrealized gain (loss)	(3,063,501)	2,130,061	(18,232,071)

Net income (loss)	$(3,127,685)	$1,760,137	$(18,453,727)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$26,537,000	$28,885,775	$13,834,163

Addition of 4,200,000, 4,650,000 and 3,425,000 shares, respectively	109,036,263	117,038,546	135,806,096
Redemption of 3,550,000, 4,700,415 and 2,512,500 shares, respectively	(100,512,779)	(121,147,458)	(102,300,757)

Net addition (redemption) of 650,000, (50,415) and 912,500 shares, respectively	8,523,484	(4,108,912)	33,505,339

Net investment income (loss)	(64,184)	(369,924)	(221,656)
Net realized gain (loss)	(1,670,159)	(17,795)	(16,849,815)
Change in net unrealized appreciation (depreciation)	(1,393,342)	2,147,856	(1,382,256)

Net income (loss)	(3,127,685)	1,760,137	(18,453,727)

Shareholders’ equity, end of period	$31,932,799	$26,537,000	$28,885,775

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(3,127,685)	$1,760,137	$(18,453,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(20,979,052)	(67,987,944)	(19,382,699)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	43,997,092	45,004,575	28,574,000
Net amortization and accretion on short-term U.S. government and agency obligations	(24,933)	(7,080)	(29,138)
Net realized (gain) loss on investments	2,014	(4,672)	—
Change in unrealized (appreciation) depreciation on investments	(199,651)	(1,275,287)	1,244,361
Decrease (Increase) in receivable on open futures contracts	(44,129)	23,999	(34,645)
Decrease (Increase) in interest receivable	(60,102)	436	3,512
Increase (Decrease) in payable to Sponsor	(7,855)	3,003	13,935
Increase (Decrease) in brokerage commissions and futures account fees payable	(747)	747	—
Increase (Decrease) in payable on open futures contracts	(5,840)	(80,442)	67,766
Increase (Decrease) in non-recurring fees and expenses payable	—	(133)	133

Net cash provided by (used in) operating activities	19,549,112	(22,562,661)	(7,996,502)

Cash flow from financing activities
Proceeds from addition of shares	108,063,474	117,038,546	135,806,096
Payment on shares redeemed	(100,512,779)	(121,147,458)	(102,300,757)

Net cash provided by (used in) financing activities	7,550,695	(4,108,912)	33,505,339

Net increase (decrease) in cash	27,099,807	(26,671,573)	25,508,837
Cash, beginning of period	5,483,476	32,155,049	6,646,212

Cash, end of period	$32,583,283	$5,483,476	$32,155,049

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $22,995,298 and $20,990,068, respectively)	$22,998,059	$20,987,825
Cash	451,616	3,003,251
Segregated cash balances with brokers for foreign currency forward contracts	3,652,511	—
Unrealized appreciation on foreign currency forward contracts	963,369	1,237,168
Interest receivable	36,071	339

Total assets	28,101,626	25,228,583

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,683,455	—
Payable to Sponsor	29,633	20,211
Unrealized depreciation on foreign currency forward contracts	3,990,802	367,588

Total liabilities	6,703,890	387,799

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,397,736	24,840,784

Total liabilities and shareholders’ equity	$28,101,626	$25,228,583

Shares outstanding (Note 1)	398,580	598,580

Net asset value per share (Note 1)	$53.68	$41.50

Market value per share (Note 1) (Note 2)	$53.57	$41.50

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$23,000,000	$22,998,059

Total short-term U.S. government and agency obligations (cost $22,995,298)		$22,998,059

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/13/23	569,978,000	$4,350,900	$103,061
Yen with UBS AG	01/13/23	7,644,081,000	58,350,734	860,308

Total Unrealized Appreciation				$963,369

Contracts to Sell
Yen with Goldman Sachs International	01/13/23	(3,651,154,165)	$(27,870,914)	$(1,039,383)
Yen with UBS AG	01/13/23	(10,142,708,574)	(77,423,890)	(2,951,419)

Total Unrealized Depreciation				$(3,990,802)

^
The positions and counterparties herein are as of December 31, 2022. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$496,989	$12,708	$139,822

Expenses
Management fee	372,853	260,096	268,213
Non-recurring fees and expenses	2,140	—	811

Total expenses	374,993	260,096	269,024

Net investment income (loss)	121,996	(247,388)	(129,202)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	9,020,225	4,102,966	(2,619,441)
Short-term U.S. government and agency obligations	103,288	23,962	—

Net realized gain (loss)	9,123,513	4,126,928	(2,619,441)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(3,897,013)	1,434,546	(660,865)
Short-term U.S. government and agency obligations	5,004	(2,243)	(1,300)

Change in net unrealized appreciation (depreciation)	(3,892,009)	1,432,303	(662,165)

Net realized and unrealized gain (loss)	5,231,504	5,559,231	(3,281,606)

Net income (loss)	$5,353,500	$5,311,843	$(3,410,808)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$24,840,784	$23,691,070	$38,132,320

Addition of 1,300,000, 400,000 and 300,000 shares, respectively (Note 1)	72,537,699	15,241,370	11,238,107
Redemption of 1,500,000, 500,000 and 600,000 shares, respectively (Note 1)	(81,334,247)	(19,403,499)	(22,268,549)

Net addition (redemption) of (200,000), (100,000) and (300,000) shares, respectively (Note 1)	(8,796,548)	(4,162,129)	(11,030,442)

Net investment income (loss)	121,996	(247,388)	(129,202)
Net realized gain (loss)	9,123,513	4,126,928	(2,619,441)
Change in net unrealized appreciation (depreciation)	(3,892,009)	1,432,303	(662,165)

Net income (loss)	5,353,500	5,311,843	(3,410,808)

Shareholders’ equity, end of period	$21,397,736	$24,840,784	$23,691,070

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$5,353,500	$5,311,843	$(3,410,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(152,818,544)	(54,483,615)	(46,753,062)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	151,102,471	33,523,962	72,374,000
Net amortization and accretion on short-term U.S. government and agency obligations	(185,869)	(6,453)	(79,415)
Net realized (gain) loss on investments	(103,288)	(23,962)	—
Change in unrealized (appreciation) depreciation on investments	3,892,009	(1,432,303)	662,165
Decrease (Increase) in interest receivable	(35,732)	575	18,416
Increase (Decrease) in payable to Sponsor	9,422	863	(13,496)
Increase (Decrease) in non-recurring fees and expenses payable	—	(94)	94

Net cash provided by (used in) operating activities	7,213,969	(17,109,184)	22,797,894

Cash flow from financing activities
Proceeds from addition of shares	72,537,699	15,241,370	11,238,107
Payment on shares redeemed	(78,650,792)	(19,403,499)	(22,268,549)

Net cash provided by (used in) financing activities	(6,113,093)	(4,162,129)	(11,030,442)

Net increase (decrease) in cash	1,100,876	(21,271,313)	11,767,452
Cash, beginning of period	3,003,251	24,274,564	12,507,112

Cash, end of period	$4,104,127	$3,003,251	$24,274,564

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,876,697 and $85,937,303, respectively)	$49,882,348	$85,922,969
Cash	19,575,939	8,130,069
Segregated cash balances with brokers for futures contracts	14,384,050	18,941,750
Receivable on open futures contracts	142,794	63,397
Interest receivable	88,180	1,097

Total assets	84,073,311	113,059,282

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,495
Brokerage commissions and futures account fees payable	3,688	7,124
Payable to Sponsor	54,664	81,983

Total liabilities	58,352	183,602

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	84,014,959	112,875,680

Total liabilities and shareholders’ equity	$84,073,311	$113,059,282

Shares outstanding	2,762,403	3,687,403

Net asset value per share	$30.41	$30.61

Market value per share (Note 2)	$30.36	$30.57

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$35,000,000	$34,997,046
4.258% due 03/09/23	15,000,000	14,885,302

Total short-term U.S. government and agency obligations (cost $49,876,697)		$49,882,348

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2023	627	$16,223,876	$(1,915,279)
VIX Futures - Cboe, expires May 2023	1,066	27,929,200	(2,310,572)
VIX Futures - Cboe, expires June 2023	1,066	28,082,704	(528,018)
VIX Futures - Cboe, expires July 2023	439	11,759,537	(37,354)

			$(4,791,223)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.037% due 01/20/22	$15,000,000	$14,999,717
0.051% due 02/17/22	39,000,000	38,997,562
0.223% due 11/03/22	32,000,000	31,925,690

Total short-term U.S. government and agency obligations (cost $85,937,303)		$85,922,969

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2022	907	$22,395,009	$(233,089)
VIX Futures - Cboe, expires May 2022	1,484	37,466,251	642,035
VIX Futures - Cboe, expires June 2022	1,484	37,944,099	(1,015,473)
VIX Futures - Cboe, expires July 2022	577	15,088,550	(17,861)

			$(624,388)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$860,134	$41,362	$214,449

Expenses
Management fee	809,060	858,979	579,606
Brokerage commissions	73,842	66,076	65,093
Futures account fees	73,303	122,120	75,922
Non-recurring fees and expenses	3,854	—	—

Total expenses	960,059	1,047,175	720,621

Net investment income (loss)	(99,925)	(1,005,813)	(506,172)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,333,930	(15,267,976)	15,454,616
Short-term U.S. government and agency obligations	(336)	22,182	—

Net realized gain (loss)	9,333,594	(15,245,794)	15,454,616

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,166,835)	509,228	1,147,209
Short-term U.S. government and agency obligations	19,985	(14,993)	(391)

Change in net unrealized appreciation (depreciation)	(4,146,850)	494,235	1,146,818

Net realized and unrealized gain (loss)	5,186,744	(14,751,559)	16,601,434

Net income (loss)	$5,086,819	$(15,757,372)	$16,095,262

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$112,875,680	$72,075,095	$45,986,584

Addition of 2,275,000, 3,100,000 and 2,375,000 shares, respectively	73,779,874	101,849,396	90,654,600
Redemption of 3,200,000, 1,375,000 and 2,575,000 shares, respectively	(107,727,414)	(45,291,439)	(80,661,351)

Net addition (redemption) of (925,000), 1,725,000 and (200,000) shares, respectively	(33,947,540)	56,557,957	9,993,249

Net investment income (loss)	(99,925)	(1,005,813)	(506,172)
Net realized gain (loss)	9,333,594	(15,245,794)	15,454,616
Change in net unrealized appreciation (depreciation)	(4,146,850)	494,235	1,146,818

Net income (loss)	5,086,819	(15,757,372)	16,095,262

Shareholders’ equity, end of period	$84,014,959	$112,875,680	$72,075,095

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$5,086,819	$(15,757,372)	$16,095,262
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(141,619,621)	(183,916,661)	(116,503,878)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	177,998,548	143,022,182	85,600,000
Net amortization and accretion on short-term U.S. government and agency obligations	(318,657)	(21,569)	(115,686)
Net realized (gain) loss on investments	336	(22,182)	—
Change in unrealized (appreciation) depreciation on investments	(19,985)	14,993	391
Decrease (Increase) in receivable on open futures contracts	(79,397)	183,680	(247,077)
Decrease (Increase) in interest receivable	(87,083)	(454)	33,884
Increase (Decrease) in payable to Sponsor	(27,319)	32,974	19,731
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,436)	(3,271)	10,395
Increase (Decrease) in payable on open futures contracts	(94,495)	94,495	(1,129,877)

Net cash provided by (used in) operating activities	40,835,710	(56,373,185)	(16,236,855)

Cash flow from financing activities
Proceeds from addition of shares	73,779,874	101,849,396	90,654,600
Payment on shares redeemed	(107,727,414)	(46,207,226)	(79,745,564)

Net cash provided by (used in) financing activities	(33,947,540)	55,642,170	10,909,036

Net increase (decrease) in cash	6,888,170	(731,015)	(5,327,819)
Cash, beginning of period	27,071,819	27,802,834	33,130,653

Cash, end of period	$33,959,989	$27,071,819	$27,802,834

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,329,814 and $150,887,871, respectively)	$89,347,714	$150,861,898
Cash	33,526,868	11,013,736
Segregated cash balances with brokers for futures contracts	91,634,942	104,947,080
Receivable from capital shares sold	—	3,026,614
Receivable on open futures contracts	52,643,553	2,115,232
Interest receivable	403,667	1,774

Total assets	267,556,744	271,966,334

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	570,473	—
Payable on open futures contracts	223,719	2,037,391
Brokerage commissions and futures account fees payable	27,102	38,926
Payable to Sponsor	155,130	186,853

Total liabilities	976,424	2,263,170

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	266,580,320	269,703,164

Total liabilities and shareholders’ equity	$267,556,744	$271,966,334

Shares outstanding	23,382,826	17,832,826

Net asset value per share	$11.40	$15.12

Market value per share (Note 2)	$11.38	$15.17

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.037% due 02/07/23	$30,000,000	$29,885,814
4.258% due 03/09/23	35,000,000	34,732,372
4.401% due 04/04/23	25,000,000	24,729,528

Total short-term U.S. government and agency obligations (cost $89,329,814)		$89,347,714

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2023	6,618	$152,863,226	$(8,913,772)
VIX Futures - Cboe, expires February 2023	4,632	113,693,830	(883,051)

			$(9,796,823)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
0.039% due 01/20/22	$55,000,000	$54,998,961
0.052% due 02/17/22	38,000,000	37,997,625
0.223% due 11/03/22	58,000,000	57,865,312

Total short-term U.S. government and agency obligations (cost $150,887,871)		$150,861,898

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2022	8,015	$157,691,117	$(26,665,175)
VIX Futures - Cboe, expires February 2022	5,101	112,071,521	(3,465,444)

			$(30,130,619)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Investment Income
Interest	$3,668,406	$101,051	$1,152,242

Expenses
Management fee	3,056,712	2,825,547	2,193,275
Brokerage commissions	570,374	459,431	376,682
Futures account fees	483,606	739,024	475,247
Non-recurring fees and expenses	15,841	—	—

Total expenses	4,126,533	4,024,002	3,045,204

Net investment income (loss)	(458,127)	(3,922,951)	(1,892,962)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(35,674,319)	(360,342,488)	156,087,060
Short-term U.S. government and agency obligations	429	37,661	—

Net realized gain (loss)	(35,673,890)	(360,304,827)	156,087,060

Change in net unrealized appreciation (depreciation) on
Futures contracts	20,333,796	(23,766,529)	9,029,921
Short-term U.S. government and agency obligations	43,873	(27,120)	(5,315)

Change in net unrealized appreciation (depreciation)	20,377,669	(23,793,649)	9,024,606

Net realized and unrealized gain (loss)	(15,296,221)	(384,098,476)	165,111,666

Net income (loss)	$(15,754,348)	$(388,021,427)	$163,218,704

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
Shareholders’ equity, beginning of period	$269,703,164	$293,390,549	$279,792,503

Addition of 40,500,000, 22,606,250 and 6,581,250 shares, respectively	625,710,255	696,075,984	484,607,638
Redemption of 34,950,000, 10,105,003 and 6,937,500 shares, respectively	(613,078,751)	(331,741,942)	(634,228,296)

Net addition (redemption) of 5,550,000, 12,501,247 and (356,250) shares , respectively	12,631,504	364,334,042	(149,620,658)

Net investment income (loss)	(458,127)	(3,922,951)	(1,892,962)
Net realized gain (loss)	(35,673,890)	(360,304,827)	156,087,060
Change in net unrealized appreciation (depreciation)	20,377,669	(23,793,649)	9,024,606

Net income (loss)	(15,754,348)	(388,021,427)	163,218,704

Shareholders’ equity, end of period	$266,580,320	$269,703,164	$293,390,549

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(15,754,348)	$(388,021,427)	$163,218,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,010,889,547)	(561,816,463)	(390,519,094)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,073,968,933	496,034,743	403,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,520,900)	(70,054)	(616,987)
Net realized (gain) loss on investments	(429)	(37,661)	—
Change in unrealized (appreciation) depreciation on investments	(43,873)	27,120	5,315
Decrease (Increase) in receivable on open futures contracts	(50,528,321)	180,353	(1,386,543)
Decrease (Increase) in interest receivable	(401,893)	1,041	120,723
Increase (Decrease) in payable to Sponsor	(31,723)	30,221	32,990
Increase (Decrease) in brokerage commissions and futures account fees payable	(11,824)	(42,123)	81,049
Increase (Decrease) in payable on open futures contracts	(1,813,672)	1,805,491	(12,688,693)

Net cash provided by (used in) operating activities	(7,027,597)	(451,908,759)	161,247,464

Cash flow from financing activities
Proceeds from addition of shares	628,736,869	693,049,370	484,607,638
Payment on shares redeemed	(612,508,278)	(331,741,942)	(634,228,296)

Net cash provided by (used in) financing activities	16,228,591	361,307,428	(149,620,658)

Net increase (decrease) in cash	9,200,994	(90,601,331)	11,626,806
Cash, beginning of period	115,960,816	206,562,147	194,935,341

Cash, end of period	$125,161,810	$115,960,816	$206,562,147

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,466,423,925 and $2,505,722,885, respectively)	$1,466,680,542	$2,505,429,337
Cash	625,964,378	394,413,910
Segregated cash balances with brokers for futures contracts	925,792,861	1,010,799,328
Segregated cash balances with brokers for foreign currency forward contracts	12,956,632	916,000
Segregated cash balances with brokers for swap agreements	262,053,745	2,572,000
Unrealized appreciation on swap agreements	119,880,255	113,159,180
Unrealized appreciation on foreign currency forward contracts	2,823,510	1,457,257
Receivable from capital shares sold	1,014,483	23,475,355
Receivable on open futures contracts	522,770,291	205,819,074
Interest receivable	4,920,772	22,943

Total assets	3,944,857,469	4,258,064,384

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	32,725,077	25,594,902
Payable on open futures contracts	11,742,794	51,142,167
Brokerage commissions and futures account fees payable	165,165	476,241
Payable to Sponsor	3,210,113	3,178,585
Unrealized depreciation on swap agreements	2,315,580	3,391,968
Unrealized depreciation on foreign currency forward contracts	6,911,994	806,178

Total liabilities	57,070,723	84,590,041

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,887,786,746	4,173,474,343

Total liabilities and shareholders’ equity	$3,944,857,469	$4,258,064,384

Shares outstanding (Note 1)	222,594,037	179,852,463

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
**

	Year Ended December 31,
	2022	2021	2020^
Investment Income
Interest	$44,947,305	$1,551,527	$9,509,062

Expenses
Management fee	43,228,350	42,560,986	35,217,092
Brokerage commissions	7,805,056	8,889,232	8,610,392
Futures account fees	3,926,728	7,549,345	6,506,408
Non-recurring fees and expenses	176,724	27,975	123,871

Total expenses	55,136,858	59,027,538	50,457,763

Net investment income (loss)	(10,189,553)	(57,476,011)	(40,948,701)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	91,781,637	(1,548,344,771)	(534,820,051)
Swap agreements	216,079,482	(17,091,298)	(895,534,942)
Options	—	—	(9,707,000)
Foreign currency forward contracts	13,717,111	9,440,376	(12,999,407)
Short-term U.S. government and agency obligations	(264,402)	529,886	298,053

Net realized gain (loss)	321,313,828	(1,555,465,807)	(1,452,763,347)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(218,950,927)	(106,029,049)	180,350,124
Swap agreements	7,797,463	33,122,467	31,174,425
Foreign currency forward contracts	(4,739,563)	2,196,926	509,206
Short-term U.S. government and agency obligations	550,165	(312,409)	(45,755)

Change in net unrealized appreciation (depreciation)	(215,342,862)	(71,022,065)	211,988,000

Net realized and unrealized gain (loss)	105,970,966	(1,626,487,872)	(1,240,775,347)

Net income (loss)	$95,781,413	$(1,683,963,883)	$(1,281,724,048)

^
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

**	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY**

	Years Ended December 31,
	2022	2021	2020^
Shareholders’ equity, beginning of period	$4,173,474,343	$4,474,251,414	$2,356,325,101

Addition of 618,105,000, 230,823,750 and 765,156,750 shares, respectively (Note 1)	12,319,404,610	7,879,243,191	11,960,442,112
Redemption of 575,363,426, 212,470,323 and 651,903,910 shares, respectively (Note 1)	(12,700,873,620)	(6,496,056,379)	(8,560,791,751)

Net addition (redemption) of 42,741,574, 18,353,427 and 113,252,840 shares, respectively (Note 1)	(381,469,010)	1,383,186,812	3,399,650,361

Net investment income (loss)	(10,189,553)	(57,476,011)	(40,948,701)
Net realized gain (loss)	321,313,828	(1,555,465,807)	(1,452,763,347)
Change in net unrealized appreciation (depreciation)	(215,342,862)	(71,022,065)	211,988,000

Net income (loss)	95,781,413	(1,683,963,883)	(1,281,724,048)

Shareholders’ equity, end of period	$3,887,786,746	$4,173,474,343	$4,474,251,414

^
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

**	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS**

	Year ended December 31,
	2022	2021	2020^
Cash flow from operating activities
Net income (loss)	$95,781,413	$(1,683,963,883)	$(1,281,724,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(55,926,795,459)	(9,150,624,906)	(4,602,920,701)
Proceeds from sales or maturities of short-term U.S government and agency obligations	56,988,696,650	7,681,440,016	4,658,914,781
Net amortization and accretion on short-term U.S government and agency obligations	(22,866,632)	(1,040,586)	(5,803,938)
Net realized (gain) loss on investments	264,402	(529,886)	(298,053)
Change in unrealized (appreciation) depreciation on investments	(3,608,065)	(35,006,984)	(31,637,876)
Decrease (Increase) in securities sold receivable	—	—	3,883
Decrease (Increase) in receivable on futures contracts	(316,951,217)	(96,968,074)	(23,746,675)
Decrease (Increase) in interest receivable	(4,897,829)	43,928	911,880
Increase (Decrease) in payable to Sponsor	31,527	(229,087)	1,661,023
Increase (Decrease) in brokerage commissions and futures account fees payable	(311,076)	(214,764)	691,005
Increase (Decrease) in payable on futures contracts	(39,399,373)	23,267,774	(23,030,031)
Increase (Decrease) in non-recurring fees and expenses payable	—	(48,070)	48,070

Net cash provided by (used in) operating activities	769,944,341	(3,263,874,522)	(1,306,930,680)

Cash flow from financing activities
Proceeds from addition of shares	12,341,865,482	7,904,854,224	11,915,710,239
Payment on shares redeemed	(12,693,743,445)	(6,488,741,921)	(8,542,511,307)

Net cash provided by (used in) financing activities	(351,877,963)	1,416,112,303	3,373,198,932

Net increase (decrease) in cash	418,066,378	(1,847,762,219)	2,066,268,252
Cash, beginning of period	1,408,701,238	3,256,463,457	1,190,195,205

Cash, end of period	$1,826,767,616	$1,408,701,238	$3,256,463,457

^
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

**	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2022
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2022, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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
The “Short” Fund seeks daily investment results, before fees and expenses, that correspond to one-half
the inverse
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
Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2020, 2021 and 2022. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date	Type of Split	Date Trading Resumed at Post- Split Price

ProShares Ultra Bloomberg Crude Oil	April 20, 2020	1-for-25 reverse Share split	April 21, 2020
ProShares Ultra Bloomberg Natural Gas	April 20, 2020	1-for-10 reverse Share split	April 21, 2020
ProShares Ultra VIX Short-Term Futures ETF	May 25, 2021	1-for-10 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Crude Oil	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Silver	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares VIX Short-Term Futures ETF	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022
ProShares UltraShort Yen	May 25, 2022	2-for-1 forward Share split	May 26, 2022
ProShares Ultra Bloomberg Crude Oil	May 25, 2022	4-for-1 forward Share split	May 26, 2022
ProShares UltraShort Bloomberg Natural Gas	May 25, 2022	1-for-4 reverse Share split	May 26, 2022
ProShares UltraShort Bloomberg Crude Oil	May 25, 2022	1-for-5 reverse Share split	May 26, 2022
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
Basis of Presentation
Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), these financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of each Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated December 31, 2022 and 2021, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2022 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	December 30, 2022
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	December 30, 2022
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 30, 2022
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	December 30, 2022
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 30, 2022

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2022.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2022.
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
Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver and UltraShort Euro Fund, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver and UltraShort Euro Fund are generally valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.
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
The following table summarizes the valuation of investments at December 31, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$144,307,676	$11,092,381	$—	$—	$155,400,057
ProShares Ultra Bloomberg Crude Oil	313,465,007	26,291,716	–	74,159,577	413,916,300
ProShares Ultra Bloomberg Natural Gas	263,260,158	(310,613,969)	–	—	(47,353,811)
ProShares Ultra Euro	—	—	415,656	—	415,656
ProShares Ultra Gold	129,123,489	3,242,088	—	6,496,466	138,862,043
ProShares Ultra Silver	228,657,634	29,426,574	—	39,224,212	297,308,420
ProShares Ultra VIX Short-Term Futures ETF	34,732,372	(36,555,453)	—	—	(1,823,081)
ProShares Ultra Yen	—	—	984,549	—	984,549
ProShares UltraShort Bloomberg Crude Oil	89,426,935	10,244,893	—	—	99,671,828
ProShares UltraShort Bloomberg Natural Gas	61,482,526	85,889,398	—	—	147,371,924
ProShares UltraShort Euro	39,996,624	—	(2,461,256)	—	37,535,368
ProShares UltraShort Gold	—	(98,886)	—	(592,957)	(691,843)
ProShares UltraShort Silver	—	(940,500)	—	(1,722,623)	(2,663,123)
ProShares UltraShort Yen	22,998,059	—	(3,027,433)	—	19,970,626
ProShares VIX Mid-Term Futures ETF	49,882,348	(4,791,223)	—	—	45,091,125
ProShares VIX Short-Term Futures ETF	89,347,714	(9,796,823)	—	—	79,550,891

Combined Trust:	$1,466,680,542	$(196,609,804)	$(4,088,484)	$117,564,675	$1,383,546,929

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the fiscal year ended December 31, 2022.
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

There were no transfers into or out of Level 3 for the fiscal year ended December 31, 2021.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2022 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2022, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$11,092,381	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			36,555,453	*
	ProShares VIX Mid-Term Futures ETF		—			4,791,223	*
	ProShares VIX Short-Term Futures ETF		—			9,796,823	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		100,451,293	*		—
	ProShares Ultra Bloomberg Natural Gas		—			310,613,969	*
	ProShares Ultra Gold		9,738,554	*		—
	ProShares Ultra Silver		68,650,786	*		—
	ProShares UltraShort Bloomberg Crude Oil		13,202,924	*		2,958,031	*
	ProShares UltraShort Bloomberg Natural Gas		85,889,398	*		—
	ProShares UltraShort Gold		—			691,843	*
	ProShares UltraShort Silver		—			2,663,123	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		514,115			98,459
	ProShares Ultra Yen		1,152,834			168,285
	ProShares UltraShort Euro		193,192			2,654,448
	ProShares UltraShort Yen		963,369			3,990,802

		Combined Trust:	$291,848,846	*		$374,982,459	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2021

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$31,275,278	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			126,834,194	*
	ProShares VIX Mid-Term Futures ETF		642,035	*		1,266,423	*
	ProShares VIX Short-Term Futures ETF		—			30,130,619	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		211,383,818	*		—
	ProShares Ultra Bloomberg Natural Gas		—			8,206,161	*
	ProShares Ultra Gold		9,294,082	*		—
	ProShares Ultra Silver		43,098,244	*		—
	ProShares UltraShort Bloomberg Crude Oil		549,283	*		8,958,745	*
	ProShares UltraShort Bloomberg Natural Gas		13,436,251	*		—
	ProShares UltraShort Gold		158,079	*		993,117	*
	ProShares UltraShort Silver		652,493	*		1,921,414	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		84,150			1,498
	ProShares Ultra Yen		821			93,933
	ProShares UltraShort Euro		135,118			343,159
	ProShares UltraShort Yen		1,237,168			367,588

		Combined Trust:	$311,946,820	*		$179,116,851	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$21,454,600	$(20,182,897)
		ProShares Ultra VIX Short-Term Futures ETF	(150,931,020)	90,278,741
		ProShares VIX Mid-Term Futures ETF	9,333,930	(4,166,835)
		ProShares VIX Short-Term Futures ETF	(35,674,319)	20,333,796
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	728,836,569	(110,932,525)
		ProShares Ultra Bloomberg Natural Gas	109,680,104	(302,407,808)
		ProShares Ultra Gold	(32,909,950)	444,472
		ProShares Ultra Silver	(68,901,992)	25,552,542
		ProShares UltraShort Bloomberg Crude Oil	(108,954,702)	18,654,355
		ProShares UltraShort Bloomberg Natural Gas	(165,347,108)	72,453,147
		ProShares UltraShort Gold	2,576,561	143,195
		ProShares UltraShort Silver	(1,668,145)	(1,394,202)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	(953,353)	333,004
		ProShares Ultra Yen	(1,141,826)	1,077,661
		ProShares UltraShort Euro	6,792,065	(2,253,215)
		ProShares UltraShort Yen	9,020,225	(3,897,013)

		Combined Trust:	$321,211,639	$(215,963,582)

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2021

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$194,879,700	$22,926,495
		ProShares Ultra VIX Short-Term Futures ETF	(1,983,514,595)	(78,284,721)
		ProShares VIX Mid-Term Futures ETF	(15,267,976)	509,228
		ProShares VIX Short-Term Futures ETF	(360,342,488)	(23,766,529)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	952,749,709	48,577,584
		ProShares Ultra Bloomberg Natural Gas	(51,858,807)	(14,706,882)
		ProShares Ultra Gold	(31,344,564)	1,506,228
		ProShares Ultra Silver	(172,475,230)	(50,844,634)
		ProShares UltraShort Bloomberg Crude Oil	(105,340,654)	6,227,351
		ProShares UltraShort Bloomberg Natural Gas	9,180,867	13,056,941
		ProShares UltraShort Gold	(2,454,946)	(369,380)
		ProShares UltraShort Silver	(22,467)	2,148,716
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	183,708	39,226
		ProShares Ultra Euro	(500,185)	(6,084)
		ProShares Ultra Yen	(442,767)	(160,199)
		ProShares UltraShort Australian Dollar	191,674	73,795
		ProShares UltraShort Euro	6,280,362	928,663
		ProShares UltraShort Yen	4,102,966	1,434,546

		Combined Trust:	$(1,555,995,693)	$(70,709,656)

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2020

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(72,609,314)	$(1,906,089)
		ProShares Ultra VIX Short-Term Futures ETF	(632,242,038)	(1,942,908)
		ProShares VIX Mid-Term Futures ETF	15,454,616	1,147,209
		ProShares VIX Short-Term Futures ETF	156,087,060	9,029,921
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(688,458,362)	140,226,069
		ProShares Ultra Bloomberg Natural Gas	(53,327,855)	9,152,949
		ProShares Ultra Gold	35,452,046	(350,920)
		ProShares Ultra Silver	147,214,432	63,082,431
		ProShares UltraShort Bloomberg Crude Oil	12,949,117	(7,484,193)
		ProShares UltraShort Bloomberg Natural Gas	21,345	(293,019)
		ProShares UltraShort Gold	(11,119,478)	1,098,721
		ProShares UltraShort Silver	(16,849,815)	(1,381,552)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	(200,965)	(30,626)
		ProShares Ultra Euro	504,035	(21,261)
		ProShares Ultra Yen	95,324	77,616
		ProShares UltraShort Australian Dollar	(1,032,184)	85,050
		ProShares UltraShort Euro	(10,979,325)	1,113,716
		ProShares UltraShort Yen	(2,619,441)	(660,865)

		Total Trust	$(1,121,660,802)	$210,942,249
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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2022.

Fair Values of Derivative Instruments as of December 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$74,159,577	$—	$74,159,577	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	514,115	—	514,115	98,459	—	98,459
ProShares Ultra Gold
Swap agreements	6,496,466	—	6,496,466	—	—	—
ProShares Ultra Silver
Swap agreements	39,224,212	—	39,224,212	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	1,152,834	—	1,152,834	168,285	—	168,285
ProShares UltraShort Euro
Foreign currency forward contracts	193,192	—	193,192	2,654,448	—	2,654,448
ProShares UltraShort Gold
Swap agreements	—	—	—	592,957	—	592,957
ProShares UltraShort Silver
Swap agreements	—	—	—	1,722,623	—	1,722,623
ProShares UltraShort Yen
Foreign currency forward contracts	963,369	—	963,369	3,990,802	—	3,990,802
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2022. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil

Citibank, N.A.	$11,723,388	$—	$(7,220,000)	$4,503,388
Goldman Sachs International	14,575,933	(9,281,322)	—	5,294,611
Morgan Stanley & Co. International PLC	20,305,392	—	(12,510,000)	7,795,392
Societe Generale	11,075,235	(7,038,055)	—	4,037,180
UBS AG	16,479,629	(10,808,424)	(41,993)	5,629,212
ProShares Ultra Euro
Goldman Sachs International	217,491	—	—	217,491
UBS AG	198,165	(198,165)	—	—
ProShares Ultra Gold
Citibank, N.A.	2,582,849	—	(2,570,000)	12,849
Goldman Sachs International	1,226,772	(1,193,425)	—	33,347
UBS AG	2,686,845	(2,682,652)	(4,193)	—
ProShares Ultra Silver
Citibank, N.A.	12,628,472	—	(12,628,472)	,—
Goldman Sachs International	1,667,621	(1,667,621)	—	—
Morgan Stanley & Co. International PLC	13,862,180	—	(10,733,000)	3,129,180
UBS AG	11,065,939	(11,065,939)	—	—
ProShares Ultra Yen
Goldman Sachs International	683,120	(308,636)	—	374,484
UBS AG	301,429	—	—	301,429
ProShares UltraShort Euro
Goldman Sachs International	(1,121,150)	—	1,121,150	—
UBS AG	(1,340,106)	—	1,340,106	—
ProShares UltraShort Gold
Citibank, N.A.	(181,291)	—	181,291	—
Goldman Sachs International	(231,533)	—	231,533	—
UBS AG	(180,133)	—	180,133	—
ProShares UltraShort Silver
Citibank, N.A.	(203,969)	—	203,969	—
Goldman Sachs International	(743,029)	—	743,029	—
Morgan Stanley & Co. International PLC	(587,758)	—	587,758	—
UBS AG	(187,867)	—	187,867	—
ProShares UltraShort Yen
Goldman Sachs International	(936,322)	—	936,322	—
UBS AG	(2,091,111)	—	1,690,000	(401,111)

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2021:

Fair Values of Derivative Instruments as of December 31, 2021
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$63,928,293	$—	$63,928,293	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	84,150	—	84,150	1,498	—	1,498
ProShares Ultra Gold
Swap agreements	8,639,188	—	8,639,188	—	—	—
ProShares Ultra Silver
Swap agreements	40,591,699	—	40,591,699	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Swap agreements	—	—	—	477,437	—	477,437
ProShares Ultra Yen
Foreign currency forward contracts	821	—	821	93,933	—	93,933
ProShares UltraShort Euro
Foreign currency forward contracts	135,118	—	135,118	343,159	—	343,159
ProShares UltraShort Gold
Swap agreements	—	—	—	993,117	—	993,117
ProShares UltraShort Silver
Swap agreements	—	—	—	1,921,414	—	1,921,414
ProShares UltraShort Yen
Foreign currency forward contracts	1,237,168	—	1,237,168	367,588	—	367,588
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

NOTE 4 – AGREEMENTS
Management Fee

Each Leveraged Fund, and each Geared VIX Fund, pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund.
The Sponsor stopped charging the Management Fee to the ProShares UltraShort Australian Dollar ETF and ProShares Short Euro ETF on May 2, 2022, the date it was determined that liquidation was imminent.
The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, (i) the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, (ii) any Index licensors for the Funds; and (iii) the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations. Fees associated with a Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $
100,000
per annum, ongoing SEC registration fees not exceeding
0.021
% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule
K-1
preparation and mailing fees not exceeding
0.10
% per annum of the net assets of a Fund, and report preparation and mailing expenses.

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
Transaction fees for the years ended December 31, 2022, 2021 and 2020 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
ProShares Short Euro**	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	243,685	203,356	806,805
ProShares Ultra Bloomberg Crude Oil	—	—	—
ProShares Ultra Bloomberg Natural Gas	—	—	—
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	—	—
ProShares Ultra Silver	—	—	—
ProShares Ultra VIX Short-Term Futures ETF	3,586,278	3,290,059	1,988,864
ProShares Ultra Yen	—	—	—
ProShares UltraPro 3x Crude Oil ETF*	—	—	—
ProShares UltraPro 3x Short Crude Oil ETF*	—	—	—
ProShares UltraShort Australian Dollar**	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—	—
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	—	—
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	54,519	43,993	51,455
ProShares VIX Short-Term Futures ETF	494,781	392,964	325,076

Combined Trust:	$4,379,263	$3,930,372	$3,172,200

*
The operations include the activity of ProShares UltraPro 3x Crude Oil ETF through April 3, 2020, and ProShares UltraPro 3x Short Crude Oil ETF through April 13, 2020, the date of liquidation, respectively.

**	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2022:
For the Year Ended December 31, 2022

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2021	$61.56	$21.54	$25.55	$13.32	$59.69
Net investment income (loss)	(0.19)	(0.08)	0.13	0.05	(0.01)
Net realized and unrealized gain (loss)#	(2.66)	8.80	(7.53)	(2.10)	(4.59)
Change in net asset value from operations	(2.85)	8.72	(7.40)	(2.05)	(4.60)
Net asset value, at December 31, 2022	$58.71	$30.26	$18.15	$11.27	$55.09
Market value per share, at December 31, 2021 †	$61.55	$21.70	$26.09	$13.33	$59.81
Market value per share, at December 31, 2022 †	$58.68	$30.31	$17.78	$11.26	$55.27
Total Return, at net asset value	(4.6)%	40.5%	(29.0)%	(15.4)%	(7.7)%
Total Return, at market value	(4.7)%	39.7%	(31.9)%	(15.5)%	(7.6)%
Ratios to Average Net Assets
Expense ratio^^	1.21%	1.04%	1.27%	0.96%	0.99%
Net investment income gain (loss)	(0.35)%	(0.22)%	0.27%	0.46%	(0.01)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2022

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2021	$34.84	$12.41	$47.29	$64.26	$247.40
Net investment income (loss)	(0.02)	(0.08)	0.26	0.01	(0.06)
Net realized and unrealized gain (loss)#	(3.07)	(5.46)	(13.01)	(40.34)	(220.34)
Change in net asset value from operations	(3.09)	(5.54)	(12.75)	(40.33)	(220.40)
Net asset value, at December 31, 2022	$31.75	$6.87	$34.54	$23.93	$27.00
Market value per share, at December 31, 2021 †	$34.74	$12.43	$47.29	$63.75	$242.20
Market value per share, at December 31, 2022 †	$32.00	$6.86	$34.56	$23.85	$27.56
Total Return, at net asset value	(8.9)%	(44.6)%	(27.0)%	(62.8)%	(89.1)%
Total Return, at market value	(7.9)%	(44.8)%	(26.9)%	(62.6)%	(88.6)%
Ratios to Average Net Assets
Expense ratio^^	0.99%	1.56%	0.96%	1.14%	1.37%
Net investment income gain (loss)	(0.08)%	(0.63)%	0.80%	0.04%	(0.26)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2022

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$41.50	$30.61	$15.12
Net investment income (loss)	0.10	(0.07)	(0.07)	0.17	(0.03)	(0.02)
Net realized and unrealized gain (loss)#	3.52	(0.54)	(7.24)	12.01	(0.17)	(3.70)
Change in net asset value from operations	3.62	(0.61)	(7.31)	12.18	(0.20)	(3.72)
Net asset value, at December 31, 2022	$29.46	$31.10	$19.46	$53.68	$30.41	$11.40
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$41.50	$30.57	$15.17
Market value per share, at December 31, 2022 †	$29.45	$30.99	$19.30	$53.57	$30.36	$11.38
Total Return, at net asset value	14.0%	(1.9)%	(27.3)%	29.4%	(0.7)%	(24.6)%
Total Return, at market value	13.9%	(2.1)%	(28.1)%	29.1%	(0.7)%	(25.0)%
Ratios to Average Net Assets
Expense ratio^^	0.96%	1.00%	1.08%	0.95%	1.01%	1.15%
Net investment income gain (loss)	0.32%	(0.23)%	(0.25)%	0.31%	(0.10)%	(0.13)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the year ended December 31, 2021:
For the Year Ended December 31, 2021

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$9.10	$21.00	$15.79	$67.57
Net investment income (loss)	(0.39)	(0.68)	(0.18)	(0.49)	(0.13)	(0.57)
Net realized and unrealized gain (loss)#	3.38	20.82	12.62	5.04	(2.34)	(7.31)
Change in net asset value from operations	2.99	20.14	12.44	4.55	(2.47)	(7.88)
Net asset value, at December 31, 2021	$44.91	$61.56	$21.54	$25.55	$13.32	$59.69
Market value per share, at December 31, 2020 †	$41.35	$41.44	$9.07	$21.07	$15.81	$68.20
Market value per share, at December 31, 2021 †	$44.92	$61.55	$21.70	$26.09	$13.33	$59.81
Total Return, at net asset value	7.1%	48.6%	136.8%	21.7%	(15.6)%	(11.7)%
Total Return, at market value	8.6%	48.5%	139.3%	23.8%	(15.7)%	(12.3)%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.36%	1.10%	1.53%	0.95%	1.00%
Net investment income gain (loss)	(0.91)%	(1.34)%	(1.06)%	(1.48)%	(0.90)%	(0.96)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2021

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45	$232.23	$951.82
Net investment income (loss)	(0.42)	(0.59)	(0.48)	(0.46)	(1.13)	(3.93)
Net realized and unrealized gain (loss)#	(15.45)	(93.68)	(12.06)	4.26	(166.84)	(700.49)
Change in net asset value from operations	(15.87)	(94.27)	(12.54)	3.80	(167.97)	(704.42)
Net asset value, at December 31, 2021	$34.84	$12.41	$47.29	$48.25	$64.26	$247.40
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89	$232.80	$947.60
Market value per share, at December 31, 2021 †	$34.74	$12.43	$47.29	$48.41	$63.75	$242.20
Total Return, at net asset value	(31.3)%	(88.4)%	(21.0)%	8.5%	(72.3)%	(74.0)%
Total Return, at market value	(32.3)%	(88.3)%	(20.9)%	10.3%	(72.6)%	(74.4)%
Ratios to Average Net Assets
Expense ratio^^	1.02%	1.74%	0.95%	1.03%	1.22%	1.56%
Net investment income gain (loss)	(0.98)%	(1.72)%	(0.90)%	(0.98)%	(1.16)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2021

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$33.91	$36.73	$55.03
Net investment income (loss)	(0.22)	(0.33)	(0.27)	(0.34)	(0.33)	(0.32)
Net realized and unrealized gain (loss)#	3.53	0.61	(0.69)	7.93	(5.79)	(39.59)
Change in net asset value from operations	3.31	0.28	(0.96)	7.59	(6.12)	(39.91)
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$41.50	$30.61	$15.12
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$33.91	$36.70	$54.96
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$41.50	$30.57	$15.17
Total Return, at net asset value	14.7%	0.9%	(3.5)%	22.4%	(16.7)%	(72.5)%
Total Return, at market value	14.8%	1.7%	(2.0)%	22.4%	(16.7)%	(72.4)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	1.03%	1.10%	0.95%	1.04%	1.21%
Net investment income gain (loss)	(0.90)%	(0.98)%	(1.06)%	(0.90)%	(1.00)%	(1.18)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the year ended December 31, 2020
For the Year Ended December 31, 2020

Per Share Operating Performance	Short Euro	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2019	$45.64	$65.62	$127.31	$83.97	$13.79	$49.21
Net investment income (loss)	(0.29)	(0.40)	(0.09)	(0.44)	(0.08)	(0.46)
Net realized and unrealized gain (loss)#	(3.43)	(23.80)	(118.12)	(62.53)	2.08	18.82
Change in net asset value from operations	(3.72)	(24.20)	(118.21)	(62.97)	2.00	18.36
Net asset value, at December 31, 2020	$41.92	$41.42	$9.10	$21.00	$15.79	$67.57
Market value per share, at December 31, 2019 †	$45.69	$65.23	$127.88	$83.40	$13.77	$49.05
Market value per share, at December 31, 2020 †	$41.35	$41.44	$9.07	$21.07	$15.81	$68.20
Total Return, at net asset value	(8.2)%	(36.9)%	(92.9)%	(75.0)%	14.5%	37.3%
Total Return, at market value	(9.5)%	(36.5)%	(92.9)%	(74.7)%	14.7%	39.0%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.32%	1.33%	1.61%	0.95%	1.00%
Net investment income gain (loss)	(0.65)%	(1.12)%	(1.13)%	(1.32)%	(0.59)%	(0.71)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2020

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Australian Dollar
Net asset value, at December 31, 2019	$31.70	$126.74	$55.83	$56.09
Net investment income (loss)	(0.31)	(2.81)	(0.35)	(0.38)
Net realized and unrealized gain (loss)#	19.32	(17.25)	4.35	(11.26)
Change in net asset value from operations	19.01	(20.06)	4.00	(11.64)
Net asset value, at December 31, 2020	$50.71	$106.68	$59.83	$44.45
Market value per share, at December 31, 2019 †	$31.65	$128.90	$55.83	$55.88
Market value per share, at December 31, 2020 †	$51.28	$106.50	$59.82	$43.89
Total Return, at net asset value	60.0%	(15.8)%	7.2%	(20.8)%
Total Return, at market value	62.0%	(17.4)%	7.2%	(21.5)%
Ratios to Average Net Assets
Expense ratio^^	1.04%	1.65%	0.95%	1.03%
Net investment income gain (loss)	(0.76)%	(1.47)%	(0.63)%	(0.66)%

*	See Note 1 of these Notes to Financial Statements.
*	The per share operating performance presented here is for the period ended March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

@	NAV on March 27, 2020, the date liquidation was determined to be imminent. See Note 1.
†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 27, 2020.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.
**	Percentages are annualized.

For the Year Ended December 31, 2020

Per Share Operating Performance	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*	UltraShort Euro	UltraShort Gold	UltraShort Silver*	UltraShort Yen*

Net asset value, at December 31, 2019	$243.84	$770.57	$26.80	$53.02	$107.04	$38.19
Net investment income (loss)	(5.13)	(13.60)	(0.09)	(0.24)	(0.37)	(0.17)
Net realized and unrealized gain (loss)#	(6.48)	194.85	(4.18)	(21.35)	(78.94)	(4.11)
Change in net asset value from operations	(11.61)	181.25	(4.27)	(21.59)	(79.31)	(4.28)
Net asset value, at December 31, 2020	$232.23	$951.82	$22.53	$31.43	$27.73	$33.91
Market value per share, at December 31, 2019 †	$243.00	$776.40	$26.80	$53.21	$107.20	$38.18
Market value per share, at December 31, 2020 †	$232.80	$947.60	$22.52	$31.14	$27.40	$33.91
Total Return, at net asset value	(4.8)%	23.5%	(15.9)%	(40.7)%	(74.1)%	(11.2)%
Total Return, at market value	(4.2)%	22.1%	(16.0)%	(41.5)%	(74.4)%	(11.2)%
Ratios to Average Net Assets
Expense ratio^^	1.61%	1.88%	0.95%	1.02%	1.10%	0.95%
Net investment income gain (loss)	(1.36)%	(1.70)%	(0.35)%	(0.66)%	(0.89)%	(0.46)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2020

Per Share Operating Performance	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2019	$21.27	$49.19
Net investment income (loss)	(0.26)	(0.56)
Net realized and unrealized gain (loss)#	15.72	6.40
Change in net asset value from operations	15.46	5.84
Net asset value, at December 31, 2020	$36.73	$55.03
Market value per share, at December 31, 2019 †	$21.29	$49.72
Market value per share, at December 31, 2020 †	$36.70	$54.96
Total Return, at net asset value	72.7%	11.9%
Total Return, at market value	72.4%	10.5%
Ratios to Average Net Assets
Expense ratio^^	1.06%	1.18%
Net investment income gain (loss)	(0.74)%	(0.73)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.85% and 0.85%, respectively, if non-recurring fees and expenses, brokerage commissions and futures account fees were excluded.

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