Form 10-Q
period 2023-03-31
ProShares Trust II
filed 2023-05-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2023.
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
As of May 3, 2023, the registrant had 631,519,037 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $94,860,159 and $144,283,581, respectively)	$94,860,624	$144,307,676
Cash	71,307,875	6,852,395
Segregated cash balances with brokers for futures contracts	94,991,815	127,094,546
Receivable on open futures contracts	43,457,674	67,086,947
Interest receivable	472,061	475,930

Total assets	305,090,049	345,817,494

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,552,818	5,861,814
Brokerage commissions and futures account fees payable	5,185	21,576
Payable to Sponsor	191,653	342,466

Total liabilities	9,749,656	6,225,856

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	295,340,393	339,591,638

Total liabilities and shareholders’ equity	$305,090,049	$345,817,494

Shares outstanding	4,634,307	5,784,307

Net asset value per share	$63.73	$58.71

Market value per share (Note 2)	$63.75	$58.68

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23	$25,000,000	$24,996,803
3.874% due 04/11/23	25,000,000	24,973,528
4.156% due 04/18/23	20,000,000	19,960,876
4.205% due 04/25/23	25,000,000	24,929,417

Total short-term U.S. government and agency obligations
(cost $94,860,159)		$94,860,624

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	4,007	$83,202,149	$11,676,653
VIX Futures – Cboe, expires May 2023	2,915	64,504,578	2,594,535

			$14,271,188

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$2,109,122	$94,343

Expenses
Management fee	565,777	986,537
Brokerage commissions	126,503	187,698
Futures accounts fees	—	217,030

Total expenses	692,280	1,391,265

Net investment income (loss)	1,416,842	(1,296,922)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	29,604,148	(41,100,614)
Short-term U.S. government and agency obligations	—	(10,494)

Net realized gain (loss)	29,604,148	(41,111,108)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,178,807	4,709,184
Short-term U.S. government and agency obligations	(23,630)	(411,277)

Change in net unrealized appreciation (depreciation)	3,155,177	4,297,907

Net realized and unrealized gain (loss)	32,759,325	(36,813,201)

Net income (loss)	$34,176,167	$(38,110,123)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$339,591,638	$423,812,594

Addition of 2,450,000 and 3,000,000 shares, respectively	147,299,334	156,515,471
Redemption of 3,600,000 and 800,000 shares, respectively	(225,726,746)	(46,629,093)

Net addition (redemption) of (1,150,000) and 2,200,000 shares, respectively	(78,427,412)	109,886,378

Net investment income (loss)	1,416,842	(1,296,922)
Net realized gain (loss)	29,604,148	(41,111,108)
Change in net unrealized appreciation (depreciation)	3,155,177	4,297,907

Net income (loss)	34,176,167	(38,110,123)

Shareholders’ equity, end of period	$295,340,393	$495,588,849

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$34,176,167	$(38,110,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(99,763,542)	(184,846,445)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	150,000,000	151,980,347
Net amortization and accretion on short-term U.S. government and agency obligations	(813,036)	(97,211)
Net realized (gain) loss on investments	—	10,494
Change in unrealized (appreciation) depreciation on investments	23,630	411,277
Decrease (Increase) in receivable on open futures contracts	23,629,273	2,719,889
Decrease (Increase) in interest receivable	3,869	2,868
Increase (Decrease) in payable to Sponsor	(150,813)	33,446
Increase (Decrease) in brokerage commissions and futures account fees payable	(16,391)	(34,038)
Increase (Decrease) in payable on open futures contracts	—	12,542,043

Net cash provided by (used in) operating activities	107,089,157	(55,387,453)

Cash flow from financing activities
Proceeds from addition of shares	147,299,334	156,515,471
Payment on shares redeemed	(222,035,742)	(52,754,223)

Net cash provided by (used in) financing activities	(74,736,408)	103,761,248

Net increase (decrease) in cash	32,352,749	48,373,795
Cash, beginning of period	133,946,941	183,010,984

Cash, end of period	$166,299,690	$231,384,779

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $199,701,287 and $313,413,683, respectively)	$199,701,685	$313,465,007
Cash	340,933,444	224,296,858
Segregated cash balances with brokers for futures contracts	65,465,226	76,813,658
Segregated cash balances with brokers for swap agreements	306,075,745	175,489,745
Unrealized appreciation on swap agreements	—	74,159,577
Receivable on open futures contracts	14,241,357	8,466,027
Interest receivable	806,649	618,549

Total assets	927,224,106	873,309,421

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	47,715,339	13,545,014
Brokerage commissions and futures account fees payable	6,487	7,154
Payable to Sponsor	631,438	662,979
Unrealized depreciation on swap agreements	67,202,386	—

Total liabilities	115,555,650	14,215,147

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	811,668,456	859,094,274

Total liabilities and shareholders’ equity	$927,224,106	$873,309,421

Shares outstanding (Note 1)	30,593,096	28,393,096

Net asset value per share (Note 1)	$26.53	$30.26

Market value per share (Note 1) (Note 2)	$26.47	$30.31

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23 †	$50,000,000	$49,993,605
3.874% due 04/11/23	50,000,000	49,947,055
4.156% due 04/18/23 †	50,000,000	49,902,190
4.205% due 04/25/23 †	50,000,000	49,858,835

Total short-term U.S. government and agency obligations
(cost $199,701,287)		$199,701,685

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil – NYMEX, expires June 2023	2,112	$160,089,600	$12,570,821
WTI Crude Oil – NYMEX, expires December 2023	2,182	160,486,100	10,055,416
WTI Crude Oil – NYMEX, expires June 2024	2,261	161,051,030	6,867,926

			$29,494,163

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/06/23	$180,552,235	$(10,629,759)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/23	224,484,374	(13,216,202)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/23	312,723,926	(18,411,182)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/06/23	170,398,805	(10,019,635)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/06/23	253,675,785	(14,925,608)

			Total Unrealized Depreciation	$(67,202,386)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$6,007,908	$308,880

Expenses
Management fee	1,874,618	3,084,812
Brokerage commissions	94,344	195,541
Futures accounts fees	—	252,687

Total expenses	1,968,962	3,533,040

Net investment income (loss)	4,038,946	(3,224,160)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	10,834,024	266,409,832
Swap agreements	74,946,403	533,013,238
Short-term U.S. government and agency obligations	—	(3,136)

Net realized gain (loss)	85,780,427	799,419,934

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,202,447	98,135,638
Swap agreements	(141,361,963)	(192,213,567)
Short-term U.S. government and agency obligations	(50,926)	(586,058)

Change in net unrealized appreciation (depreciation)	(138,210,442)	(94,663,987)

Net realized and unrealized gain (loss)	(52,430,015)	704,755,947

Net income (loss)	$(48,391,069)	$701,531,787

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$859,094,274	$1,103,783,570

Addition of 19,100,000 and 8,600,000 shares, respectively (Note 1)	459,350,575	330,317,033
Redemption of 16,900,000 and 24,600,000 shares, respectively (Note 1)	(458,385,324)	(798,651,705)

Net addition (redemption) of 2,200,000 and (16,000,000) shares, respectively (Note 1)	965,251	(468,334,672)

Net investment income (loss)	4,038,946	(3,224,160)
Net realized gain (loss)	85,780,427	799,419,934
Change in net unrealized appreciation (depreciation)	(138,210,442)	(94,663,987)

Net income (loss)	(48,391,069)	701,531,787

Shareholders’ equity, end of period	$811,668,456	$1,336,980,685

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(48,391,069)	$701,531,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(7,526,215,542)	(1,394,562,680)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,644,000,000	1,226,992,801
Net amortization and accretion on short-term U.S. government and agency obligations	(4,072,062)	(312,402)
Net realized (gain) loss on investments	—	3,136
Change in unrealized (appreciation) depreciation on investments	141,412,889	192,799,625
Decrease (Increase) in receivable on open futures contracts	(5,775,330)	(187,616)
Decrease (Increase) in interest receivable	(188,100)	3,522
Increase (Decrease) in payable to Sponsor	(31,541)	375,565
Increase (Decrease) in brokerage commissions and futures account fees payable	(667)	74,671
Increase (Decrease) in payable on open futures contracts	—	12,321,787

Net cash provided by (used in) operating activities	200,738,578	739,040,196

Cash flow from financing activities
Proceeds from addition of shares	459,350,575	330,317,033
Payment on shares redeemed	(424,214,999)	(783,468,195)

Net cash provided by (used in) financing activities	35,135,576	(453,151,162)

Net increase (decrease) in cash	235,874,154	285,889,034
Cash, beginning of period	476,600,261	217,287,389

Cash, end of period	$712,474,415	$503,176,423

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $299,678,924 and $263,209,299, respectively)	$299,709,730	$263,260,158
Cash	132,433,633	13,689,494
Segregated cash balances with brokers for futures contracts	531,082,000	163,045,170
Receivable from capital shares sold	9,220,442	—
Receivable on open futures contracts	231,758,209	149,650,221
Interest receivable	1,903,275	653,922

Total assets	1,206,107,289	590,298,965

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	26,001,646	1,826,653
Payable on open futures contracts	—	1,835,443
Brokerage commissions and futures account fees payable	73,674	35,242
Payable to Sponsor	959,877	450,514
Unrealized depreciation on swap agreements	39,088,319	—

Total liabilities	66,123,516	4,147,852

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,139,983,773	586,151,113

Total liabilities and shareholders’ equity	$1,206,107,289	$590,298,965

Shares outstanding	309,087,527	32,287,527

Net asset value per share	$3.69	$18.15

Market value per share (Note 2)	$3.61	$17.78

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.283% due 04/04/23 †	$125,000,000	$124,984,013
4.329% due 04/11/23 †	100,000,000	99,894,110
4.156% due 04/18/23 †	50,000,000	49,902,190
4.205% due 04/25/23 †	25,000,000	24,929,417

Total short-term U.S. government and agency obligations
(cost $299,678,924)		$299,709,730

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas – NYMEX, expires May 2023	95,284	$2,111,493,440	$(324,515,287)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Natural Gas Subindex	0.50%	04/06/23	$67,247,193	$(15,605,398)
Swap agreement with Goldman Sachs International based on Bloomberg Natural Gas Subindex	0.50	04/06/23	100,389,846	(23,296,489)
Swap agreement with UBS AG based on Bloomberg Natural Gas Subindex	0.35	04/06/23	803,815	(186,432)

			Total Unrealized Depreciation	$(39,088,319)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$8,958,523	$39,581

Expenses
Management fee	2,328,410	396,610
Brokerage commissions	952,779	88,452
Futures accounts fees	187,693	71,117

Total expenses	3,468,882	556,179

Net investment income (loss)	5,489,641	(516,598)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,100,791,083)	76,220,688
Swap agreements	39,159,789	—
Short-term U.S. government and agency obligations	(3,570)	(3,452)

Net realized gain (loss)	(1,061,634,864)	76,217,236

Change in net unrealized appreciation (depreciation) on
Futures contracts	(13,901,318)	85,030,764
Swap agreements	(39,088,319)	—
Short-term U.S. government and agency obligations	(20,053)	(163,020)

Change in net unrealized appreciation (depreciation)	(53,009,690)	84,867,744

Net realized and unrealized gain (loss)	(1,114,644,554)	161,084,980

Net income (loss)	$(1,109,154,913)	$160,568,382

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$586,151,113	$193,892,178

Addition of 379,450,000 and 2,600,000 shares, respectively	2,345,948,834	87,880,355
Redemption of 102,650,000 and 7,600,000 shares, respectively	(682,961,261)	(297,271,429)

Net addition (redemption) of 276,800,000 and (5,000,000) shares, respectively	1,662,987,573	(209,391,074)

Net investment income (loss)	5,489,641	(516,598)
Net realized gain (loss)	(1,061,634,864)	76,217,236
Change in net unrealized appreciation (depreciation)	(53,009,690)	84,867,744

Net income (loss)	(1,109,154,913)	160,568,382

Shareholders’ equity, end of period	$1,139,983,773	$145,069,486

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(1,109,154,913)	$160,568,382
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(7,560,364,945)	(135,944,242)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,527,849,267	130,991,301
Net amortization and accretion on short-term U.S. government and agency obligations	(3,957,517)	(40,710)
Net realized (gain) loss on investments	3,570	3,452
Change in unrealized (appreciation) depreciation on investments	39,108,372	163,020
Decrease (Increase) in receivable on open futures contracts	(82,107,988)	20,996,970
Decrease (Increase) in interest receivable	(1,249,353)	1,130
Increase (Decrease) in payable to Sponsor	509,363	(11,937)
Increase (Decrease) in brokerage commissions and futures account fees payable	38,432	(40,216)
Increase (Decrease) in payable on open futures contracts	(1,835,443)	(5,403,658)

Net cash provided by (used in) operating activities	(1,191,161,155)	171,283,492

Cash flow from financing activities
Proceeds from addition of shares	2,336,728,392	108,329,096
Payment on shares redeemed	(658,786,268)	(288,851,227)

Net cash provided by (used in) financing activities	1,677,942,124	(180,522,131)

Net increase (decrease) in cash	486,780,969	(9,238,639)
Cash, beginning of period	176,734,664	54,135,725

Cash, end of period	$663,515,633	$44,897,086

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash	$7,171,419	$9,156,418
Segregated cash balances with brokers for foreign currency forward contracts	1,103,000	1,103,000
Unrealized appreciation on foreign currency forward contracts	319,670	514,115
Interest receivable	30,947	40,421

Total assets	8,625,036	10,813,954

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	7,644	10,833
Unrealized depreciation on foreign currency forward contracts	959	98,459

Total liabilities	8,603	109,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,616,433	10,704,662

Total liabilities and shareholders’ equity	$8,625,036	$10,813,954

Shares outstanding	750,000	950,000

Net asset value per share	$11.49	$11.27

Market value per share (Note 2)	$11.49	$11.26

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/14/23	8,826,921	$9,580,310	$152,785
Euro with UBS AG	04/14/23	9,821,502	10,659,779	166,885

			Total Unrealized Appreciation	$319,670

Contracts to Sell
Euro with Goldman Sachs International	04/14/23	(308,000)	$(334,288)	$(6,791)
Euro with UBS AG	04/14/23	(2,461,000)	(2,671,050)	5,832

			Total Unrealized Depreciation	$(959)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$97,237	$4,587

Expenses
Management fee	24,246	20,278

Total expenses	24,246	20,278

Net investment income (loss)	72,991	(15,691)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	280,279	(441,030)
Short-term U.S. government and agency obligations	—	(5,949)

Net realized gain (loss)	280,279	(446,979)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(96,945)	(132,970)
Short-term U.S. government and agency obligations	—	(5,455)

Change in net unrealized appreciation (depreciation)	(96,945)	(138,425)

Net realized and unrealized gain (loss)	183,334	(585,404)

Net income (loss)	$256,325	$(601,095)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$10,704,662	$8,659,095

Addition of 200,000 and 100,000 shares, respectively	2,296,437	1,316,267
Redemption of 400,000 and 250,000 shares, respectively	(4,640,991)	(3,137,285)

Net addition (redemption) of (200,000) and (150,000) shares, respectively	(2,344,554)	(1,821,018)

Net investment income (loss)	72,991	(15,691)
Net realized gain (loss)	280,279	(446,979)
Change in net unrealized appreciation (depreciation)	(96,945)	(138,425)

Net income (loss)	256,325	(601,095)

Shareholders’ equity, end of period	$8,616,433	$6,236,982

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$256,325	$(601,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(5,984,289)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	2,290,249
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,740)
Net realized (gain) loss on investments	—	5,949
Change in unrealized (appreciation) depreciation on investments	96,945	138,425
Decrease (Increase) in interest receivable	9,474	153
Increase (Decrease) in payable to Sponsor	(3,189)	2,160

Net cash provided by (used in) operating activities	359,555	(4,153,188)

Cash flow from financing activities
Proceeds from addition of shares	2,296,437	1,316,267
Payment on shares redeemed	(4,640,991)	(3,137,285)

Net cash provided by (used in) financing activities	(2,344,554)	(1,821,018)

Net increase (decrease) in cash	(1,984,999)	(5,974,206)
Cash, beginning of period	10,259,418	7,582,458

Cash, end of period	$8,274,419	$1,608,252

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $94,860,159 and $129,100,287, respectively)	$94,860,624	$129,123,489
Cash	53,885,007	16,568,417
Segregated cash balances with brokers for futures contracts	5,396,000	2,611,350
Segregated cash balances with brokers for swap agreements	32,250,000	18,730,000
Unrealized appreciation on swap agreements	15,353,259	6,496,466
Receivable on open futures contracts	—	8,169
Interest receivable	246,513	126,595

Total assets	201,991,403	173,664,486

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	684,839	—
Payable to Sponsor	145,035	140,350

Total liabilities	829,874	140,350

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	201,161,529	173,524,136

Total liabilities and shareholders’ equity	$201,991,403	$173,664,486

Shares outstanding	3,200,000	3,150,000

Net asset value per share	$62.86	$55.09

Market value per share (Note 2)	$63.02	$55.27

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23 †	$25,000,000	$24,996,803
3.874% due 04/11/23	25,000,000	24,973,528
4.156% due 04/18/23	20,000,000	19,960,876
4.205% due 04/25/23	25,000,000	24,929,417

Total short-term U.S. government and agency obligations
(cost $94,860,159)		$94,860,624

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures – COMEX, expires June 2023	667	$132,479,540	$5,096,411
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/23	$115,835,052	$6,674,065
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/06/23	55,017,986	3,169,970
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/23	98,916,314	5,509,224

			Total Unrealized Appreciation	$15,353,259

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$1,649,014	$95,113

Expenses
Management fee	427,114	671,415
Brokerage commissions	8,615	21,659
Futures accounts fees	—	19,505

Total expenses	435,729	712,579

Net investment income (loss)	1,213,285	(617,466)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,760,579	20,190,020
Swap agreements	8,039,317	37,628,576

Net realized gain (loss)	10,799,896	57,818,596

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,854,323	(7,899,907)
Swap agreements	8,856,793	(16,749,744)
Short-term U.S. government and agency obligations	(22,737)	(170,860)

Change in net unrealized appreciation (depreciation)	10,688,379	(24,820,511)

Net realized and unrealized gain (loss)	21,488,275	32,998,085

Net income (loss)	$22,701,560	$32,380,619

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$173,524,136	$232,780,534

Addition of 400,000 and 1,500,000 shares, respectively	24,973,354	95,684,676
Redemption of 350,000 and 100,000 shares, respectively	(20,037,521)	(5,816,007)

Net addition (redemption) of 50,000 and 1,400,000 shares, respectively	4,935,833	89,868,669

Net investment income (loss)	1,213,285	(617,466)
Net realized gain (loss)	10,799,896	57,818,596
Change in net unrealized appreciation (depreciation)	10,688,379	(24,820,511)

Net income (loss)	22,701,560	32,380,619

Shareholders’ equity, end of period	$201,161,529	$355,029,822

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$22,701,560	$32,380,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(264,664,939)	(439,592,586)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	300,000,000	349,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,094,933)	(95,803)
Change in unrealized (appreciation) depreciation on investments	(8,834,056)	16,920,604
Decrease (Increase) in receivable on open futures contracts	8,169	(1,618,170)
Decrease (Increase) in interest receivable	(119,918)	690
Increase (Decrease) in payable to Sponsor	4,685	99,065
Increase (Decrease) in brokerage commissions and futures account fees payable	—	6,496
Increase (Decrease) in payable on open futures contracts	684,839	—

Net cash provided by (used in) operating activities	48,685,407	(42,899,085)

Cash flow from financing activities
Proceeds from addition of shares	24,973,354	95,684,676
Payment on shares redeemed	(20,037,521)	(5,816,007)

Net cash provided by (used in) financing activities	4,935,833	89,868,669

Net increase (decrease) in cash	53,621,240	46,969,584
Cash, beginning of period	37,909,767	15,422,082

Cash, end of period	$91,531,007	$62,391,666

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $149,794,065 and $228,617,421, respectively)	$149,798,740	$228,657,634
Cash	126,500,008	74,136,821
Segregated cash balances with brokers for futures contracts	27,421,750	19,452,250
Segregated cash balances with brokers for swap agreements	61,009,000	56,423,000
Unrealized appreciation on swap agreements	62,363,833	39,224,212
Receivable on open futures contracts	1,907,867	—
Interest receivable	401,200	300,712

Total assets	429,402,398	418,194,629

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,615,382
Payable on open futures contracts	—	1,948,902
Payable to Sponsor	287,064	344,467

Total liabilities	287,064	3,908,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	429,115,334	414,285,878

Total liabilities and shareholders’ equity	$429,402,398	$418,194,629

Shares outstanding	13,796,526	13,046,526

Net asset value per share	$31.10	$31.75

Market value per share (Note 2)	$31.23	$32.00

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.283% due 04/04/23 †	$50,000,000	$49,993,605
4.329% due 04/11/23	25,000,000	24,973,527
4.156% due 04/18/23	50,000,000	49,902,190
4.205% due 04/25/23 †	25,000,000	24,929,418

Total short-term U.S. government and agency obligations
(cost $149,794,065)		$149,798,740

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures – COMEX, expires May 2023	2,879	$347,725,620	$28,674,611
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30%	04/06/23	$159,299,488	$18,503,019
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25	04/06/23	177,727,745	22,200,338
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/06/23	23,479,523	2,932,172
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/23	149,931,926	18,728,304

			Total Unrealized Appreciation	$62,363,833

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$3,374,396	$140,449

Expenses
Management fee	871,559	1,217,599
Brokerage commissions	26,562	30,551
Futures accounts fees	—	20,505

Total expenses	898,121	1,268,655

Net investment income (loss)	2,476,275	(1,128,206)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,641,746	(5,744,962)
Swap agreements	(32,385,610)	122,381,989
Short-term U.S. government and agency obligations	—	10

Net realized gain (loss)	(28,743,864)	116,637,037

Change in net unrealized appreciation (depreciation) on
Futures contracts	(751,963)	6,685,833
Swap agreements	23,139,621	(64,442,429)
Short-term U.S. government and agency obligations	(35,538)	(279,649)

Change in net unrealized appreciation (depreciation)	22,352,120	(58,036,245)

Net realized and unrealized gain (loss)	(6,391,744)	58,600,792

Net income (loss)	$(3,915,469)	$57,472,586

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$414,285,878	$515,453,594

Addition of 1,900,000 and 1,000,000 shares, respectively	51,232,279	39,033,941
Redemption of 1,150,000 and 1,500,000 shares, respectively	(32,487,354)	(53,584,280)

Net addition (redemption) of 750,000 and (500,000) shares, respectively	18,744,925	(14,550,339)

Net investment income (loss)	2,476,275	(1,128,206)
Net realized gain (loss)	(28,743,864)	116,637,037
Change in net unrealized appreciation (depreciation)	22,352,120	(58,036,245)

Net income (loss)	(3,915,469)	57,472,586

Shareholders’ equity, end of period	$429,115,334	$558,375,841

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(3,915,469)	$57,472,586
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,776,762,620)	(555,554,828)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,858,000,000	541,999,742
Net amortization and accretion on short-term U.S. government and agency obligations	(2,414,024)	(142,031)
Net realized (gain) loss on investments	—	(10)
Change in unrealized (appreciation) depreciation on investments	(23,104,083)	64,722,078
Decrease (Increase) in receivable on open futures contracts	(1,907,867)	1,210,319
Decrease (Increase) in interest receivable	(100,488)	1,582
Increase (Decrease) in payable to Sponsor	(57,403)	69,683
Increase (Decrease) in brokerage commissions and futures account fees payable	—	60
Increase (Decrease) in payable on open futures contracts	(1,948,902)	—

Net cash provided by (used in) operating activities	47,789,144	109,779,181

Cash flow from financing activities
Proceeds from addition of shares	51,232,279	39,033,941
Payment on shares redeemed	(34,102,736)	(57,068,050)

Net cash provided by (used in) financing activities	17,129,543	(18,034,109)

Net increase (decrease) in cash	64,918,687	91,745,072
Cash, beginning of period	150,012,071	25,488,503

Cash, end of period	$214,930,758	$117,233,575

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,869,161 and $34,728,989, respectively)	$69,863,821	$34,732,372
Cash	93,765,363	71,086,482
Segregated cash balances with brokers for futures contracts	258,517,916	323,761,025
Receivable from capital shares sold	13,423,891	—
Receivable on open futures contracts	100,274,772	209,470,270
Interest receivable	1,354,316	1,246,402

Total assets	537,200,079	640,296,551

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	720,028	348,988
Brokerage commissions and futures account fees payable	41,938	58,772
Payable to Sponsor	457,877	570,429

Total liabilities	1,219,843	978,189

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	535,980,236	639,318,362

Total liabilities and shareholders’ equity	$537,200,079	$640,296,551

Shares outstanding	115,878,420	93,078,420

Net asset value per share	$4.63	$6.87

Market value per share (Note 2)	$4.65	$6.86

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(13% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.874% due 04/11/23	$25,000,000	$24,973,527
4.156% due 04/18/23	20,000,000	19,960,876
4.205% due 04/25/23	25,000,000	24,929,418

Total short-term U.S. government and agency obligations
(cost $69,869,161)		$69,863,821

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	21,811	$452,887,966	$(19,782,862)
VIX Futures – Cboe, expires May 2023	15,863	351,024,396	(14,726,341)

			$(34,509,203)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$4,416,655	$95,261

Expenses
Management fee	1,373,770	1,961,177
Brokerage commissions	777,701	936,758
Futures accounts fees	123,361	782,688

Total expenses	2,274,832	3,680,623

Net investment income (loss)	2,141,823	(3,585,362)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(182,233,430)	258,438,098
Swap agreements	—	22,556,586
Short-term U.S. government and agency obligations	(7,778)	(15,153)

Net realized gain (loss)	(182,241,208)	280,979,531

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,046,250	(34,855,903)
Swap agreements	—	477,437
Short-term U.S. government and agency obligations	(8,723)	(622,418)

Change in net unrealized appreciation (depreciation)	2,037,527	(35,000,884)

Net realized and unrealized gain (loss)	(180,203,681)	245,978,647

Net income (loss)	$(178,061,858)	$242,393,285

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$639,318,362	$816,679,636

Addition of 83,700,000 and 83,100,000 shares, respectively	436,460,449	1,171,715,867
Redemption of 60,900,000 and 65,400,000 shares, respectively	(361,736,717)	(1,103,180,147)

Net addition (redemption) of 22,800,000 and 17,700,000 shares, respectively	74,723,732	68,535,720

Net investment income (loss)	2,141,823	(3,585,362)
Net realized gain (loss)	(182,241,208)	280,979,531
Change in net unrealized appreciation (depreciation)	2,037,527	(35,000,884)

Net income (loss)	(178,061,858)	242,393,285

Shareholders’ equity, end of period	$535,980,236	$1,127,608,641

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(178,061,858)	$242,393,285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(664,522,118)	(396,948,446)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	629,900,478	424,952,914
Net amortization and accretion on short-term U.S. government and agency obligations	(526,310)	(100,321)
Net realized (gain) loss on investments	7,778	15,153
Change in unrealized (appreciation) depreciation on investments	8,723	144,981
Decrease (Increase) in securities sold receivable	—	(6,195,418)
Decrease (Increase) in receivable on open futures contracts	109,195,498	(318,669,084)
Decrease (Increase) in interest receivable	(107,914)	5,060
Increase (Decrease) in payable to Sponsor	(112,552)	98,097
Increase (Decrease) in brokerage commissions and futures account fees payable	(16,834)	66,511
Increase (Decrease) in payable on open futures contracts	371,040	(9,447,456)

Net cash provided by (used in) operating activities	(103,864,069)	(63,684,724)

Cash flow from financing activities
Proceeds from addition of shares	423,036,558	1,156,170,922
Payment on shares redeemed	(361,736,717)	(1,103,180,147)

Net cash provided by (used in) financing activities	61,299,841	52,990,775

Net increase (decrease) in cash	(42,564,228)	(10,693,949)
Cash, beginning of period	394,847,507	572,120,879

Cash, end of period	$352,283,279	$561,426,930

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash	$9,915,279	$11,444,958
Segregated cash balances with brokers for foreign currency forward contracts	1,137,000	1,357,000
Unrealized appreciation on foreign currency forward contracts	502,639	1,152,834
Interest receivable	34,903	39,204

Total assets	11,589,821	13,993,996

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,653,365	—
Payable to Sponsor	9,216	10,915
Unrealized depreciation on foreign currency forward contracts	12,157	168,285

Total liabilities	1,674,738	179,200

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	9,915,083	13,814,796

Total liabilities and shareholders’ equity	$11,589,821	$13,993,996

Shares outstanding	299,970	399,970

Net asset value per share	$33.05	$34.54

Market value per share (Note 2)	$33.02	$34.56

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/14/23	1,492,519,517	$11,266,763	$221,961
Yen with UBS AG	04/14/23	1,730,435,856	13,062,750	280,678

			Total Unrealized Appreciation	$502,639

Contracts to Sell
Yen with Goldman Sachs International	04/14/23	(16,977,000)	$(128,156)	$(2,749)
Yen with UBS AG	04/14/23	(577,337,000)	(4,358,214)	(9,408)

			Total Unrealized Depreciation	$(12,157)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$120,118	$873

Expenses
Management fee	30,560	5,429

Total expenses	30,560	5,429

Net investment income (loss)	89,558	(4,556)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(298,808)	(118,771)
Short-term U.S. government and agency obligations	—	1,548

Net realized gain (loss)	(298,808)	(117,223)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(494,067)	(138,539)
Short-term U.S. government and agency obligations	—	(2,826)

Change in net unrealized appreciation (depreciation)	(494,067)	(141,365)

Net realized and unrealized gain (loss)	(792,875)	(258,588)

Net income (loss)	$(703,317)	$(263,144)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$13,814,796	$2,362,849

Addition of 50,000 and – shares, respectively	1,812,626	—
Redemption of 150,000 and – shares, respectively	(5,009,022)	—

Net addition (redemption) of (100,000) and – shares, respectively	(3,196,396)	—

Net investment income (loss)	89,558	(4,556)
Net realized gain (loss)	(298,808)	(117,223)
Change in net unrealized appreciation (depreciation)	(494,067)	(141,365)

Net income (loss)	(703,317)	(263,144)

Shareholders’ equity, end of period	$9,915,083	$2,099,705

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(703,317)	$(263,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(995,769)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,548
Net amortization and accretion on short-term U.S. government and agency obligations	—	(967)
Net realized (gain) loss on investments	—	(1,548)
Change in unrealized (appreciation) depreciation on investments	494,067	141,365
Decrease (Increase) in interest receivable	4,301	95
Increase (Decrease) in payable to Sponsor	(1,699)	(154)

Net cash provided by (used in) operating activities	(206,648)	(1,118,574)

Cash flow from financing activities
Proceeds from addition of shares	1,812,626	—
Payment on shares redeemed	(3,355,657)	—

Net cash provided by (used in) financing activities	(1,543,031)	—

Net increase (decrease) in cash	(1,749,679)	(1,118,574)
Cash, beginning of period	12,801,958	2,457,820

Cash, end of period	$11,052,279	$1,339,246

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,952,937 and $89,407,308, respectively)	$44,957,679	$89,426,935
Cash	43,870,581	74,627,051
Segregated cash balances with brokers for futures contracts	44,519,487	65,184,460
Receivable from capital shares sold	18,906,418	41,694
Receivable on open futures contracts	—	1,604,847
Interest receivable	281,264	384,856

Total assets	152,535,429	231,269,843

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,257,090
Payable on open futures contracts	7,629,422	7,102,680
Brokerage commissions and futures account fees payable	3,407	4,134
Payable to Sponsor	140,037	208,602

Total liabilities	7,772,866	8,572,506

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	144,762,563	222,697,337

Total liabilities and shareholders’ equity	$152,535,429	$231,269,843

Shares outstanding (Note 1)	5,755,220	9,305,220

Net asset value per share (Note 1)	$25.15	$23.93

Market value per share (Note 1) (Note 2)	$25.22	$23.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(31% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23	$25,000,000	$24,996,803
4.156% due 04/18/23	20,000,000	19,960,876

Total short-term U.S. government and agency obligations
(cost $44,952,937)		$44,957,679

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil – NYMEX, expires June 2023	1,269	$96,190,200	$13,187,668
WTI Crude Oil – NYMEX, expires December 2023	1,312	96,497,600	5,095,651
WTI Crude Oil – NYMEX, expires June 2024	1,359	96,801,570	2,932,689

			$21,216,008

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$2,003,209	$53,907

Expenses
Management fee	484,880	492,647
Brokerage commissions	65,757	77,056
Futures accounts fees	—	70,177

Total expenses	550,637	639,880

Net investment income (loss)	1,452,572	(585,973)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	27,614,279	(106,482,101)
Short-term U.S. government and agency obligations	488	—

Net realized gain (loss)	27,614,767	(106,482,101)

Change in net unrealized appreciation (depreciation) on
Futures contracts	10,971,115	2,115,992
Short-term U.S. government and agency obligations	(14,885)	(186,950)

Change in net unrealized appreciation (depreciation)	10,956,230	1,929,042

Net realized and unrealized gain (loss)	38,570,997	(104,553,059)

Net income (loss)	$40,023,569	$(105,139,032)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$222,697,337	$114,167,602

Addition of 5,300,000 and 15,570,000 shares, respectively (Note 1)	127,905,875	510,028,879
Redemption of 8,850,000 and 3,060,000 shares, respectively (Note 1)	(245,864,218)	(102,258,218)

Net addition (redemption) of (3,550,000) and 12,510,000 shares, respectively (Note 1)	(117,958,343)	407,770,661

Net investment income (loss)	1,452,572	(585,973)
Net realized gain (loss)	27,614,767	(106,482,101)
Change in net unrealized appreciation (depreciation)	10,956,230	1,929,042

Net income (loss)	40,023,569	(105,139,032)

Shareholders’ equity, end of period	$144,762,563	$416,799,231

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$40,023,569	$(105,139,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(239,587,448)	(203,890,683)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	284,998,708	87,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(956,401)	(55,266)
Net realized (gain) loss on investments	(488)	—
Change in unrealized (appreciation) depreciation on investments	14,885	186,950
Decrease (Increase) in receivable on open futures contracts	1,604,847	(20,653,809)
Decrease (Increase) in interest receivable	103,592	1,359
Increase (Decrease) in payable to Sponsor	(68,565)	196,247
Increase (Decrease) in brokerage commissions and futures account fees payable	(727)	34,348
Increase (Decrease) in payable on open futures contracts	526,742	3,806,529

Net cash provided by (used in) operating activities	86,658,714	(238,513,357)

Cash flow from financing activities
Proceeds from addition of shares	109,041,151	507,693,464
Payment on shares redeemed	(247,121,308)	(102,258,218)

Net cash provided by (used in) financing activities	(138,080,157)	405,435,246

Net increase (decrease) in cash	(51,421,443)	166,921,889
Cash, beginning of period	139,811,511	54,443,553

Cash, end of period	$88,390,068	$221,365,442

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $24,990,998 and $61,469,726, respectively)	$24,996,803	$61,482,526
Cash	33,253,799	5,724,380
Segregated cash balances with brokers for futures contracts	52,300,800	38,758,160
Receivable from capital shares sold	28,445,000	—
Receivable on open futures contracts	19,197,683	33,637,888
Interest receivable	214,834	293,818

Total assets	158,408,919	139,896,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,365,196
Payable on open futures contracts	11,323,200	282,362
Brokerage commissions and futures account fees payable	9,059	7,497
Payable to Sponsor	94,900	132,197

Total liabilities	11,427,159	5,787,252

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	146,981,760	134,109,520

Total liabilities and shareholders’ equity	$158,408,919	$139,896,772

Shares outstanding (Note 1)	2,066,856	4,966,856

Net asset value per share (Note 1)	$71.11	$27.00

Market value per share (Note 1) (Note 2)	$72.42	$27.56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23	$25,000,000	$24,996,803

Total short-term U.S. government and agency obligations
(cost $24,990,998)		$24,996,803

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2023	13,265	$293,952,400	$40,936,595

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$1,186,752	$55,825

Expenses
Management fee	296,862	542,364
Brokerage commissions	209,641	220,951
Futures accounts fees	29,609	129,929

Total expenses	536,112	893,244

Net investment income (loss)	650,640	(837,419)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	183,408,644	(114,665,698)
Short-term U.S. government and agency obligations	(2,678)	(58,610)

Net realized gain (loss)	183,405,966	(114,724,308)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(44,952,803)	(87,532,158)
Short-term U.S. government and agency obligations	(6,995)	(254,913)

Change in net unrealized appreciation (depreciation)	(44,959,798)	(87,787,071)

Net realized and unrealized gain (loss)	138,446,168	(202,511,379)

Net income (loss)	$139,096,808	$(203,348,798)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$134,109,520	$242,145,130

Addition of 7,250,000 and 4,640,000 shares, respectively (Note 1)	376,009,637	454,959,241
Redemption of 10,150,000 and 1,750,123 shares, respectively (Note 1)	(502,234,205)	(243,414,736)

Net addition (redemption) of (2,900,000) and 2,889,877 shares, respectively (Note 1)	(126,224,568)	211,544,505

Net investment income (loss)	650,640	(837,419)
Net realized gain (loss)	183,405,966	(114,724,308)
Change in net unrealized appreciation (depreciation)	(44,959,798)	(87,787,071)

Net income (loss)	139,096,808	(203,348,798)

Shareholders’ equity, end of period	$146,981,760	$250,340,837

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$139,096,808	$(203,348,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(34,903,867)	(171,922,547)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	71,888,275	185,860,345
Net amortization and accretion on short-term U.S. government and agency obligations	(508,358)	(57,574)
Net realized (gain) loss on investments	2,678	58,610
Change in unrealized (appreciation) depreciation on investments	6,995	254,913
Decrease (Increase) in receivable on open futures contracts	14,440,205	11,635,357
Decrease (Increase) in interest receivable	78,984	1,749
Increase (Decrease) in payable to Sponsor	(37,297)	(22,809)
Increase (Decrease) in brokerage commissions and futures account fees payable	1,562	(17,357)
Increase (Decrease) in payable on open futures contracts	11,040,838	(6,200,338)

Net cash provided by (used in) operating activities	201,106,823	(183,758,449)

Cash flow from financing activities
Proceeds from addition of shares	347,564,637	435,523,078
Payment on shares redeemed	(507,599,401)	(259,400,738)

Net cash provided by (used in) financing activities	(160,034,764)	176,122,340

Net increase (decrease) in cash	41,072,059	(7,636,109)
Cash, beginning of period	44,482,540	113,000,927

Cash, end of period	$85,554,599	$105,364,818

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $39,991,822, respectively)	$—	$39,996,624
Cash	54,803,973	30,687,235
Segregated cash balances with brokers for foreign currency forward contracts	8,391,121	6,844,121
Unrealized appreciation on foreign currency forward contracts	332,826	193,192
Interest receivable	144,160	109,830

Total assets	63,672,080	77,831,002

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,435,389	—
Payable to Sponsor	51,362	63,375
Unrealized depreciation on foreign currency forward contracts	2,648,069	2,654,448

Total liabilities	4,134,820	2,717,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	59,537,260	75,113,179

Total liabilities and shareholders’ equity	$63,672,080	$77,831,002

Shares outstanding	2,050,000	2,550,000

Net asset value per share	$29.04	$29.46

Market value per share (Note 2)	$29.04	$29.45

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/14/23	13,747,000	$14,920,324	$177,561
Euro with UBS AG	04/14/23	21,381,000	23,205,896	155,265

			Total Unrealized Appreciation	$332,826

Contracts to Sell
Euro with Goldman Sachs International	04/14/23	(71,345,263)	$(77,434,672)	$(1,288,634)
Euro with UBS AG	04/14/23	(73,465,199)	(79,735,547)	(1,359,435)

			Total Unrealized Depreciation	$(2,648,069)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$647,120	$15,405

Expenses
Management fee	161,568	117,456

Total expenses	161,568	117,456

Net investment income (loss)	485,552	(102,051)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,407,311)	2,542,134
Short-term U.S. government and agency obligations	—	210,974

Net realized gain (loss)	(1,407,311)	2,753,108

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	146,013	342,076
Short-term U.S. government and agency obligations	(4,802)	(73,335)

Change in net unrealized appreciation (depreciation)	141,211	268,741

Net realized and unrealized gain (loss)	(1,266,100)	3,021,849

Net income (loss)	$(780,548)	$2,919,798

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$75,113,179	$54,263,045

Addition of 100,000 and 50,000 shares, respectively	3,051,886	1,371,662
Redemption of 600,000 and 300,000 shares, respectively	(17,847,257)	(8,056,421)

Net addition (redemption) of (500,000) and (250,000) shares, respectively	(14,795,371)	(6,684,759)

Net investment income (loss)	485,552	(102,051)
Net realized gain (loss)	(1,407,311)	2,753,108
Change in net unrealized appreciation (depreciation)	141,211	268,741

Net income (loss)	(780,548)	2,919,798

Shareholders’ equity, end of period	$59,537,260	$50,498,084

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(780,548)	$2,919,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,925,175)	(29,988,234)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,000,000	35,210,974
Net amortization and accretion on short-term U.S. government and agency obligations	(83,003)	(16,008)
Net realized (gain) loss on investments	—	(210,974)
Change in unrealized (appreciation) depreciation on investments	(141,211)	(268,741)
Decrease (Increase) in interest receivable	(34,330)	603
Increase (Decrease) in payable to Sponsor	(12,013)	(3,776)

Net cash provided by (used in) operating activities	39,023,720	7,643,642

Cash flow from financing activities
Proceeds from addition of shares	3,051,886	1,371,662
Payment on shares redeemed	(16,411,868)	(8,056,421)

Net cash provided by (used in) financing activities	(13,359,982)	(6,684,759)

Net increase (decrease) in cash	25,663,738	958,883
Cash, beginning of period	37,531,356	7,554,065

Cash, end of period	$63,195,094	$8,512,948

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash	$13,054,368	$12,252,100
Segregated cash balances with brokers for futures contracts	614,000	232,313
Segregated cash balances with brokers for swap agreements	3,476,000	3,536,000
Receivable on open futures contracts	59,952	—
Interest receivable	41,782	42,135

Total assets	17,246,102	16,062,548

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	700
Payable to Sponsor	11,441	12,854
Unrealized depreciation on swap agreements	1,185,388	592,957

Total liabilities	1,196,829	606,511

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,049,273	15,456,037

Total liabilities and shareholders’ equity	$17,246,102	$16,062,548

Shares outstanding	596,977	496,977

Net asset value per share	$26.88	$31.10

Market value per share (Note 2)	$26.84	$30.99

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures – COMEX, expires June 2023	76	$15,095,120	$(162,157)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/23	$(3,932,159)	$(227,829)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/06/23	(5,153,543)	(495,713)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/23	(7,971,123)	(461,846)

			Total Unrealized Depreciation	$(1,185,388)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$132,562	$9,685

Expenses
Management fee	36,373	66,138
Brokerage commissions	1,361	2,811
Futures accounts fees	—	1,866

Total expenses	37,734	70,815

Net investment income (loss)	94,828	(61,130)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(114,050)	(1,991,249)
Swap agreements	(916,831)	(4,317,424)
Short-term U.S. government and agency obligations	—	4

Net realized gain (loss)	(1,030,881)	(6,308,669)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(63,271)	167,908
Swap agreements	(592,431)	1,901,440
Short-term U.S. government and agency obligations	—	(40,569)

Change in net unrealized appreciation (depreciation)	(655,702)	2,028,779

Net realized and unrealized gain (loss)	(1,686,583)	(4,279,890)

Net income (loss)	$(1,591,755)	$(4,341,020)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$15,456,037	$26,859,844

Addition of 300,000 and 450,000 shares, respectively	8,364,270	13,189,949
Redemption of 200,000 and 100,000 shares, respectively	(6,179,279)	(3,110,322)

Net addition (redemption) of 100,000 and 350,000 shares, respectively	2,184,991	10,079,627

Net investment income (loss)	94,828	(61,130)
Net realized gain (loss)	(1,030,881)	(6,308,669)
Change in net unrealized appreciation (depreciation)	(655,702)	2,028,779

Net income (loss)	(1,591,755)	(4,341,020)

Shareholders’ equity, end of period	$16,049,273	$32,598,451

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(1,591,755)	$(4,341,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,987,492)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	21,999,990
Net amortization and accretion on short-term U.S. government and agency obligations	—	(10,118)
Net realized (gain) loss on investments	—	(4)
Change in unrealized (appreciation) depreciation on investments	592,431	(1,860,871)
Decrease (Increase) in receivable on open futures contracts	(59,952)	—
Decrease (Increase) in interest receivable	353	434
Increase (Decrease) in payable to Sponsor	(1,413)	(1,726)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	239
Increase (Decrease) in payable on open futures contracts	(700)	62,888

Net cash provided by (used in) operating activities	(1,061,036)	(2,137,680)

Cash flow from financing activities
Proceeds from addition of shares	8,364,270	13,189,949
Payment on shares redeemed	(6,179,279)	(3,110,322)

Net cash provided by (used in) financing activities	2,184,991	10,079,627

Net increase (decrease) in cash	1,123,955	7,941,947
Cash, beginning of period	16,020,413	1,990,354

Cash, end of period	$17,144,368	$9,932,301

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash	$13,761,074	$21,887,346
Segregated cash balances with brokers for futures contracts	1,319,312	2,820,937
Segregated cash balances with brokers for swap agreements	7,502,000	7,875,000
Receivable from capital shares sold	931,710	972,789
Receivable on open futures contracts	—	59,575
Interest receivable	53,223	60,480

Total assets	23,567,319	33,676,127

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	192,643	—
Payable to Sponsor	16,663	20,705
Unrealized depreciation on swap agreements	3,022,322	1,722,623

Total liabilities	3,231,628	1,743,328

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,335,691	31,932,799

Total liabilities and shareholders’ equity	$23,567,319	$33,676,127

Shares outstanding	1,091,329	1,641,329

Net asset value per share	$18.63	$19.46

Market value per share (Note 2)	$18.56	$19.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures – COMEX, expires May 2023	137	$16,546,860	$(824,037)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/23	$(2,858,231)	$(357,884)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/06/23	(10,412,145)	(1,303,722)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/23	(8,232,766)	(1,031,085)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/06/23	(2,632,575)	(329,631)

			Total Unrealized Depreciation	$(3,022,322)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$200,078	$8,920

Expenses
Management fee	60,168	60,953
Brokerage commissions	5,703	5,301
Futures accounts fees	—	3,274

Total expenses	65,871	69,528

Net investment income (loss)	134,207	(60,608)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,331,998	(1,293,770)
Swap agreements	1,381,625	(6,079,976)
Short-term U.S. government and agency obligations	—	(190)

Net realized gain (loss)	2,713,623	(7,373,936)

Change in net unrealized appreciation (depreciation) on
Futures contracts	116,463	(385,346)
Swap agreements	(1,299,699)	2,194,508
Short-term U.S. government and agency obligations	—	(19,510)

Change in net unrealized appreciation (depreciation)	(1,183,236)	1,789,652

Net realized and unrealized gain (loss)	1,530,387	(5,584,284)

Net income (loss)	$1,664,594	$(5,644,892)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$31,932,799	$26,537,000

Addition of 650,000 and 1,100,000 shares, respectively	13,789,540	25,560,144
Redemption of 1,200,000 and 1,000,000 shares, respectively	(27,051,242)	(23,045,736)

Net addition (redemption) of (550,000) and 100,000 shares, respectively	(13,261,702)	2,514,408

Net investment income (loss)	134,207	(60,608)
Net realized gain (loss)	2,713,623	(7,373,936)
Change in net unrealized appreciation (depreciation)	(1,183,236)	1,789,652

Net income (loss)	1,664,594	(5,644,892)

Shareholders’ equity, end of period	$20,335,691	$23,406,516

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$1,664,594	$(5,644,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(20,979,052)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	30,052,082
Net amortization and accretion on short-term U.S. government and agency obligations	—	(9,298)
Net realized (gain) loss on investments	—	190
Change in unrealized (appreciation) depreciation on investments	1,299,699	(2,174,998)
Decrease (Increase) in receivable on open futures contracts	59,575	15,446
Decrease (Increase) in interest receivable	7,257	378
Increase (Decrease) in payable to Sponsor	(4,042)	(8,791)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(14)
Increase (Decrease) in payable on open futures contracts	192,643	1,523

Net cash provided by (used in) operating activities	3,219,726	1,252,574

Cash flow from financing activities
Proceeds from addition of shares	13,830,619	25,560,144
Payment on shares redeemed	(27,051,242)	(23,045,736)

Net cash provided by (used in) financing activities	(13,220,623)	2,514,408

Net increase (decrease) in cash	(10,000,897)	3,766,982
Cash, beginning of period	32,583,283	5,483,476

Cash, end of period	$22,582,386	$9,250,458

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $22,995,298, respectively)	$—	$22,998,059
Cash	19,852,266	451,616
Segregated cash balances with brokers for foreign currency forward contracts	3,562,511	3,652,511
Unrealized appreciation on foreign currency forward contracts	102,137	963,369
Receivable from capital shares sold	2,799,847	—
Interest receivable	81,452	36,071

Total assets	26,398,213	28,101,626

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,683,455
Payable to Sponsor	19,087	29,633
Unrealized depreciation on foreign currency forward contracts	1,267,308	3,990,802

Total liabilities	1,286,395	6,703,890

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	25,111,818	21,397,736

Total liabilities and shareholders’ equity	$26,398,213	$28,101,626

Shares outstanding (Note 1)	448,580	398,580

Net asset value per share (Note 1)	$55.98	$53.68

Market value per share (Note 1) (Note 2)	$56.00	$53.57

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/14/23	1,438,381,000	$10,858,080	$(40,031)
Yen with UBS AG	04/14/23	1,461,674,000	11,033,916	142,168

			Total Unrealized Appreciation	$102,137

Contracts to Sell
Yen with Goldman Sachs International	04/14/23	(4,075,246,165)	$(30,763,304)	$(565,997)
Yen with UBS AG	04/14/23	(5,475,162,574)	(41,331,023)	(701,311)

			Total Unrealized Depreciation	$(1,267,308)

^
The positions and counterparties herein are as of March 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$204,200	$9,399

Expenses
Management fee	50,812	59,820

Total expenses	50,812	59,820

Net investment income (loss)	153,388	(50,421)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,027,976)	1,080,173
Short-term U.S. government and agency obligations	—	102,971

Net realized gain (loss)	(1,027,976)	1,183,144

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,862,262	1,466,402
Short-term U.S. government and agency obligations	(2,761)	(27,938)

Change in net unrealized appreciation (depreciation)	1,859,501	1,438,464

Net realized and unrealized gain (loss)	831,525	2,621,608

Net income (loss)	$984,913	$2,571,187

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$21,397,736	$24,840,784

Addition of 200,000 and 200,000 shares, respectively (Note 1)	11,156,537	9,605,322
Redemption of 150,000 and 200,000 shares, respectively (Note 1)	(8,427,368)	(9,290,592)

Net addition (redemption) of 50,000 and – shares, respectively (Note 1)	2,729,169	314,730

Net investment income (loss)	153,388	(50,421)
Net realized gain (loss)	(1,027,976)	1,183,144
Change in net unrealized appreciation (depreciation)	1,859,501	1,438,464

Net income (loss)	984,913	2,571,187

Shareholders’ equity, end of period	$25,111,818	$27,726,701

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$984,913	$2,571,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,984,733)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,000,000	18,102,971
Net amortization and accretion on short-term U.S. government and agency obligations	(4,702)	(9,737)
Net realized (gain) loss on investments	—	(102,971)
Change in unrealized (appreciation) depreciation on investments	(1,859,501)	(1,438,464)
Decrease (Increase) in interest receivable	(45,381)	339
Increase (Decrease) in payable to Sponsor	(10,546)	1,513

Net cash provided by (used in) operating activities	22,064,783	1,140,105

Cash flow from financing activities
Proceeds from addition of shares	8,356,690	9,605,322
Payment on shares redeemed	(11,110,823)	—

Net cash provided by (used in) financing activities	(2,754,133)	9,605,322

Net increase (decrease) in cash	19,310,650	10,745,427
Cash, beginning of period	4,104,127	3,003,251

Cash, end of period	$23,414,777	$13,748,678

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,936,828 and $49,876,697, respectively)	$44,934,404	$49,882,348
Cash	13,499,926	19,575,939
Segregated cash balances with brokers for futures contracts	9,985,700	14,384,050
Receivable on open futures contracts	168,815	142,794
Interest receivable	116,972	88,180

Total assets	68,705,817	84,073,311

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,339,113	—
Payable on open futures contracts	14,074	—
Brokerage commissions and futures account fees payable	2,677	3,688
Payable to Sponsor	43,866	54,664

Total liabilities	1,399,730	58,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	67,306,087	84,014,959

Total liabilities and shareholders’ equity	$68,705,817	$84,073,311

Shares outstanding	2,512,403	2,762,403

Net asset value per share	$26.79	$30.41

Market value per share (Note 2)	$26.82	$30.36

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(67% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.874% due 04/11/23	$25,000,000	$24,973,528
4.156% due 04/18/23	20,000,000	19,960,876

Total short-term U.S. government and agency obligations
(cost $44,936,828)		$44,934,404

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires July 2023	545	$12,858,785	$(709,434)
VIX Futures – Cboe, expires August 2023	942	22,324,458	510,275
VIX Futures – Cboe, expires September 2023	942	22,599,428	130,594
VIX Futures – Cboe, expires October 2023	396	9,523,800	(132,123)

			$(200,688)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$647,920	$23,923

Expenses
Management fee	150,123	215,663
Brokerage commissions	9,169	24,869
Futures accounts fees	11,440	35,488

Total expenses	170,732	276,020

Net investment income (loss)	477,188	(252,097)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(15,820,720)	4,791,833
Short-term U.S. government and agency obligations	—	(336)

Net realized gain (loss)	(15,820,720)	4,791,497

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,590,535	(335,175)
Short-term U.S. government and agency obligations	(8,075)	(138,660)

Change in net unrealized appreciation (depreciation)	4,582,460	(473,835)

Net realized and unrealized gain (loss)	(11,238,260)	4,317,662

Net income (loss)	$(10,761,072)	$4,065,565

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$84,014,959	$112,875,680

Addition of 275,000 and 700,000 shares, respectively	7,751,336	22,135,602
Redemption of 525,000 and 1,275,000 shares, respectively	(13,699,136)	(41,206,933)

Net addition (redemption) of (250,000) and (575,000) shares, respectively	(5,947,800)	(19,071,331)

Net investment income (loss)	477,188	(252,097)
Net realized gain (loss)	(15,820,720)	4,791,497
Change in net unrealized appreciation (depreciation)	4,582,460	(473,835)

Net income (loss)	(10,761,072)	4,065,565

Shareholders’ equity, end of period	$67,306,087	$97,869,914

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(10,761,072)	$4,065,565
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(214,823,214)	(51,992,010)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	220,000,000	73,998,548
Net amortization and accretion on short-term U.S. government and agency obligations	(236,917)	(25,020)
Net realized (gain) loss on investments	—	336
Change in unrealized (appreciation) depreciation on investments	8,075	138,660
Decrease (Increase) in receivable on open futures contracts	(26,021)	(1,523,098)
Decrease (Increase) in interest receivable	(28,792)	1,097
Increase (Decrease) in payable to Sponsor	(10,798)	(10,387)
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,011)	2,998
Increase (Decrease) in payable on open futures contracts	14,074	(94,495)

Net cash provided by (used in) operating activities	(5,865,676)	24,562,194

Cash flow from financing activities
Proceeds from addition of shares	7,751,336	22,135,602
Payment on shares redeemed	(12,360,023)	(41,206,933)

Net cash provided by (used in) financing activities	(4,608,687)	(19,071,331)

Net increase (decrease) in cash	(10,474,363)	5,490,863
Cash, beginning of period	33,959,989	27,071,819

Cash, end of period	$23,485,626	$32,562,682

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $104,841,128 and $89,329,814, respectively)	$104,841,062	$89,347,714
Cash	19,325,280	33,526,868
Segregated cash balances with brokers for futures contracts	71,032,224	91,634,942
Receivable from capital shares sold	5,421,620	—
Receivable on open futures contracts	26,161,690	52,643,553
Interest receivable	512,515	403,667

Total assets	227,294,391	267,556,744

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	570,473
Payable on open futures contracts	353,115	223,719
Brokerage commissions and futures account fees payable	14,043	27,102
Payable to Sponsor	162,029	155,130

Total liabilities	529,187	976,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	226,765,204	266,580,320

Total liabilities and shareholders’ equity	$227,294,391	$267,556,744

Shares outstanding	25,107,826	23,382,826

Net asset value per share	$9.03	$11.40

Market value per share (Note 2)	$9.05	$11.38

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 04/04/23	$25,000,000	$24,996,803
3.874% due 04/11/23	25,000,000	24,973,528
4.156% due 04/18/23	30,000,000	29,941,314
4.205% due 04/25/23	25,000,000	24,929,417

Total short-term U.S. government and agency obligations
(cost $104,841,128)		$104,841,062

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	6,151	$127,720,594	$(4,825,023)
VIX Futures – Cboe, expires May 2023	4,474	99,002,909	(3,823,808)

			$(8,648,831)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$2,120,561	$70,709

Expenses
Management fee	517,488	705,691
Brokerage commissions	96,497	116,474
Futures accounts fees	50,659	200,657

Total expenses	664,644	1,022,822

Net investment income (loss)	1,455,917	(952,113)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(46,096,702)	53,734,127
Short-term U.S. government and agency obligations	8	97

Net realized gain (loss)	(46,096,694)	53,734,224

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,147,992	(13,174,318)
Short-term U.S. government and agency obligations	(17,966)	(274,063)

Change in net unrealized appreciation (depreciation)	1,130,026	(13,448,381)

Net realized and unrealized gain (loss)	(44,966,668)	40,285,843

Net income (loss)	$(43,510,751)	$39,333,730

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022
Shareholders’ equity, beginning of period	$266,580,320	$269,703,164

Addition of 11,500,000 and 9,950,000 shares, respectively	108,467,352	161,172,915
Redemption of 9,775,000 and 3,400,000 shares, respectively	(104,771,717)	(65,259,409)

Net addition (redemption) of 1,725,000 and 6,550,000 shares, respectively	3,695,635	95,913,506

Net investment income (loss)	1,455,917	(952,113)
Net realized gain (loss)	(46,096,694)	53,734,224
Change in net unrealized appreciation (depreciation)	1,130,026	(13,448,381)

Net income (loss)	(43,510,751)	39,333,730

Shareholders’ equity, end of period	$226,765,204	$404,950,400

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(43,510,751)	$39,333,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(124,671,570)	(167,928,504)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	109,979,608	148,999,840
Net amortization and accretion on short-term U.S. government and agency obligations	(819,344)	(72,483)
Net realized (gain) loss on investments	(8)	(97)
Change in unrealized (appreciation) depreciation on investments	17,966	274,063
Decrease (Increase) in receivable on open futures contracts	26,481,863	(72,620,028)
Decrease (Increase) in interest receivable	(108,848)	1,774
Increase (Decrease) in payable to Sponsor	6,899	59,476
Increase (Decrease) in brokerage commissions and futures account fees payable	(13,059)	19,047
Increase (Decrease) in payable on open futures contracts	129,396	(2,037,376)

Net cash provided by (used in) operating activities	(32,507,848)	(53,970,558)

Cash flow from financing activities
Proceeds from addition of shares	103,045,732	155,054,067
Payment on shares redeemed	(105,342,190)	(65,259,409)

Net cash provided by (used in) financing activities	(2,296,458)	89,794,658

Net increase (decrease) in cash	(34,804,306)	35,824,100
Cash, beginning of period	125,161,810	115,960,816

Cash, end of period	$90,357,504	$151,784,916

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,128,485,646 and $1,466,423,925, respectively)	$1,128,525,172	$1,466,680,542
Cash	1,047,333,295	625,964,378
Segregated cash balances with brokers for futures contracts	1,162,646,230	925,792,861
Segregated cash balances with brokers for foreign currency forward contracts	14,193,632	12,956,632
Segregated cash balances with brokers for swap agreements	410,312,745	262,053,745
Unrealized appreciation on swap agreements	77,717,092	119,880,255
Unrealized appreciation on foreign currency forward contracts	1,257,272	2,823,510
Receivable from capital shares sold	79,148,928	1,014,483
Receivable on open futures contracts	437,228,019	522,770,291
Interest receivable	6,696,066	4,920,772

Total assets	4,365,058,451	3,944,857,469

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	87,697,670	32,725,077
Payable on open futures contracts	20,917,321	11,742,794
Brokerage commissions and futures account fees payable	156,470	165,165
Payable to Sponsor	3,229,189	3,210,113
Unrealized depreciation on swap agreements	110,498,415	2,315,580
Unrealized depreciation on foreign currency forward contracts	3,928,493	6,911,994

Total liabilities	226,427,558	57,070,723

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,138,630,893	3,887,786,746

Total liabilities and shareholders’ equity	$4,365,058,451	$3,944,857,469

Shares outstanding (Note 1)	517,869,037	222,594,037

See accompanying notes to financial statements.

82

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022*
Investment Income
Interest	$33,875,375	$1,026,882
Expenses
Management fee	9,254,328	10,616,957
Brokerage commissions	2,374,632	1,908,765
Futures account fees	402,762	1,804,923

Total expenses	12,031,722	14,330,645

Net investment income (loss)	21,843,653	(13,303,763)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,085,860,567)	408,448,775
Swap agreements	90,224,693	705,182,989
Foreign currency forward contracts	(2,453,816)	3,062,506
Short-term U.S. government and agency obligations	(13,530)	227,575

Net realized gain (loss)	(998,103,220)	1,116,921,845

Change in net unrealized appreciation (depreciation) on
Futures contracts	(32,561,423)	52,639,066
Swap agreements	(150,345,998)	(268,832,355)
Foreign currency forward contracts	1,417,263	1,536,969
Short-term U.S. government and agency obligations	(217,091)	(3,257,507)

Change in net unrealized appreciation (depreciation)	(181,707,249)	(217,913,827)

Net realized and unrealized gain (loss)	(1,179,810,469)	899,008,018

Net income (loss)	$(1,157,966,816)	$885,704,255

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2023	2022*
Shareholders’ equity, beginning of period	$3,887,786,746	$4,173,474,343

Addition of 512,825,000 and 132,610,000 shares, respectively (Note 1)	4,125,870,321	3,082,800,285
Redemption of 217,550,000 and 111,335,123 shares, respectively (Note 1)	(2,717,059,358)	(2,803,912,313)

Net addition (redemption) of 295,275,000 and 21,274,877 shares, respectively (Note 1)	1,408,810,963	278,887,972

Net investment income (loss)	21,843,653	(13,303,763)
Net realized gain (loss)	(998,103,220)	1,116,921,845
Change in net unrealized appreciation (depreciation)	(181,707,249)	(217,913,827)

Net income (loss)	(1,157,966,816)	885,704,255

Shareholders’ equity, end of period	$4,138,630,893	$5,338,066,570

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022*
Cash flow from operating activities
Net income (loss)	$(1,157,966,816)	$885,704,255
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(18,561,204,980)	(3,797,102,540)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	18,914,616,336	3,431,442,943
Net amortization and accretion on short-term U.S. government and agency obligations	(15,486,607)	(1,049,820)
Net realized (gain) loss on investments	13,530	(227,575)
Change in unrealized (appreciation) depreciation on investments	149,145,826	270,552,893
Decrease (Increase) in securities sold receivable	—	(6,195,418)
Decrease (Increase) in receivable on futures contracts	85,542,272	(378,744,093)
Decrease (Increase) in interest receivable	(1,775,294)	22,942
Increase (Decrease) in payable to Sponsor	19,076	876,923
Increase (Decrease) in brokerage commissions and futures account fees payable	(8,695)	112,745
Increase (Decrease) in payable on futures contracts	9,174,527	5,526,212

Net cash provided by (used in) operating activities	(577,930,825)	410,919,467

Cash flow from financing activities
Proceeds from addition of shares	4,047,735,876	3,059,813,655
Payment on shares redeemed	(2,662,086,765)	(2,796,612,911)

Net cash provided by (used in) financing activities	1,385,649,111	263,200,744

Net increase (decrease) in cash	807,718,286	674,120,211
Cash, beginning of period	1,826,767,616	1,408,701,238

Cash, end of period	$2,634,485,902	$2,082,821,449

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2023, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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

Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the three months March 31, 2023, and during the year ended December 31, 2022. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
for the year ended December 31, 2022, as filed with the SEC on February 25, 2023.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2023 and 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2023 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 31, 2023
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 31, 2023
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2023
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	March 31, 2023
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2023

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2023.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2023.
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

The following table summarizes the valuation of investments at March 31, 2023 using the fair value hierarchy:

	Level I – Quoted Prices		Level II – Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$94,860,624	$14,271,188	$—	$—	$109,131,812
ProShares Ultra Bloomberg Crude Oil	199,701,685	29,494,163	—	(67,202,386)	161,993,462
ProShares Ultra Bloomberg Natural Gas	299,709,730	(324,515,287)	—	(39,088,319)	(63,893,876)
ProShares Ultra Euro	—	—	318,711	—	318,711
ProShares Ultra Gold	94,860,624	5,096,411	—	15,353,259	115,310,294
ProShares Ultra Silver	149,798,740	28,674,611	—	62,363,833	240,837,184
ProShares Ultra VIX Short-Term Futures ETF	69,863,821	(34,509,203)	—	—	35,354,618
ProShares Ultra Yen	—	—	490,482	—	490,482
ProShares UltraShort Bloomberg Crude Oil	44,957,679	21,216,008	—	—	66,173,687
ProShares UltraShort Bloomberg Natural Gas	24,996,803	40,936,595	—	—	65,933,398
ProShares UltraShort Euro	—	—	(2,315,243)	—	(2,315,243)
ProShares UltraShort Gold	—	(162,157)	—	(1,185,388)	(1,347,545)
ProShares UltraShort Silver	—	(824,037)	—	(3,022,322)	(3,846,359)
ProShares UltraShort Yen	—	—	(1,165,171)	—	(1,165,171)
ProShares VIX Mid-Term Futures ETF	44,934,404	(200,688)	—	—	44,733,716
ProShares VIX Short-Term Futures ETF	104,841,062	(8,648,831)	—	—	96,192,231

Combined Trust:	$1,128,525,172	$(229,171,227)	$(2,671,221)	$(32,781,323)	$863,901,401

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2022 using the fair value hierarchy:

	Level I – Quoted Prices		Level II – Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$144,307,676	$11,092,381	$—	$—	$155,400,057
ProShares Ultra Bloomberg Crude Oil	313,465,007	26,291,716	—	74,159,577	413,916,300
ProShares Ultra Bloomberg Natural Gas	263,260,158	(310,613,969)	—	—	(47,353,811)
ProShares Ultra Euro	—	—	415,656	—	415,656
ProShares Ultra Gold	129,123,489	3,242,088	—	6,496,466	138,862,043
ProShares Ultra Silver	228,657,634	29,426,574	—	39,224,212	297,308,420
ProShares Ultra VIX Short-Term Futures ETF	34,732,372	(36,555,453)	—	—	(1,823,081)
ProShares Ultra Yen	—	—	984,549	—	984,549
ProShares UltraShort Bloomberg Crude Oil	89,426,935	10,244,893	—	—	99,671,828
ProShares UltraShort Bloomberg Natural Gas	61,482,526	85,889,398	—	—	147,371,924
ProShares UltraShort Euro	39,996,624	—	(2,461,256)	—	37,535,368
ProShares UltraShort Gold	—	(98,886)	—	(592,957)	(691,843)
ProShares UltraShort Silver	—	(940,500)	—	(1,722,623)	(2,663,123)
ProShares UltraShort Yen	22,998,059	—	(3,027,433)	—	19,970,626
ProShares VIX Mid-Term Futures ETF	49,882,348	(4,791,223)	—	—	45,091,125
ProShares VIX Short-Term Futures ETF	89,347,714	(9,796,823)	—	—	79,550,891

Combined Trust:	$1,466,680,542	$(196,609,804)	$(4,088,484)	$117,564,675	$1,383,546,929

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2023 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
Fair Value of Derivative Instruments as of March 31, 2023

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$14,271,188	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			34,509,203	*
	ProShares VIX Mid-Term Futures ETF		640,869	*		841,557	*
	ProShares VIX Short- Term Futures ETF		—			8,648,831	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		29,494,163	*		67,202,386	*
	ProShares Ultra Bloomberg Natural Gas		—			363,603,606	*
	ProShares Ultra Gold		20,449,670	*		—
	ProShares Ultra Silver		91,038,444	*		—
	ProShares UltraShort Bloomberg Crude Oil		21,216,008	*		—
	ProShares UltraShort Bloomberg Natural Gas		40,936,595	*		—
	ProShares UltraShort Gold		—			1,347,545	*
	ProShares UltraShort Silver		—			3,846,359	*

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		319,670			959
	ProShares Ultra Yen		502,639			12,157
	ProShares UltraShort Euro		332,826			2,648,069
	ProShares UltraShort Yen		102,137			1,267,308

		Combined Trust:	$219,304,209	*		$483,927,980	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$11,092,381	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			36,555,453	*
	ProShares VIX Mid-Term Futures ETF		—			4,791,223	*
	ProShares VIX Short- Term Futures ETF		—			9,796,823	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		100,451,293	*		—
	ProShares Ultra Bloomberg Natural Gas		—			310,613,969	*
	ProShares Ultra Gold		9,738,554	*		—
	ProShares Ultra Silver		68,650,786	*		—
	ProShares UltraShort Bloomberg Crude Oil		13,202,924	*		2,958,031	*
	ProShares UltraShort Bloomberg Natural Gas		85,889,398	*		—
	ProShares UltraShort Gold		—			691,843	*
	ProShares UltraShort Silver		—			2,663,123	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts

ProShares Ultra Euro		514,115		98,459
ProShares Ultra Yen		1,152,834		168,285
ProShares UltraShort Euro		193,192		2,654,448
ProShares UltraShort Yen		963,369		3,990,802

	Combined Trust:	$291,848,846	*	$374,982,459	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$29,604,148	$3,178,807
		ProShares Ultra VIX Short-Term Futures ETF	(182,233,430)	2,046,250
		ProShares VIX Mid-Term Futures ETF	(15,820,720)	4,590,535
		ProShares VIX Short-Term Futures ETF	(46,096,702)	1,147,992
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	85,780,427	(138,159,516)
		ProShares Ultra Bloomberg Natural Gas	(1,061,631,294)	(52,989,637)
		ProShares Ultra Gold	10,799,896	10,711,116
		ProShares Ultra Silver	(28,743,864)	22,387,658
		ProShares UltraShort Bloomberg Crude Oil	27,614,279	10,971,115
		ProShares UltraShort Bloomberg Natural Gas	183,408,644	(44,952,803)
		ProShares UltraShort Gold	(1,030,881)	(655,702)
		ProShares UltraShort Silver	2,713,623	(1,183,236)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	280,279	(96,945)
		ProShares Ultra Yen	(298,808)	(494,067)
		ProShares UltraShort Euro	(1,407,311)	146,013
		ProShares UltraShort Yen	(1,027,976)	1,862,262

		Combined Trust:	$(998,089,690)	$(181,490,158)
The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$(41,100,614)	$4,709,184
		ProShares Ultra VIX Short-Term Futures ETF	280,994,684	(34,378,466)
		ProShares VIX Mid-Term Futures ETF	4,791,833	(335,175)
		ProShares VIX Short-Term Futures ETF	53,734,127	(13,174,318)
Commodities Contracts	Net r e alized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	799,423,070	(94,077,929)
		ProShares Ultra Bloomberg Natural Gas	76,220,688	85,030,764
		ProShares Ultra Gold	57,818,596	(24,649,651)
		ProShares Ultra Silver	116,637,027	(57,756,596)
		ProShares UltraShort Bloomberg Crude Oil	(106,482,101)	2,115,992
		ProShares UltraShort Bloomberg Natural Gas	(114,665,698)	(87,532,158)

		ProShares UltraShort Gold	(6,308,673)	2,069,348
		ProShares UltraShort Silver	(7,373,746)	1,809,162
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Short Euro	59,419	8,056
		ProShares Ultra Euro	(441,030)	(132,970)
		ProShares Ultra Yen	(118,771)	(138,539)
		ProShares UltraShort Australian Dollar	(116,848)	(31,502)
		ProShares UltraShort Euro	2,542,134	342,076
		ProShares UltraShort Yen	1,080,173	1,466,402

		Combined Trust:	$1,116,694,270	$(214,656,320)
Offsetting Assets and Liabilities
Each Fund is subject to master netting agreements or similar arrangements that allow for amounts owed between each Fund and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or similar arrang
e
ments do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2023.

Fair Values of Derivative Instruments as of March 31, 2023

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$67,202,386	$—	$67,202,386
ProShares Ultra Bloomberg Natural Gas
Swap agreements	—	—	—	39,088,319	—	39,088,319
ProShares Ultra Euro
Foreign currency forward contracts	319,670	—	319,670	959	—	959
ProShares Ultra Gold
Swap agreements	15,353,259	—	15,353,259	—	—	—
ProShares Ultra Silver
Swap agreements	62,363,833	—	62,363,833	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	502,639	—	502,639	12,157	—	12,157
ProShares UltraShort Euro
Foreign currency forward contracts	332,826	—	332,826	2,648,069	—	2,648,069
ProShares UltraShort Gold
Swap agreements	—	—	—	1,185,388	—	1,185,388
ProShares UltraShort Silver
Swap agreements	—	—	—	3,022,322	—	3,022,322
ProShares UltraShort Yen
Foreign currency forward contracts	102,137	—	102,137	1,267,308	—	1,267,308
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2023. These amounts may be collat
e
ralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(10,629,759)	$—	$10,629,759	$—
Goldman Sachs International	(13,216,202)	—	13,216,202	—
Morgan Stanley & Co. International PLC	(18,411,182)	—	18,411,182	—
Societe Generale	(10,019,635)	—	10,019,635	—
UBS AG	(14,925,608)	—	14,925,608	—

ProShares Ultra Bloomberg Natural Gas
Citibank N.A.	(15,605,398)	15,605,398	—	—
Goldman Sachs International	(23,296,489)	—	—	(23,296,489)
UBS AG	(186,432)	186,432	—	—

ProShares Ultra Euro
Goldman Sachs International	145,994	—	—	145,994
UBS AG	172,717	—	—	172,717
ProShares Ultra Gold
Citibank, N.A.	6,674,065	(6,674,065)	—	—
Goldman Sachs International	3,169,970	(3,169,970)	—	—
UBS AG	5,509,224	(5,509,224)	—	—
ProShares Ultra Silver
Citibank, N.A.	22,200,338	(21,755,480)	—	444,858
Goldman Sachs International	2,932,172	(2,905,625)	—	26,547
Morgan Stanley & Co. International PLC	18,503,019	—	(17,394,000)	1,109,019
UBS AG	18,728,304	(17,967,788)	(9,608)	750,908
ProShares Ultra Yen
Goldman Sachs International	219,212	(219,212)	—	—
UBS AG	271,270	(263,083)	—	8,187
ProShares UltraShort Euro
Goldman Sachs International	(1,111,073)	—	1,111,073	—
UBS AG	(1,204,170)	—	1,204,170	—
ProShares UltraShort Gold
Citibank, N.A.	(227,829)	—	227,829	—
Goldman Sachs International	(495,713)	—	495,713	—
UBS AG	(461,846)	—	461,846	—
ProShares UltraShort Silver
Citibank, N.A.	(357,884)	—	357,884	—
Goldman Sachs International	(1,303,722)	—	1,303,722	—
Morgan Stanley & Co. International PLC	(1,031,085)	—	1,031,085	—
UBS AG	(329,631)	—	320,000	(9,631)
ProShares UltraShort Yen
Goldman Sachs International	(606,028)	—	606,028	—
UBS AG	(559,143)	—	559,143	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2022:

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$11,723,388	$—	$—	$11,723,388
Goldman Sachs International	14,575,933	(9,281,322)	—	5,294,611
Morgan Stanley & Co. International PLC	20,305,392	—	—	20,305,392
Societe Generale	11,075,235	(7,038,055)	—	4,037,180
UBS AG	16,479,629	(10,808,424)	(41,993)	5,629,212

ProShares Ultra Euro
Goldman Sachs International	217,491	—	—	217,491
UBS AG	198,165	(198,165)	—	—
ProShares Ultra Gold
Citibank, N.A.	2,582,849	—	—	2,582,849
Goldman Sachs International	1,226,772	(1,193,425)	—	33,347
UBS AG	2,686,845	(2,682,652)	(4,193)	—
ProShares Ultra Silver
Citibank, N.A.	12,628,472	—	—	12,628,472
Goldman Sachs International	1,667,621	(1,667,621)	—	—
Morgan Stanley & Co. International PLC	13,862,180	—	—	13,862,180
UBS AG	11,065,939	(11,065,939)	—	—
ProShares Ultra Yen
Goldman Sachs International	683,120	(308,636)	—	374,484
UBS AG	301,429	—	—	301,429
ProShares UltraShort Euro
Goldman Sachs International	(1,121,150)	—	1,121,150	—
UBS AG	(1,340,106)	—	1.340,106	—
ProShares UltraShort Gold
Citibank, N.A.	(181,291)	—	181,291	—
Goldman Sachs International	(231,533)	—	231,533	—
UBS AG	(180,133)	—	180,133	—
ProShares UltraShort Silver
Citibank, N.A.	(203,969)	—	203,969	—
Goldman Sachs International	(743,029)	—	743,029	—
Morgan Stanley & Co. International PLC	(587,758)	—	587,758	—
UBS AG	(187,867)	—	187,867	—
ProShares UltraShort Yen
Goldman Sachs International	(936,322)	—	936,322	—
UBS AG	(2,091,111)	—	1,690,000	(401,111)
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
The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Fund that the Sponsor pays directly. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to, (i) the fees and expenses of the Administrator, Custodian, Transfer Agent, Distributor (as each is defined below), and ProFunds Distributors, Inc., an affiliated broker-dealer of the Sponsor, as
well as accounting and auditing fees and

expenses, (ii) any Index licensors for the Funds; and (iii) the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations. Fees associated with a Fund’s trading operations may include expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule
K-1
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
The Administrator
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNY Mellon”), serves as the Administrator of the Funds (the “Administrator”). The Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into an administration and accounting agreement (the “Administration and Accounting Agreement”) in connection therewith. Pursuant to the terms of the Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon prepares and files certain regulatory filings on behalf of the Funds. BNY Mellon may also perform other services for the Funds pursuant to the Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon from time to time. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.
The Custodian
BNY Mellon serves as the Custodian of the Funds (the “Custodian”). The Trust, on its own behalf and on behalf of each Fund, and BNY Mellon have entered into a custody agreement (the “Custody Agreement”) in connection therewith. Pursuant to the terms of the Custody Agreement, BNY Mellon is responsible for the holding and safekeeping of assets delivered to it by the Funds, and performing various administrative duties in accordance with instructions delivered to BNY Mellon by the Funds. The Custodian’s fees are paid on behalf of the Funds by the Sponsor.
The Transfer Agent
BNY Mellon serves as the Transfer Agent (the “Transfer Agent”) of the Funds for entities that have entered into an Authorized Participant Agreement with one or more of the Funds (“Authorized Participants”) and has entered into a transfer agency and service agreement (the “Transfer Agency and Service Agreement”). Pursuant to the terms of the Transfer Agency and Service Agreement, BNY Mellon is responsible for processing purchase and redemption orders and maintaining records of ownership of the Funds. The Transfer Agent Fees are paid on behalf of the Funds by the Sponsor.
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
Transaction fees for the three months ended March 31, 2023 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2023
ProShares Short VIX Short-Term Futures ETF	$112,214
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	431,018
ProShares Ultra Yen	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	6,465
ProShares VIX Short-Term Futures ETF	84,321

Combined Trust:	$634,018

NOTE 6 – FINANCIAL HIGHLIGHTS
S
elected Data for a Share Outstanding Throughout the Three Months Ended March
 31, 2023
For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$58.71	$30.26	$18.15	$11.27	$55.09	$31.75
Net investment income (loss)	0.37	0.14	0.03	0.08	0.39	0.19
Net realized and unrealized gain (loss)#	4.65	(3.87)	(14.49)	0.14	7.38	(0.84)
Change in net asset value from operations	5.02	(3.73)	(14.46)	0.22	7.77	(0.65)
Net asset value, at March 31, 2023	$63.73	$26.53	$3.69	$11.49	$62.86	$31.10
Market value per share, at December 31, 2022 †	$58.68	$30.31	$17.78	$11.26	$55.27	$32.00
Market value per share, at March 31, 2023 †	$63.75	$26.47	$3.61	$11.49	$63.02	$31.23
Total Return, at net asset value^	8.6%	(12.3)%	(79.7)%	2.0%	14.1%	(2.0)%
Total Return, at market value^	8.6%	(12.7)%	(79.7)%	2.0%	14.0%	(2.4)%
Ratios to Average Net Assets**
Expense ratio^^	1.16%	1.00%	1.42%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.38%	2.05%	2.24%	2.86%	2.70%	2.70%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$6.87	$34.54	$23.93	$27.00	$29.46	$31.10
Net investment income (loss)	0.02	0.23	0.18	0.25	0.21	0.18
Net realized and unrealized gain (loss)#	(2.26)	(1.72)	1.04	43.86	(0.63)	(4.40)
Change in net asset value from operations	(2.24)	(1.49)	1.22	44.11	(0.42)	(4.22)
Net asset value, at March 31, 2023	$4.63	$33.05	$25.15	$71.11	$29.04	$26.88
Market value per share, at December 31, 2022 †	$6.86	$34.56	$23.85	$27.56	$29.45	$30.99
Market value per share, at March 31, 2023 †	$4.65	$33.02	$25.22	$72.42	$29.04	$26.84
Total Return, at net asset value^	(32.7)%	(4.3)%	5.1%	163.4%	(1.4)%	(13.6)%
Total Return, at market value^	(32.2)%	(4.5)%	5.8%	162.8%	(1.4)%	(13.4)%
Ratios to Average Net Assets**
Expense ratio^^	1.57%	0.95%	1.08%	1.72%	0.95%	0.99%
Net investment income gain (loss)	1.48%	2.78%	2.85%	2.08%	2.85%	2.48%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2022	$19.46	$53.68	$30.41	$11.40
Net investment income (loss)	0.11	0.39	0.18	0.06
Net realized and unrealized gain (loss)#	(0.94)	1.91	(3.80)	(2.43)
Change in net asset value from operations	(0.83)	2.30	(3.62)	(2.37)
Net asset value, at March 31, 2023	$18.63	$55.98	$26.79	$9.03
Market value per share, at December 31, 2022 †	$19.30	$53.57	$30.36	$11.38
Market value per share, at March 31, 2023 †	$18.56	$56.00	$26.82	$9.05
Total Return, at net asset value^	(4.2)%	4.3%	(11.9)%	(20.8)%
Total Return, at market value^	(3.8)%	4.5%	(11.7)%	(20.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	0.97%	1.09%
Net investment income gain (loss)	2.12%	2.87%	2.70%	2.39%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2022
For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2021	$61.56	$21.54	$25.55	$13.32	$59.69	$34.84
Net investment income (loss)	(0.17)	(0.08)	(0.11)	(0.02)	(0.14)	(0.08)
Net realized and unrealized gain (loss)#	(6.84)	16.48	30.62	(0.83)	7.44	4.30
Change in net asset value from operations	(7.01)	16.40	30.51	(0.85)	7.30	4.22
Net asset value, at March 31, 2022	$54.55	$37.94	$56.06	$12.47	$66.99	$39.06
Market value per share, at December 31, 2021 †	$61.55	$21.70	$26.09	$13.33	$59.81	$34.74
Market value per share, at March 31, 2022 †	$54.56	$38.33	$56.31	$12.46	$66.14	$38.53
Total Return, at net asset value^	(11.4)%	76.1%	119.4%	(6.4)%	12.2%	12.1%
Total Return, at market value^	(11.4)%	76.7%	115.8%	(6.5)%	10.6%	10.9%
Ratios to Average Net Assets**
Expense ratio^^	1.34%	1.09%	1.33%	0.95%	1.01%	0.99%
Net investment income gain (loss)	(1.25)%	(0.99)%	(1.23)%	(0.74)%	(0.87)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2021	$12.41	$47.29	$64.26	$247.40	$25.84	$31.71
Net investment income (loss)	(0.07)	(0.09)	(0.10)	(0.44)	(0.05)	(0.06)
Net realized and unrealized gain (loss)#	1.16	(5.18)	(34.99)	(182.25)	1.51	(4.42)
Change in net asset value from operations	1.09	(5.27)	(35.09)	(182.69)	1.46	(4.48)
Net asset value, at March 31, 2022	$13.50	$42.02	$29.17	$64.71	$27.30	$27.23
Market value per share, at December 31, 2021 †	$12.43	$47.29	$63.75	$242.20	$25.86	$31.66
Market value per share, at March 31, 2022 †	$13.46	$42.09	$28.95	$64.56	$27.31	$27.61
Total Return, at net asset value^	8.8%	(11.1)%	(54.6)%	(73.9)%	5.6%	(14.1)%
Total Return, at market value^	8.3%	(11.0)%	(54.6)%	(73.4)%	5.6%	(12.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.78%	0.95%	1.24%	1.56%	0.95%	1.02%
Net investment income gain (loss)	(1.73)%	(0.80)%	(1.13)%	(1.46)%	(0.83)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2021	$26.77	$41.50	$30.61	$15.12
Net investment income (loss)	(0.06)	(0.08)	(0.08)	(0.05)
Net realized and unrealized gain (loss)#	(5.26)	4.90	0.92	1.54
Change in net asset value from operations	(5.32)	4.82	0.84	1.49
Net asset value, at March 31, 2022	$21.45	$46.32	$31.45	$16.61
Market value per share, at December 31, 2021 †	$26.84	$41.50	$30.57	$15.17
Market value per share, at March 31, 2022 †	$21.78	$46.37	$31.50	$16.57
Total Return, at net asset value^	(19.9)%	11.6%	2.7%	9.9%
Total Return, at market value^	(18.9)%	11.7%	3.0%	9.2%
Ratios to Average Net Assets**
Expense ratio^^	1.08%	0.95%	1.09%	1.23%
Net investment income gain (loss)	(0.94)%	(0.80)%	(0.99)%	(1.15)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

Counterparty Risk
Each Fund may use derivatives such as swap agreements and forward contracts (collectively referred to in this Counterparty Risk section as “derivatives”) in the manner described herein as a means to achieve their respective investment objectives. The use of derivatives by a Fund exposes the Fund to counterparty risks.
Regulatory Treatment
Derivatives are generally traded in OTC markets and are subject to comprehensive regulation in the United States. Cash-settled forwards are generally regulated as “swaps”, whereas physically settled forwards are generally not subject to regulation (in the case of commodities other than currencies) or subject to the federal securities laws (in the case of securities).
Title VII of the Dodd-Frank Act (“Title VII”) created a regulatory regime for derivatives, with the CFTC responsible for the regulation of swaps and the SEC responsible for the regulation of “security-based swaps.” Although some of the SEC requirements have not yet been made effective, the CFTC requirements are largely in place. The CFTC requirements include rules for some of the types of derivatives transactions in which the Funds engages, including mandatory clearing and exchange trading, reporting, and margin for OTC swaps. Title VII also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are, or will be, subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The regulatory requirements under Title VII continue to be developed and there may be further modifications that could materially and adversely impact the Funds, the markets in which a Fund trades and the counterparties with which the Fund engages in transactions.
As noted, all of the relevant CFTC rules may not apply to all of the swap agreements and forward contracts entered into by the Funds. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act (the “CEA”) in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.
Counterparty Credit Risk
The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of uncleared OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction – typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to uncleared OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties or otherwise, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.
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

In addition, cleared derivatives benefit from daily
mark-to-market
and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a futures commission merchant in cleared swaps customer accounts, which are required by CFTC regulations to be separate from the futures commission merchant’s proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of futures customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. Bilateral OTC derivatives expose the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.
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
For example, because the UltraShort Funds and Ultra Funds (except for the Ultra VIX Short-Term Futures ETF which includes a one and one-half
times (1.5x) multiplier) include a two times the inverse
(-2x),
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

“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2022 may specify a January 2023 expiration. As that contract nears expiration, it may be replaced by selling the January 2023 contract and purchasing the contract expiring in March 2023. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2023 contract would take place at a price that is higher than the price at which the March 2023 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.
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
Extreme market volatility and economic turbulence in the first part of 2020 has led to FCMs increasing margin requirements for certain futures contracts, including nearer-dated WTI crude oil and other oil futures contracts. Some FCMs may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Oil Funds are subject to increased margin requirements, they will incur increased costs and may not be able to achieve desired exposure. The Oil Funds may not be able to achieve their investment objective if they become subject to heightened margin requirements or trading limitations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2023, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

Each of the Funds generally invests in instruments whose value is derived from the value of an underlying asset, rate or index (collectively, “Financial Instruments”), including futures contracts, swap agreements, forward contracts and other instruments as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to its applicable underlying commodity futures index, commodity, currency exchange rate or equity volatility index. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

Forward and Reverse Splits

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2023 and 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2023	Interest Income Three Months Ended March 31, 2022
ProShares Short VIX Short-Term Futures ETF	$2,109,122	$94,343
ProShares Ultra Bloomberg Crude Oil	6,007,908	308,880
ProShares Ultra Bloomberg Natural Gas	8,958,523	39,581
ProShares Ultra Euro	97,237	4,587
ProShares Ultra Gold	1,649,014	95,113
ProShares Ultra Silver	3,374,396	140,449
ProShares Ultra VIX Short-Term Futures ETF	4,416,655	95,261
ProShares Ultra Yen	120,118	873
ProShares UltraShort Bloomberg Crude Oil	2,003,209	53,907
ProShares UltraShort Bloomberg Natural Gas	1,186,752	55,825
ProShares UltraShort Euro	647,120	15,405
ProShares UltraShort Gold	132,562	9,685
ProShares UltraShort Silver	200,078	8,920
ProShares UltraShort Yen	204,200	9,399
ProShares VIX Mid-Term Futures ETF	647,920	23,923
ProShares VIX Short-Term Futures ETF	2,120,561	70,709

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a futures commission merchant (FCM): and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 8, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies involves judgments and actual results may differ from the estimates used.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2023.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds, are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association fees, give up fees, pit futures account fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying brokerage commissions in VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$339,591,638	$423,812,594
NAV end of period	$295,340,393	$495,588,849
Percentage change in NAV	(13.0)%	16.9%
Shares outstanding beginning of period	5,784,307	6,884,307
Shares outstanding end of period	4,634,307	9,084,307
Percentage change in shares outstanding	(19.9)%	32.0%
Shares created	2,450,000	3,000,000
Shares redeemed	3,600,000	800,000
Per share NAV beginning of period	$58.71	$61.56
Per share NAV end of period	$63.73	$54.55
Percentage change in per share NAV	8.6%	(11.4)%
Percentage change in benchmark	(20.3)%	10.2%
Benchmark annualized volatility	68.1%	86.4%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,784,307 outstanding Shares at December 31, 2022 to 4,634,307 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 6,884,307 outstanding Shares at December 31, 2021 to 9,084,307 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 11.4% for the three months ended March 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 20.3% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 10.2% for the three months ended March 31, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$1,416,842	$(1,296,922)
Management fee	565,777	986,537
Brokerage commission	126,503	187,698
Futures account fees	—	217,030
Net realized gain (loss)	29,604,148	(41,111,108)
Change in net unrealized appreciation (depreciation)	3,155,177	4,297,907
Net Income (loss)	$34,176,167	$(38,110,123)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2023.

ProShares Ultra Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$859,094,274	$1,103,783,570
NAV end of period	$811,668,456	$1,336,980,685
Percentage change in NAV	(5.5)%	21.2%
Shares outstanding beginning of period	28,393,096	51,243,096
Shares outstanding end of period	30,593,096	35,243,096
Percentage change in shares outstanding	7.7%	(31.2)%
Shares created	19,100,000	8,600,000
Shares redeemed	16,900,000	24,600,000
Per share NAV beginning of period	$30.26	$21.54
Per share NAV end of period	$26.53	$37.94
Percentage change in per share NAV	(12.3)%	76.1%
Percentage change in benchmark	(5.4)%	36.7%
Benchmark annualized volatility	30.8%	46.0%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 28,393,096 outstanding Shares at December 31, 2022 to 30,593,096 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 51,243,096 outstanding Shares at December 31, 2021 to 35,243,096 outstanding Shares at March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.3% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 76.1% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 5.4% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 36.7% for the three months ended March 31, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$4,038,946	$(3,224,160)
Management fee	1,874,618	3,084,812
Brokerage commission	94,344	195,541
Futures account fees	—	252,687
Net realized gain (loss)	85,780,427	799,419,934
Change in net unrealized appreciation (depreciation)	(138,210,442)	(94,663,987)
Net Income (loss)	$(48,391,069)	$701,531,787

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the three months ended March 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$586,151,113	$193,892,178
NAV end of period	$1,139,983,773	$145,069,486
Percentage change in NAV	94.5%	(25.2)%
Shares outstanding beginning of period	32,287,527	7,587,527
Shares outstanding end of period	309,087,527	2,587,527
Percentage change in shares outstanding	857.3%	(65.9)%
Shares created	379,450,000	2,600,000
Shares redeemed	102,650,000	7,600,000
Per share NAV beginning of period	$18.15	$25.55
Per share NAV end of period	$3.69	$56.06
Percentage change in per share NAV	(79.7)%	119.4%
Percentage change in benchmark	(50.4)%	58.4%
Benchmark annualized volatility	78.6%	72.9%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 32,287,527 outstanding Shares at December 31, 2022 to 309,087,527 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 7,587,527 outstanding Shares at December 31, 2021 to 2,587,527 outstanding Shares at March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 79.7% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 119.4% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 50.4% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 58.4% for the three months ended March 31, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$5,489,641	$(516,598)
Management fee	2,328,410	396,610
Brokerage commission	952,779	88,452
Futures account fees	187,693	71,117
Net realized gain (loss)	(1,061,634,864)	76,217,236
Change in net unrealized appreciation (depreciation)	(53,009,690)	84,867,744
Net Income (loss)	$(1,109,154,913)	$160,568,382

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2023.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$10,704,662	$8,659,095
NAV end of period	$8,616,433	$6,236,982
Percentage change in NAV	(19.5)%	(28.0)%
Shares outstanding beginning of period	950,000	650,000
Shares outstanding end of period	750,000	500,000
Percentage change in shares outstanding	(21.1)%	(23.1)%
Shares created	200,000	100,000
Shares redeemed	400,000	250,000
Per share NAV beginning of period	$11.27	$13.32
Per share NAV end of period	$11.49	$12.47
Percentage change in per share NAV	2.0%	(6.4)%
Percentage change in benchmark	1.31%	(2.8)%
Benchmark annualized volatility	9.21%	8.6%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 750,000 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at December 31, 2021 to 500,000 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.0% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 6.4% for the three months ended March 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 1.31% for the three months ended March 31, 2023, as compared to the benchmark’s decline of 2.8% for the three months ended March 31, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$72,991	$(15,691)
Management fee	24,246	20,278
Net realized gain (loss)	280,279	(446,979)
Change in net unrealized appreciation (depreciation)	(96,945)	(138,425)
Net Income (loss)	$256,325	$(601,095)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2023.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$173,524,136	$232,780,534
NAV end of period	$201,161,529	$355,029,822
Percentage change in NAV	15.9%	52.5%
Shares outstanding beginning of period	3,150,000	3,900,000
Shares outstanding end of period	3,200,000	5,300,000
Percentage change in shares outstanding	1.6%	35.9%
Shares created	400,000	1,500,000
Shares redeemed	350,000	100,000
Per share NAV beginning of period	$55.09	$59.69
Per share NAV end of period	$62.86	$66.99
Percentage change in per share NAV	14.1%	12.2%
Percentage change in benchmark	8.1%	6.6%
Benchmark annualized volatility	15.7%	17.3%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 3,150,000 outstanding Shares at December 31, 2022 to 3,200,000 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,900,000 outstanding Shares at December 31, 2021 to 5,300,000 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.1% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 12.2% for the three months ended March 31, 2022, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 8.1% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 6.6% for the three months ended March 31, 2022, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$1,213,285	$(617,466)
Management fee	427,114	671,415
Brokerage commission	8,615	21,659
Futures account fees	—	19,505
Net realized gain (loss)	10,799,896	57,818,596
Change in net unrealized appreciation (depreciation)	10,688,379	(24,820,511)
Net Income (loss)	$22,701,560	$32,380,619

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in average net assets, which was offset by an increase in futures prices, during the three months ended March 31, 2023.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$414,285,878	$515,453,594
NAV end of period	$429,115,334	$558,375,842
Percentage change in NAV	3.6%	8.3%
Shares outstanding beginning of period	13,046,526	14,796,526
Shares outstanding end of period	13,796,526	14,296,526
Percentage change in shares outstanding	5.7%	(3.4)%
Shares created	1,900,000	1,000,000
Shares redeemed	1,150,000	1,500,000
Per share NAV beginning of period	$31.75	$34.84
Per share NAV end of period	$31.10	$39.06
Percentage change in per share NAV	(2.0)%	12.1%
Percentage change in benchmark	0.8%	7.5%
Benchmark annualized volatility	27.6%	31.9%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,796,526 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 14,296,526 outstanding Shares at March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.0% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 12.1% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 0.8% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 7.5% for the three months ended March 31, 2022, can be attributed to a lesser increase in the value of silver futures contracts during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$2,476,275	$(1,128,206)
Management fee	871,559	1,217,599
Brokerage commission	26,562	30,551
Futures account fees	—	20,505
Net realized gain (loss)	(28,743,864)	116,637,037
Change in net unrealized appreciation (depreciation)	22,352,120	(58,036,245)
Net Income (loss)	$(3,915,469)	$57,472,586

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a lesser increase in the value of futures prices during the three months ended March 31, 2023.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$639,318,362	$816,679,636
NAV end of period	$535,980,236	$1,127,608,641
Percentage change in NAV	(16.2)%	38.1%
Shares outstanding beginning of period	93,078,420	65,828,420
Shares outstanding end of period	115,878,420	83,528,420
Percentage change in shares outstanding	24.5%	26.9%
Shares created	83,700,000	83,100,000
Shares redeemed	60,900,000	65,400,000
Per share NAV beginning of period	$6.87	$12.41
Per share NAV end of period	$4.63	$13.50
Percentage change in per share NAV	(32.7)%	8.8%
Percentage change in benchmark	(20.3)%	10.2%
Benchmark annualized volatility	68.1%	86.4%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 93,078,420 outstanding Shares at December 31, 2022 to 115,878,420 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 65,828,420 outstanding Shares at December 31, 2021 to 83,528,420 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.7% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 8.8% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 20.3% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 10.2% for the three months ended March 31, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$2,141,823	$(3,585,362)
Management fee	1,373,770	1,961,177
Brokerage commission	777,701	936,758
Futures account fees	123,361	782,688
Net realized gain (loss)	(182,241,208)	280,979,531
Change in net unrealized appreciation (depreciation)	2,037,527	(35,000,884)
Net Income (loss)	$(178,061,858)	$242,393,285

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of futures prices during the three months ended March 31, 2023.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$13,814,796	$2,362,849
NAV end of period	$9,915,083	$2,099,705
Percentage change in NAV	(28.2)%	(11.1)%
Shares outstanding beginning of period	399,970	49,970
Shares outstanding end of period	299,970	49,970
Percentage change in shares outstanding	(25.0)%	—%
Shares created	50,000	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$34.54	$47.29
Per share NAV end of period	$33.05	$42.02
Percentage change in per share NAV	(4.3)%	(11.1)%
Percentage change in benchmark	(1.16)%	(5.5)%
Benchmark annualized volatility	12.37%	7.1%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 399,970 outstanding Shares at December 31, 2022 to 299,970 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.3% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 11.1% for the three months ended March 31, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 1.16% for the three months ended March 31, 2023, as compared to the benchmark’s decline of 5.5% for the three months ended March 31, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$89,558	$(4,556)
Management fee	30,560	5,429
Net realized gain (loss)	(298,808)	(117,223)
Change in net unrealized appreciation (depreciation)	(494,067)	(141,365)
Net Income (loss)	$(703,317)	$(263,144)

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar, in conjunction with a significant increase in average shares outstanding during the three months ended March 31, 2023.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$222,697,337	$114,167,602
NAV end of period	$144,762,563	$416,799,231
Percentage change in NAV	(35.0)%	265.1%
Shares outstanding beginning of period	9,305,220	1,776,760
Shares outstanding end of period	5,755,220	14,286,760
Percentage change in shares outstanding	(38.2)%	704.1%
Shares created	5,300,000	15,570,000
Shares redeemed	8,850,000	3,060,000
Per share NAV beginning of period	$23.93	$64.26
Per share NAV end of period	$25.15	$29.17
Percentage change in per share NAV	5.1%	(54.6)%
Percentage change in benchmark	(5.4)%	36.6%
Benchmark annualized volatility	30.8%	46.0%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 5,755,220 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 14,286,760 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) the daily performance of the Bloomberg Commodity Balance WTI Crude Oil IndexSM.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.1% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 54.6% for the three months ended March 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 5.4% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 36.6% for the three months ended March 31, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$1,452,572	$(585,973)
Management fee	484,880	492,647
Brokerage commission	65,757	77,056
Futures account fees	—	70,177
Net realized gain (loss)	27,614,767	(106,482,101)
Change in net unrealized appreciation (depreciation)	10,956,230	1,929,042
Net Income (loss)	$40,023,569	$(105,139,032)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the three months ended March 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$134,109,520	$242,145,130
NAV end of period	$146,981,760	$250,340,837
Percentage change in NAV	9.6%	3.4%
Shares outstanding beginning of period	4,966,856	978,742
Shares outstanding end of period	2,066,856	3,868,619
Percentage change in shares outstanding	(58.4)%	295.3%
Shares created	7,250,000	4,640,000
Shares redeemed	10,150,000	1,750,123
Per share NAV beginning of period	$27.00	$247.40
Per share NAV end of period	$71.11	$64.71
Percentage change in per share NAV	163.4%	(73.9)%
Percentage change in benchmark	(50.4)%	58.4%
Benchmark annualized volatility	78.6%	72.9%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 4,966,856 outstanding Shares at December 31, 2022 to 2,066,856 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 978,742 outstanding Shares at December 31, 2021 to 3,868,619 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 163.4% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 73.9% for the three months ended March 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 50.4% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 58.4% for the three months ended March 31, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$650,640	$(837,419)
Management fee	296,862	542,364
Brokerage commission	209,641	220,951
Futures account fees	29,609	129,929
Net realized gain (loss)	183,405,966	(114,724,308)
Change in net unrealized appreciation (depreciation)	(44,959,798)	(87,787,071)
Net Income (loss)	$139,096,808	$(203,348,798)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of Henry Hub Natural Gas, during the three months ended March 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$75,113,179	$54,263,045
NAV end of period	$59,537,260	$50,498,084
Percentage change in NAV	(20.7)%	(6.9)%
Shares outstanding beginning of period	2,550,000	2,100,000
Shares outstanding end of period	2,050,000	1,850,000
Percentage change in shares outstanding	(19.6)%	(11.9)%
Shares created	100,000	50,000
Shares redeemed	600,000	300,000
Per share NAV beginning of period	$29.46	$25.84
Per share NAV end of period	$29.04	$27.30
Percentage change in per share NAV	(1.4)%	5.6%
Percentage change in benchmark	1.31%	(2.8)%
Benchmark annualized volatility	9.21%	8.6%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 2,050,000 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,100,000 outstanding Shares at December 31, 2021 to 1,850,000 outstanding Shares at March 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 5.6% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 1.31% for the three months ended March 31, 2023, as compared to the benchmark’s decline of 2.8% for the three months ended March 31, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$485,552	$(102,051)
Management fee	161,568	117,456
Net realized gain (loss)	(1,407,311)	2,753,108
Change in net unrealized appreciation (depreciation)	141,211	268,741
Net Income (loss)	$(780,548)	$2,919,798

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2023.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$15,456,037	$26,859,844
NAV end of period	$16,049,273	$32,598,451
Percentage change in NAV	3.8%	21.4%
Shares outstanding beginning of period	496,977	846,977
Shares outstanding end of period	596,977	1,196,977
Percentage change in shares outstanding	20.1%	41.3%
Shares created	300,000	450,000
Shares redeemed	200,000	100,000
Per share NAV beginning of period	$31.10	$31.71
Per share NAV end of period	$26.88	$27.23
Percentage change in per share NAV	(13.6)%	(14.1)%
Percentage change in benchmark	8.1%	6.6%
Benchmark annualized volatility	15.7%	17.3%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 496,977 outstanding Shares at December 31, 2022 to 596,977 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 846,977 outstanding Shares at December 31, 2021 to 1,196,977 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.6% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 14.1% for the three months ended March 31, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 8.1% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 6.6% for the three months ended March 31, 2022, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$94,828	$(61,130)
Management fee	36,373	66,138
Brokerage commission	1,361	2,811
Futures account fees	—	1,866
Net realized gain (loss)	(1,030,881)	(6,308,669)
Change in net unrealized appreciation (depreciation)	(655,702)	2,028,779
Net Income (loss)	$(1,591,755)	$(4,341,020)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a greater increase in the value of the futures prices during the three months ended March 31, 2023.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$31,932,799	$26,537,000
NAV end of period	$20,335,691	$23,406,516
Percentage change in NAV	(36.3)%	(11.8)%
Shares outstanding beginning of period	1,641,329	991,329
Shares outstanding end of period	1,091,329	1,091,329
Percentage change in shares outstanding	(33.5)%	10.1%
Shares created	650,000	1,100,000
Shares redeemed	1,200,000	1,000,000
Per share NAV beginning of period	$19.46	$26.77
Per share NAV end of period	$18.63	$21.45
Percentage change in per share NAV	(4.2)%	(19.9)%
Percentage change in benchmark	0.8%	7.5%
Benchmark annualized volatility	27.6%	31.9%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,641,329 outstanding Shares at December 31, 2022 to 1,091,329 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended March 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 991,329 outstanding Shares at December 31, 2021 to 1,091,329 outstanding Shares at March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.2% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV decrease of 19.9% for the three months ended March 31, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s rise of 0.8% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 7.5% for the three months ended March 31, 2022, can be attributed to a lesser increase in the value of the silver futures contracts during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$134,207	$(60,608)
Management fee	60,168	60,953
Brokerage commission	5,703	5,301
Futures account fees	—	3,274
Net realized gain (loss)	2,713,623	(7,373,936)
Change in net unrealized appreciation (depreciation)	(1,183,236)	1,789,652
Net Income (loss)	$1,664,594	$(5,644,892)

The Fund’s net income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a lesser increase in the value of futures prices during the three months ended March 31, 2023.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$21,397,736	$24,840,784
NAV end of period	$25,111,818	$27,726,701
Percentage change in NAV	17.4%	11.6%
Shares outstanding beginning of period	398,580	598,580
Shares outstanding end of period	448,580	598,580
Percentage change in shares outstanding	12.5%	—%
Shares created	200,000	200,000
Shares redeemed	150,000	200,000
Per share NAV beginning of period	$53.68	$41.50
Per share NAV end of period	$55.98	$46.32
Percentage change in per share NAV	4.3%	11.6%
Percentage change in benchmark	(1.16)%	(5.5)%
Benchmark annualized volatility	12.37%	7.1%

During the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 398,580 outstanding Shares at December 31, 2022 to 448,580 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.3% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 11.6% for the three months ended March 31, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 1.16% for the three months ended March 31, 2023, as compared to the benchmark’s decline of 5.5% for the three months ended March 31, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$153,388	$(50,421)
Management fee	50,812	59,820
Net realized gain (loss)	(1,027,976)	1,183,144
Change in net unrealized appreciation (depreciation)	1,859,501	1,438,464
Net Income (loss)	$984,913	$2,571,187

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Short Yen.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$84,014,959	$112,875,680
NAV end of period	$67,306,087	$97,869,914
Percentage change in NAV	(19.9)%	(13.4)%
Shares outstanding beginning of period	2,762,403	3,687,403
Shares outstanding end of period	2,512,403	3,112,403
Percentage change in shares outstanding	(9.1)%	(15.6)%
Shares created	275,000	700,000
Shares redeemed	525,000	1,275,000
Per share NAV beginning of period	$30.41	$30.61
Per share NAV end of period	$26.79	$31.45
Percentage change in per share NAV	(11.9)%	2.7%
Percentage change in benchmark	(11.4)%	3.3%
Benchmark annualized volatility	36.4%	32.8%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,512,403 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,687,403 outstanding Shares at December 31, 2021 to 3,112,403 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.9% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 2.7% for the three months ended March 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 11.4% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 3.3% for the three months ended March 31, 2022, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$477,188	$(252,097)
Management fee	150,123	215,663
Brokerage commission	9,169	24,869
Futures account fees	11,440	35,488
Net realized gain (loss)	(15,820,720)	4,791,497
Change in net unrealized appreciation (depreciation)	4,582,460	(473,835)
Net Income (loss)	$(10,761,072)	$4,065,565

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2023.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
NAV beginning of period	$266,580,320	$269,703,164
NAV end of period	$226,765,204	$404,950,400
Percentage change in NAV	(14.9)%	50.1%
Shares outstanding beginning of period	23,382,826	17,832,826
Shares outstanding end of period	25,107,826	24,382,826
Percentage change in shares outstanding	7.4%	36.7%
Shares created	11,500,000	9,950,000
Shares redeemed	9,775,000	3,400,000
Per share NAV beginning of period	$11.40	$15.12
Per share NAV end of period	$9.03	$16.61
Percentage change in per share NAV	(20.8)%	9.9%
Percentage change in benchmark	(20.3)%	10.2%
Benchmark annualized volatility	68.1%	86.4%

During the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 23,382,826 outstanding Shares at December 31, 2022 to 25,107,826 outstanding Shares at March 31, 2023. By comparison, during the three months ended March 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 17,832,826 outstanding Shares at December 31, 2021 to 24,382,826 outstanding Shares at March 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.8% for the three months ended March 31, 2023, as compared to the Fund’s per Share NAV increase of 9.9% for the three months ended March 31, 2022, was primarily due to deprecation in the value of the assets held by the Fund during the three months ended March 31, 2023.

The benchmark’s decline of 20.3% for the three months ended March 31, 2023, as compared to the benchmark’s rise of 10.2% for the three months ended March 31, 2022, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income (loss)	$1,455,917	$(952,113)
Management fee	517,488	705,691
Brokerage commission	96,497	116,474
Futures account fees	50,659	200,657
Net realized gain (loss)	(46,096,694)	53,734,224
Change in net unrealized appreciation (depreciation)	1,130,026	(13,448,381)
Net Income (loss)	$(43,510,751)	$39,333,730

The Fund’s net income decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in the value of the futures prices during the three months ended March 31, 2023.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2023 and 2022, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2023 and 2022, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2023	4,007	$20.76	1,000	$(83,202,149)
VIX Futures (Cboe)	Short	May 2023	2,915	22.13	1,000	(64,504,578)

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2022	4,910	$23.47	1,000	$(115,232,790)
VIX Futures (Cboe)	Short	May 2022	5,324	24.99	1,000	(133,034,515)

The March 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2023 and 2022, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2023	2,112	$75.80	1,000	$160,089,600
WTI Crude Oil (NYMEX)	Long	December 2023	2,182	73.55	1,000	160,486,100
WTI Crude Oil (NYMEX)	Long	June 2024	2,261	71.23	1,000	161,051,030

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil
Index	Citibank, N.A.	Long	$80.1009	$180,552,235
Bloomberg Commodity Balanced WTI Crude Oil
Index	Goldman Sachs International	Long	80.1009	224,484,374
Bloomberg Commodity Balanced WTI Crude Oil	Morgan Stanley & Co.
Index	International PLC	Long	80.1009	312,723,926
Bloomberg Commodity Balanced WTI Crude Oil
Index	Societe Generale	Long	80.1009	170,398,805
Bloomberg Commodity Balanced WTI Crude Oil
Index	UBS AG	Long	80.1009	253,675,785

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2022	4,115	$98.52	1,000	$405,409,800
WTI Crude Oil (NYMEX)	Long	December 2022	4,724	89.60	1,000	423,270,400
WTI Crude Oil (NYMEX)	Long	June 2023	5,012	84.61	1,000	424,065,320

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$89.7299	$202,256,578
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	89.7299	394,073,711
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	89.7299	350,316,746
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	89.7299	190,882,596
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	89.7299	284,170,376

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 and 2022 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2023 and 2022, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts and swap agreements linked to the Bloomberg Natural Gas SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2023	95,284	$2.22	10,000	$2,111,493,440

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Natural Gas Subindex	Citibank, N.A.	Long	$0.0885	$67,247,193
Bloomberg Natural Gas Subindex	Goldman Sachs International	Long	0.0885	100,389,846
Bloomberg Natural Gas Subindex	UBS AG	Long	0.0885	803,815

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2022	5,149	$5.64	10,000	$290,506,580

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Euro:

As of March 31, 2023 and 2022, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/14/23	8,826,921	1.0680	$9,427,525
Euro	UBS AG	Long	04/14/23	9,821,502	1.0684	10,492,894
Euro	Goldman Sachs International	Short	04/14/23	(308,000)	1.0633	(327,497)
Euro	UBS AG	Short	04/14/23	(2,461,000)	1.0877	(2,676,882)

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/22	4,422,921	1.1082	$4,901,569
Euro	UBS AG	Long	04/08/22	11,991,502	1.1091	13,299,566
Euro	UBS AG	Short	04/08/22	(5,127,000)	1.1044	(5,662,185)

The March 31, 2023 and 2022 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of March 31, 2023 and 2022 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2023	667	$1,986.20	100	$132,479,540

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$209.1875	$115,835,052
Bloomberg Gold Subindex	Goldman Sachs International	Long	209.1875	55,017,986
Bloomberg Gold Subindex	UBS AG	Long	209.1875	98,916,314

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2022	1,871	$1,954.00	100	$365,593,400

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$214.4125	$118,728,333
Bloomberg Gold Subindex	Goldman Sachs International	Long	214.4125	102,600,526
Bloomberg Gold Subindex	UBS AG	Long	214.4125	123,508,801

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 and 2022 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of March 31, 2023 and 2022 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2023	2,879	$24.16	5,000	$347,725,620

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
		Long	$211.9607	$159,299,488
Bloomberg Silver Subindex	Citibank, N.A.	Long	211.9607	177,727,745
Bloomberg Silver Subindex	Goldman Sachs International	Long	211.9607	23,479,523
Bloomberg Silver Subindex	UBS AG	Long	211.9607	149,931,926

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2022	1,351	$25.13	5,000	$169,773,415

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$227.4218	$237,998,246
Bloomberg Silver Subindex	Goldman Sachs International	Long	227.4218	249,395,557
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	227.4218	232,374,365
Bloomberg Silver Subindex	UBS AG	Long	227.4218	227,857,585

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 and 2022 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2023 and 2022, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	21,811	$20.76	1,000	$452,887,966
VIX Futures (Cboe)	Long	May 2023	15,863	22.13	1,000	351,024,396

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	33,482	$23.47	1,000	$785,789,058
VIX Futures (Cboe)	Long	May 2022	36,263	24.99	1,000	906,128,965

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of March 31, 2023 and 2022, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/14/23	1,492,519,517	0.007400	$11,044,802
Yen	UBS AG	Long	04/14/23	1,730,435,856	0.007387	12,782,072
Yen	Goldman Sachs International	Short	04/14/23	(16,977,000)	0.007387	(125,407)
Yen	UBS AG	Short	04/14/23	(577,337,000)	0.007533	(4,348,806)

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/22	321,397,517	0.008653	$2,781,048
Yen	UBS AG	Long	04/08/22	234,765,856	0.008634	2,027,006
Yen	Goldman Sachs International	Short	04/08/22	(6,529,000)	0.008177	(53,386)
Yen	UBS AG	Short	04/08/22	(37,680,000)	0.008411	(316,941)

The March 31, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2023 and 2022, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2023	1,269	$75.80	1,000	$(96,190,200)
WTI Crude Oil (NYMEX)	Short	December 2023	1,312	73.55	1,000	(96,497,600)
WTI Crude Oil (NYMEX)	Short	June 2024	1,359	71.23	1,000	(96,801,570)

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2022	2,737	$98.52	1,000	$(269,649,240)
WTI Crude Oil (NYMEX)	Short	December 2022	3,147	89.60	1,000	(281,971,200)
WTI Crude Oil (NYMEX)	Short	June 2023	3,339	84.61	1,000	(282,512,790)

The March 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2023 and 2022, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2023	13,265	$2.22	10,000	$(293,952,400)

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2022	8,883	$5.64	10,000	$(501,178,860)

The March 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2023 and 2022, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/14/23	13,747,000	1.0724	$14,742,763
Euro	UBS AG	Long	04/14/23	21,381,000	1.0781	23,050,631
Euro	Goldman Sachs International	Short	04/14/23	(71,345,263)	1.0673	(76,146,038)
Euro	UBS AG	Short	04/14/23	(73,465,199)	1.0668	(78,376,112)

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/08/22	13,916,000	1.1059	$15,390,379
Euro	Goldman Sachs International	Short	04/08/22	(46,280,263)	1.1082	(51,288,713)
Euro	UBS AG	Short	04/08/22	(58,998,199)	1.1072	(65,320,957)

The March 31, 2023 and 2022 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of March 31, 2023 and 2022 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2023	76	$1,986.20	100	$(15,095,120)

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$209.1875	$(3,932,159)
Bloomberg Gold Subindex	Goldman Sachs International	Short	209.1875	(5,153,543)
Bloomberg Gold Subindex	UBS AG	Short	209.1875	(7,971,123)

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2022	134	$1,954.00	100	$(26,183,600)

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$214.4125	$(16,074,140)
Bloomberg Gold Subindex	Goldman Sachs International	Short	214.4125	(10,515,819)
Bloomberg Gold Subindex	UBS AG	Short	214.4125	(12,574,684)

The March 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of March 31, 2023 and 2022 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2023	137	$24.16	5,000	$(16,546,860)

Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$211.9607	$(2,858,231)
Bloomberg Silver Subindex	Goldman Sachs International	Short	211.9607	(10,412,145)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	211.9607	(8,232,766)
Bloomberg Silver Subindex	UBS AG	Short	211.9607	(2,632,575)

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2022	167	$25.13	5,000	$(20,986,055)

Swap Agreements as of March 31, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$227.4218	$(3,066,720)
Bloomberg Silver Subindex	Goldman Sachs International	Short	227.4218	(11,171,645)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	227.4218	(8,833,290)
Bloomberg Silver Subindex	UBS AG	Short	227.4218	(2,824,603)

The March 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of March 31, 2023 and 2022, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/14/23	1,438,381,000	0.007577	$10,898,111
Yen	UBS AG	Long	04/14/23	1,461,674,000	0.007452	10,891,748
Yen	Goldman Sachs International	Short	04/14/23	(4,075,246,165)	0.007410	(30,197,307)
Yen	UBS AG	Short	04/14/23	(5,475,162,574)	0.007421	(40,629,712)

Foreign Currency Forward Contracts as of March 31, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/08/22	2,874,020,000	0.008228	$23,648,854
Yen	Goldman Sachs International	Short	04/08/22	(1,973,114,165)	0.008595	(16,958,793)
Yen	UBS AG	Short	04/08/22	(7,652,928,574)	0.008428	(64,498,778)

The March 31, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2023 and 2022, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	545	$23.59	1,000	$12,858,785
VIX Futures (Cboe)	Long	August 2023	942	23.70	1,000	22,324,458
VIX Futures (Cboe)	Long	September 2023	942	23.99	1,000	22,599,428
VIX Futures (Cboe)	Long	October 2023	396	24.05	1,000	9,523,800

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	593	$26.11	1,000	$15,480,562
VIX Futures (Cboe)	Long	August 2022	1,235	26.25	1,000	32,424,802
VIX Futures (Cboe)	Long	September 2022	1,235	26.60	1,000	32,852,729
VIX Futures (Cboe)	Long	October 2022	642	26.86	1,000	17,245,083

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of March 31, 2023 and 2022, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	6,151	$20.76	1,000	$127,720,594
VIX Futures (Cboe)	Long	May 2023	4,474	22.13	1,000	99,002,909

Futures Positions as of March 31, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2022	8,017	$23.47	1,000	$188,150,973
VIX Futures (Cboe)	Long	May 2022	8,681	24.99	1,000	216,918,224

The March 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -2x, 1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2 - Significant Accounting Policies - Final Net Asset Value for Fiscal Period”), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning are creation/redemption activity and index rebalances.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2023, the Trust is not a party to any material legal proceedings.

Item 1A. Risk Factors.

Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust

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

Extreme market volatility and economic turbulence in the first part of 2020 has led to FCMs increasing margin requirements for certain futures contracts, including nearer-dated WTI crude oil and other oil futures contracts. Some FCMs may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Oil Funds are subject to increased margin requirements, they will incur increased costs and may not be able to achieve desired exposure. The Oil Funds may not be able to achieve their investment objective if they become subject to heightened margin requirements or trading limitations.

Natural Disasters and Public Health Disruptions, such as the COVID-19 Pandemic, May Have a Significant Negative Impact on the Performance of Each Fund.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, COVID-19 including its variants), have been and may continue to be highly disruptive to economies and markets. These conditions have led, and may continue to lead, to increased or extreme market volatility, illiquidity and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks, and result in significant breakdowns, delays, shutdowns, social isolation, civil unrest, periods of high unemployment, shortages in and disruptions to the medical care and consumer goods and services industries, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. To attempt to curb the spread of COVID-19, federal, state, and local governments introduced various forms of vaccine and mask mandates, lockdowns, curfews, and other policy initiatives. However, several of the federal mandates were rolled back or eliminated entirely due to actions taken within the courts. In response to COVID’s shock to the labor market and economy overall. The government drastically increased its federal spending for COVID-related relief packages, which came in the form of increases in unemployment insurance and stimulus packages. A climate of uncertainty and panic, including the contagion of infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability potential investment opportunities and accuracy of economic projections. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause extreme market volatility, illiquidity, exchange trading suspensions and market closures. For example, market factors may adversely affect the price and liquidity of the Funds’ investments and potentially increase margins and collateral requirements in ways that have a significant negative impact on Fund performance r make it difficult, or impossible, for a Fund to achieve its investment objective. Under these circumstances, a Fund could have difficulty finding counterparties to transactions, entering or exiting positions at favorable prices and could incur significant losses. Further, Fund counterparties may close out positions with the Funds without notice, at unfavorable times or unfavorable prices, or may choose to transaction on a more limited basis (or not at all). In such cases, it may be difficult or impossible for a Fund to achieve the desired investment exposure with its investment objective. These conditions also can impact the ability of the Funds to complete creation and redemption transactions and disrupt Fund trading in the secondary market.

The outbreak of COVID-19 (including any variants), or any future epidemic or pandemic similar to COVID-19, SARS, H1N1, or MERS, could have a significant adverse impact on the Funds and their investments, could adversely affect the Funds’ ability to fulfill its investment objectives, and could result in significant losses to the Funds. The extent of the impact of any outbreak on the performance of the Funds and their investments depend on many factors, including the duration and scope of such outbreak, the development and distribution of treatments and vaccines for viruses such as COVID-19, the extent of any such outbreak’s disruption to important global, regional and local supply chains and economic markets, and the impact of such outbreak on overall supply and demand, investor liquidity, consumer confidence and levels of economic activity, all of which are highly uncertain and cannot be predicted.

Additionally, public health issues, war (such as the war between Russia and Ukraine), military conflicts, sanctions, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	2,200,000	$62.86
	02/01/23 to 02/28/23	1,050,000	$64.50
	03/01/23 to 03/31/23	350,000	$63.64
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	3,100,000	$29.90
	02/01/23 to 02/28/23	3,700,000	$28.81
	03/01/23 to 03/31/23	10,100,000	$25.61
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	7,350,000	$10.61
	02/01/23 to 02/28/23	57,800,000	$6.16
	03/01/23 to 03/31/23	37,500,000	$6.27
ProShares Ultra Euro
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	—	$—
	02/01/23 to 02/28/23	300,000	$11.52
	03/01/23 to 03/31/23	100,000	$11.62
ProShares Ultra Gold
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	50,000	$61.88
	02/01/23 to 02/28/23	150,000	$55.99
	03/01/23 to 03/31/23	150,000	$56.97

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra Silver
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	500,000	$31.11
	02/01/23 to 02/28/23	100,000	$26.65
	03/01/23 to 03/31/23	550,000	$26.07
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	850,000	$5.73
	02/01/23 to 02/28/23	10,600,000	$5.27
	03/01/23 to 03/31/23	49,450,000	$6.07
ProShares Ultra Yen
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	50,000	$34.84
	02/01/23 to 02/28/23	50,000	$32.27
	03/01/23 to 03/31/23	50,000	$33.07
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	1,450,000	$26.37
	02/01/23 to 02/28/23	2,850,000	$25.33
	03/01/23 to 03/31/23	4,550,000	$28.86
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	5,200,000	$40.04
	02/01/23 to 02/28/23	2,050,000	$63.09
	03/01/23 to 03/31/23	2,900,000	$58.90
ProShares UltraShort Euro
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	50,000	$30.02
	02/01/23 to 02/28/23	350,000	$29.68
	03/01/23 to 03/31/23	200,000	$29.48
ProShares UltraShort Gold
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	—	$—
	02/01/23 to 02/28/23	150,000	$30.85
	03/01/23 to 03/31/23	50,000	$30.89
ProShares UltraShort Silver
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	300,000	$19.36
	02/01/23 to 02/28/23	750,000	$23.64
	03/01/23 to 03/31/23	150,000	$24.06
ProShares UltraShort Yen
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	50,000	$54.92
	02/01/23 to 02/28/23	—	$—
	03/01/23 to 03/31/23	100,000	$56.81
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	175,000	$27.45
	02/01/23 to 02/28/23	275,000	$25.96
	03/01/23 to 03/31/23	75,000	$26.18
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/23 to 01/31/23	1,650,000	$10.68
	02/01/23 to 02/28/23	2,200,000	$9.71
	03/01/23 to 03/31/23	5,925,000	$11.04

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.
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
Date: May 8, 2023

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: May 8, 2023