Form 10-Q
period 2023-06-30
ProShares Trust II
filed 2023-08-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2023.
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
4
, 2023, the registrant had 108,589,214 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,711,485 and $144,283,581, respectively)	$89,727,034	$144,307,676
Cash	62,993,244	6,852,395
Segregated cash balances with brokers for futures contracts	110,594,314	127,094,546
Receivable on open futures contracts	18,825,539	67,086,947
Interest receivable	432,544	475,930

Total assets	282,572,675	345,817,494

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,861,814
Brokerage commissions and futures account fees payable	8,756	21,576
Payable to Sponsor	210,652	342,466

Total liabilities	219,408	6,225,856

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	282,353,267	339,591,638

Total liabilities and shareholders’ equity	$282,572,675	$345,817,494

Shares outstanding	3,334,307	5,784,307

Net asset value per share	$84.68	$58.71

Market value per share (Note 2)	$84.68	$58.68

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.132% due 07/06/23	$15,000,000	$14,993,694
4.959% due 07/13/23	25,000,000	24,964,895
5.104% due 08/01/23	25,000,000	24,897,695
4.972% due 08/08/23	25,000,000	24,870,750

Total short-term U.S. government and agency obligations
(cost $89,711,485)		$89,727,034

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires July 2023	5,241	$78,672,651	$21,799,615
VIX Futures - Cboe, expires August 2023	3,810	62,485,143	2,129,590

			$23,929,205

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIO
NS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$2,437,210	$225,134	$4,546,332	$319,477

Expenses
Management fee	617,036	1,034,361	1,182,813	2,020,898
Brokerage commissions	123,422	177,552	249,925	365,250
Futures account fees	—	107,221	—	324,251

Total expenses	740,458	1,319,134	1,432,738	2,710,399

Net investment income (loss)	1,696,752	(1,094,000)	3,113,594	(2,390,922)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	65,228,142	(13,029,194)	94,832,290	(54,129,808)
Short-term U.S. government and agency obligations	(25,811)	(76,018)	(25,811)	(86,512)

Net realized gain (loss)	65,202,331	(13,105,212)	94,806,479	(54,216,320)

Change in net unrealized appreciation (depreciation) on
Futures contracts	9,658,017	(34,466,848)	12,836,824	(29,757,664)
Short-term U.S. government and agency obligations	15,084	(40,932)	(8,546)	(452,209)

Change in net unrealized appreciation (depreciation)	9,673,101	(34,507,780)	12,828,278	(30,209,873)

Net realized and unrealized gain (loss)	74,875,432	(47,612,992)	107,634,757	(84,426,193)

Net income (loss)	$76,572,184	$(48,706,992)	$110,748,351	$(86,817,115)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$295,340,393	$495,588,849	$339,591,638	$423,812,594

Addition of 550,000, 1,600,000, 3,000,000 and 4,600,000 shares, respectively	38,020,154	75,921,860	185,319,488	232,437,331
Redemption of 1,850,000, 2,300,000, 5,450,000 and 3,100,000 shares, respectively	(127,579,464)	(119,158,761)	(353,306,210)	(165,787,854)

Net addition (redemption) of (1,300,000), (700,000), (2,450,000) and 1,500,000 shares, respectively	(89,559,310)	(43,236,901)	(167,986,722)	66,649,477

Net investment income (loss)	1,696,752	(1,094,000)	3,113,594	(2,390,922)
Net realized gain (loss)	65,202,331	(13,105,212)	94,806,479	(54,216,320)
Change in net unrealized appreciation (depreciation)	9,673,101	(34,507,780)	12,828,278	(30,209,873)

Net income (loss)	76,572,184	(48,706,992)	110,748,351	(86,817,115)

Shareholders’ equity, end of period	$282,353,267	$403,644,956	$282,353,267	$403,644,956

See ac
comp
anying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$110,748,351	$(86,817,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(278,358,687)	(569,767,938)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	334,826,194	565,832,801
Net amortization and accretion on short-term U.S. government and agency obligations	(1,921,222)	(206,220)
Net realized (gain) loss on investments	25,811	86,512
Change in unrealized (appreciation) depreciation on investments	8,546	452,209
Decrease (Increase) in receivable on open futures contracts	48,261,408	(6,253,293)
Decrease (Increase) in interest receivable	43,386	(73,181)
Increase (Decrease) in payable to Sponsor	(131,814)	(2,886)
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,820)	(92,191)
Increase (Decrease) in payable on open futures contracts	—	1,735,890

Net cash provided by (used in) operating activities	213,489,153	(95,105,412)

Cash flow from financing activities
Proceeds from addition of shares	185,319,488	232,437,331
Payment on shares redeemed	(359,168,024)	(171,912,984)

Net cash provided by (used in) financing activities	(173,848,536)	60,524,347

Net increase (decrease) in cash	39,640,617	(34,581,065)
Cash, beginning of period	133,946,941	183,010,984

Cash, end of period	$173,587,558	$148,429,919

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $413,892,685 and $313,413,683, respectively)	$413,997,952	$313,465,007
Cash	67,718,783	224,296,858
Segregated cash balances with brokers for futures contracts	75,508,570	76,813,658
Segregated cash balances with brokers for swap agreements	182,681,745	175,489,745
Unrealized appreciation on swap agreements	—	74,159,577
Receivable on open futures contracts	2,846,634	8,466,027
Interest receivable	449,770	618,549

Total assets	743,203,454	873,309,421

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,186,903	13,545,014
Payable on open futures contracts	1,541,204	—
Brokerage commissions and futures account fees payable	7,646	7,154
Payable to Sponsor	581,092	662,979
Unrealized depreciation on swap agreements	1,692,241	—

Total liabilities	5,009,086	14,215,147

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	738,194,368	859,094,274

Total liabilities and shareholders’ equity	$743,203,454	$873,309,421

Shares outstanding (Note 1)	31,093,096	28,393,096

Net asset value per share (Note 1)	$23.74	$30.26

Market value per share (Note 1) (Note 2)	$23.65	$30.31

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(56% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.132% due 07/06/23 †	$100,000,000	$99,957,960
4.959% due 07/13/23 †	40,000,000	39,943,832
5.242% due 07/18/23 †	100,000,000	99,789,580
5.251% due 07/25/23	75,000,000	74,769,690
5.104% due 08/01/23	50,000,000	49,795,390
4.972% due 08/08/23 †	50,000,000	49,741,500

Total short-term U.S. government and agency obligations
(cost $413,892,685)		$413,997,952

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil - NYMEX, expires September 2023	2,315	$163,855,700	$534,428
WTI Crude Oil - NYMEX, expires December 2023	2,393	168,467,200	3,955,084
WTI Crude Oil - NYMEX, expires June 2024	2,478	171,031,560	4,928,794

			$9,418,306

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/06/23	$172,685,565	$(303,753)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/23	214,703,580	(377,662)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/23	179,707,950	(316,105)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/06/23	162,974,521	(275,938)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/06/23	242,623,120	(418,783)

			Total Unrealized Depreciation	$(1,692,241)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$5,878,092	$1,264,011	$11,886,000	$1,572,891

Expenses
Management fee	1,744,998	3,098,904	3,619,616	6,183,716
Brokerage commissions	94,303	140,210	188,647	335,751
Futures account fees	—	109,601	—	362,288

Total expenses	1,839,301	3,348,715	3,808,263	6,881,755

Net investment income (loss)	4,038,791	(2,084,704)	8,077,737	(5,308,864)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	29,371,809	244,497,710	40,205,833	510,907,542
Swap agreements	(105,727,226)	118,798,382	(30,780,823)	651,811,620
Short-term U.S. government and agency obligations	(59,378)	(4,653)	(59,378)	(7,789)

Net realized gain (loss)	(76,414,795)	363,291,439	9,365,632	1,162,711,373

Change in net unrealized appreciation (depreciation) on
Futures contracts	(20,075,857)	(187,136,364)	(16,873,410)	(89,000,726)
Swap agreements	65,510,145	(24,001,881)	(75,851,818)	(216,215,448)
Short-term U.S. government and agency obligations	104,869	(405,864)	53,943	(991,922)

Change in net unrealized appreciation (depreciation)	45,539,157	(211,544,109)	(92,671,285)	(306,208,096)

Net realized and unrealized gain (loss)	(30,875,638)	151,747,330	(83,305,653)	856,503,277

Net income (loss)	$(26,836,847)	$149,662,626	$(75,227,916)	$851,194,413

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$811,668,456	$1,336,980,685	$859,094,274	$1,103,783,570

Addition of 15,550,000, 1,700,000, 34,650,000 and 10,300,000 shares, respectively (Note 1)	353,363,209	72,419,653	812,713,784	402,736,686
Redemption of 15,050,000, 11,450,000, 31,950,000 and 36,050,000 shares, respectively (Note 1)	(400,000,450)	(498,195,726)	(858,385,774)	(1,296,847,431)

Net addition (redemption) of 500,000, (9,750,000) , 2,700,000 and (25,750,000) shares, respectively (Note 1)	(46,637,241)	(425,776,073)	(45,671,990)	(894,110,745)

Net investment income (loss)	4,038,791	(2,084,704)	8,077,737	(5,308,864)
Net realized gain (loss)	(76,414,795)	363,291,439	9,365,632	1,162,711,373
Change in net unrealized appreciation (depreciation)	45,539,157	(211,544,109)	(92,671,285)	(306,208,096)

Net income (loss)	(26,836,847)	149,662,626	(75,227,916)	851,194,413

Shareholders’ equity, end of period	$738,194,368	$1,060,867,238	$738,194,368	$1,060,867,238

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(75,227,916)	$851,194,413
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(8,286,191,814)	(4,782,347,856)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	8,193,611,806	5,104,987,142
Net amortization and accretion on short-term U.S. government and agency obligations	(7,958,372)	(1,304,714)
Net realized (gain) loss on investments	59,378	7,789
Change in unrealized (appreciation) depreciation on investments	75,797,875	217,207,370
Decrease (Increase) in receivable on open futures contracts	5,619,393	—
Decrease (Increase) in interest receivable	168,779	(210,318)
Increase (Decrease) in payable to Sponsor	(81,887)	174,702
Increase (Decrease) in brokerage commissions and futures account fees payable	492	(12,077)
Increase (Decrease) in payable on open futures contracts	1,541,204	(4,104,319)

Net cash provided by (used in) operating activities	(92,661,062)	1,385,592,132

Cash flow from financing activities
Proceeds from addition of shares	812,713,784	402,736,686
Payment on shares redeemed	(870,743,885)	(1,276,766,479)

Net cash provided by (used in) financing activities	(58,030,101)	(874,029,793)

Net increase (decrease) in cash	(150,691,163)	511,562,339
Cash, beginning of period	476,600,261	217,287,389

Cash, end of period	$325,909,098	$728,849,728

See accompanying notes to financial statements.

1
0

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $298,722,860 and $263,209,299, respectively)	$298,783,390	$263,260,158
Cash	193,070,994	13,689,494
Segregated cash balances with brokers for futures contracts	405,057,584	163,045,170
Segregated cash balances with brokers for swap agreements	83,160,000	—
Unrealized appreciation on swap agreements	46,088,257	—
Receivable on open futures contracts	117,556,776	149,650,221
Interest receivable	1,694,276	653,922

Total assets	1,145,411,277	590,298,965

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,473,947	1,826,653
Payable on open futures contracts	—	1,835,443
Brokerage commissions and futures account fees payable	69,389	35,242
Payable to Sponsor	846,663	450,514

Total liabilities	4,389,999	4,147,852

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,141,021,278	586,151,113

Total liabilities and shareholders’ equity	$1,145,411,277	$590,298,965

Shares outstanding (Note 1)	16,421,876	1,614,376

Net asset value per share (Note 1)	$69.48	$363.08

Market value per share (Note 1) (Note 2)	$68.99	$355.60

See accompanying notes to financial statements.

1
1

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.242% due 07/18/23	$100,000,000	$99,789,580
5.104% due 08/01/23	50,000,000	49,795,390
4.972% due 08/08/23	50,000,000	49,741,500
5.161% due 08/10/23	100,000,000	99,456,920

Total short-term U.S. government and agency obligations
(cost $298,722,860)		$298,783,390

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Natural Gas - NYMEX, expires September 2023	71,349	$1,979,221,260	$248,335,437
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Natural Gas Subindex	0.50%	07/06/23	$148,091,216	$22,537,665
Swap agreement with Goldman Sachs International based on Bloomberg Natural Gas Subindex	0.50	07/06/23	101,183,890	15,398,946
Swap agreement with Societe General based on Bloomberg Natural Gas Subindex	0.32	07/06/23	52,717,728	8,028,280
Swap agreement with UBS AG based on Bloomberg Natural Gas Subindex	0.35	07/06/23	810,173	123,366

			Total Unrealized Appreciation	$46,088,257

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

1
2

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$8,866,705	$146,470	$17,825,228	$186,051

Expenses
Management fee	2,588,571	534,624	4,916,981	931,234
Brokerage commissions	1,145,371	114,706	2,098,150	203,158
Futures account fees	211,785	63,213	399,478	134,330

Total expenses	3,945,727	712,543	7,414,609	1,268,722

Net investment income (loss)	4,920,978	(566,073)	10,410,619	(1,082,671)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(539,203,219)	164,990,694	(1,639,994,302)	241,211,382
Swap agreements	(77,680,050)	—	(38,520,261)	—
Short-term U.S. government and agency obligations	(3,646)	—	(7,216)	(3,452)

Net realized gain (loss)	(616,886,915)	164,990,694	(1,678,521,779)	241,207,930

Change in net unrealized appreciation (depreciation) on
Futures contracts	572,850,724	(271,251,560)	558,949,406	(186,220,796)
Swap agreements	85,176,576	—	46,088,257	—
Short-term U.S. government and agency obligations	29,724	(36,909)	9,671	(199,929)

Change in net unrealized appreciation (depreciation)	658,057,024	(271,288,469)	605,047,334	(186,420,725)

Net realized and unrealized gain (loss)	41,170,109	(106,297,775)	(1,073,474,445)	54,787,205

Net income (loss)	$46,091,087	$(106,863,848)	$(1,063,063,826)	$53,704,534

See accompanying notes to financial statements.

1
3

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$1,139,983,773	$145,069,486	$586,151,113	$193,892,178

Addition of 13,792,500, 325,000, 32,765,000 and 455,000 shares, respectively (Note 1)	814,876,179	549,486,344	3,160,825,013	637,366,699
Redemption of 12,825,000, 217,500, 17,957,500 and 597,500 shares, respectively (Note 1)	(859,929,761)	(400,394,140)	(1,542,891,022)	(697,665,569)

Net addition (redemption) of 967,500, 107,500, 14,807,500 and (142,500) shares, respectively (Note 1)	(45,053,582)	149,092,204	1,617,933,991	(60,298,870)

Net investment income (loss)	4,920,978	(566,073)	10,410,619	(1,082,671)
Net realized gain (loss)	(616,886,915)	164,990,694	(1,678,521,779)	241,207,930
Change in net unrealized appreciation (depreciation)	658,057,024	(271,288,469)	605,047,334	(186,420,725)

Net income (loss)	46,091,087	(106,863,848)	(1,063,063,826)	53,704,534

Shareholders’ equity, end of period	$1,141,021,278	$187,297,842	$1,141,021,278	$187,297,842

See accompanying notes to financial statements.

1
4

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(1,063,063,826)	$53,704,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(10,025,950,123)	(520,892,453)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	9,997,363,885	505,991,302
Net amortization and accretion on short-term U.S. government and agency obligations	(6,934,539)	(119,696)
Net realized (gain) loss on investments	7,216	3,452
Change in unrealized (appreciation) depreciation on investments	(46,097,928)	199,929
Decrease (Increase) in receivable on open futures contracts	32,093,445	20,455,330
Decrease (Increase) in interest receivable	(1,040,354)	(38,738)
Increase (Decrease) in payable to Sponsor	396,149	68,086
Increase (Decrease) in brokerage commissions and futures account fees payable	34,147	(57,121)
Increase (Decrease) in payable on open futures contracts	(1,835,443)	26,800,768

Net cash provided by (used in) operating activities	(1,115,027,371)	86,115,393

Cash flow from financing activities
Proceeds from addition of shares	3,160,825,013	638,028,828
Payment on shares redeemed	(1,541,243,728)	(691,677,317)

Net cash provided by (used in) financing activities	1,619,581,285	(53,648,489)

Net increase (decrease) in cash	504,553,914	32,466,904
Cash, beginning of period	176,734,664	54,135,725

Cash, end of period	$681,288,578	$86,602,629

See accompanying notes to financial statements.

1
5

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$6,440,727	$9,156,418
Segregated cash balances with brokers for foreign currency forward contracts	833,000	1,103,000
Unrealized appreciation on foreign currency forward contracts	241,390	514,115
Interest receivable	28,208	40,421

Total assets	7,543,325	10,813,954

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	6,188	10,833
Unrealized depreciation on foreign currency forward contracts	1,702	98,459

Total liabilities	7,890	109,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,535,435	10,704,662

Total liabilities and shareholders’ equity	$7,543,325	$10,813,954

Shares outstanding	650,000	950,000

Net asset value per share	$11.59	$11.27

Market value per share (Note 2)	$11.61	$11.26

See accompanying notes to financial statements.

1
6

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/14/23	7,784,921	$8,501,340	$129,303
Euro with UBS AG	07/14/23	7,204,502	7,867,506	112,087

			Total Unrealized Appreciation	$241,390

Contracts to Sell
Euro with Goldman Sachs International	07/14/23	(93,000)	$(101,558)	$(197)
Euro with UBS AG	07/14/23	(1,152,000)	(1,258,014)	(1,505)

			Total Unrealized Depreciation	$(1,702)

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

1
7

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$88,182	$6,522	$185,419	$11,109

Expenses
Management fee	19,851	15,037	44,097	35,315

Total expenses	19,851	15,037	44,097	35,315

Net investment income (loss)	68,331	(8,515)	141,322	(24,206)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	78,291	(446,365)	358,570	(887,395)
Short-term U.S. government and agency obligations	—	—	—	(5,949)

Net realized gain (loss)	78,291	(446,365)	358,570	(893,344)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(79,023)	(282,077)	(175,968)	(415,047)
Short-term U.S. government and agency obligations	—	787	—	(4,668)

Change in net unrealized appreciation (depreciation)	(79,023)	(281,290)	(175,968)	(419,715)

Net realized and unrealized gain (loss)	(732)	(727,655)	182,602	(1,313,059)

Net income (loss)	$67,599	$(736,170)	$323,924	$(1,337,265)

See accompanying notes to financial statements.

1
8

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$8,616,433	$6,236,982	$10,704,662	$8,659,095

Addition of –, 450,000, 200,000 and 550,000 shares, respectively	—	5,052,555	2,296,437	6,368,822
Redemption of 100,000, 100,000, 500,000 and 350,000 shares, respectively	(1,148,597)	(1,137,741)	(5,789,588)	(4,275,026)

Net addition (redemption) of (100,000), 350,000, (300,000) and 200,000 shares, respectively	(1,148,597)	3,914,814	(3,493,151)	2,093,796

Net investment income (loss)	68,331	(8,515)	141,322	(24,206)
Net realized gain (loss)	78,291	(446,365)	358,570	(893,344)
Change in net unrealized appreciation (depreciation)	(79,023)	(281,290)	(175,968)	(419,715)

Net income (loss)	67,599	(736,170)	323,924	(1,337,265)

Shareholders’ equity, end of period	$7,535,435	$9,415,626	$7,535,435	$9,415,626

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$323,924	$(1,337,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(5,984,289)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	2,290,249
Net amortization and accretion on short-term U.S. government and agency obligations	—	(9,602)
Net realized (gain) loss on investments	—	5,949
Change in unrealized (appreciation) depreciation on investments	175,968	419,715
Decrease (Increase) in interest receivable	12,213	(1,382)
Increase (Decrease) in payable to Sponsor	(4,645)	2,121

Net cash provided by (used in) operating activities	507,460	(4,614,504)

Cash flow from financing activities
Proceeds from addition of shares	2,296,437	6,368,822
Payment on shares redeemed	(5,789,588)	(4,275,026)

Net cash provided by (used in) financing activities	(3,493,151)	2,093,796

Net increase (decrease) in cash	(2,985,691)	(2,520,708)
Cash, beginning of period	10,259,418	7,582,458

Cash, end of period	$7,273,727	$5,061,750

See accompanying notes to financial statements.

2
0

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $134,680,616 and $129,100,287, respectively)	$134,714,723	$129,123,489
Cash	15,660,964	16,568,417
Segregated cash balances with brokers for futures contracts	4,415,600	2,611,350
Segregated cash balances with brokers for swap agreements	32,723,000	18,730,000
Unrealized appreciation on swap agreements	—	6,496,466
Receivable on open futures contracts	496,067	8,169
Interest receivable	107,021	126,595

Total assets	188,117,375	173,664,486

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	147,761	140,350
Unrealized depreciation on swap agreements	7,053,083	—

Total liabilities	7,200,844	140,350

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	180,916,531	173,524,136

Total liabilities and shareholders’ equity	$188,117,375	$173,664,486

Shares outstanding	3,100,000	3,150,000

Net asset value per share	$58.36	$55.09

Market value per share (Note 2)	$58.24	$55.27

See accompanying notes to financial statements.

2
1

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.132% due 07/06/23 †	$50,000,000	$49,978,980
4.959% due 07/13/23 †	20,000,000	19,971,916
5.242% due 07/18/23	15,000,000	14,968,437
5.104% due 08/01/23 †	50,000,000	49,795,390

Total short-term U.S. government and agency obligations
(cost $134,680,616)		$134,714,723

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Gold Futures - COMEX, expires August 2023	530	$102,258,200	$(5,385,731)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/23	$111,454,930	$(3,028,491)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/06/23	52,937,566	(1,438,439)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/23	95,175,948	(2,586,153)

			Total Unrealized Depreciation	$(7,053,083)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

2
2

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$1,983,196	$319,154	$3,632,210	$414,267

Expenses
Management fee	474,261	716,148	901,375	1,387,563
Brokerage commissions	6,925	14,064	15,540	35,723
Futures account fees	—	8,664	—	28,169

Total expenses	481,186	738,876	916,915	1,451,455

Net investment income (loss)	1,502,010	(419,722)	2,715,295	(1,037,188)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,160,588	(28,896,339)	7,921,167	(8,706,319)
Swap agreements	12,035,981	(29,004,744)	20,075,298	8,623,832
Short-term U.S. government and agency obligations	(28,462)	—	(28,462)	—

Net realized gain (loss)	17,168,107	(57,901,083)	27,968,003	(82,487)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(10,482,142)	3,312,504	(8,627,819)	(4,587,403)
Swap agreements	(22,406,342)	1,658,698	(13,549,549)	(15,091,046)
Short-term U.S. government and agency obligations	33,642	(159)	10,905	(171,019)

Change in net unrealized appreciation (depreciation)	(32,854,842)	4,971,043	(22,166,463)	(19,849,468)

Net realized and unrealized gain (loss)	(15,686,735)	(52,930,040)	5,801,540	(19,931,955)

Net income (loss)	$(14,184,725)	$(53,349,762)	$8,516,835	$(20,969,143)

See accompanying notes to financial statements.

2
3

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$201,161,529	$355,029,822	$173,524,136	$232,780,534

Addition of 50,000, 100,000, 450,000 and 1,600,000 shares, respectively	3,236,120	6,573,039	28,209,474	102,257,715
Redemption of 150,000, 1,150,000, 500,000 and 1,250,000 shares, respectively	(9,296,393)	(68,314,246)	(29,333,914)	(74,130,253)

Net addition (redemption) of (100,000), (1,050,000), (50,000) and 350,000 shares, respectively	(6,060,273)	(61,741,207)	(1,124,440)	28,127,462

Net investment income (loss)	1,502,010	(419,722)	2,715,295	(1,037,188)
Net realized gain (loss)	17,168,107	(57,901,083)	27,968,003	(82,487)
Change in net unrealized appreciation (depreciation)	(32,854,842)	4,971,043	(22,166,463)	(19,849,468)

Net income (loss)	(14,184,725)	(53,349,762)	8,516,835	(20,969,143)

Shareholders’ equity, end of period	$180,916,531	$239,938,853	$180,916,531	$239,938,853

See accompanying notes to financial statements.

2
4

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$8,516,835	$(20,969,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(492,848,662)	(704,533,509)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	489,813,291	704,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,573,420)	(377,637)
Net realized (gain) loss on investments	28,462	—
Change in unrealized (appreciation) depreciation on investments	13,538,644	15,262,065
Decrease (Increase) in receivable on open futures contracts	(487,898)	944,644
Decrease (Increase) in interest receivable	19,574	(31,715)
Increase (Decrease) in payable to Sponsor	7,411	24,571
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(4,034)
Increase (Decrease) in payable on open futures contracts	—	1,022,544

Net cash provided by (used in) operating activities	16,014,237	(4,662,214)

Cash flow from financing activities
Proceeds from addition of shares	28,209,474	102,257,715
Payment on shares redeemed	(29,333,914)	(71,305,703)

Net cash provided by (used in) financing activities	(1,124,440)	30,952,012

Net increase (decrease) in cash	14,889,797	26,289,798
Cash, beginning of period	37,909,767	15,422,082

Cash, end of period	$52,799,564	$41,711,880

See accompanying notes to financial statements.

2
5

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $224,295,385 and $228,617,421, respectively)	$224,344,440	$228,657,634
Cash	43,579,042	74,136,821
Segregated cash balances with brokers for futures contracts	19,465,500	19,452,250
Segregated cash balances with brokers for swap agreements	85,841,000	56,423,000
Unrealized appreciation on swap agreements	—	39,224,212
Receivable on open futures contracts	1,635,164	—
Interest receivable	270,810	300,712

Total assets	375,135,956	418,194,629

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,615,382
Payable on open futures contracts	—	1,948,902
Payable to Sponsor	298,935	344,467
Unrealized depreciation on swap agreements	18,045,362	—

Total liabilities	18,344,297	3,908,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	356,791,659	414,285,878

Total liabilities and shareholders’ equity	$375,135,956	$418,194,629

Shares outstanding	13,196,526	13,046,526

Net asset value per share	$27.04	$31.75

Market value per share (Note 2)	$26.95	$32.00

See accompanying notes to financial statements.

2
6

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(63% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.132% due 07/06/23 †	$25,000,000	$24,989,490
4.959% due 07/13/23 †	50,000,000	49,929,790
5.242% due 07/18/23	50,000,000	49,894,790
5.104% due 08/01/23 †	50,000,000	49,795,390
4.972% due 08/08/23 †	25,000,000	24,870,750
5.161% due 08/10/23	25,000,000	24,864,230

Total short-term U.S. government and agency obligations
(cost $224,295,385)		$224,344,440

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Silver Futures - COMEX, expires September 2023	2,047	$235,609,700	$(9,977,916)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/23	$166,412,438	$(6,281,114)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/06/23	21,984,663	(830,545)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/23	149,157,444	(5,634,927)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/23	140,386,283	(5,298,776)

			Total Unrealized Depreciation	$(18,045,362)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

2
7

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$3,701,182	$421,514	$7,075,578	$561,963

Expenses
Management fee	976,505	1,082,340	1,848,064	2,299,939
Brokerage commissions	47,075	28,732	73,637	59,283
Futures account fees	—	6,188	—	26,693

Total expenses	1,023,580	1,117,260	1,921,701	2,385,915

Net investment income (loss)	2,677,602	(695,746)	5,153,877	(1,823,952)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,097,790	(10,869,422)	20,739,536	(16,614,384)
Swap agreements	47,564,510	(145,324,753)	15,178,900	(22,942,764)
Short-term U.S. government and agency obligations	(46,857)	(1,174)	(46,857)	(1,164)

Net realized gain (loss)	64,615,443	(156,195,349)	35,871,579	(39,558,312)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(38,652,527)	(13,510,319)	(39,404,490)	(6,824,486)
Swap agreements	(80,409,195)	(36,561,200)	(57,269,574)	(101,003,629)
Short-term U.S. government and agency obligations	44,380	(64,280)	8,842	(343,929)

Change in net unrealized appreciation (depreciation)	(119,017,342)	(50,135,799)	(96,665,222)	(108,172,044)

Net realized and unrealized gain (loss)	(54,401,899)	(206,331,148)	(60,793,643)	(147,730,356)

Net income (loss)	$(51,724,297)	$(207,026,894)	$(55,639,766)	$(149,554,308)

See accompanying notes to financial statements.

2
8

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$429,115,334	$558,375,841	$414,285,878	$515,453,594

Addition of 700,000, 800,000, 2,600,000 and 1,800,000 shares, respectively	20,692,563	26,625,358	71,924,842	65,659,299
Redemption of 1,300,000, 750,000, 2,450,000 and 2,250,000 shares, respectively	(41,291,941)	(22,396,790)	(73,779,295)	(75,981,070)

Net addition (redemption) of (600,000), 50,000, 150,000 and (450,000) shares, respectively	(20,599,378)	4,228,568	(1,854,453)	(10,321,771)

Net investment income (loss)	2,677,602	(695,746)	5,153,877	(1,823,952)
Net realized gain (loss)	64,615,443	(156,195,349)	35,871,579	(39,558,312)
Change in net unrealized appreciation (depreciation)	(119,017,342)	(50,135,799)	(96,665,222)	(108,172,044)

Net income (loss)	(51,724,297)	(207,026,894)	(55,639,766)	(149,554,308)

Shareholders’ equity, end of period	$356,791,659	$355,577,515	$356,791,659	$355,577,515

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(55,639,766)	$(149,554,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,203,304,232)	(1,255,430,782)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,212,588,221	1,416,997,680
Net amortization and accretion on short-term U.S. government and agency obligations	(5,008,810)	(497,182)
Net realized (gain) loss on investments	46,857	1,164
Change in unrealized (appreciation) depreciation on investments	57,260,732	101,347,558
Decrease (Increase) in receivable on open futures contracts	(1,635,164)	1,384,919
Decrease (Increase) in interest receivable	29,902	(55,579)
Increase (Decrease) in payable to Sponsor	(45,532)	(78,578)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(9,833)
Increase (Decrease) in payable on open futures contracts	(1,948,902)	2,248,743

Net cash provided by (used in) operating activities	2,343,306	116,353,802

Cash flow from financing activities
Proceeds from addition of shares	71,924,842	64,418,960
Payment on shares redeemed	(75,394,677)	(79,464,840)

Net cash provided by (used in) financing activities	(3,469,835)	(15,045,880)

Net increase (decrease) in cash	(1,126,529)	101,307,922
Cash, beginning of period	150,012,071	25,488,503

Cash, end of period	$148,885,542	$126,796,425

See accompanying notes to financial statements.

3
0

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $34,728,989, respectively)	$—	$34,732,372
Cash	116,071,941	71,086,482
Segregated cash balances with brokers for futures contracts	222,756,461	323,761,025
Receivable on open futures contracts	50,445,515	209,470,270
Interest receivable	952,517	1,246,402

Total assets	390,226,434	640,296,551

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,056,385	348,988
Brokerage commissions and futures account fees payable	44,656	58,772
Payable to Sponsor	361,334	570,429

Total liabilities	2,462,375	978,189

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	387,764,059	639,318,362

Total liabilities and shareholders’ equity	$390,226,434	$640,296,551

Shares outstanding (Note 1)	20,977,842	9,307,842

Net asset value per share (Note 1)	$18.48	$68.69

Market value per share (Note 1) (Note 2)	$18.49	$68.60

See accompanying notes to financial statements.

3
1

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires July 2023	21,591	$324,102,501	$(69,897,187)
VIX Futures - Cboe, expires August 2023	15,704	257,550,311	(9,932,533)

			$(79,829,720)

See accompanying notes to financial statements.

3
2

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$4,750,595	$430,670	$9,167,250	$525,931

Expenses
Management fee	1,330,081	2,293,738	2,703,851	4,254,915
Brokerage commissions	712,511	970,211	1,490,212	1,906,969
Futures account fees	126,999	444,123	250,360	1,226,811

Total expenses	2,169,591	3,708,072	4,444,423	7,388,695

Net investment income (loss)	2,581,004	(3,277,402)	4,722,827	(6,862,764)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(426,304,544)	91,039,435	(608,537,974)	349,477,533
Swap agreements	—	—	—	22,556,586
Short-term U.S. government and agency obligations	4,188	(337,934)	(3,590)	(353,087)

Net realized gain (loss)	(426,300,356)	90,701,501	(608,541,564)	371,681,032

Change in net unrealized appreciation (depreciation) on
Futures contracts	(45,320,517)	196,657,178	(43,274,267)	161,801,275
Swap agreements	—	—	—	477,437
Short-term U.S. government and agency obligations	5,340	78,171	(3,383)	(544,247)

Change in net unrealized appreciation (depreciation)	(45,315,177)	196,735,349	(43,277,650)	161,734,465

Net realized and unrealized gain (loss)	(471,615,533)	287,436,850	(651,819,214)	533,415,497

Net income (loss)	$(469,034,529)	$284,159,448	$(647,096,387)	$526,552,733

See accompanying notes to financial statements.

3
3

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$535,980,236	$1,127,608,641	$639,318,362	$816,679,636

Addition of 12,940,000, 5,840,000, 21,310,000 and 14,150,000 shares, respectively (Note 1)	455,030,425	799,757,076	891,490,874	1,971,472,943
Redemption of 3,550,000, 7,470,000, 9,640,000 and 14,010,000 shares, respectively (Note 1)	(134,212,073)	(1,235,841,632)	(495,948,790)	(2,339,021,779)

Net addition (redemption) of 9,390,000, (1,630,000), 11,670,000 and 140,000 shares, respectively (Note 1)	320,818,352	(436,084,556)	395,542,084	(367,548,836)

Net investment income (loss)	2,581,004	(3,277,402)	4,722,827	(6,862,764)
Net realized gain (loss)	(426,300,356)	90,701,501	(608,541,564)	371,681,032
Change in net unrealized appreciation (depreciation)	(45,315,177)	196,735,349	(43,277,650)	161,734,465

Net income (loss)	(469,034,529)	284,159,448	(647,096,387)	526,552,733

Shareholders’ equity, end of period	$387,764,059	$975,683,533	$387,764,059	$975,683,533

See accompanying notes to financial statements.

3
4

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(647,096,387)	$526,552,733
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,156,102,958)	(1,476,792,269)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,192,359,088	1,454,556,289
Net amortization and accretion on short-term U.S. government and agency obligations	(1,530,731)	(252,157)
Net realized (gain) loss on investments	3,590	353,166
Change in unrealized (appreciation) depreciation on investments	3,383	66,810
Decrease (Increase) in receivable on open futures contracts	159,024,755	(225,561,488)
Decrease (Increase) in interest receivable	293,885	(193,393)
Increase (Decrease) in payable to Sponsor	(209,095)	126,268
Increase (Decrease) in brokerage commissions and futures account fees payable	(14,116)	(96,420)
Increase (Decrease) in payable on open futures contracts	1,707,397	(9,447,456)

Net cash provided by (used in) operating activities	(451,561,189)	269,312,083

Cash flow from financing activities
Proceeds from addition of shares	891,490,874	1,969,293,116
Payment on shares redeemed	(495,948,790)	(2,339,021,779)

Net cash provided by (used in) financing activities	395,542,084	(369,728,663)

Net increase (decrease) in cash	(56,019,105)	(100,416,580)
Cash, beginning of period	394,847,507	572,120,879

Cash, end of period	$338,828,402	$471,704,299

See accompanying notes to financial statements.

3
5

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$11,390,854	$11,444,958
Segregated cash balances with brokers for foreign currency forward contracts	1,767,000	1,357,000
Unrealized appreciation on foreign currency forward contracts	18,889	1,152,834
Interest receivable	39,252	39,204

Total assets	13,215,995	13,993,996

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	8,505	10,915
Unrealized depreciation on foreign currency forward contracts	876,516	168,285

Total liabilities	885,021	179,200

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	12,330,974	13,814,796

Total liabilities and shareholders’ equity	$13,215,995	$13,993,996

Shares outstanding	449,970	399,970

Net asset value per share	$27.40	$34.54

Market value per share (Note 2)	$27.42	$34.56

See accompanying notes to financial statements.

3
6

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/14/23	1,507,359,517	$10,470,698	$(407,188)
Yen with UBS AG	07/14/23	2,188,352,856	15,201,139	(469,328)

			Total Unrealized Depreciation	$(876,516)

Contracts to Sell
Yen with Goldman Sachs International	07/14/23	(1,461)	$(10)	$—
Yen with UBS AG	07/14/23	(158,537,000)	(1,101,259)	18,889

			Total Unrealized Appreciation	$18,889

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

3
7

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$114,980	$3,064	$235,098	$3,937

Expenses
Management fee	25,330	8,036	55,890	13,465

Total expenses	25,330	8,036	55,890	13,465

Net investment income (loss)	89,650	(4,972)	179,208	(9,528)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(770,142)	(761,478)	(1,068,950)	(880,249)
Short-term U.S. government and agency obligations	—	—	—	1,548

Net realized gain (loss)	(770,142)	(761,478)	(1,068,950)	(878,701)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,348,109)	154,501	(1,842,176)	15,962
Short-term U.S. government and agency obligations	—	(2,316)	—	(5,142)

Change in net unrealized appreciation (depreciation)	(1,348,109)	152,185	(1,842,176)	10,820

Net realized and unrealized gain (loss)	(2,118,251)	(609,293)	(2,911,126)	(867,881)

Net income (loss)	$(2,028,601)	$(614,265)	$(2,731,918)	$(877,409)

See accompanying notes to financial statements.

3
8

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$9,915,083	$2,099,705	$13,814,796	$2,362,849

Addition of 150,000, 100,000, 200,000 and 100,000 shares, respectively	4,444,492	3,539,333	6,257,118	3,539,333
Redemption of –, –, 150,000 and – shares, respectively	—	—	(5,009,022)	—

Net addition (redemption) of 150,000, 100,000, 50,000 and 100,000 shares, respectively	4,444,492	3,539,333	1,248,096	3,539,333

Net investment income (loss)	89,650	(4,972)	179,208	(9,528)
Net realized gain (loss)	(770,142)	(761,478)	(1,068,950)	(878,701)
Change in net unrealized appreciation (depreciation)	(1,348,109)	152,185	(1,842,176)	10,820

Net income (loss)	(2,028,601)	(614,265)	(2,731,918)	(877,409)

Shareholders’ equity, end of period	$12,330,974	$5,024,773	$12,330,974	$5,024,773

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(2,731,918)	$(877,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(995,769)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,548
Net amortization and accretion on short-term U.S. government and agency obligations	—	(2,342)
Net realized (gain) loss on investments	—	(1,548)
Change in unrealized (appreciation) depreciation on investments	1,842,176	(10,820)
Decrease (Increase) in interest receivable	(48)	(1,269)
Increase (Decrease) in payable to Sponsor	(2,410)	1,139

Net cash provided by (used in) operating activities	(892,200)	(1,886,470)

Cash flow from financing activities
Proceeds from addition of shares	6,257,118	3,539,333
Payment on shares redeemed	(5,009,022)	—

Net cash provided by (used in) financing activities	1,248,096	3,539,333

Net increase (decrease) in cash	355,896	1,652,863
Cash, beginning of period	12,801,958	2,457,820

Cash, end of period	$13,157,854	$4,110,683

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,834,094 and $89,407,308, respectively)	$74,852,080	$89,426,935
Cash	5,264,925	74,627,051
Segregated cash balances with brokers for futures contracts	36,646,185	65,184,460
Receivable from capital shares sold	2,561,440	41,694
Receivable on open futures contracts	—	1,604,847
Interest receivable	119,269	384,856

Total assets	119,443,899	231,269,843

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,187,383	1,257,090
Payable on open futures contracts	1,300,062	7,102,680
Brokerage commissions and futures account fees payable	3,914	4,134
Payable to Sponsor	97,588	208,602

Total liabilities	6,588,947	8,572,506

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	112,854,952	222,697,337

Total liabilities and shareholders’ equity	$119,443,899	$231,269,843

Shares outstanding (Note 1)	4,405,220	9,305,220

Net asset value per share (Note 1)	$25.62	$23.93

Market value per share (Note 1) (Note 2)	$25.70	$23.85

See accompanying notes to financial statements.

4
1

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.132% due 07/06/23	$25,000,000	$24,989,490
4.959% due 07/13/23	25,000,000	24,964,895
5.104% due 08/01/23	25,000,000	24,897,695

Total short-term U.S. government and agency obligations
(cost $74,834,094)		$74,852,080

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
WTI Crude Oil - NYMEX, expires September 2023	1,038	$73,469,640	$877,640
WTI Crude Oil - NYMEX, expires December 2023	1,073	75,539,200	7,336,619
WTI Crude Oil - NYMEX, expires June 2024	1,111	76,681,220	4,771,897

			$12,986,156

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

4
2

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$1,560,028	$289,299	$3,563,237	$343,206

Expenses
Management fee	359,177	946,110	844,057	1,438,757
Brokerage commissions	60,079	107,079	125,836	184,135
Futures account fees	—	85,802	—	155,979

Total expenses	419,256	1,138,991	969,893	1,778,871

Net investment income (loss)	1,140,772	(849,692)	2,593,344	(1,435,665)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	28,046,795	(102,594,000)	55,661,074	(209,076,101)
Short-term U.S. government and agency obligations	(12,271)	—	(11,783)	—

Net realized gain (loss)	28,034,524	(102,594,000)	55,649,291	(209,076,101)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(8,229,852)	34,810,301	2,741,263	36,926,293
Short-term U.S. government and agency obligations	13,244	(53,187)	(1,641)	(240,137)

Change in net unrealized appreciation (depreciation)	(8,216,608)	34,757,114	2,739,622	36,686,156

Net realized and unrealized gain (loss)	19,817,916	(67,836,886)	58,388,913	(172,389,945)

Net income (loss)	$20,958,688	$(68,686,578)	$60,982,257	$(173,825,610)

See accompanying notes to financial statements.

4
3

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$144,762,563	$416,799,231	$222,697,337	$114,167,602

Addition of 6,250,000, 12,320,000, 11,550,000 and 27,890,000 shares, respectively (Note 1)	149,281,563	278,861,920	277,187,438	788,890,799
Redemption of 7,600,000, 4,851,540, 16,450,000 and 7,911,540 shares, respectively (Note 1)	(202,147,862)	(125,817,269)	(448,012,080)	(228,075,487)

Net addition (redemption) of (1,350,000), 7,468,460, (4,900,000) and 19,978,460 shares, respectively (Note 1)	(52,866,299)	153,044,651	(170,824,642)	560,815,312

Net investment income (loss)	1,140,772	(849,692)	2,593,344	(1,435,665)
Net realized gain (loss)	28,034,524	(102,594,000)	55,649,291	(209,076,101)
Change in net unrealized appreciation (depreciation)	(8,216,608)	34,757,114	2,739,622	36,686,156

Net income (loss)	20,958,688	(68,686,578)	60,982,257	(173,825,610)

Shareholders’ equity, end of period	$112,854,952	$501,157,304	$112,854,952	$501,157,304

See accompanying notes to financial statements.

4
4

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$60,982,257	$(173,825,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(378,541,825)	(988,742,468)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	394,924,819	812,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,821,563)	(217,252)
Net realized (gain) loss on investments	11,783	—
Change in unrealized (appreciation) depreciation on investments	1,641	240,137
Decrease (Increase) in receivable on open futures contracts	1,604,847	(28,947,961)
Decrease (Increase) in interest receivable	265,587	(98,456)
Increase (Decrease) in payable to Sponsor	(111,014)	264,125
Increase (Decrease) in brokerage commissions and futures account fees payable	(220)	4,674
Increase (Decrease) in payable on open futures contracts	(5,802,618)	11,507,191

Net cash provided by (used in) operating activities	71,513,694	(367,815,620)

Cash flow from financing activities
Proceeds from addition of shares	274,667,692	788,890,799
Payment on shares redeemed	(444,081,787)	(228,075,487)

Net cash provided by (used in) financing activities	(169,414,095)	560,815,312

Net increase (decrease) in cash	(97,900,401)	192,999,692
Cash, beginning of period	139,811,511	54,443,553

Cash, end of period	$41,911,110	$247,443,245

See accompanying notes to financial statements.

4
5

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,827,196 and $61,469,726, respectively)	$34,829,828	$61,482,526
Cash	59,777,081	5,724,380
Segregated cash balances with brokers for futures contracts	38,892,240	38,758,160
Receivable from capital shares sold	2,752,997	—
Receivable on open futures contracts	25,849,741	33,637,888
Interest receivable	247,504	293,818

Total assets	162,349,391	139,896,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,487,618	5,365,196
Payable on open futures contracts	6,434,160	282,362
Brokerage commissions and futures account fees payable	8,448	7,497
Payable to Sponsor	94,202	132,197

Total liabilities	21,024,428	5,787,252

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	141,324,963	134,109,520

Total liabilities and shareholders’ equity	$162,349,391	$139,896,772

Shares outstanding (Note 1)	2,566,856	4,966,856

Net asset value per share (Note 1)	$55.06	$27.00

Market value per share (Note 1) (Note 2)	$55.45	$27.56

See accompanying notes to financial statements.

4
6

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.104% due 08/01/23	$10,000,000	$9,959,078
4.972% due 08/08/23	25,000,000	24,870,750

Total short-term U.S. government and agency obligations
(cost $34,827,196)		$34,829,828

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Natural Gas - NYMEX, expires September 2023	10,189	$282,642,860	$(20,310,332)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

4
7

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$1,344,889	$122,188	$2,531,641	$178,013

Expenses
Management fee	302,274	510,704	599,136	1,053,068
Brokerage commissions	233,647	144,907	443,288	365,858
Futures account fees	26,758	76,956	56,367	206,885

Total expenses	562,679	732,567	1,098,791	1,625,811

Net investment income (loss)	782,210	(610,379)	1,432,850	(1,447,798)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	48,736,428	(282,646,685)	232,145,072	(397,312,383)
Short-term U.S. government and agency obligations	1,415	(199)	(1,263)	(58,809)

Net realized gain (loss)	48,737,843	(282,646,884)	232,143,809	(397,371,192)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(61,246,927)	228,166,248	(106,199,730)	140,634,090
Short-term U.S. government and agency obligations	(3,173)	(87,121)	(10,168)	(342,034)

Change in net unrealized appreciation (depreciation)	(61,250,100)	228,079,127	(106,209,898)	140,292,056

Net realized and unrealized gain (loss)	(12,512,257)	(54,567,757)	125,933,911	(257,079,136)

Net income (loss)	$(11,730,047)	$(55,178,136)	$127,366,761	$(258,526,934)

See accompanying notes to financial statements.

4
8

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$146,981,760	$250,340,837	$134,109,520	$242,145,130

Addition of 6,600,000, 18,700,000, 13,850,000 and 23,340,000 shares, respectively (Note 1)	457,417,060	489,076,501	833,426,697	944,035,742
Redemption of 6,100,000, 17,601,764, 16,250,000 and 19,351,886 shares, respectively (Note 1)	(451,343,810)	(472,415,756)	(953,578,015)	(715,830,492)

Net addition (redemption) of 500,000, 1,098,236, (2,400,000) and 3,988,114 shares, respectively (Note 1)	6,073,250	16,660,745	(120,151,318)	228,205,250

Net investment income (loss)	782,210	(610,379)	1,432,850	(1,447,798)
Net realized gain (loss)	48,737,843	(282,646,884)	232,143,809	(397,371,192)
Change in net unrealized appreciation (depreciation)	(61,250,100)	228,079,127	(106,209,898)	140,292,056

Net income (loss)	(11,730,047)	(55,178,136)	127,366,761	(258,526,934)

Shareholders’ equity, end of period	$141,324,963	$211,823,446	$141,324,963	$211,823,446

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$127,366,761	$(258,526,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(119,017,542)	(346,906,626)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	146,569,111	410,859,860
Net amortization and accretion on short-term U.S. government and agency obligations	(910,302)	(110,657)
Net realized (gain) loss on investments	1,263	58,809
Change in unrealized (appreciation) depreciation on investments	10,168	342,034
Decrease (Increase) in receivable on open futures contracts	7,788,147	(43,089,309)
Decrease (Increase) in interest receivable	46,314	(35,299)
Increase (Decrease) in payable to Sponsor	(37,995)	(37,097)
Increase (Decrease) in brokerage commissions and futures account fees payable	951	(35,587)
Increase (Decrease) in payable on open futures contracts	6,151,798	(1,699,127)

Net cash provided by (used in) operating activities	167,968,674	(239,179,933)

Cash flow from financing activities
Proceeds from addition of shares	830,673,700	944,035,742
Payment on shares redeemed	(944,455,593)	(706,724,583)

Net cash provided by (used in) financing activities	(113,781,893)	237,311,159

Net increase (decrease) in cash	54,186,781	(1,868,774)
Cash, beginning of period	44,482,540	113,000,927

Cash, end of period	$98,669,321	$111,132,153

See accompanying notes to financial statements.

5
0

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $39,991,822, respectively)	$—	$39,996,624
Cash	45,515,144	30,687,235
Segregated cash balances with brokers for foreign currency forward contracts	7,024,121	6,844,121
Unrealized appreciation on foreign currency forward contracts	29,100	193,192
Interest receivable	192,965	109,830

Total assets	52,761,330	77,831,002

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	42,155	63,375
Unrealized depreciation on foreign currency forward contracts	1,787,874	2,654,448

Total liabilities	1,830,029	2,717,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	50,931,301	75,113,179

Total liabilities and shareholders’ equity	$52,761,330	$77,831,002

Shares outstanding	1,750,000	2,550,000

Net asset value per share	$29.10	$29.46

Market value per share (Note 2)	$29.11	$29.45

See accompanying notes to financial statements.

5
1

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/14/23	4,446,000	$4,855,150	$(36,237)
Euro with UBS AG	07/14/23	12,460,000	13,606,649	29,100

			Total Unrealized Depreciation	$(7,137)

Contracts to Sell
Euro with Goldman Sachs International	07/14/23	(51,941,263)	$(56,721,233)	$(836,536)
Euro with UBS AG	07/14/23	(58,308,199)	(63,674,095)	(915,101)

			Total Unrealized Depreciation	$(1,751,637)

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

5
2

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$593,746	$39,011	$1,240,866	$54,416

Expenses
Management fee	131,101	146,934	292,669	264,390

Total expenses	131,101	146,934	292,669	264,390

Net investment income (loss)	462,645	(107,923)	948,197	(209,974)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,045,942)	3,065,129	(2,453,253)	5,607,263
Short-term U.S. government and agency obligations	—	—	—	210,974

Net realized gain (loss)	(1,045,942)	3,065,129	(2,453,253)	5,818,237

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	556,469	3,061,048	702,482	3,403,124
Short-term U.S. government and agency obligations	—	(21,310)	(4,802)	(94,645)

Change in net unrealized appreciation (depreciation)	556,469	3,039,738	697,680	3,308,479

Net realized and unrealized gain (loss)	(489,473)	6,104,867	(1,755,573)	9,126,716

Net income (loss)	$(26,828)	$5,996,944	$(807,376)	$8,916,742

See accompanying notes to financial statements.

5
3

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$59,537,260	$50,498,084	$75,113,179	$54,263,045

Addition of –, 500,000, 100,000 and 550,000 shares, respectively	—	14,656,401	3,051,886	16,028,063
Redemption of 300,000, 300,000, 900,000 and 600,000 shares, respectively	(8,579,131)	(8,881,332)	(26,426,388)	(16,937,753)

Net addition (redemption) of (300,000), 200,000, (800,000) and (50,000) shares, respectively	(8,579,131)	5,775,069	(23,374,502)	(909,690)

Net investment income (loss)	462,645	(107,923)	948,197	(209,974)
Net realized gain (loss)	(1,045,942)	3,065,129	(2,453,253)	5,818,237
Change in net unrealized appreciation (depreciation)	556,469	3,039,738	697,680	3,308,479

Net income (loss)	(26,828)	5,996,944	(807,376)	8,916,742

Shareholders’ equity, end of period	$50,931,301	$62,270,097	$50,931,301	$62,270,097

See accompanying notes to financial statements.

5
4

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(807,376)	$8,916,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,925,175)	(44,986,222)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,000,000	72,210,974
Net amortization and accretion on short-term U.S. government and agency obligations	(83,003)	(32,410)
Net realized (gain) loss on investments	—	(210,974)
Change in unrealized (appreciation) depreciation on investments	(697,680)	(3,308,479)
Decrease (Increase) in interest receivable	(83,135)	(17,256)
Increase (Decrease) in payable to Sponsor	(21,220)	6,691

Net cash provided by (used in) operating activities	38,382,411	32,579,066

Cash flow from financing activities
Proceeds from addition of shares	3,051,886	16,028,063
Payment on shares redeemed	(26,426,388)	(16,937,753)

Net cash provided by (used in) financing activities	(23,374,502)	(909,690)

Net increase (decrease) in cash	15,007,909	31,669,376
Cash, beginning of period	37,531,356	7,554,065

Cash, end of period	$52,539,265	$39,223,441

See accompanying notes to financial statements.

5
5

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$13,595,466	$12,252,100
Segregated cash balances with brokers for futures contracts	657,360	232,313
Segregated cash balances with brokers for swap agreements	2,476,000	3,536,000
Unrealized appreciation on swap agreements	440,571	—
Receivable on open futures contracts	40,101	—
Interest receivable	61,501	42,135

Total assets	17,270,999	16,062,548

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,445,160	—
Payable on open futures contracts	2,300	700
Payable to Sponsor	14,161	12,854
Unrealized depreciation on swap agreements	—	592,957

Total liabilities	1,461,621	606,511

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,809,378	15,456,037

Total liabilities and shareholders’ equity	$17,270,999	$16,062,548

Shares outstanding	546,977	496,977

Net asset value per share	$28.90	$31.10

Market value per share (Note 2)	$28.96	$30.99

See accompanying notes to financial statements.

5
6

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Gold Futures - COMEX, expires August 2023	79	$15,242,260	$970,805
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/23	$(3,783,471)	$101,527
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/06/23	(4,958,670)	133,231
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/23	(7,669,707)	205,813

			Total Unrealized Appreciation	$440,571

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

5
7

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$184,052	$19,975	$316,614	$29,660

Expenses
Management fee	42,869	75,676	79,242	141,814
Brokerage commissions	1,605	2,985	2,966	5,796
Futures account fees	—	580	—	2,446

Total expenses	44,474	79,241	82,208	150,056

Net investment income (loss)	139,578	(59,266)	234,406	(120,396)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(562,109)	1,310,720	(676,159)	(680,529)
Swap agreements	(991,042)	3,247,150	(1,907,873)	(1,070,274)
Short-term U.S. government and agency obligations	—	—	—	4

Net realized gain (loss)	(1,553,151)	4,557,870	(2,584,032)	(1,750,799)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,132,962	485,575	1,069,691	653,483
Swap agreements	1,625,959	(187,339)	1,033,528	1,714,101
Short-term U.S. government and agency obligations	—	(8,285)	—	(48,854)

Change in net unrealized appreciation (depreciation)	2,758,921	289,951	2,103,219	2,318,730

Net realized and unrealized gain (loss)	1,205,770	4,847,821	(480,813)	567,931

Net income (loss)	$1,345,348	$4,788,555	$(246,407)	$447,535

See accompanying notes to financial statements.

5
8

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$16,049,273	$32,598,451	$15,456,037	$26,859,844

Addition of 300,000, 700,000, 600,000 and 1,150,000 shares, respectively	7,934,073	20,554,617	16,298,343	33,744,566
Redemption of 350,000, 800,000, 550,000 and 900,000 shares, respectively	(9,519,316)	(23,330,339)	(15,698,595)	(26,440,661)

Net addition (redemption) of (50,000), (100,000), 50,000 and 250,000 shares, respectively	(1,585,243)	(2,775,722)	599,748	7,303,905

Net investment income (loss)	139,578	(59,266)	234,406	(120,396)
Net realized gain (loss)	(1,553,151)	4,557,870	(2,584,032)	(1,750,799)
Change in net unrealized appreciation (depreciation)	2,758,921	289,951	2,103,219	2,318,730

Net income (loss)	1,345,348	4,788,555	(246,407)	447,535

Shareholders’ equity, end of period	$15,809,378	$34,611,284	$15,809,378	$34,611,284

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(246,407)	$447,535
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,987,491)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	29,999,990
Net amortization and accretion on short-term U.S. government and agency obligations	—	(21,000)
Net realized (gain) loss on investments	—	(4)
Change in unrealized (appreciation) depreciation on investments	(1,033,528)	(1,665,247)
Decrease (Increase) in receivable on open futures contracts	(40,101)	(5,100)
Decrease (Increase) in interest receivable	(19,366)	(6,385)
Increase (Decrease) in payable to Sponsor	1,307	(1,526)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(294)
Increase (Decrease) in payable on open futures contracts	1,600	(77,583)

Net cash provided by (used in) operating activities	(1,336,495)	10,682,895

Cash flow from financing activities
Proceeds from addition of shares	16,298,343	32,164,882
Payment on shares redeemed	(14,253,435)	(26,440,661)

Net cash provided by (used in) financing activities	2,044,908	5,724,221

Net increase (decrease) in cash	708,413	16,407,116
Cash, beginning of period	16,020,413	1,990,354

Cash, end of period	$16,728,826	$18,397,470

See accompanying notes to financial statements.

6
0

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$12,006,167	$21,887,346
Segregated cash balances with brokers for futures contracts	1,325,250	2,820,937
Segregated cash balances with brokers for swap agreements	6,881,000	7,875,000
Unrealized appreciation on swap agreements	845,012	—
Receivable from capital shares sold	—	972,789
Receivable on open futures contracts	245,272	59,575
Interest receivable	61,813	60,480

Total assets	21,364,514	33,676,127

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,049,307	—
Payable on open futures contracts	5,550	—
Payable to Sponsor	19,184	20,705
Unrealized depreciation on swap agreements	—	1,722,623

Total liabilities	2,074,041	1,743,328

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	19,290,473	31,932,799

Total liabilities and shareholders’ equity	$21,364,514	$33,676,127

Shares outstanding	941,329	1,641,329

Net asset value per share	$20.49	$19.46

Market value per share (Note 2)	$20.58	$19.30

See accompanying notes to financial statements.

6
1

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Silver Futures - COMEX, expires September 2023	139	$15,998,900	$958,923
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/23	$(2,676,258)	$100,100
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/06/23	(9,749,240)	364,653
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/06/23	(7,708,614)	288,063
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/06/23	(2,464,968)	92,196

			Total Unrealized Appreciation	$845,012

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

6
2

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$323,734	$18,743	$523,812	$27,663

Expenses
Management fee	82,417	62,381	142,585	123,334
Brokerage commissions	8,958	6,677	14,661	11,978
Futures account fees	—	1,169	—	4,443

Total expenses	91,375	70,227	157,246	139,755

Net investment income (loss)	232,359	(51,484)	366,566	(112,092)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,460,638	5,944,050	4,792,636	4,650,280
Swap agreements	(2,347,042)	3,467,182	(965,417)	(2,612,794)
Short-term U.S. government and agency obligations	(906)	—	(906)	(190)

Net realized gain (loss)	1,112,690	9,411,232	3,826,313	2,037,296

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,782,960	2,249,743	1,899,423	1,864,397
Swap agreements	3,867,334	1,599,944	2,567,635	3,794,452
Short-term U.S. government and agency obligations	—	3,625	—	(15,885)

Change in net unrealized appreciation (depreciation)	5,650,294	3,853,312	4,467,058	5,642,964

Net realized and unrealized gain (loss)	6,762,984	13,264,544	8,293,371	7,680,260

Net income (loss)	$6,995,343	$13,213,060	$8,659,937	$7,568,168

See accompanying notes to financial statements.

6
3

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$20,335,691	$23,406,516	$31,932,799	$26,537,000

Addition of 2,450,000, 700,000, 3,100,000 and 1,800,000 shares, respectively	41,523,335	17,707,417	55,312,875	43,267,561
Redemption of 2,600,000, 750,000, 3,800,000 and 1,750,000 shares, respectively	(49,563,896)	(21,274,153)	(76,615,138)	(44,319,889)

Net addition (redemption) of (150,000), (50,000), (700,000) and 50,000 shares, respectively	(8,040,561)	(3,566,736)	(21,302,263)	(1,052,328)

Net investment income (loss)	232,359	(51,484)	366,566	(112,092)
Net realized gain (loss)	1,112,690	9,411,232	3,826,313	2,037,296
Change in net unrealized appreciation (depreciation)	5,650,294	3,853,312	4,467,058	5,642,964

Net income (loss)	6,995,343	13,213,060	8,659,937	7,568,168

Shareholders’ equity, end of period	$19,290,473	$33,052,840	$19,290,473	$33,052,840

See accompanying notes to financial statements.

6
4

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$8,659,937	$7,568,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(14,880,254)	(20,979,051)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	14,937,156	30,999,081
Net amortization and accretion on short-term U.S. government and agency obligations	(57,808)	(21,212)
Net realized (gain) loss on investments	906	190
Change in unrealized (appreciation) depreciation on investments	(2,567,635)	(3,778,567)
Decrease (Increase) in receivable on open futures contracts	(185,697)	(176,048)
Decrease (Increase) in interest receivable	(1,333)	(4,807)
Increase (Decrease) in payable to Sponsor	(1,521)	(9,072)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(747)
Increase (Decrease) in payable on open futures contracts	5,550	(5,840)

Net cash provided by (used in) operating activities	5,909,301	13,592,095

Cash flow from financing activities
Proceeds from addition of shares	56,285,664	41,679,928
Payment on shares redeemed	(74,565,831)	(44,319,889)

Net cash provided by (used in) financing activities	(18,280,167)	(2,639,961)

Net increase (decrease) in cash	(12,370,866)	10,952,134
Cash, beginning of period	32,583,283	5,483,476

Cash, end of period	$20,212,417	$16,435,610

See accompanying notes to financial statements.

6
5

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $22,995,298, respectively)	$—	$22,998,059
Cash	22,448,405	451,616
Segregated cash balances with brokers for foreign currency forward contracts	2,582,511	3,652,511
Unrealized appreciation on foreign currency forward contracts	2,238,472	963,369
Interest receivable	86,880	36,071

Total assets	27,356,268	28,101,626

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,683,455
Payable to Sponsor	19,992	29,633
Unrealized depreciation on foreign currency forward contracts	258,620	3,990,802

Total liabilities	278,612	6,703,890

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	27,077,656	21,397,736

Total liabilities and shareholders’ equity	$27,356,268	$28,101,626

Shares outstanding (Note 1)	398,580	398,580

Net asset value per share (Note 1)	$67.94	$53.68

Market value per share (Note 1) (Note 2)	$67.95	$53.57

See accompanying notes to financial statements.

6
6

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	07/14/23	1,228,677,000	$8,534,862	$(258,620)

			Total Unrealized Depreciation	$(258,620)

Contracts to Sell
Yen with Goldman Sachs International	07/14/23	(3,428,392,165)	$(23,814,929)	$890,062
Yen with UBS AG	07/14/23	(5,596,567,574)	(38,875,908)	1,348,410

			Total Unrealized Appreciation	$2,238,472

^
The positions and counterparties herein are as of June 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

6
7

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$255,354	$26,913	$459,554	$36,312

Expenses
Management fee	58,179	93,181	108,991	153,001

Total expenses	58,179	93,181	108,991	153,001

Net investment income (loss)	197,175	(66,268)	350,563	(116,689)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,370,771	7,917,170	342,795	8,997,343
Short-term U.S. government and agency obligations	—	—	—	102,971

Net realized gain (loss)	1,370,771	7,917,170	342,795	9,100,314

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,145,023	(1,364,477)	5,007,285	101,925
Short-term U.S. government and agency obligations	—	(3,452)	(2,761)	(31,390)

Change in net unrealized appreciation (depreciation)	3,145,023	(1,367,929)	5,004,524	70,535

Net realized and unrealized gain (loss)	4,515,794	6,549,241	5,347,319	9,170,849

Net income (loss)	$4,712,969	$6,482,973	$5,697,882	$9,054,160

See accompanying notes to financial statements.

6
8

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$25,111,818	$27,726,701	$21,397,736	$24,840,784

Addition of 250,000, 650,000, 450,000 and 850,000 shares, respectively (Note 1)	14,899,838	34,515,397	26,056,375	44,120,719
Redemption of 300,000, 450,000, 450,000 and 650,000 shares, respectively (Note 1)	(17,646,969)	(23,156,189)	(26,074,337)	(32,446,781)

Net addition (redemption) of (50,000), 200,000, – and 200,000 shares, respectively (Note 1)	(2,747,131)	11,359,208	(17,962)	11,673,938

Net investment income (loss)	197,175	(66,268)	350,563	(116,689)
Net realized gain (loss)	1,370,771	7,917,170	342,795	9,100,314
Change in net unrealized appreciation (depreciation)	3,145,023	(1,367,929)	5,004,524	70,535

Net income (loss)	4,712,969	6,482,973	5,697,882	9,054,160

Shareholders’ equity, end of period	$27,077,656	$45,568,882	$27,077,656	$45,568,882

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$5,697,882	$9,054,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,984,733)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,000,000	28,102,971
Net amortization and accretion on short-term U.S. government and agency obligations	(4,702)	(20,093)
Net realized (gain) loss on investments	—	(102,971)
Change in unrealized (appreciation) depreciation on investments	(5,004,524)	(70,535)
Decrease (Increase) in interest receivable	(50,809)	(12,261)
Increase (Decrease) in payable to Sponsor	(9,641)	11,416

Net cash provided by (used in) operating activities	23,628,206	18,977,954

Cash flow from financing activities
Proceeds from addition of shares	26,056,375	44,120,719
Payment on shares redeemed	(28,757,792)	(32,446,781)

Net cash provided by (used in) financing activities	(2,701,417)	11,673,938

Net increase (decrease) in cash	20,926,789	30,651,892
Cash, beginning of period	4,104,127	3,003,251

Cash, end of period	$25,030,916	$33,655,143

See accompanying notes to financial statements.

7
0

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $49,876,697, respectively)	$—	$49,882,348
Cash	42,134,389	19,575,939
Segregated cash balances with brokers for futures contracts	8,099,770	14,384,050
Receivable on open futures contracts	—	142,794
Interest receivable	189,748	88,180

Total assets	50,423,907	84,073,311

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	962,275	—
Brokerage commissions and futures account fees payable	4,683	3,688
Payable to Sponsor	35,536	54,664

Total liabilities	1,002,494	58,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	49,421,413	84,014,959

Total liabilities and shareholders’ equity	$50,423,907	$84,073,311

Shares outstanding	2,412,403	2,762,403

Net asset value per share	$20.49	$30.41

Market value per share (Note 2)	$20.48	$30.36

See accompanying notes to financial statements.

7
1

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires October 2023	501	$9,192,799	$(2,627,316)
VIX Futures - Cboe, expires November 2023	865	16,305,250	(4,252,873)
VIX Futures - Cboe, expires December 2023	865	16,564,750	(2,707,689)
VIX Futures - Cboe, expires January 2024	364	7,352,800	(290,336)

			$(9,878,214)

See accompanying notes to financial statements.

7
2

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$650,585	$52,826	$1,298,505	$76,749

Expenses
Management fee	134,066	210,584	284,189	426,247
Brokerage commissions	12,200	15,500	21,369	40,369
Futures account fees	11,856	10,906	23,296	46,394

Total expenses	158,122	236,990	328,854	513,010

Net investment income (loss)	492,463	(184,164)	969,651	(436,261)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,943,333)	7,862,052	(22,764,053)	12,653,885
Short-term U.S. government and agency obligations	—	—	—	(336)

Net realized gain (loss)	(6,943,333)	7,862,052	(22,764,053)	12,653,549

Change in net unrealized appreciation (depreciation) on
Futures contracts	(9,677,526)	4,040,230	(5,086,991)	3,705,055
Short-term U.S. government and agency obligations	2,424	(47,560)	(5,651)	(186,220)

Change in net unrealized appreciation (depreciation)	(9,675,102)	3,992,670	(5,092,642)	3,518,835

Net realized and unrealized gain (loss)	(16,618,435)	11,854,722	(27,856,695)	16,172,384

Net income (loss)	$(16,125,972)	$11,670,558	$(26,887,044)	$15,736,123

See accompanying notes to financial statements.

7
3

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$67,306,087	$97,869,914	$84,014,959	$112,875,680

Addition of 575,000, 300,000, 850,000 and 1,000,000 shares, respectively	14,067,422	10,043,451	21,818,758	32,179,053
Redemption of 675,000, 700,000, 1,200,000 and 1,975,000 shares, respectively	(15,826,124)	(23,862,652)	(29,525,260)	(65,069,585)

Net addition (redemption) of (100,000), (400,000), (350,000) and (975,000) shares, respectively	(1,758,702)	(13,819,201)	(7,706,502)	(32,890,532)

Net investment income (loss)	492,463	(184,164)	969,651	(436,261)
Net realized gain (loss)	(6,943,333)	7,862,052	(22,764,053)	12,653,549
Change in net unrealized appreciation (depreciation)	(9,675,102)	3,992,670	(5,092,642)	3,518,835

Net income (loss)	(16,125,972)	11,670,558	(26,887,044)	15,736,123

Shareholders’ equity, end of period	$49,421,413	$95,721,271	$49,421,413	$95,721,271

See accompanying notes to financial statements.

7
4

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(26,887,044)	$15,736,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(254,817,825)	(51,992,010)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	305,000,000	105,998,548
Net amortization and accretion on short-term U.S. government and agency obligations	(305,478)	(45,127)
Net realized (gain) loss on investments	—	336
Change in unrealized (appreciation) depreciation on investments	5,651	186,220
Decrease (Increase) in receivable on open futures contracts	142,794	(752,378)
Decrease (Increase) in interest receivable	(101,568)	(21,835)
Increase (Decrease) in payable to Sponsor	(19,128)	(20,792)
Increase (Decrease) in brokerage commissions and futures account fees payable	995	(7,124)
Increase (Decrease) in payable on open futures contracts	962,275	(94,495)

Net cash provided by (used in) operating activities	23,980,672	68,987,466

Cash flow from financing activities
Proceeds from addition of shares	21,818,758	32,179,053
Payment on shares redeemed	(29,525,260)	(65,069,585)

Net cash provided by (used in) financing activities	(7,706,502)	(32,890,532)

Net increase (decrease) in cash	16,274,170	36,096,934
Cash, beginning of period	33,959,989	27,071,819

Cash, end of period	$50,234,159	$63,168,753

See accompanying notes to financial statements.

7
5

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,762,717 and $89,329,814, respectively)	$74,783,454	$89,347,714
Cash	50,424,148	33,526,868
Segregated cash balances with brokers for futures contracts	88,397,850	91,634,942
Receivable on open futures contracts	18,506,138	52,643,553
Interest receivable	385,471	403,667

Total assets	232,497,061	267,556,744

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	570,473
Payable on open futures contracts	2,131,494	223,719
Brokerage commissions and futures account fees payable	19,141	27,102
Payable to Sponsor	118,596	155,130

Total liabilities	2,269,231	976,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	230,227,830	266,580,320

Total liabilities and shareholders’ equity	$232,497,061	$267,556,744

Shares outstanding (Note 1)	9,226,565	4,676,565

Net asset value per share (Note 1)	$24.95	$57.00

Market value per share (Note 1) (Note 2)	$24.96	$56.90

See accompanying notes to financial statements.

7
6

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.959% due 07/13/23	$15,000,000	$14,978,937
5.242% due 07/18/23	25,000,000	24,947,395
5.251% due 07/25/23	20,000,000	19,938,584
5.161% due 08/10/23	15,000,000	14,918,538

Total short-term U.S. government and agency obligations
(cost $74,762,717)		$74,783,454

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
VIX Futures - Cboe, expires July 2023	8,545	$128,268,995	$(26,123,108)
VIX Futures - Cboe, expires August 2023	6,216	101,944,265	(3,849,779)

			$(29,972,887)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

7
7

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest	$2,440,291	$207,903	$4,560,852	$278,612

Expenses
Management fee	530,826	773,717	1,048,314	1,479,408
Brokerage commissions	95,391	171,182	191,888	287,656
Futures account fees	48,732	115,783	99,391	316,440

Total expenses	674,949	1,060,682	1,339,593	2,083,504

Net investment income (loss)	1,765,342	(852,779)	3,221,259	(1,804,892)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(127,229,299)	23,659,182	(173,326,001)	77,393,309
Short-term U.S. government and agency obligations	(10,613)	(397)	(10,605)	(300)

Net realized gain (loss)	(127,239,912)	23,658,785	(173,336,606)	77,393,009

Change in net unrealized appreciation (depreciation) on
Futures contracts	(21,324,056)	46,680,364	(20,176,064)	33,506,046
Short-term U.S. government and agency obligations	20,803	(79,587)	2,837	(353,650)

Change in net unrealized appreciation (depreciation)	(21,303,253)	46,600,777	(20,173,227)	33,152,396

Net realized and unrealized gain (loss)	(148,543,165)	70,259,562	(193,509,833)	110,545,405

Net income (loss)	$(146,777,823)	$69,406,783	$(190,288,574)	$108,740,513

See accompanying notes to financial statements.

7
8

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$226,765,204	$404,950,400	$266,580,320	$269,703,164
Addition of 4,460,000, 1,635,000, 6,760,000 and 3,625,000 shares, respectively (Note 1)	159,301,302	141,195,554	267,768,654	302,368,469
Redemption of 255,000, 2,760,000, 2,210,000 and 3,440,000 shares, respectively (Note 1)	(9,060,853)	(273,838,421)	(113,832,570)	(339,097,830)

Net addition (redemption) of 4,205,000, (1,125,000), 4,550,000 and 185,000 shares, respectively (Note 1)	150,240,449	(132,642,867)	153,936,084	(36,729,361)

Net investment income (loss)	1,765,342	(852,779)	3,221,259	(1,804,892)
Net realized gain (loss)	(127,239,912)	23,658,785	(173,336,606)	77,393,009
Change in net unrealized appreciation (depreciation)	(21,303,253)	46,600,777	(20,173,227)	33,152,396

Net income (loss)	(146,777,823)	69,406,783	(190,288,574)	108,740,513

Shareholders’ equity, end of period	$230,227,830	$341,714,316	$230,227,830	$341,714,316

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(190,288,574)	$108,740,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(318,231,573)	(772,834,858)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	334,754,108	753,998,870
Net amortization and accretion on short-term U.S. government and agency obligations	(1,966,043)	(182,283)
Net realized (gain) loss on investments	10,605	300
Change in unrealized (appreciation) depreciation on investments	(2,837)	353,650
Decrease (Increase) in receivable on open futures contracts	34,137,415	(36,332,848)
Decrease (Increase) in interest receivable	18,196	(70,359)
Increase (Decrease) in payable to Sponsor	(36,534)	32,486
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,961)	(20,252)
Increase (Decrease) in payable on open futures contracts	1,907,775	(2,037,391)

Net cash provided by (used in) operating activities	(139,705,423)	51,647,828

Cash flow from financing activities
Proceeds from addition of shares	267,768,654	305,395,083
Payment on shares redeemed	(114,403,043)	(339,097,830)

Net cash provided by (used in) financing activities	153,365,611	(33,702,747)

Net increase (decrease) in cash	13,660,188	17,945,081
Cash, beginning of period	125,161,810	115,960,816

Cash, end of period	$138,821,998	$133,905,897

See accompanying notes to financial statements.

8
0

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,345,727,038 and $1,466,423,925, respectively)	$1,346,032,901	$1,466,680,542
Cash	768,092,274	625,964,378
Segregated cash balances with brokers for futures contracts	1,011,816,684	925,792,861
Segregated cash balances with brokers for foreign currency forward contracts	12,206,632	12,956,632
Segregated cash balances with brokers for swap agreements	393,762,745	262,053,745
Unrealized appreciation on swap agreements	47,373,840	119,880,255
Unrealized appreciation on foreign currency forward contracts	2,527,851	2,823,510
Receivable from capital shares sold	5,314,437	1,014,483
Receivable on open futures contracts	236,446,947	522,770,291
Interest receivable	5,319,549	4,920,772

Total assets	3,828,893,860	3,944,857,469

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	27,830,318	32,725,077
Payable on open futures contracts	14,433,430	11,742,794
Brokerage commissions and futures account fees payable	166,633	165,165
Payable to Sponsor	2,902,544	3,210,113
Unrealized depreciation on swap agreements	26,790,686	2,315,580
Unrealized depreciation on foreign currency forward contracts	2,924,712	6,911,994

Total liabilities	75,048,323	57,070,723

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,753,845,537	3,887,786,746

Total liabilities and shareholders’ equity	$3,828,893,860	$3,944,857,469

Shares outstanding (Note 1)	111,471,547	89,444,047

See accompanying notes to financial statements.

8
1

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Investment Income
Interest	$35,172,821	$3,593,473	$69,048,196	$4,620,355
Expenses
Management fee	9,417,542	11,608,051	18,671,870	22,225,008
Brokerage commissions	2,541,487	1,894,153	4,916,119	3,802,918
Futures account fees	426,130	1,030,206	828,892	2,835,129

Total expenses	12,385,159	14,532,410	24,416,881	28,863,055

Net investment income (loss)	22,787,662	(10,938,937)	44,631,315	(24,242,700)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(903,140,314)	101,692,223	(1,989,000,881)	510,140,998
Swap agreements	(127,144,869)	(48,816,783)	(36,920,176)	656,366,206
Foreign currency forward contracts	(367,022)	9,774,456	(2,820,838)	12,836,962
Short-term U.S. government and agency obligations	(182,341)	(420,375)	(195,871)	(192,800)

Net realized gain (loss)	(1,030,834,546)	62,229,521	(2,028,937,766)	1,179,151,366

Change in net unrealized appreciation (depreciation) on
Futures contracts	370,415,259	10,131,053	337,853,836	62,770,119
Swap agreements	53,364,477	(57,491,778)	(96,981,521)	(326,324,133)
Foreign currency forward contracts	2,274,360	1,568,995	3,691,623	3,105,964
Short-term U.S. government and agency obligations	266,337	(768,379)	49,246	(4,025,886)

Change in net unrealized appreciation (depreciation)	426,320,433	(46,560,109)	244,613,184	(264,473,936)

Net realized and unrealized gain (loss)	(604,514,113)	15,669,412	(1,784,324,582)	914,677,430

Net income (loss)	$(581,726,451)	$4,730,475	$(1,739,693,267)	$890,434,730

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
2

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Shareholders’ equity, beginning of period	$4,138,630,893	$5,338,066,570	$3,887,786,746	$4,173,474,343

Addition of 64,617,500, 46,420,000, 132,435,000 and 93,810,000 shares, respectively (Note 1)	2,534,087,735	2,545,986,476	6,659,958,056	5,628,786,761
Redemption of 53,005,000, 51,800,804, 110,407,500 and 94,335,926 shares, respectively (Note 1)	(2,337,146,640)	(3,325,413,745)	(5,054,205,998)	(6,129,326,058)

Net addition (redemption) of 11,612,500, (5,380,804), 22,027,500 and (525,926) shares, respectively (Note 1)	196,941,095	(779,427,269)	1,605,752,058	(500,539,297)

Net investment income (loss)	22,787,662	(10,938,937)	44,631,315	(24,242,700)
Net realized gain (loss)	(1,030,834,546)	62,229,521	(2,028,937,766)	1,179,151,366
Change in net unrealized appreciation (depreciation)	426,320,433	(46,560,109)	244,613,184	(264,473,936)

Net income (loss)	(581,726,451)	4,730,475	(1,739,693,267)	890,434,730

Shareholders’ equity, end of period	$3,753,845,537	$4,563,369,776	$3,753,845,537	$4,563,369,776

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
3

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022*
Cash flow from operating activities
Net income (loss)	$(1,739,693,267)	$890,434,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(23,583,170,670)	(11,579,158,324)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,734,747,679	12,000,836,596
Net amortization and accretion on short-term U.S. government and agency obligations	(31,075,993)	(3,419,714)
Net realized (gain) loss on investments	195,871	192,879
Change in unrealized (appreciation) depreciation on investments	93,240,652	327,244,055
Decrease (Increase) in receivable on futures contracts	286,323,344	(318,333,532)
Decrease (Increase) in interest receivable	(398,777)	(872,124)
Increase (Decrease) in payable to Sponsor	(307,569)	557,811
Increase (Decrease) in brokerage commissions and futures account fees payable	1,468	(331,006)
Increase (Decrease) in payable on futures contracts	2,690,636	25,823,690

Net cash provided by (used in) operating activities	(1,237,446,626)	1,342,975,061

Cash flow from financing activities
Proceeds from addition of shares	6,655,658,102	5,625,888,021
Payment on shares redeemed	(5,059,100,757)	(6,100,935,295)

Net cash provided by (used in) financing activities	1,596,557,345	(475,047,274)

Net increase (decrease) in cash	359,110,719	867,927,787
Cash, beginning of period	1,826,767,616	1,408,701,238

Cash, end of period	$2,185,878,335	$2,276,629,025

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

8
4

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2023, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

8
5

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
Share Splits and Reverse Share Splits
The table below includes reverse Share splits for the Funds during the six months June 30, 2023, and during the year ended December 31, 2022. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022

ProShares UltraShort Yen	May 25, 2022	2-for-1 forward Share split	May 26, 2022

ProShares Ultra Bloomberg Crude Oil	May 25, 2022	4-for-1 forward Share split	May 26, 2022

ProShares UltraShort Bloomberg Natural Gas	May 25, 2022	1-for-4 reverse Share split	May 26, 2022

ProShares UltraShort Bloomberg Crude Oil	May 25, 2022	1-for-5 reverse Share split	May 26, 2022

ProShares Ultra Bloomberg Natural Gas	June 23, 2023	1-for-20 reverse Share split	June 24, 2023

ProShares Ultra VIX Short-Term Futures	June 23, 2023	1-for-10 reverse Share split	June 24, 2023

ProShares VIX Short-Term Futures	June 23, 2023	1-for-5 reverse Share split	June 24, 2023
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

8
6

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2023 and 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

8
7

Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2023 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date

Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 30, 2023

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 30, 2023

Ultra Bloomberg Crude Oil,

Ultra Bloomberg Natural Gas,

UltraShort Bloomberg Crude Oil and

UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2023

Ultra Euro,

Ultra Yen,

UltraShort Euro and

UltraShort Yen	3:00 p.m.	4:00 p.m.	June 30, 2023

Short VIX Short-Term Futures ETF,

Ultra VIX Short-Term Futures ETF,

VIX Mid-Term Futures ETF and

VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2023

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2023.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2023.
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

8
8

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

The following table summarizes the valuation of investments at June 30, 2023 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$89,727,034	$23,929,205	$—	$—	$113,656,239
ProShares Ultra Bloomberg Crude Oil	413,997,952	9,418,306	—	(1,692,241)	421,724,017
ProShares Ultra Bloomberg Natural Gas	298,783,390	248,335,437	—	46,088,257	593,207,084
ProShares Ultra Euro	—	—	239,688	—	239,688
ProShares Ultra Gold	134,714,723	(5,385,731)	—	(7,053,083)	122,275,909
ProShares Ultra Silver	224,344,440	(9,977,916)	—	(18,045,362)	196,321,162
ProShares Ultra VIX Short-Term Futures ETF	—	(79,829,720)	—	—	(79,829,720)
ProShares Ultra Yen	—	—	(857,627)	—	(857,627)
ProShares UltraShort Bloomberg Crude Oil	74,852,080	12,986,156	—	—	87,838,236
ProShares UltraShort Bloomberg Natural Gas	34,829,828	(20,310,332)	—	—	14,519,496
ProShares UltraShort Euro	—	—	(1,758,774)	—	(1,758,774)
ProShares UltraShort Gold	—	970,805	—	440,571	1,411,376
ProShares UltraShort Silver	—	958,923	—	845,012	1,803,935
ProShares UltraShort Yen	—	—	1,979,852	—	1,979,852
ProShares VIX Mid-Term Futures ETF	—	(9,878,214)	—	—	(9,878,214)
ProShares VIX Short-Term Futures ETF	74,783,454	(29,972,887)	—	—	44,810,567

Combined Trust:	$1,346,032,901	$141,244,032	$(396,861)	$20,583,154	$1,507,463,226

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
The following table summarizes the valuation of investments at December 31, 2022 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$144,307,676	$11,092,381	$—	$—	$155,400,057
ProShares Ultra Bloomberg Crude Oil	313,465,007	26,291,716	—	74,159,577	413,916,300
ProShares Ultra Bloomberg Natural Gas	263,260,158	(310,613,969)	—	—	(47,353,811)

9
0

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Ultra Euro	$—	$—	$415,656	$—	$415,656
ProShares Ultra Gold	129,123,489	3,242,088	—	6,496,466	138,862,043
ProShares Ultra Silver	228,657,634	29,426,574	—	39,224,212	297,308,420
ProShares Ultra VIX Short-Term Futures ETF	34,732,372	(36,555,453)	—	—	(1,823,081)
ProShares Ultra Yen	—	—	984,549	—	984,549
ProShares UltraShort Bloomberg Crude Oil	89,426,935	10,244,893	—	—	99,671,828
ProShares UltraShort Bloomberg Natural Gas	61,482,526	85,889,398	—	—	147,371,924
ProShares UltraShort Euro	39,996,624	—	(2,461,256)	—	37,535,368
ProShares UltraShort Gold	—	(98,886)	—	(592,957)	(691,843)
ProShares UltraShort Silver	—	(940,500)	—	(1,722,623)	(2,663,123)
ProShares UltraShort Yen	22,998,059	—	(3,027,433)	—	19,970,626
ProShares VIX Mid-Term Futures ETF	49,882,348	(4,791,223)	—	—	45,091,125
ProShares VIX Short-Term Futures ETF	89,347,714	(9,796,823)	—	—	79,550,891

Combined Trust:	$1,466,680,542	$(196,609,804)	$(4,088,484)	$117,564,675	$1,383,546,929

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the quarter ended June 30, 2023 or the year end December 31, 2022.
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
Brokerage Commissions and Futures Account Fees
Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading

9
1

Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets ann ually.
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

9
2

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2023 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

9
7

The following tables indicate the location of derivative related items on the Statements of Financial Condition as well as the effect of derivative instruments on the Statements of Operations during the reporting period.
Fair Value of Derivative Instruments as of June 30, 2023

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements		Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$23,929,205 *		$—
	ProShares Ultra VIX Short-Term Futures ETF		—		79,829,720 *
	ProShares VIX Mid-Term Futures ETF		—		9,878,214 *
	ProShares VIX Short-Term Futures ETF		—		29,972,887 *
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements		Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		9,418,306 *		1,692,241 *
	ProShares Ultra Bloomberg Natural Gas		294,423,694 *		—
	ProShares Ultra Gold		—		12,438,814 *
	ProShares Ultra Silver		—		28,023,278 *
	ProShares UltraShort Bloomberg Crude Oil		12,986,156 *		—

9
8

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation

	ProShares UltraShort Bloomberg Natural Gas		—		20,310,332 *
	ProShares UltraShort Gold		1,411,376 *		—
	ProShares UltraShort Silver		1,803,935 *		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts		Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		241,390		1,702
	ProShares Ultra Yen		18,889		876,516
	ProShares UltraShort Euro		29,100		1,787,874
	ProShares UltraShort Yen		2,238,472		258,620

		Combined Trust:	$346,500,523 *		$185,070,198 *

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements		Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$11,092,381 *		$—

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation

	ProShares Ultra VIX Short-Term Futures ETF		—		36,555,453 *
	ProShares VIX Mid-Term Futures ETF		—		4,791,223 *
	ProShares VIX Short-Term Futures ETF		—		9,796,823 *
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements		Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		100,451,293 *		—
	ProShares Ultra Bloomberg Natural Gas		—		310,613,969 *
	ProShares Ultra Gold		9,738,554 *		—
	ProShares Ultra Silver		68,650,786 *		—
	ProShares UltraShort Bloomberg Crude Oil		13,202,924 *		2,958,031 *
	ProShares UltraShort Bloomberg Natural Gas		85,889,398 *		—
	ProShares UltraShort Gold		—		691,843 *
	ProShares UltraShort Silver		—		2,663,123 *
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts		Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts

10
0

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
	ProShares Ultra Euro		514,115		98,459
	ProShares Ultra Yen		1,152,834		168,285
	ProShares UltraShort Euro		193,192		2,654,448
	ProShares UltraShort Yen		963,369		3,990,802

		Combined Trust:	$291,848,846 *		$374,982,459 *
The Effect of Derivative Instruments on the Statement of Operations For the three months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$65,228,142	$9,658,017
		ProShares Ultra VIX Short-Term Futures ETF	(426,304,544)	(45,320,517)
		ProShares VIX Mid-Term Futures ETF	(6,943,333)	(9,677,526)
		ProShares VIX Short-Term Futures ETF	(127,229,299)	(21,324,056)

10
1

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(76,355,417)	45,434,288
		ProShares Ultra Bloomberg Natural Gas	(616,883,269)	658,027,300
		ProShares Ultra Gold	17,196,569	(32,888,484)
		ProShares Ultra Silver	64,662,300	(119,061,722)
		ProShares UltraShort Bloomberg Crude Oil	28,046,795	(8,229,852)
		ProShares UltraShort Bloomberg Natural Gas	48,736,428	(61,246,927)
		ProShares UltraShort Gold	(1,553,151)	2,758,921
		ProShares UltraShort Silver	1,113,596	5,650,294
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	78,291	(79,023)
		ProShares Ultra Yen	(770,142)	(1,348,109)
		ProShares UltraShort Euro	(1,045,942)	556,469
		ProShares UltraShort Yen	1,370,771	3,145,023

		Combined Trust	$(1,030,652,205)	$426,054,096

10
2

The Effect of Derivative Instruments on the Statement of Operations For the six months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$94,832,290	$12,836,824
		ProShares Ultra VIX Short-Term Futures ETF	(608,537,974)	(43,274,267)
		ProShares VIX Mid-Term Futures ETF	(22,764,053)	(5,086,991)
		ProShares VIX Short-Term Futures ETF	(173,326,001)	(20,176,064)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	9,425,010	(92,725,228)
		ProShares Ultra Bloomberg Natural Gas	(1,678,514,563)	605,037,663
		ProShares Ultra Gold	27,996,465	(22,177,368)
		ProShares Ultra Silver	35,918,436	(96,674,064)

10
3

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
		ProShares UltraShort Bloomberg Crude Oil	55,661,074	2,741,263
		ProShares UltraShort Bloomberg Natural Gas	232,145,072	(106,199,730)
		ProShares UltraShort Gold	(2,584,032)	2,103,219
		ProShares UltraShort Silver	3,827,219	4,467,058
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	358,570	(175,968)
		ProShares Ultra Yen	(1,068,950)	(1,842,176)
		ProShares UltraShort Euro	(2,453,253)	702,482
		ProShares UltraShort Yen	342,795	5,007,285

		Combined Trust:	$(2,028,741,895)	$244,563,938

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

10
4

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

10
5

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

10
6

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

10
7

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2023.

Fair Values of Derivative Instruments as of June 30, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$1,692,241	$—	$1,692,241
ProShares Ultra Bloomberg Natural Gas
Swap agreements	46,088,257	—	46,088,257	—	—	—

10
8

Fair Values of Derivative Instruments as of June 30, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Euro
Foreign currency forward contracts	241,390	—	241,390	1,702	—	1,702
ProShares Ultra Gold
Swap agreements	—	—	—	7,053,083	—	7,053,083
ProShares Ultra Silver
Swap agreements	—	—	—	18,045,362	—	18,045,362
ProShares Ultra Yen
Foreign currency forward contracts	18,889	—	18,889	876,516	—	876,516
ProShares UltraShort Euro
Foreign currency forward contracts	29,100	—	29,100	1,787,874	—	1,787,874
ProShares UltraShort Gold
Swap agreements	440,571	—	440,571	—	—	—
ProShares UltraShort Silver
Swap agreements	845,012	—	845,012	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	2,238,472	—	2,238,472	258,620	—	258,620
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(303,753)	$303,753	$—	$—
Goldman Sachs International	(377,662)	—	377,662	—
Morgan Stanley & Co. International PLC	(316,105)	—	316,105	—
Societe Generale	(275,938)	275,938	—	—
UBS AG	(418,783)	—	418,783	—

1
09

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Natural Gas
Citibank, N.A.	22,537,665	(18,660,347)	—	3,877,318
Goldman Sachs International	15,398,946	(11,008,327)	—	4,390,619
Societe Generale S.A.	8,028,280	(6,677,182)	—	1,351,098
UBS AG	123,366	—	—	123,366
ProShares Ultra Euro
Goldman Sachs International	129,106	—	—	129,106
UBS AG	110,582	—	—	110,582
ProShares Ultra Gold
Citibank, N.A.	(3,028,491)	—	3,028,491	—
Goldman Sachs International	(1,438,439)	—	1,438,439	—
UBS AG	(2,586,153)	—	2,586,153	—
ProShares Ultra Silver
Citibank, N.A.	(6,281,114)	—	6,281,114	—
Goldman Sachs International	(830,545)	—	830,545	—
Morgan Stanley & Co. International PLC	(5,634,927)	—	5,634,927	—
UBS AG	(5,298,776)	—	5,298,776	—
ProShares Ultra Yen
Goldman Sachs International	(407,188)	—	407,188	—
UBS AG	(450,439)	—	450,439	—
ProShares UltraShort Euro
Goldman Sachs International	(872,773)	—	872,773	—
UBS AG	(886,001)	—	886,001	—
ProShares UltraShort Gold
Citibank, N.A.	101,527	—	—	101,527
Goldman Sachs International	133,231	—	—	133,231
UBS AG	205,813	(22,545)	—	183,268
ProShares UltraShort Silver
Citibank, N.A.	100,100	—	—	100,100
Goldman Sachs International	364,653	(364,653)	—	—
Morgan Stanley & Co. International PLC	288,063	—	(288,000)	63
UBS AG	92,196	—	—	92,196
ProShares UltraShort Yen
Goldman Sachs International	890,062	(817,881)	—	72,181
UBS AG	1,089,790	(1,089,790)	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2022:

Fair Values of Derivative Instruments as of December 31, 2022
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$74,159,577	$—	$74,159,577	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	514,115	—	514,115	98,459	—	98,459
ProShares Ultra Gold
Swap agreements	6,496,466	—	6,496,466	—	—	—
ProShares Ultra Silver
Swap agreements	39,224,212	—	39,224,212	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	1,152,834	—	1,152,834	168,285	—	168,285
ProShares UltraShort Euro
Foreign currency forward contracts	193,192	—	193,192	2,654,448	—	2,654,448
ProShares UltraShort Gold
Swap agreements	—	—	—	592,957	—	592,957
ProShares UltraShort Silver
Swap agreements	—	—	—	1,722,623	—	1,722,623
ProShares UltraShort Yen
Foreign currency forward contracts	963,369	—	963,369	3,990,802	—	3,990,802

11
1

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$11,723,388	$—	$(7,220,000)	$4,503,388
Goldman Sachs International	14,575,933	(9,281,322)	—	5,294,611
Morgan Stanley & Co. International PLC	20,305,392	—	(12,510,000)	7,795,392
Societe Generale	11,075,235	(7,038,055)	—	4,037,180
UBS AG	16,479,629	(10,808,424)	(41,993)	5,629,212
ProShares Ultra Euro
Goldman Sachs International	217,491	—	—	217,491
UBS AG	198,165	(198,165)	—	—
ProShares Ultra Gold
Citibank, N.A.	2,582,849	—	(2,570,000)	12,849
Goldman Sachs International	1,226,772	(1,193,425)	—	33,347
UBS AG	2,686,845	(2,682,652)	(4,193)	—
ProShares Ultra Silver
Citibank, N.A.	12,628,472	—	(12,628,472)	—
Goldman Sachs International	1,667,621	(1,667,621)	—	—
Morgan Stanley & Co. International PLC	13,862,180	—	(10,733,000)	3,129,180
UBS AG	11,065,939	(11,065,939)	—	—
ProShares Ultra Yen
Goldman Sachs International	683,120	(308,636)	—	374,484
UBS AG	301,429	—	—	301,429
ProShares UltraShort Euro
Goldman Sachs International	(1,121,150)	—	1,121,150	—
UBS AG	(1,340,106)	—	1,340,106	—
ProShares UltraShort Gold
Citibank, N.A.	(181,291)	—	181,291	—
Goldman Sachs International	(231,533)	—	231,533	—
UBS AG	(180,133)	—	180,133	—
ProShares UltraShort Silver
Citibank, N.A.	(203,969)	—	203,969	—
Goldman Sachs International	(743,029)	—	743,029	—
Morgan Stanley & Co. International PLC	(587,758)	—	587,758	—
UBS AG	(187,867)	—	187,867	—
ProShares UltraShort Yen
Goldman Sachs International	(936,322)	—	936,322	—
UBS AG	(2,091,111)	—	1,690,000	(401,111)

11
2

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

11
3

The Transfer Agent
BNY Mellon serves as the Transfer Agent of the Funds (the “Transfer Agent”) for entities that have entered into an Authorized Participant Agreement with one or more of the Funds (“Authorized Participants”) and has entered into a transfer agency and service agreement (the “Transfer Agency and Service Agreement”).Pursuant to the terms of the Transfer Agency and Service Agreement, BNY Mellon is responsible for processing purchase and redemption orders and maintaining records of ownership of the Funds. The Transfer Agent Fees are paid on behalf of the Funds by the Sponsor.
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

11
4

Transaction fees for the three and six months ended June 30, 2023 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

ProShares Short VIX Short-Term Futures ETF	$49,722	$161,936
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	389,333	820,351
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	9,046	15,511
ProShares VIX Short-Term Futures ETF	82,901	167,222

Combined Trust:	$531,002	$1,165,020

11
5

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2023
For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2023	$63.73	$26.53	$73.76	$11.49	$62.86	$31.10
Net investment income (loss)	0.46	0.14	0.28	0.09	0.47	0.20
Net realized and unrealized gain (loss)#	20.49	(2.93)	(4.56)	0.01	(4.97)	(4.26)
Change in net asset value from operations	20.95	(2.79)	(4.28)	0.10	(4.50)	(4.06)
Net asset value, at June 30, 2023	$84.68	$23.74	$69.48	$11.59	$58.36	$27.04
Market value per share, at March 31, 2023 †	$63.75	$26.47	$72.20	$11.49	$63.02	$31.23
Market value per share, at June 30, 2023 †	$84.68	$23.65	$68.99	$11.61	$58.24	$26.95
Total Return, at net asset value^	32.9%	(10.5)%	(5.8)%	0.9%	(7.2)%	(13.1)%
Total Return, at market value^	32.8%	(10.7)%	(4.5)%	1.0%	(7.6)%	(13.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.14%	1.00%	1.45%	0.95%	0.96%	1.00%
Net investment income gain (loss)	2.61%	2.20%	1.81%	3.27%	3.01%	2.61%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

11
6

For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at March 31, 2023	$46.25	$33.05	$25.15	$71.11	$29.04	$26.88
Net investment income (loss)	0.15	0.26	0.19	0.44	0.24	0.22
Net realized and unrealized gain (loss)#	(27.92)	(5.91)	0.28	(16.49)	(0.18)	1.80
Change in net asset value from operations	(27.77)	(5.65)	0.47	(16.05)	0.06	2.02
Net asset value, at June 30, 2023	$18.48	$27.40	$25.62	$55.06	$29.10	$28.90
Market value per share, at March 31, 2023 †	$46.50	$33.02	$25.22	$72.42	$29.04	$26.84
Market value per share, at June 30, 2023 †	$18.49	$27.42	$25.70	$55.45	$29.11	$28.96
Total Return, at net asset value^	(60.0)%	(17.1)%	1.9%	(22.6)%	0.2%	7.5%
Total Return, at market value^	(60.2)%	(17.0)%	1.9%	(23.4)%	0.2%	7.9%
Ratios to Average Net Assets**
Expense ratio^^	1.55%	0.95%	1.11%	1.77%	0.95%	0.98%
Net investment income gain (loss)	1.84%	3.36%	3.01%	2.47%	3.36%	3.09%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
7

For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at March 31, 2023	$18.63	$55.98	$26.79	$45.16
Net investment income (loss)	0.12	0.49	0.20	0.25
Net realized and unrealized gain (loss)#	1.74	11.47	(6.50)	(20.46)
Change in net asset value from operations	1.86	11.96	(6.30)	(20.21)
Net asset value, at June 30, 2023	$20.49	$67.94	$20.49	$24.95
Market value per share, at March 31, 2023 †	$18.56	$56.00	$26.82	$45.25
Market value per share, at June 30, 2023 †	$20.58	$67.95	$20.48	$24.96
Total Return, at net asset value^	10.0%	21.4%	(23.5)%	(44.8)%
Total Return, at market value^	10.9%	21.3%	(23.6)%	(44.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.05%	0.95%	1.00%	1.08%
Net investment income gain (loss)	2.68%	3.22%	3.13%	2.82%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

11
8

Selected data for a Share outstanding throughout the three months ended June 30, 2022
For the Three Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil*	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2022	$54.55	$37.94	$1121.30	$12.47	$66.99	$39.06
Net investment income (loss)	(0.13)	(0.07)	(4.28)	(0.02)	(0.09)	(0.05)
Net realized and unrealized gain (loss)#	(6.28)	3.74	(326.32)	(1.37)	(10.44)	(14.23)
Change in net asset value from operations	(6.41)	3.67	(330.60)	(1.39)	(10.53)	(14.28)
Net asset value, at June 30, 2022	$48.14	$41.61	$790.70	$11.08	$56.46	$24.78
Market value per share, at March 31, 2022 †	$54.56	$38.33	$1126.20	$12.46	$66.14	$38.53
Market value per share, at June 30, 2022 †	$48.21	$41.86	$842.00	$11.11	$56.50	$24.47
Total Return, at net asset value^	(11.8)%	9.7%	(29.5)%	(11.1)%	(15.7)%	(36.6)%
Total Return, at market value^	(11.6)%	9.2%	(25.2)%	(10.8)%	(14.6)%	(36.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.21%	1.01%	1.26%	0.95%	0.98%	0.98%
Net investment income gain (loss)	(1.00)%	(0.64)%	(1.01)%	(0.54)%	(0.56)%	(0.61)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

1
19

For the Three Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas*	UltraShort Euro	UltraShort Gold
Net asset value, at March 31, 2022	$135.00	$42.02	$29.17	$64.71	$27.30	$27.23
Net investment income (loss)	(0.50)	(0.05)	(0.05)	(0.08)	(0.05)	(0.05)
Net realized and unrealized gain (loss)#	10.63	(8.46)	(6.08)	(21.98)	3.13	4.37
Change in net asset value from operations	10.13	(8.51)	(6.13)	(22.06)	3.08	4.32
Net asset value, at June 30, 2022	$145.13	$33.51	$23.04	$42.65	$30.38	$31.55
Market value per share, at March 31, 2022 †	$134.60	$42.09	$28.95	$64.56	$27.31	$27.61
Market value per share, at June 30, 2022 †	$145.30	$33.49	$22.93	$40.02	$30.41	$31.59
Total Return, at net asset value^	7.5%	(20.3)%	(21.0)%	(34.1)%	11.3%	15.9%
Total Return, at market value^	8.0%	(20.4)%	(20.8)%	(38.0)%	11.4%	14.4%
Ratios to Average Net Assets**
Expense ratio^^	1.53%	0.95%	1.14%	1.36%	0.95%	0.99%
Net investment income gain (loss)	(1.36)%	(0.59)%	(0.85)%	(1.14)%	(0.70)%	(0.74)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

12
0

For the Three Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen*	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at March 31, 2022	$21.45	$46.32	$31.45	$83.04
Net investment income (loss)	(0.05)	(0.09)	(0.06)	(0.21)
Net realized and unrealized gain (loss)#	10.34	10.83	3.90	8.26
Change in net asset value from operations	10.29	10.74	3.84	8.05
Net asset value, at June 30, 2022	$31.74	$57.06	$35.29	$91.09
Market value per share, at March 31, 2022 †	$21.78	$46.37	$31.50	$82.85
Market value per share, at June 30, 2022 †	$32.19	$57.13	$35.38	$91.25
Total Return, at net asset value^	48.0%	23.2%	12.2%	9.6%
Total Return, at market value^	47.8%	23.2%	12.3%	10.1%
Ratios to Average Net Assets**
Expense ratio^^	1.06%	0.95%	0.96%	1.16%
Net investment income gain (loss)	(0.78)%	(0.68)%	(0.74)%	(0.94)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

12
1

Selected Data for a Share Outstanding Throughout the six Months Ended June 30, 2023
For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$58.71	$30.26	$363.08	$11.27	$55.09	$31.75
Net investment income (loss)	0.83	0.27	0.81	0.17	0.86	0.39
Net realized and unrealized gain (loss)#	25.14	(6.79)	(294.41)	0.15	2.41	(5.10)
Change in net asset value from operations	25.97	(6.52)	(293.60)	0.32	3.27	(4.71)
Net asset value, at June 30, 2023	$84.68	$23.74	$69.48	$11.59	$58.36	$27.04
Market value per share, at December 31, 2022 †	$58.68	$30.31	$355.60	$11.26	$55.27	$32.00
Market value per share, at June 30, 2023 †	$84.68	$23.65	$68.99	$11.61	$58.24	$26.95
Total Return, at net asset value^	44.2%	(21.5)%	(80.9)%	2.9%	5.9%	(14.8)%
Total Return, at market value^	44.3%	(22.0)%	(80.6)%	3.1%	5.4%	(15.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.15%	1.00%	1.43%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.50%	2.12%	2.01%	3.04%	2.86%	2.65%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

12
2

For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$68.69	$34.54	$23.93	$27.00	$29.46	$31.10
Net investment income (loss)	0.33	0.49	0.36	0.66	0.45	0.39
Net realized and unrealized gain (loss)#	(50.54)	(7.63)	1.33	27.40	(0.81)	(2.59)
Change in net asset value from operations	(50.21)	(7.14)	1.69	28.06	(0.36)	(2.20)
Net asset value, at June 30, 2023	$18.48	$27.40	$25.62	$55.06	$29.10	$28.90
Market value per share, at December 31, 2022 †	$68.60	$34.56	$23.85	$27.56	$29.45	$30.99
Market value per share, at June 30, 2023 †	$18.49	$27.42	$25.70	$55.45	$29.11	$28.96
Total Return, at net asset value^	(73.1)%	(20.7)%	7.1%	103.9%	(1.2)%	(7.1)%
Total Return, at market value^	(73.1)%	(20.7)%	7.8%	101.2%	(1.2)%	(6.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.56%	0.95%	1.09%	1.74%	0.95%	0.99%
Net investment income gain (loss)	1.66%	3.05%	2.92%	2.27%	3.08%	2.81%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

12
3

For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2022	$19.46	$53.68	$30.41	$57.00
Net investment income (loss)	0.24	0.88	0.38	0.53
Net realized and unrealized gain (loss)#	0.79	13.38	(10.30)	(32.58)
Change in net asset value from operations	1.03	14.26	(9.92)	(32.05)
Net asset value, at June 30, 2023	$20.49	$67.94	$20.49	$24.95
Market value per share, at December 31, 2022 †	$19.30	$53.57	$30.36	$56.90
Market value per share, at June 30, 2023 †	$20.58	$67.95	$20.48	$24.96
Total Return, at net asset value^	5.3%	26.6%	(32.6)%	(56.2)%
Total Return, at market value^	6.6%	26.8%	(32.5)%	(56.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.05%	0.95%	0.98%	1.09%
Net investment income gain (loss)	2.44%	3.06%	2.90%	2.61%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

12
4

Selected Data for a Share Outstanding Throughout the six Months Ended June 30, 2022
For the Six Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil *	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2021	$61.56	$21.54	$511.08	$13.32	$59.69	$34.84
Net investment income (loss)	(0.29)	(0.15)	(5.86)	(0.04)	(0.22)	(0.13)
Net realized and unrealized gain (loss)#	(13.13)	20.22	285.48	(2.20)	(3.01)	(9.93)
Change in net asset value from operations	(13.42)	20.07	279.62	(2.24)	(3.23)	(10.06)
Net asset value, at June 30, 2022	$48.14	$41.61	$790.70	$11.08	$56.46	$24.78
Market value per share, at December 31, 2021 †	$61.55	$21.70	$521.80	$13.33	$59.81	$34.74
Market value per share, at June 30, 2022 †	$48.21	$41.86	$842.00	$11.11	$56.50	$24.47
Total Return, at net asset value^	(21.8)%	93.2%	54.7%	(16.8)%	(5.4)%	(28.9)%
Total Return, at market value^	(21.7)%	92.9%	61.4%	(16.7)%	(5.5)%	(29.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.28%	1.05%	1.29%	0.95%	0.99%	0.98%
Net investment income gain (loss)	(1.12)%	(0.82)%	(1.10)%	(0.65)%	(0.71)%	(0.75)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

12
5

For the Six Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2021	$124.06	$47.29	$64.26	$247.40	$25.84	$31.71
Net investment income (loss)	(1.13)	(0.13)	(0.12)	(0.31)	(0.11)	(0.12)
Net realized and unrealized gain (loss)#	22.20	(13.65)	(41.10)	(204.44)	4.65	(0.04)
Change in net asset value from operations	21.07	(13.78)	(41.22)	(204.75)	4.54	(0.16)
Net asset value, at June 30, 2022	$145.13	$33.51	$23.04	$42.65	$30.38	$31.55
Market value per share, at December 31, 2021 †	$124.30	$47.29	$63.75	$242.20	$25.86	$31.66
Market value per share, at June 30, 2022 †	$145.30	$33.49	$22.93	$40.02	$30.41	$31.59
Total Return, at net asset value^	17.0%	(29.2)%	(64.2)%	(82.8)%	17.5%	(0.5)%
Total Return, at market value^	16.9%	(29.2)%	(64.0)%	(83.5)%	17.6%	0.2%
Ratios to Average Net Assets**
Expense ratio^^	1.65%	0.95%	1.18%	1.47%	0.95%	1.00%
Net investment income gain (loss)	(1.53)%	(0.67)%	(0.95)%	(1.30)%	(0.75)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

12
6

For the Six Months Ended June 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2021	$26.77	$41.50	$30.61	$75.62
Net investment income (loss)	(0.11)	(0.17)	(0.14)	(0.46)
Net realized and unrealized gain (loss)#	5.08	15.73	4.82	15.93
Change in net asset value from operations	4.97	15.56	4.68	15.47
Net asset value, at June 30, 2022	$31.74	$57.06	$35.29	$91.09
Market value per share, at December 31, 2021 †	$26.84	$41.50	$30.57	$75.85
Market value per share, at June 30, 2022 †	$32.19	$57.13	$35.38	$91.25
Total Return, at net asset value^	18.6%	37.5%	15.3%	20.5%
Total Return, at market value^	19.9%	37.7%	15.7%	20.3%
Ratios to Average Net Assets**
Expense ratio^^	1.07%	0.95%	1.02%	1.20%
Net investment income gain (loss)	(0.86)%	(0.72)%	(0.87)%	(1.04)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

12
7

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

12
8

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
In addition, cleared derivatives benefit from daily mark-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with a futures commission merchant in cleared swaps customer accounts, which are required by CFTC regulations to be separate from the futures commission merchant’s proprietary collateral posted for cleared swaps transactions. Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds for futures transactions but provide certain additional protections to cleared swaps collateral in the event of a clearing broker or clearing broker customer default. For example, in the event of a default of both the clearing broker and a customer of the clearing broker, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the clearing broker, as opposed to the treatment of futures customer segregated funds, under which the clearing house may access all of the commingled futures customer segregated funds of a defaulting clearing broker. Derivatives entered into directly between two counterparties do not necessarily benefit from such protections, particularly if entered into with an entity that is not registered as a “swap dealer” with the CFTC. Bilateral OTC derivatives expose the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.
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

13
1

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
There have been times where WTI crude oil futures contracts experience “extraordinary contango or extraordinary backwardation”. For example, in April 2020, the market for crude oil futures contracts experienced a period of “extraordinary contango” that resulted in a negative price in the May 2020 WTI crude oil futures contract. In the summer of 2022, the market for crude oil futures contracts experienced a period of extreme backwardation, but normalized towards the end of the year. The futures contracts held by the Funds may experience a period of extraordinary contango or backwardation in the future. If all or a significant portion of the futures contracts held by an Ultra Fund at a future date were to reach a negative price, investors in such Fund could lose their entire investment. Conversely, investors in an UltraShort Fund could suffer significant losses or lose their entire investment if prices reversed or were subject to extraordinary backwardation. The effects of rolling futures contracts under extraordinary contango or backwardation market conditions generally are more exaggerated than rolling futures contracts under more typical contango or backwardation market conditions. Either scenario may result in significant losses.
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

1
32

Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks
The onset of the novel coronavirus (COVID-19) and its variants has caused significant shocks to global financial markets and economies, with many governments taking extreme actions in an attempt to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have if reimposed, a severe economic impact on global economies as economic activity in some instances has essentially ceased.
As the hospitalization rates and COVID-related deaths continue to fall, the severity of lockdowns and restrictive policies relative to the onset of the COVID-19 pandemic will decrease as the situation gradually improves. Currently the bear market continues to recover from the lockdowns and restrictions that brought economic strain to several industries. Contemporaneous with the onset of the COVID-19 pandemic in the U.S., crude oil markets experienced shocks to the supply of and demand for crude oil. This led to an oversupply of crude oil, which impacted the price of crude oil and futures contracts on crude oil and caused historic volatility in the market for crude oil and crude oil futures contracts. Currently, crude oil prices have increased since the onset of the COVID-19 pandemic. As countries around the world are currently rolling back or eliminating COVID-related restrictions, the demand for oil is expected to increase. For example, China’s ongoing COVID restrictions are expected to be removed and altered, which is expected to increase the demand for crude oil among consumers.
On February 24, 2022, Russia commenced a military attack on Ukraine. The ongoing hostilities between the two countries could result in additional widespread conflict and could have a severe adverse effect on the region and the markets for securities and commodities, including oil. As the war continues sanctions on Russian exports in the future could have a significant adverse impact on the Russian economy and related markets. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflicts and related events could have significant impact on a Fund’s performance, and the value of an investment in a Fund may decline significantly.
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

13
3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2023, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
On June 7, 2023, the Trust issued a press release announcing a reverse share split on ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Bloomberg Natural Gas. The Splits did not change the value of a shareholder’s investment. ProShares VIX Short-Term Futures ETF executed a 1:5 Reverse Split of its shares. ProShares Ultra VIX Short-Term Futures ETF executed a 1:10 Reverse Split of its shares. ProShares Ultra Bloomberg Natural Gas ETF executed a 1:20 Reverse Split of its shares. The Reverse Split was effective at the market open on June 23, 2023, when the Funds began trading at their post-Reverse Split prices. The ticker symbol for the Funds did not change, but the Funds issued new CUSIP numbers (74347Y789 for VIXY, 74347Y771 for UVXY, and 74347Y763 for BOIL). The Reverse Split increased the price per share of the Funds with a proportionate decrease in the number of shares outstanding.
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2023 and 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2023	Interest Income Three Months Ended June 30, 2022	Interest Income Six Months Ended June 30, 2023	Interest Income Six Months Ended June 30, 2022
ProShares Short VIX Short-Term Futures ETF	$2,437,210	$225,134	$4,546,332	$319,477
ProShares Ultra Bloomberg Crude Oil	5,878,092	1,264,011	11,886,000	1,572,891
ProShares Ultra Bloomberg Natural Gas	8,866,705	146,470	17,825,228	186,051
ProShares Ultra Euro	88,182	6,522	185,419	11,109
ProShares Ultra Gold	1,983,196	319,154	3,632,210	414,267
ProShares Ultra Silver	3,701,182	421,514	7,075,578	561,963
ProShares Ultra VIX Short-Term Futures ETF	4,750,595	430,670	9,167,250	525,931
ProShares Ultra Yen	114,980	3,064	235,098	3,937
ProShares UltraShort Bloomberg Crude Oil	1,560,028	289,299	3,563,237	343,206
ProShares UltraShort Bloomberg Natural Gas	1,344,889	122,188	2,531,641	178,013
ProShares UltraShort Euro	593,746	39,011	1,240,866	54,416
ProShares UltraShort Gold	184,052	19,975	316,614	29,660
ProShares UltraShort Silver	323,734	18,743	523,812	27,663
ProShares UltraShort Yen	255,354	26,913	459,554	36,312
ProShares VIX Mid-Term Futures ETF	650,585	52,826	1,298,505	76,749
ProShares VIX Short-Term Futures ETF	2,440,291	207,903	4,560,852	278,612

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
Off-Balance Sheet Arrangements and Contractual Obligations
As of August 8, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2023.
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
Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$295,340,393	$495,588,849
NAV end of period	$282,353,267	$403,644,956
Percentage change in NAV	(4.4)%	(18.6)%
Shares outstanding beginning of period	4,634,307	9,084,307
Shares outstanding end of period	3,334,307	8,384,307
Percentage change in shares outstanding	(28.1)%	(7.7)%
Shares created	550,000	1,600,000
Shares redeemed	1,850,000	2,300,000
Per share NAV beginning of period	$63.73	$54.55
Per share NAV end of period	$84.68	$48.14
Percentage change in per share NAV	32.9%	(11.8)%
Percentage change in benchmark	(44.4)%	10.3%
Benchmark annualized volatility	45.8%	90.4%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,634,307 outstanding Shares at March 31, 2023 to 3,334,307 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,084,307 outstanding Shares at March 31, 2022 to 8,384,307 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 32.9% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 11.8% for the three months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 44.4% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 10.3% for the three months ended June 30, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$1,696,752	$(1,094,000)
Management fee	617,036	1,034,361
Brokerage commission	123,422	177,552
Futures account fees	–	107,221
Net realized gain (loss)	65,202,331	(13,105,212)
Change in net unrealized appreciation (depreciation)	9,673,101	(34,507,780)
Net Income (loss)	$76,572,184	$(48,706,992)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2023.
ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$811,668,456	$1,336,980,685
NAV end of period	$738,194,368	$1,060,867,238
Percentage change in NAV	(9.1)%	(20.7)%
Shares outstanding beginning of period	30,593,096	35,243,096
Shares outstanding end of period	31,093,096	25,493,096
Percentage change in shares outstanding	1.6%	(27.7)%
Shares created	15,550,000	1,700,000
Shares redeemed	15,050,000	11,450,000
Per share NAV beginning of period	$26.53	$37.94
Per share NAV end of period	$23.74	$41.61
Percentage change in per share NAV	(10.5)%	9.7%
Percentage change in benchmark	(4.4)%	6.8%
Benchmark annualized volatility	32.8%	37.5%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 30,593,096 outstanding Shares at March 31, 2023 to 31,093,096 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily due to decrease in shareholder activity offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an decrease from 35,243,096 outstanding Shares at March 31, 2022 to 25,493,096 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.5% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 9.7% for the three months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 4.4% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 6.8% for the three months ended June 30, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$4,038,791	$(2,084,704)
Management fee	1,744,998	3,098,904
Brokerage commission	94,303	140,210
Futures account fees	–	109,601
Net realized gain (loss)	(76,414,795)	363,291,439
Change in net unrealized appreciation (depreciation)	45,539,157	(211,544,109)
Net Income (loss)	$(26,836,847)	$149,662,626
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Bloomberg Crude Oil.
ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$1,139,983,773	$145,069,486
NAV end of period	$1,141,021,278	$187,297,842
Percentage change in NAV	0.1%	29.1%
Shares outstanding beginning of period	15,454,376	129,376
Shares outstanding end of period	16,421,876	236,876

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Percentage change in shares outstanding	6.3%	83.1%
Shares created	13,792,500	325,000
Shares redeemed	12,825,000	217,500
Per share NAV beginning of period	$73.76	$1121.30
Per share NAV end of period	$69.48	$790.70
Percentage change in per share NAV	(5.8)%	(29.5)%
Percentage change in benchmark	2.2%	(6.0)%
Benchmark annualized volatility	57.7%	37.5%
During the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 15,454,376 outstanding Shares at March 31, 2023 to 16,421,876 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 129,376 outstanding Shares at March 31, 2022 to 236,876 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.8% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 29.5% for the three months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s rise of 2.2% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 6.0% for the three months ended June 30, 2022, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$4,920,978	$(566,073)
Management fee	2,588,571	534,624
Brokerage commission	1,145,371	114,706
Futures account fees	211,785	63,213
Net realized gain (loss)	(616,886,915)	164,990,694
Change in net unrealized appreciation (depreciation)	658,057,024	(271,288,469)
Net Income (loss)	$46,091,087	$(106,863,848)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the value of Henry Hub Natural Gas during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$8,616,433	$6,236,982
NAV end of period	$7,535,435	$9,415,626
Percentage change in NAV	(12.5)%	51.0%
Shares outstanding beginning of period	750,000	500,000
Shares outstanding end of period	650,000	850,000
Percentage change in shares outstanding	(13.3)%	70.0%
Shares created	–	450,000
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$11.49	$12.47
Per share NAV end of period	$11.59	$11.08
Percentage change in per share NAV	0.9%	(11.1)%
Percentage change in benchmark	0.6%	(5.3)%
Benchmark annualized volatility	6.8%	9.1%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 750,000 outstanding Shares at March 31, 2023 to 650,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 500,000 outstanding Shares at March 31, 2022 to 850,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.9% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 11.1% for the three months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s rise of 0.6% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 5.3% for the three months ended June 30, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$68,331	$(8,515)
Management fee	19,851	15,037
Net realized gain (loss)	78,291	(446,365)
Change in net unrealized appreciation (depreciation)	(79,023)	(281,290)
Net Income (loss)	$67,599	$(736,170)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2023.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$201,161,529	$355,029,822
NAV end of period	$180,916,531	$239,938,853
Percentage change in NAV	(10.1)%	(32.4)%
Shares outstanding beginning of period	3,200,000	5,300,000
Shares outstanding end of period	3,100,000	4,250,000
Percentage change in shares outstanding	(3.1)%	(19.8)%
Shares created	50,000	100,000
Shares redeemed	150,000	1,150,000
Per share NAV beginning of period	$62.86	$66.99
Per share NAV end of period	$58.36	$56.46
Percentage change in per share NAV	(7.2)%	(15.7)%
Percentage change in benchmark	(2.5)%	(7.6)%
Benchmark annualized volatility	12.7%	13.8%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,200,000 outstanding Shares at March 31, 2023 to 3,100,000 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,300,000 outstanding Shares at March 31, 2022 to 4,250,000 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.

For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.2% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 15.7% for the three months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 2.5% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 7.6% for the three months ended June 30, 2022, can be attributed to a lesser decrease in the value of gold futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$1,502,010	$(419,722)
Management fee	474,261	716,148
Brokerage commission	6,925	14,064
Futures account fees	—	8,664
Net realized gain (loss)	17,168,107	(57,901,083)
Change in net unrealized appreciation (depreciation)	(32,854,842)	4,971,043
Net Income (loss)	$(14,184,725)	$(53,349,762)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2023.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$429,115,334	$558,375,841
NAV end of period	$356,791,659	$355,577,515
Percentage change in NAV	(16.9)%	(36.3)%
Shares outstanding beginning of period	13,796,526	14,296,526
Shares outstanding end of period	13,196,526	14,346,526
Percentage change in shares outstanding	(4.3)%	0.3%
Shares created	700,000	800,000
Shares redeemed	1,300,000	750,000
Per share NAV beginning of period	$31.10	$39.06
Per share NAV end of period	$27.04	$24.78
Percentage change in per share NAV	(13.1)%	(36.6)%
Percentage change in benchmark	(5.1)%	(19.4)%
Benchmark annualized volatility	24.1%	23.7%

During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 13,796,526 outstanding Shares at March 31, 2023 to 13,196,526 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,296,526 outstanding Shares at March 31, 2022 to 14,346,526 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.1% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 36.6% for the three months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 5.1% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 19.4% for the three months ended June 30, 2022, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$2,677,602	$(695,746)
Management fee	976,505	1,082,340
Brokerage commission	47,075	28,732
Futures account fees	—	6,188
Net realized gain (loss)	64,615,443	(156,195,349)
Change in net unrealized appreciation (depreciation)	(119,017,342)	(50,135,799)
Net Income (loss)	$(51,724,297)	$(207,026,894)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2023.

ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$535,980,236	$1,127,608,641
NAV end of period	$387,764,059	$975,683,533
Percentage change in NAV	(27.7)%	(13.5)%
Shares outstanding beginning of period	11,587,842	8,352,842
Shares outstanding end of period	20,977,842	6,722,842
Percentage change in shares outstanding	81.0%	(19.5)%
Shares created	12,940,000	5,840,000
Shares redeemed	3,550,000	7,470,000
Per share NAV beginning of period	$46.25	$135.00
Per share NAV end of period	$18.48	$145.13
Percentage change in per share NAV	(60.0)%	7.5%
Percentage change in benchmark	(44.4)%	10.3%
Benchmark annualized volatility	45.8%	90.4%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 11,587,842 outstanding Shares at March 31, 2023 to 20,977,842 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,352,842 outstanding Shares at March 31, 2022 to 6,722,842 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 60.0% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 44.4% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 10.3% for the three months ended June 30, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$2,581,004	$(3,277,402)
Management fee	1,330,081	2,293,738
Brokerage commission	712,511	970,211
Futures account fees	126,999	444,123
Net realized gain (loss)	(426,300,356)	90,701,501
Change in net unrealized appreciation (depreciation)	(45,315,177)	196,735,349
Net Income (loss)	$(469,034,529)	$284,159,448
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of futures prices, during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$9,915,083	$2,099,705
NAV end of period	$12,330,974	$5,024,773
Percentage change in NAV	24.4%	139.3%
Shares outstanding beginning of period	299,970	49,970
Shares outstanding end of period	449,970	149,970
Percentage change in shares outstanding	50.0%	200.1%
Shares created	150,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$33.05	$42.02
Per share NAV end of period	$27.40	$33.51
Percentage change in per share NAV	(17.1)%	(20.3)%
Percentage change in benchmark	(8.0)%	(10.3)%
Benchmark annualized volatility	8.9%	11.5%
During the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 299,970 outstanding Shares at March 31, 2023 to 449,970 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at March 31, 2022 to 149,970 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.1% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 20.3% for the three months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 8.0% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 10.3% for the three months ended June 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$89,650	$(4,972)
Management fee	25,330	8,036
Net realized gain (loss)	(770,142)	(761,478)
Change in net unrealized appreciation (depreciation)	(1,348,109)	152,185
Net Income (loss)	$(2,028,601)	$(614,265)
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar in conjunction with a significant increase in average shares outstanding during the three months ended June 30, 2023.
ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$144,762,563	$416,799,231
NAV end of period	$112,854,952	$501,157,304
Percentage change in NAV	(22.0)%	20.2%
Shares outstanding beginning of period	5,755,220	14,286,760
Shares outstanding end of period	4,405,220	21,755,220
Percentage change in shares outstanding	(23.5)%	52.3%
Shares created	6,250,000	12,320,000
Shares redeemed	7,600,000	4,851,540
Per share NAV beginning of period	$25.15	$29.17

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Per share NAV end of period	$25.62	$23.04
Percentage change in per share NAV	1.9%	(21.0)%
Percentage change in benchmark	(4.4)%	6.8%
Benchmark annualized volatility	32.8%	37.5%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,755,220 outstanding Shares at March 31, 2023 to 4,405,220 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily due to increase in shares outstanding and offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The increase in the Fund’s NAV was offset by a increase from 14,286,760 outstanding Shares at March 31, 2022 to 21,755,220 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.9% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 21.0% for the three months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 4.4% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 6.8% for the three months ended June 30, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$1,140,772	$(849,692)
Management fee	359,177	946,110
Brokerage commission	60,079	107,079
Futures account fees	—	85,802
Net realized gain (loss)	28,034,524	(102,594,000)
Change in net unrealized appreciation (depreciation)	(8,216,608)	34,757,114
Net Income (loss)	$20,958,688	$(68,686,578)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$146,981,760	$250,340,837
NAV end of period	$141,324,963	$211,823,446
Percentage change in NAV	(3.8)%	(15.4)%
Shares outstanding beginning of period	2,066,856	3,868,620
Shares outstanding end of period	2,566,856	4,966,856
Percentage change in shares outstanding	24.2%	28.4%
Shares created	6,600,000	18,700,000
Shares redeemed	6,100,000	17,601,764
Per share NAV beginning of period	$71.11	$64.71
Per share NAV end of period	$55.06	$42.65
Percentage change in per share NAV	(22.6)%	(34.1)%
Percentage change in benchmark	2.2%	(6.0)%
Benchmark annualized volatility	57.7%	87.3%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 2,066,856 outstanding Shares at March 31, 2023 to 2,566,856 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a increase from 3,868,620 outstanding Shares at March 31, 2022 to 4,966,856 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.6% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 34.1% for the three months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s rise of 2.2% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 6.0% for the three months ended June 30, 2022, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$782,210	$(610,379)
Management fee	302,274	510,704
Brokerage commission	233,647	144,907
Futures account fees	26,758	76,956
Net realized gain (loss)	48,737,843	(282,646,884)
Change in net unrealized appreciation (depreciation)	(61,250,100)	228,079,127
Net Income (loss)	$(11,730,047)	$(55,178,136)
The Fund’s net income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$59,537,260	$50,498,084
NAV end of period	$50,931,301	$62,270,097
Percentage change in NAV	(14.5)%	23.3%
Shares outstanding beginning of period	2,050,000	1,850,000
Shares outstanding end of period	1,750,000	2,050,000
Percentage change in shares outstanding	(14.6)%	10.8%
Shares created	–	500,000
Shares redeemed	300,000	300,000
Per share NAV beginning of period	$29.04	$27.30
Per share NAV end of period	$29.10	$30.38
Percentage change in per share NAV	0.2%	11.3%
Percentage change in benchmark	0.6%	(5.3)%
Benchmark annualized volatility	6.8%	9.1%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,050,000 outstanding Shares at March 31, 2023 to 1,750,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,850,000 outstanding Shares at March 31, 2022 to 2,050,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.2% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 11.3% for the three months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s rise of 0.6% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 5.3% for the three months ended June 30, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$462,645	$(107,923)
Management fee	131,101	146,934
Net realized gain (loss)	(1,045,942)	3,065,129
Change in net unrealized appreciation (depreciation)	556,469	3,039,738
Net Income (loss)	$(26,828)	$5,996,944
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2023.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$16,049,273	$32,598,451
NAV end of period	$15,809,378	$34,611,284
Percentage change in NAV	(1.5)%	6.2%
Shares outstanding beginning of period	596,977	1,196,977
Shares outstanding end of period	546,977	1,096,977
Percentage change in shares outstanding	(8.4)%	(8.4)%
Shares created	300,000	700,000
Shares redeemed	350,000	800,000

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Per share NAV beginning of period	$26.88	$27.23
Per share NAV end of period	$28.90	$31.55
Percentage change in per share NAV	7.5%	15.9%
Percentage change in benchmark	(2.5)%	(7.6)%
Benchmark annualized volatility	12.7%	13.8%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 596,977 outstanding Shares at March 31, 2023 to 546,977 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,196,977 outstanding Shares at March 31, 2022 to 1,096,977 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 15.9% for the three months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 2.5% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 7.6% for the three months ended June 30, 2022, can be attributed to lesser decrease in the value of gold futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$139,578	$(59,266)
Management fee	42,869	75,676
Brokerage commission	1,605	2,985
Futures account fees	—	580
Net realized gain (loss)	(1,553,151)	4,557,870
Change in net unrealized appreciation (depreciation)	2,758,921	289,951
Net Income (loss)	$1,345,348	$4,788,555
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to lesser decrease in the value of the futures prices during the three months ended June 30, 2023.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$20,335,691	$23,406,516
NAV end of period	$19,290,473	$33,052,840
Percentage change in NAV	(5.1)%	41.2%
Shares outstanding beginning of period	1,091,329	1,091,329
Shares outstanding end of period	941,329	1,041,329
Percentage change in shares outstanding	(13.7)%	(4.6)%
Shares created	2,450,000	700,000
Shares redeemed	2,600,000	750,000
Per share NAV beginning of period	$18.63	$21.45
Per share NAV end of period	$20.49	$31.74
Percentage change in per share NAV	10.0%	48.0%
Percentage change in benchmark	(5.1)%	(19.4)%
Benchmark annualized volatility	24.1%	23.7%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,091,329 outstanding Shares at March 31, 2023 to 941,329 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,091,329 outstanding Shares at March 31, 2022 to 1,041,329 outstanding Shares at June 30, 2022.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.0% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 48.0% for the three months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 5.1% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 19.4% for the three months ended June 30, 2022, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$232,359	$(51,484)
Management fee	82,417	62,381
Brokerage commission	8,958	6,677
Futures account fees	—	1,169
Net realized gain (loss)	1,112,690	9,411,232
Change in net unrealized appreciation (depreciation)	5,650,294	3,853,312
Net Income (loss)	$6,995,343	$13,213,060
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2023.
ProShares UltraShort Yen
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$25,111,818	$27,726,701
NAV end of period	$27,077,656	$45,568,882
Percentage change in NAV	7.8%	64.4%
Shares outstanding beginning of period	448,580	598,580
Shares outstanding end of period	398,580	798,580
Percentage change in shares outstanding	(11.1)%	33.4%
Shares created	250,000	650,000
Shares redeemed	300,000	450,000
Per share NAV beginning of period	$55.98	$46.32
Per share NAV end of period	$67.94	$57.06
Percentage change in per share NAV	21.4%	23.2%
Percentage change in benchmark	(8.0)%	(10.3)%
Benchmark annualized volatility	8.9%	11.4%
During the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 448,580 outstanding Shares at March 31, 2023 to 398,580 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 598,580 outstanding Shares at March 31, 2022 to 798,580 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.4% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 23.2% for the three months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 8.0% for the three months ended June 30, 2023, as compared to the benchmark’s decline of 10.3% for the three months ended June 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$197,175	$(66,268)
Management fee	58,179	93,181
Net realized gain (loss)	1,370,771	7,917,170
Change in net unrealized appreciation (depreciation)	3,145,023	(1,367,929)
Net Income (loss)	$4,712,969	$6,482,973
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.
ProShares VIX Mid-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$67,306,087	$97,869,914
NAV end of period	$49,421,413	$95,721,271
Percentage change in NAV	(26.6)%	(2.2)%
Shares outstanding beginning of period	2,512,403	3,112,403
Shares outstanding end of period	2,412,403	2,712,403
Percentage change in shares outstanding	(4.0)%	(12.9)%
Shares created	575,000	300,000
Shares redeemed	675,000	700,000

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Per share NAV beginning of period	$26.79	$31.45
Per share NAV end of period	$20.49	$35.29
Percentage change in per share NAV	(23.5)%	12.2%
Percentage change in benchmark	(23.1)%	12.9%
Benchmark annualized volatility	22.6%	37.1%
During the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,512,403 outstanding Shares at March 31, 2023 to 2,412,403 outstanding Shares at June 30, 2023. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,112,403 outstanding Shares at March 31, 2022 to 2,712,403 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.5% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 12.2% for the three months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 23.1% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 12.9% for the three months ended June 30, 2022, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$492,463	$(184,164)
Management fee	134,066	210,584
Brokerage commission	12,200	15,500
Futures account fees	11,856	10,906
Net realized gain (loss)	(6,943,333)	7,862,052
Change in net unrealized appreciation (depreciation)	(9,675,102)	3,992,670
Net Income (loss)	$(16,125,972)	$11,670,558
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of the futures prices during the three months ended June 30, 2023.

ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
NAV beginning of period	$226,765,204	$404,950,400
NAV end of period	$230,227,830	$341,714,316
Percentage change in NAV	1.5%	(15.6)%
Shares outstanding beginning of period	5,021,565	4,876,565
Shares outstanding end of period	9,226,565	3,751,565
Percentage change in shares outstanding	83.7%	(23.1)%
Shares created	4,460,000	1,635,000
Shares redeemed	255,000	2,760,000
Per share NAV beginning of period	$45.16	$83.04
Per share NAV end of period	$24.95	$91.09
Percentage change in per share NAV	(44.8)%	9.6%
Percentage change in benchmark	(44.4)%	10.3%
Benchmark annualized volatility	45.8%	90.4%
During the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 5,021,565 outstanding Shares at March 31, 2023 to 9,226,565 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,876,565 outstanding Shares at March 31, 2022 to 3,751,565 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.8% for the three months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 9.6% for the three months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended June 30, 2023.
The benchmark’s decline of 44.4% for the three months ended June 30, 2023, as compared to the benchmark’s rise of 10.3% for the three months ended June 30, 2022, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net investment income (loss)	$1,765,342	$(852,779)
Management fee	530,826	773,717
Brokerage commission	95,391	171,182
Futures account fees	48,732	115,783
Net realized gain (loss)	(127,239,912)	23,658,785
Change in net unrealized appreciation (depreciation)	(21,303,253)	46,600,777
Net Income (loss)	$(146,777,823)	$69,406,783
The Fund’s net income decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in the value of the futures prices, during the three months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.
Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$339,591,638	$423,812,594
NAV end of period	$282,353,267	$403,644,956
Percentage change in NAV	(16.9)%	(4.8)%
Shares outstanding beginning of period	5,784,307	6,884,307
Shares outstanding end of period	3,334,307	8,384,307
Percentage change in shares outstanding	(42.4)%	21.8%
Shares created	3,000,000	4,600,000
Shares redeemed	5,450,000	3,100,000
Per share NAV beginning of period	$58.71	$61.56
Per share NAV end of period	$84.68	$48.14
Percentage change in per share NAV	44.2%	(21.8)%
Percentage change in benchmark	(55.7)%	21.6%
Benchmark annualized volatility	58.0%	88.1%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,784,307 outstanding Shares at December 31, 2022 to 3,334,307 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2022, the decrease in the

Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 6,884,307 outstanding Shares at December 31, 2021 to 8,384,307 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 44.2% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 21.8% for the six months ended June 30, 2022, was primarily due to appreciation in the value of the assets during the six months ended June 30, 2023.
The benchmark’s decline of 55.7% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 21.6% for the six months ended June 30, 2022, can be attributed to decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$3,113,594	$(2,390,922)
Management fee	1,182,813	2,020,898
Brokerage commission	249,925	365,250
Futures account fees	—	324,251
Net realized gain (loss)	94,806,479	(54,216,320)
Change in net unrealized appreciation (depreciation)	12,828,278	(30,209,873)
Net Income (loss)	$110,748,351	$(86,817,115)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2023.
ProShares Ultra Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$859,094,274	$1,103,783,570
NAV end of period	$738,194,368	$1,060,867,238
Percentage change in NAV	(14.1)%	(3.9)%
Shares outstanding beginning of period	28,393,096	51,243,096
Shares outstanding end of period	31,093,096	25,493,096
Percentage change in shares outstanding	9.5%	(50.3)%
Shares created	34,650,000	10,300,000
Shares redeemed	31,950,000	36,050,000
Per share NAV beginning of period	$30.26	$21.54

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per share NAV end of period	$23.74	$41.61
Percentage change in per share NAV	(21.5)%	93.2%
Percentage change in benchmark	(9.5)%	45.9%
Benchmark annualized volatility	31.7%	41.9%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 28,393,096 outstanding Shares at December 31, 2022 to 31,093,096 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily due to the change in shares outstanding and offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an decrease from 51,243,096 outstanding Shares at December 31, 2021 to 25,493,096 outstanding Shares at June 30, 2022
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.5% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 93.2% for the six months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 9.5% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 45.9% for the six months ended June 30, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$8,077,737	$(5,308,864)
Management fee	3,619,616	6,183,716
Brokerage commission	188,647	335,751
Futures account fees	—	362,288
Net realized gain (loss)	9,365,632	1,162,711,373
Change in net unrealized appreciation (depreciation)	(92,671,285)	(306,208,096)
Net Income (loss)	$(75,227,916)	$851,194,413
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of WTI Crude Oil during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Bloomberg Crude Oil.

ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$586,151,113	$193,892,178
NAV end of period	$1,141,021,278	$187,297,842
Percentage change in NAV	94.7%	(3.4)%
Shares outstanding beginning of period	1,614,376	379,376
Shares outstanding end of period	16,421,876	236,876
Percentage change in shares outstanding	917.2%	(37.6)%
Shares created	32,765,000	455,000
Shares redeemed	17,957,500	597,500
Per share NAV beginning of period	$363.08	$511.08
Per share NAV end of period	$69.48	$790.70
Percentage change in per share NAV	(80.9)%	54.7%
Percentage change in benchmark	(49.3)%	48.9%
Benchmark annualized volatility	69.2%	80.3%
During the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,614,376 outstanding Shares at December 31, 2022 to 16,421,876 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 379,376 outstanding Shares at December 31, 2021 to 236,876 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 80.9% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 54.7% for the six months ended June 30, 2022, was primarily due to depreciation in the value of the assets during the six months ended June 30, 2023.
The benchmark’s decline of 49.3% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 48.9% for the six months ended June 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$10,410,619	$(1,082,671)
Management fee	4,916,981	931,234
Brokerage commission	2,098,150	203,158
Futures account fees	399,478	134,330
Net realized gain (loss)	(1,678,521,779)	241,207,930
Change in net unrealized appreciation (depreciation)	605,047,334	(186,420,725)
Net Income (loss)	$(1,063,063,826)	$53,704,534
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$10,704,662	$8,659,095
NAV end of period	$7,535,435	$9,415,626
Percentage change in NAV	(29.6)%	8.7%
Shares outstanding beginning of period	950,000	650,000
Shares outstanding end of period	650,000	850,000
Percentage change in shares outstanding	(31.6)%	30.8%
Shares created	200,000	550,000
Shares redeemed	500,000	350,000
Per share NAV beginning of period	$11.27	$13.32
Per share NAV end of period	$11.59	$11.08
Percentage change in per share NAV	2.9%	(16.8)%
Percentage change in benchmark	1.9%	(7.9)%
Benchmark annualized volatility	8.0%	8.8%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 650,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 850,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 16.8% for the six months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s rise of 1.9% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 7.9% for the six months ended June 30, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$141,322	$(24,206)
Management fee	44,097	35,315
Net realized gain (loss)	358,570	(893,344)
Change in net unrealized appreciation (depreciation)	(175,968)	(419,715)
Net Income (loss)	$323,924	$(1,337,265)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2023.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$173,524,136	$232,780,534
NAV end of period	$180,916,531	$239,938,853
Percentage change in NAV	4.3%	3.1%
Shares outstanding beginning of period	3,150,000	3,900,000
Shares outstanding end of period	3,100,000	4,250,000
Percentage change in shares outstanding	(1.6)%	9.0%
Shares created	450,000	1,600,000
Shares redeemed	500,000	1,250,000
Per share NAV beginning of period	$55.09	$59.69
Per share NAV end of period	$58.36	$56.46
Percentage change in per share NAV	5.9%	(5.4)%
Percentage change in benchmark	5.4%	(1.5)%
Benchmark annualized volatility	14.3%	15.7%
During the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 3,100,000 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,900,000 outstanding Shares at December 31, 2021 to 4,250,000 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.9% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 5.4% for the six months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s rise of 5.4% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 1.5% for the six months ended June 30, 2022, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$2,715,295	$(1,037,188)
Management fee	901,375	1,387,563
Brokerage commission	15,540	35,723
Futures account fees	—	28,169
Net realized gain (loss)	27,968,003	(82,487)
Change in net unrealized appreciation (depreciation)	(22,166,463)	(19,849,468)
Net Income (loss)	$8,516,835	$(20,969,143)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in the value of futures prices, during the six months ended June 30, 2023.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$414,285,878	$515,453,594
NAV end of period	$356,791,659	$355,577,515
Percentage change in NAV	(13.9)%	(31.0)%
Shares outstanding beginning of period	13,046,526	14,796,526
Shares outstanding end of period	13,196,526	14,346,526
Percentage change in shares outstanding	1.1%	(3.0)%
Shares created	2,600,000	1,800,000
Shares redeemed	2,450,000	2,250,000

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per share NAV beginning of period	$31.75	$34.84
Per share NAV end of period	$27.04	$24.78
Percentage change in per share NAV	(14.8)%	(28.9)%
Percentage change in benchmark	(4.4)%	(13.4)%
Benchmark annualized volatility	25.8%	28.2%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,196,526 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 14,346,526 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.8% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 28.9% for the six months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 4.4% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 13.4% for the six months ended June 30, 2022, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$5,153,877	$(1,823,952)
Management fee	1,848,064	2,299,939
Brokerage commission	73,637	59,283
Futures account fees	—	26,693
Net realized gain (loss)	35,871,579	(39,558,312)
Change in net unrealized appreciation (depreciation)	(96,665,222)	(108,172,044)
Net Income (loss)	$(55,639,766)	$(149,554,308)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a lesser decrease in the value of futures prices during the six months ended June 30, 2023.

ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$639,318,362	$816,679,636
NAV end of period	$387,764,059	$975,683,533
Percentage change in NAV	(39.3)%	19.5%
Shares outstanding beginning of period	9,307,842	6,582,842
Shares outstanding end of period	20,977,842	6,722,842
Percentage change in shares outstanding	125.4%	2.1%
Shares created	21,310,000	14,150,000
Shares redeemed	9,640,000	14,010,000
Per share NAV beginning of period	$68.89	$124.06
Per share NAV end of period	$18.48	$145.13
Percentage change in per share NAV	(73.1)%	17.0%
Percentage change in benchmark	(55.7)%	21.6%
Benchmark annualized volatility	58.0%	88.1%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,307,842 outstanding Shares at December 31, 2022 to 20,977,842 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 6,582,842 outstanding Shares at December 31, 2021 to 6,722,842 outstanding Shares at June 30, 2022
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 73.1% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 17.0% for the six months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 55.7% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 21.6% for the six months ended June 30, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$4,722,827	$(6,862,764)
Management fee	2,703,851	4,254,915
Brokerage commission	1,490,212	1,906,969
Futures account fees	250,360	1,226,811
Net realized gain (loss)	(608,541,564)	371,681,032
Change in net unrealized appreciation (depreciation)	(43,277,650)	161,734,465
Net Income (loss)	$(647,096,387)	$526,552,733
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of futures prices during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$13,814,796	$2,362,849
NAV end of period	$12,330,974	$5,024,773
Percentage change in NAV	(10.7)%	112.7%
Shares outstanding beginning of period	399,970	49,970
Shares outstanding end of period	449,970	149,970
Percentage change in shares outstanding	12.5%	200.1%
Shares created	200,000	100,000
Shares redeemed	150,000	—
Per share NAV beginning of period	$34.54	$47.29
Per share NAV end of period	$27.40	$33.51
Percentage change in per share NAV	(20.7)%	(29.2)%
Percentage change in benchmark	(9.0)%	(15.2)%
Benchmark annualized volatility	10.8%	9.5%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 399,970 outstanding Shares at December 31, 2022 to 449,970 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 149,970 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.7% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 29.2% for the six months ended June 30, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 9.0% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 15.2% for the six months ended June 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$179,208	$(9,528)
Management fee	55,890	13,465
Net realized gain (loss)	(1,068,950)	(878,701)
Change in net unrealized appreciation (depreciation)	(1,842,176)	10,820
Net Income (loss)	$(2,731,918)	$(877,409)
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar, in conjunction with a significant increase in average shares outstanding during the six months ended June 30, 2023.
ProShares UltraShort Bloomberg Crude Oil
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$222,697,337	$114,167,602
NAV end of period	$112,854,952	$501,157,304
Percentage change in NAV	(49.3)%	339.0%
Shares outstanding beginning of period	9,305,220	1,776,760
Shares outstanding end of period	4,405,220	21,755,220
Percentage change in shares outstanding	(52.7)%	1,124.4%
Shares created	11,550,000	27,890,000
Shares redeemed	16,450,000	7,911,540
Per share NAV beginning of period	$23.93	$64.26
Per share NAV end of period	$25.62	$23.04
Percentage change in per share NAV	7.1%	(64.2)%
Percentage change in benchmark	(9.5)%	45.9%
Benchmark annualized volatility	31.7%	41.9%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 4,405,220 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 21,755,220 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.1% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 64.2% for the six months ended June 30, 2022, was primarily due to appreciation in the value of the assets during the six months ended June 30, 2023.
The benchmark’s decline of 9.5% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 45.9% for the six months ended June 30, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$2,593,344	$(1,435,665)
Management fee	844,057	1,438,757
Brokerage commission	125,836	184,135
Futures account fees	—	155,979
Net realized gain (loss)	55,649,291	(209,076,101)
Change in net unrealized appreciation (depreciation)	2,739,622	36,686,156
Net Income (loss)	$60,982,257	$(173,825,610)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of WTI Crude Oil during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$134,109,520	$242,145,130
NAV end of period	$141,324,963	$211,823,446
Percentage change in NAV	5.4%	(12.5)%
Shares outstanding beginning of period	4,966,856	978,742
Shares outstanding end of period	2,566,856	4,966,856
Percentage change in shares outstanding	(48.3)%	407.5%
Shares created	13,850,000	23,340,000
Shares redeemed	16,250,000	19,351,886
Per share NAV beginning of period	$27.00	$247.40
Per share NAV end of period	$55.06	$42.65
Percentage change in per share NAV	103.9%	(82.8)%
Percentage change in benchmark	(49.3)%	48.9%
Benchmark annualized volatility	69.2%	80.3%
During the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 4,966,856 outstanding Shares at December 31, 2022 to 2,566,856 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 978,742 outstanding Shares at December 31, 2021 to 4,966,856 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 103.9% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 82.8% for the six months ended June 30, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 49.3% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 48.9% for the six months ended June 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$1,432,850	$(1,447,798)
Management fee	599,136	1,053,068
Brokerage commission	443,288	365,858
Futures account fees	56,367	206,885
Net realized gain (loss)	232,143,809	(397,371,192)
Change in net unrealized appreciation (depreciation)	(106,209,898)	140,292,056
Net Income (loss)	$127,366,761	$(258,526,934)
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$75,113,179	$54,263,045
NAV end of period	$50,931,301	$62,270,097
Percentage change in NAV	(32.2)%	14.8%
Shares outstanding beginning of period	2,550,000	2,100,000
Shares outstanding end of period	1,750,000	2,050,000
Percentage change in shares outstanding	(31.4)%	(2.4)%
Shares created	100,000	550,000
Shares redeemed	900,000	600,000
Per share NAV beginning of period	$29.46	$25.84
Per share NAV end of period	$29.10	$30.38
Percentage change in per share NAV	(1.2)%	17.5%
Percentage change in benchmark	1.9%	(7.9)%
Benchmark annualized volatility	8.0%	8.8%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,750,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,100,000 outstanding Shares at December 31, 2021 to 2,050,000 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.2% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 17.5% for the six months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s rise of 1.9% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 7.9% for the six months ended June 30, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$948,197	$(209,974)
Management fee	292,669	264,390
Net realized gain (loss)	(2,453,253)	5,818,237
Change in net unrealized appreciation (depreciation)	697,680	3,308,479
Net Income (loss)	$(807,376)	$8,916,742
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2023.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$15,456,037	$26,859,844
NAV end of period	$15,809,378	$34,611,284
Percentage change in NAV	2.3%	28.9%
Shares outstanding beginning of period	496,977	846,977
Shares outstanding end of period	546,977	1,096,977
Percentage change in shares outstanding	10.1%	29.5%
Shares created	600,000	1,150,000
Shares redeemed	550,000	900,000
Per share NAV beginning of period	$31.10	$31.71
Per share NAV end of period	$28.90	$31.55
Percentage change in per share NAV	(7.1)%	(0.5)%
Percentage change in benchmark	5.4%	(1.5)%
Benchmark annualized volatility	14.3%	15.7%

During the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 496,977 outstanding Shares at December 31, 2022 to 546,977 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 846,977 outstanding Shares at December 31, 2021 to 1,096,977 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold Subindex
SM
.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV decrease of 0.5% for the six months ended June 30, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s rise of 5.4% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 1.5% for the six months ended June 30, 2022, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$234,406	$(120,396)
Management fee	79,242	141,814
Brokerage commission	2,966	5,796
Futures account fees	—	2,446
Net realized gain (loss)	(2,584,032)	(1,750,799)
Change in net unrealized appreciation (depreciation)	2,103,219	2,318,730
Net Income (loss)	$(246,407)	$447,535
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due an increase in the value of the futures prices during the six months ended June 30, 2023.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$31,932,799	$26,537,000
NAV end of period	$19,290,473	$33,052,840
Percentage change in NAV	(39.6)%	24.6%
Shares outstanding beginning of period	1,641,329	991,329

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Shares outstanding end of period	941,329	1,041,329
Percentage change in shares outstanding	(42.6)%	5.0%
Shares created	3,100,000	1,800,000
Shares redeemed	3,800,000	1,750,000
Per share NAV beginning of period	$19.46	$26.77
Per share NAV end of period	$20.49	$31.74
Percentage change in per share NAV	5.3%	18.6%
Percentage change in benchmark	(4.4)%	(13.4)%
Benchmark annualized volatility	25.8%	28.2%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,641,329 outstanding Shares at December 31, 2022 to 941,329 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 991,329 outstanding Shares at December 31, 2021 to 1,041,329 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.3% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 18.6% for the six months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 4.4% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 13.4% for the six months ended June 30, 2022, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$366,566	$(112,092)
Management fee	142,585	123,334
Brokerage commission	14,661	11,978
Futures account fees	—	4,443
Net realized gain (loss)	3,826,313	2,037,296
Change in net unrealized appreciation (depreciation)	4,467,058	5,642,964
Net Income (loss)	$8,659,937	$7,568,168
The Fund’s net income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of futures prices during the six months ended June 30, 2023.

ProShares UltraShort Yen
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$21,397,736	$24,840,784
NAV end of period	$27,077,656	$45,568,882
Percentage change in NAV	26.5%	83.4%
Shares outstanding beginning of period	398,580	598,580
Shares outstanding end of period	398,580	798,580
Percentage change in shares outstanding	—%	33.4%
Shares created	450,000	850,000
Shares redeemed	450,000	650,000
Per share NAV beginning of period	$53.68	$41.50
Per share NAV end of period	$67.94	$57.06
Percentage change in per share NAV	26.6%	37.5%
Percentage change in benchmark	(9.0)%	(15.2)%
Benchmark annualized volatility	10.8%	9.5%
During the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2022 to June 30, 2023. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 598,580 outstanding Shares at December 31, 2021 to 798,580 outstanding Shares at June 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.6% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 37.5% for the six months ended June 30, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 9.0% for the six months ended June 30, 2023, as compared to the benchmark’s decline of 15.2% for the six months ended June 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$350,563	$(116,689)
Management fee	108,991	153,001
Net realized gain (loss)	342,795	9,100,314
Change in net unrealized appreciation (depreciation)	5,004,524	70,535
Net Income (loss)	$5,697,882	$9,054,160
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Short Yen.
ProShares VIX Mid-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$84,014,959	$112,875,680
NAV end of period	$49,421,413	$95,721,271
Percentage change in NAV	(41.2)%	(15.2)%
Shares outstanding beginning of period	2,762,403	3,687,403
Shares outstanding end of period	2,412,403	2,712,403
Percentage change in shares outstanding	(12.7)%	(26.4)%
Shares created	850,000	1,000,000
Shares redeemed	1,200,000	1,975,000
Per share NAV beginning of period	$30.41	$30.61
Per share NAV end of period	$20.49	$35.29
Percentage change in per share NAV	(32.6)%	15.3%
Percentage change in benchmark	(31.9)%	16.5%
Benchmark annualized volatility	30.2%	34.9%
During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,412,403 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 2,712,403 outstanding Shares at June 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.6% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 31.9% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 16.5% for the six months ended June 30, 2022, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$969,651	$(436,261)
Management fee	284,189	426,247
Brokerage commission	21,369	40,369
Futures account fees	23,296	46,394
Net realized gain (loss)	(22,764,053)	12,653,549
Change in net unrealized appreciation (depreciation)	(5,092,642)	3,518,835
Net Income (loss)	$(26,887,044)	$15,736,123
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of the futures prices during the six months ended June 30, 2023.
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
NAV beginning of period	$266,580,320	$269,703,164
NAV end of period	$230,227,830	$341,714,316
Percentage change in NAV	(13.6)%	26.7%
Shares outstanding beginning of period	4,676,565	3,566,565
Shares outstanding end of period	9,226,565	3,751,565
Percentage change in shares outstanding	97.3%	5.2%
Shares created	6,760,000	3,625,000
Shares redeemed	2,210,000	3,440,000
Per share NAV beginning of period	$57.00	$75.62
Per share NAV end of period	$24.95	$91.09
Percentage change in per share NAV	(56.2)%	20.5%
Percentage change in benchmark	(55.7)%	21.6%
Benchmark annualized volatility	58.0%	88.1%

During the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,676,565 outstanding Shares at December 31, 2022 to 9,226,565 outstanding Shares at June 30, 2023. By comparison, during the six months ended June 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 3,566,565 outstanding Shares at December 31, 2021 to 3,751,565 outstanding Shares at June 30, 2022.
For the six months ended June 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.2% for the six months ended June 30, 2023, as compared to the Fund’s per Share NAV increase of 20.4% for the six months ended June 30, 2022, was primarily due to deprecation in the value of the assets held by the Fund during the six months ended June 30, 2023.
The benchmark’s decline of 55.7% for the six months ended June 30, 2023, as compared to the benchmark’s rise of 21.6% for the six months ended June 30, 2022, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net investment income (loss)	$3,221,259	$(1,804,892)
Management fee	1,048,314	1,479,408
Brokerage commission	191,888	287,656
Futures account fees	99,391	316,440
Net realized gain (loss)	(173,336,606)	77,393,009
Change in net unrealized appreciation (depreciation)	(20,173,227)	33,152,396
Net Income (loss)	$(190,288,574)	$108,740,513
The Fund’s net income decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due a decrease in the value of the futures prices during the six months ended June 30, 2023.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2023 and 2022, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2023 and 2022, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2023	5,241	$15.01	1,000	$(78,672,651)
VIX Futures (Cboe)	Short	August 2023	3,810	16.40	1,000	(62,485,143)
Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2022	3,652	$28.56	1,000	$(104,309,520)
VIX Futures (Cboe)	Short	August 2022	3,346	29.18	1,000	(97,627,580)
The June 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2023 and 2022, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2023	2,315	$70.78	1,000	$163,855,700
WTI Crude Oil (NYMEX)	Long	December 2023	2,393	70.40	1,000	168,467,200
WTI Crude Oil (NYMEX)	Long	June 2024	2,478	69.02	1,000	171,031,560

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$76.6109	$172,685,565
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	76.6109	214,703,580
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	76.6109	179,707,950
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	76.6109	162,974,521
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	76.6109	242,623,120

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2022	2,204	$103.10	1,000	$227,232,400
WTI Crude Oil (NYMEX)	Long	December 2022	2,535	95.56	1,000	242,244,600
WTI Crude Oil (NYMEX)	Long	June 2023	2,688	87.62	1,000	235,522,560

Swap Agreements as of June 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$95.7921	$215,921,141
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	95.7921	321,089,755
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	95.7921	373,984,332
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	95.7921	203,778,726
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	95.7921	303,369,078

The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 and 2022 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2023 and 2022, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts and swap agreements linked to the Bloomberg Natural Gas Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2023	71,349	$2.77	10,000	$1,979,221,260

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Natural Gas Subindex	Citibank, N.A.	Long	$0.0892	$148,091,216
Bloomberg Natural Gas Subindex	Goldman Sachs International	Long	0.0892	101,183,890
Bloomberg Natural Gas Subindex	Societe General	Long	0.0892	52,717,728
Bloomberg Natural Gas Subindex	UBS AG	Long	0.0892	810,173

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2022	6,954	$5.39	10,000	$374,959,680
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Euro:
As of June 30, 2023 and 2022, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/14/23	7,784,921	1.0754	$8,372,037
Euro	UBS AG	Long	07/14/23	7,204,502	1.0765	7,755,419
Euro	Goldman Sachs International	Short	07/14/23	(93,000)	1.0899	(101,361)
Euro	UBS AG	Short	07/14/23	(1,152,000)	1.0907	(1,256,509)
Foreign Currency Forward Contracts as of June 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/22	4,532,921	1.0752	$4,873,797
Euro	UBS AG	Long	07/08/22	14,836,502	1.0632	15,774,356
Euro	UBS AG	Short	07/08/22	(1,446,000)	1.0601	(1,532,970)
The June 30, 2023 and 2022 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of June 30, 2023 and 2022 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2023	530	$1,929.40	100	$102,258,200

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$201.2774	$111,454,930
Bloomberg Gold Subindex	Goldman Sachs International	Long	201.2774	52,937,566
Bloomberg Gold Subindex	UBS AG	Long	201.2774	95,175,948

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2022	954	$1,807.30	100	$172,416,420

Swap Agreements as of June 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$197.5387	$109,384,670
Bloomberg Gold Subindex	Goldman Sachs International	Long	197.5387	84,543,271
Bloomberg Gold Subindex	UBS AG	Long	197.5387	113,788,925
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of June 30, 2023 and 2022 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2023	2,047	$23.02	5,000	$235,609,700

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$198.4659	$166,412,438
Bloomberg Silver Subindex	Goldman Sachs International	Long	198.4659	21,984,663
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	198.4659	149,157,444
Bloomberg Silver Subindex	UBS AG	Long	198.4659	140,386,283

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2022	773	$20.35	5,000	$78,660,480

Swap Agreements as of June 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$182.7827	$153,262,171
Bloomberg Silver Subindex	Goldman Sachs International	Long	182.7827	177,466,859
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	182.7827	168,307,407
Bloomberg Silver Subindex	UBS AG	Long	182.7827	134,298,894
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 and 2022 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2023 and 2022, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	21,591	$15.01	1,000	$324,102,501
VIX Futures (Cboe)	Long	August 2023	15,704	16.40	1,000	257,550,311

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	26,481	$28.56	1,000	$756,358,266
VIX Futures (Cboe)	Long	August 2022	24,277	29.18	1,000	708,339,740
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K

for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares Ultra Yen:
As of June 30, 2023 and 2022, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/14/23	1,507,359,517	0.007217	$10,877,886
Yen	UBS AG	Long	07/14/23	2,188,352,856	0.007161	15,670,467
Yen	Goldman Sachs International	Short	07/14/23	(1,461)	0.006844	(10)
Yen	UBS AG	Short	07/14/23	(158,537,000)	0.007066	(1,120,148)

Foreign Currency Forward Contracts as of June 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/22	333,241,517	0.007476	$2,491,153
Yen	UBS AG	Long	07/08/22	1,080,855,856	0.007414	8,013,151
Yen	UBS AG	Short	07/08/22	(54,170,000)	0.007409	(401,369)
The June 30, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2023 and 2022, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2023	1,038	$70.78	1,000	$(73,469,640)
WTI Crude Oil (NYMEX)	Short	December 2023	1,073	70.40	1,000	(75,539,200)
WTI Crude Oil (NYMEX)	Short	June 2024	1,111	69.02	1,000	(76,681,220)

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2022	3,134	$103.10	1,000	$(323,115,400)
WTI Crude Oil (NYMEX)	Short	December 2022	3,605	95.56	1,000	(344,493,800)
WTI Crude Oil (NYMEX)	Short	June 2023	3,824	87.62	1,000	(335,058,880)
The June 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2023 and 2022, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2023	10,189	$2.77	10,000	$(282,642,860)
Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2022	7,871	$5.39	10,000	$(424,404,320)
The June 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:
As of June 30, 2023 and 2022, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/14/23	4,446,000	1.1002	$4,891,387
Euro	UBS AG	Long	07/14/23	12,460,000	1.0897	13,577,549
Euro	Goldman Sachs International	Short	07/14/23	(51,941,263)	1.0759	(55,884,697)
Euro	UBS AG	Short	07/14/23	(58,308,199)	1.0763	(62,758,994)
Foreign Currency Forward Contracts as of June 30, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/22	12,080,000	1.0563	$12,760,213
Euro	UBS AG	Long	07/08/22	12,060,000	1.0551	12,724,426
Euro	Goldman Sachs International	Short	07/08/22	(51,635,263)	1.0740	(55,457,155)
Euro	UBS AG	Short	07/08/22	(91,489,199)	1.0702	(97,911,917)
The June 30, 2023 and 2022 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of June 30, 2023 and 2022 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2023	79	$1,929.40	100	$(15,242,260)

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$201.2774	$(3,783,471)
Bloomberg Gold Subindex	Goldman Sachs International	Short	201.2774	(4,958,670)
Bloomberg Gold Subindex	UBS AG	Short	201.2774	(7,669,707)

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2022	184	$1,807.30	100	$(33,254,320)

Swap Agreements as of June 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$197.5387	$(14,809,140)
Bloomberg Gold Subindex	Goldman Sachs International	Short	197.5387	(9,688,247)
Bloomberg Gold Subindex	UBS AG	Short	197.5387	(11,585,084)
The June 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of June 30, 2023 and 2022 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2023	139	$23.02	5,000	$(15,998,900)

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$198.4659	$(2,676,258)
Bloomberg Silver Subindex	Goldman Sachs International	Short	198.4659	(9,749,240)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	198.4659	(7,708,614)
Bloomberg Silver Subindex	UBS AG	Short	198.4659	(2,464,968)

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2022	445	$20.35	5,000	$(45,283,200)

Swap Agreements as of June 30, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$182.7827	$(2,464,774)
Bloomberg Silver Subindex	Goldman Sachs International	Short	182.7827	(8,978,838)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	182.7827	(7,099,463)
Bloomberg Silver Subindex	UBS AG	Short	182.7827	(2,270,181)
The June 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of June 30, 2023 and 2022, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/14/23	1,228,677,000	0.007157	$8,793,482
Yen	Goldman Sachs International	Short	07/14/23	(3,428,392,165)	0.007206	(24,704,991)
Yen	UBS AG	Short	07/14/23	(5,596,567,574)	0.007187	(40,224,318)

Foreign Currency Forward Contracts as of June 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/08/22	1,505,180,000	0.007476	$11,252,838
Yen	Goldman Sachs International	Short	07/08/22	(1,658,463,165)	0.007476	(12,389,197)
Yen	UBS AG	Short	07/08/22	(12,207,008,574)	0.007451	(90,956,530)
The June 30, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.
ProShares VIX Mid-Term Futures ETF
As of June 30, 2023 and 2022, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	501	$18.35	1,000	$9,192,799
VIX Futures (Cboe)	Long	November 2023	865	18.85	1,000	16,305,250
VIX Futures (Cboe)	Long	December 2023	865	19.15	1,000	16,564,750
VIX Futures (Cboe)	Long	January 2024	364	20.20	1,000	7,352,800

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	569	$29.78	1,000	$16,944,251
VIX Futures (Cboe)	Long	November 2022	1,089	29.52	1,000	32,144,884
VIX Futures (Cboe)	Long	December 2022	1,090	28.81	1,000	31,400,611
VIX Futures (Cboe)	Long	January 2023	521	29.60	1,000	15,420,610
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF
As of June 30, 2023 and 2022, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	8,545	$15.01	1,000	$128,268,995
VIX Futures (Cboe)	Long	August 2023	6,216	16.40	1,000	101,944,265

Futures Positions as of June 30, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2022	6,185	$28.56	1,000	$176,657,825
VIX Futures (Cboe)	Long	August 2022	5,672	29.18	1,000	165,494,213
The June 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.
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
Managing Market Risks
Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -2x, 1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2 —Significant Accounting Policies —Final Net Asset Value for Fiscal Period” ), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning are creation/redemption activity and index rebalances.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2023, the Trust is not a party to any material legal proceedings.
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
Risk that Current Assumptions and Expectations Could Become Outdated As a Result of Global Economic Shocks
The onset of the novel coronavirus (COVID-19) and its variants has caused significant shocks to global financial markets and economies, with many governments taking extreme actions in an attempt to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have if reimposed, a severe economic impact on global economies as economic activity in some instances has essentially ceased.
As the hospitalization rates and COVID-related deaths continue to fall, the severity of lockdowns and restrictive policies relative to the onset of the COVID-19 pandemic will decrease as the situation gradually improves. Currently the bear market continues to recover from the lockdowns and restrictions that brought economic strain to several industries. Contemporaneous with the onset of the COVID-19 pandemic in the U.S., crude oil markets experienced shocks to the supply of and demand for crude oil. This led to an oversupply of crude oil, which impacted the price of crude oil and futures contracts on crude oil and caused historic volatility in the market for crude oil and crude oil futures contracts. Currently, crude oil prices have increased since the onset of the COVID-19 pandemic. As countries around the world are currently rolling back or eliminating COVID-related restrictions, the demand for oil is expected to increase. For example, China’s ongoing COVID restrictions are expected to be removed and altered, which is expected to increase the demand for crude oil among consumers.
On February 24, 2022, Russia commenced a military attack on Ukraine. The ongoing of hostilities between the two countries could result in additional widespread conflict and could have a severe adverse effect on the region and the markets for securities and commodities, including oil. As the war continues sanctions on Russian exports in the future could have a significant adverse impact on the Russian economy and related markets. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflicts and related events could have significant impact on a Fund’s performance, and the value of an investment in a Fund may decline significantly.

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
Natural Disasters and Public Health Disruptions, such as the COVID-19 Pandemic, May Have a Significant Negative Impact on the Performance of Each Fund
.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2023:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	1,600,000	$67.92
	05/01/23 to 05/31/23	—	$—
	06/01/23 to 06/30/23	250,000	$77.20
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	7,050,000	$29.30
	05/01/23 to 05/31/23	4,000,000	$24.62
	06/01/23 to 06/30/23	4,000,000	$23.93
ProShares Ultra Bloomberg Natural Gas (Note 1)
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	4,330,000	$71.01
	05/01/23 to 05/31/23	3,927,500	$66.99
	06/01/23 to 06/30/23	4,567,500	$62.93
ProShares Ultra Euro
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	50,000	$11.39
	06/01/23 to 06/30/23	50,000	$11.58
ProShares Ultra Gold
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	50,000	$66.13
	06/01/23 to 06/30/23	100,000	$59.90
ProShares Ultra Silver
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	900,000	$32.70
	05/01/23 to 05/31/23	50,000	$34.48
	06/01/23 to 06/30/23	350,000	$29.61

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra VIX Short-Term Futures ETF (Note 1)
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	3,300,000	$37.71
	06/01/23 to 06/30/23	250,000	$23.78
ProShares Ultra Yen
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	—	$—
	06/01/23 to 06/30/23	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	2,000,000	$24.48
	05/01/23 to 05/31/23	3,400,000	$27.40
	06/01/23 to 06/30/23	2,200,000	$26.97
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	1,950,000	$75.15
	05/01/23 to 05/31/23	2,850,000	$73.12
	06/01/23 to 06/30/23	1,300,000	$71.98
ProShares UltraShort Euro
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	50,000	$28.73
	05/01/23 to 05/31/23	150,000	$28.30
	06/01/23 to 06/30/23	100,000	$28.87
ProShares UltraShort Gold
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	150,000	$26.27
	06/01/23 to 06/30/23	200,000	$28.48
ProShares UltraShort Silver
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	250,000	$17.03
	05/01/23 to 05/31/23	1,550,000	$19.17
	06/01/23 to 06/30/23	800,000	$19.97
ProShares UltraShort Yen
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	150,000	$56.19
	05/01/23 to 05/31/23	100,000	$60.30
	06/01/23 to 06/30/23	50,000	$63.75
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	125,000	$27.25
	05/01/23 to 05/31/23	—	$—
	06/01/23 to 06/30/23	550,000	$22.52
ProShares VIX Short-Term Futures ETF (Note 1)
Common Units of Beneficial Interest
	04/01/23 to 04/30/23	—	$—
	05/01/23 to 05/31/23	170,000	$38.52
	06/01/23 to 06/30/23	85,000	$29.40

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a
Rule 10b5-1
trading arrangement (as such terms are defined in item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended June 30, 2023.
Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted

32.1*	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

(1)	Filed herewith.
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
Date: August 8, 2023

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: August 8, 2023

203