Form 10-Q
period 2023-09-30
ProShares Trust II
filed 2023-11-06
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☒ No
As of November
2
, 2023, the registrant had 106,289,214 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $104,655,954 and $144,283,581, respectively)	$104,670,946	$144,307,676
Cash	50,012,847	6,852,395
Segregated cash balances with brokers for futures contracts	96,778,870	127,094,546
Receivable on open futures contracts	12,792,560	67,086,947
Interest receivable	275,091	475,930

Total assets	264,530,314	345,817,494

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,861,814
Payable on open futures contracts	2,625,055	—
Brokerage commissions and futures account fees payable	8,960	21,576
Payable to Sponsor	197,552	342,466

Total liabilities	2,831,567	6,225,856

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	261,698,747	339,591,638

Total liabilities and shareholders’ equity	$264,530,314	$345,817,494

Shares outstanding	3,034,307	5,784,307

Net asset value per share	$86 .25	$58 .71

Market value per share (Note 2)	$86 .34	$58 .68

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$20,000,000	$19,976,556
5.478% due 10/17/23	45,000,000	44,900,905
5.499% due 10/24/23	15,000,000	14,951,600
5.490% due 11/14/23	25,000,000	24,841,885

Total short-term U.S. government and agency obligations (cost $104,655,954)		$104,670,946

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2023	4,373	$77,713,457	$(1,730,931)
VIX Futures - Cboe, expires November 2023	2,906	53,023,748	(656,454)

			$(2,387,385)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$2,624,180	$1,006,499	$7,170,512	$1,325,976

Expenses
Management fee	634,871	914,054	1,817,684	2,934,952
Brokerage commissions	137,943	152,661	387,868	517,911
Futures account fees	—	23,966	—	348,217
Non-recurring fees and expenses	—	6,122	—	6,122

Total expenses	772,814	1,096,803	2,205,552	3,807,202

Net investment income (loss)	1,851,366	(90,304)	4,964,960	(2,481,226)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	30,285,319	27,694,574	125,117,609	(26,435,234)
Short-term U.S. government and agency obligations	4	—	(25,807)	(86,512)

Net realized gain (loss)	30,285,323	27,694,574	125,091,802	(26,521,746)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(26,316,590)	(17,783,632)	(13,479,766)	(47,541,296)
Short-term U.S. government and agency obligations	(557)	313,442	(9,103)	(138,767)

Change in net unrealized appreciation (depreciation)	(26,317,147)	(17,470,190)	(13,488,869)	(47,680,063)

Net realized and unrealized gain (loss)	3,968,176	10,224,384	111,602,933	(74,201,809)

Net income (loss)	$5,819,542	$10,134,080	$116,567,893	$(76,683,035)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$282,353,267	$403,644,956	$339,591,638	$423,812,594
Addition of 650,000, 450,000, 3,650,000 and 5,050,000 shares, respectively	56,262,968	23,538,063	241,582,456	255,975,394
Redemption of 950,000, 2,200,000, 6,400,000 and 5,300,000 shares, respectively	(82,737,030)	(115,486,048)	(436,043,240)	(281,273,902)

Net addition (redemption) of (300,000), (1,750,000), (2,750,000) and (250,000) shares, respectively	(26,474,062)	(91,947,985)	(194,460,784)	(25,298,508)

Net investment income (loss)	1,851,366	(90,304)	4,964,960	(2,481,226)
Net realized gain (loss)	30,285,323	27,694,574	125,091,802	(26,521,746)
Change in net unrealized appreciation (depreciation)	(26,317,147)	(17,470,190)	(13,488,869)	(47,680,063)

Net income (loss)	5,819,542	10,134,080	116,567,893	(76,683,035)

Shareholders’ equity, end of period	$261,698,747	$321,831,051	$261,698,747	$321,831,051

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$116,567,893	$(76,683,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(584,136,375)	(1,119,341,677)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	626,824,736	1,130,832,801
Net amortization and accretion on short-term U.S. government and agency obligations	(3,086,541)	(491,158)
Net realized (gain) loss on investments	25,807	86,512
Change in unrealized (appreciation) depreciation on investments	9,103	138,767
Decrease (Increase) in receivable on open futures contracts	54,294,387	21,641,411
Decrease (Increase) in interest receivable	200,839	(231,733)
Increase (Decrease) in payable to Sponsor	(144,914)	256,789
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,616)	(95,868)
Increase (Decrease) in payable on open futures contracts	2,625,055	2,882,905
Increase (Decrease) in non-recurring fees and expenses payable	—	6,122

Net cash provided by (used in) operating activities	213,167,374	(40,998,164)

Cash flow from financing activities
Proceeds from addition of shares	241,582,456	255,975,394
Payment on shares redeemed	(441,905,054)	(287,399,032)

Net cash provided by (used in) financing activities	(200,322,598)	(31,423,638)

Net increase (decrease) in cash	12,844,776	(72,421,802)
Cash, beginning of period	133,946,941	183,010,984

Cash, end of period	$146,791,717	$110,589,182

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $264,043,695 and $313,413,683, respectively)	$264,081,088	$313,465,007
Cash	26,232,492	224,296,858
Segregated cash balances with brokers for futures contracts	31,197,841	76,813,658
Segregated cash balances with brokers for swap agreements	283,449,745	175,489,745
Unrealized appreciation on swap agreements	11,240,991	74,159,577
Receivable on open futures contracts	—	8,466,027
Interest receivable	337,421	618,549

Total assets	616,539,578	873,309,421

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,912,592	13,545,014
Payable on open futures contracts	2,980,155	—
Brokerage commissions and futures account fees payable	2,674	7,154
Payable to Sponsor	519,825	662,979

Total liabilities	12,415,246	14,215,147

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	604,124,332	859,094,274

Total liabilities and shareholders’ equity	$616,539,578	$873,309,421

Shares outstanding	17,143,096	28,393,096

Net asset value per share	$35 .24	$30 .26

Market value per share (Note 2)	$35 .28	$30 .31

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$50,000,000	$49,941,390
5.478% due 10/17/23	90,000,000	89,801,811
5.499% due 10/24/23 †	50,000,000	49,838,665
5.490% due 11/14/23	50,000,000	49,683,770
5.497% due 11/21/23	25,000,000	24,815,452

Total short-term U.S. government and agency obligations (cost $264,043,695)		$264,081,088

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2023	879	$78,055,200	$14,366,865
WTI Crude Oil - NYMEX, expires June 2024	920	74,630,400	10,551,545
WTI Crude Oil - NYMEX, expires December 2024	956	74,434,160	(188,490)

			$24,729,920

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/06/23	$210,901,349	$1,869,634
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/23	262,218,064	2,324,555
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/23	151,363,911	1,607,761
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/06/23	199,041,224	1,776,923
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/06/23	157,428,427	3,662,118

			Total Unrealized Appreciation	$11,240,991

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$5,340,428	$2,391,191	$17,226,428	$3,964,082

Expenses
Management fee	1,629,737	2,118,088	5,249,353	8,301,804
Brokerage commissions	51,162	85,906	239,809	421,657
Futures account fees	—	19,466	—	381,754
Non-recurring fees and expenses	—	13,739	—	13,739

Total expenses	1,680,899	2,237,199	5,489,162	9,118,954

Net investment income (loss)	3,659,529	153,992	11,737,266	(5,154,872)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	45,265,209	(58,028,223)	85,471,042	452,879,319
Swap agreements	199,284,914	(286,550,709)	168,504,091	365,260,911
Short-term U.S. government and agency obligations	120	—	(59,258)	(7,789)

Net realized gain (loss)	244,550,243	(344,578,932)	253,915,875	818,132,441

Change in net unrealized appreciation (depreciation) on
Futures contracts	15,311,614	(62,302,727)	(1,561,796)	(151,303,453)
Swap agreements	12,933,232	28,330,957	(62,918,586)	(187,884,491)
Short-term U.S. government and agency obligations	(67,874)	723,596	(13,931)	(268,326)

Change in net unrealized appreciation (depreciation)	28,176,972	(33,248,174)	(64,494,313)	(339,456,270)

Net realized and unrealized gain (loss)	272,727,215	(377,827,106)	189,421,562	478,676,171

Net income (loss)	$276,386,744	$(377,673,114)	$201,158,828	$473,521,299

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$738,194,368	$1,060,867,238	$859,094,274	$1,103,783,570
Addition of –, 10,400,000, 34,650,000 and 20,700,000 shares, respectively	—	335,779,871	812,713,784	738,516,557
Redemption of 13,950,000, 8,250,000, 45,900,000 and 44,300,000 shares, respectively	(410,456,780)	(294,378,733)	(1,268,842,554)	(1,591,226,164)

Net addition (redemption) of (13,950,000), 2,150,000, (11,250,000) and (23,600,000) shares, respectively	(410,456,780)	41,401,138	(456,128,770)	(852,709,607)

Net investment income (loss)	3,659,529	153,992	11,737,266	(5,154,872)
Net realized gain (loss)	244,550,243	(344,578,932)	253,915,875	818,132,441
Change in net unrealized appreciation (depreciation)	28,176,972	(33,248,174)	(64,494,313)	(339,456,270)

Net income (loss)	276,386,744	(377,673,114)	201,158,828	473,521,299

Shareholders’ equity, end of period	$604,124,332	$724,595,262	$604,124,332	$724,595,262

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$201,158,828	$473,521,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,133,783,770)	(13,891,053,120)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	9,194,559,106	14,207,412,141
Net amortization and accretion on short-term U.S. government and agency obligations	(11,464,606)	(2,942,264)
Net realized (gain) loss on investments	59,258	7,789
Change in unrealized (appreciation) depreciation on investments	62,932,517	188,152,817
Decrease (Increase) in receivable on open futures contracts	8,466,027	(891,736)
Decrease (Increase) in interest receivable	281,128	(317,244)
Increase (Decrease) in payable to Sponsor	(143,154)	493,818
Increase (Decrease) in brokerage commissions and futures account fees payable	(4,480)	(18,209)
Increase (Decrease) in payable on open futures contracts	2,980,155	(22,405,789)
Increase (Decrease) in non-recurring fees and expenses payable	—	13,739

Net cash provided by (used in) operating activities	325,041,009	951,973,241

Cash flow from financing activities
Proceeds from addition of shares	812,713,784	738,516,557
Payment on shares redeemed	(1,273,474,976)	(1,574,816,957)

Net cash provided by (used in) financing activities	(460,761,192)	(836,300,400)

Net increase (decrease) in cash	(135,720,183)	115,672,841
Cash, beginning of period	476,600,261	217,287,389

Cash, end of period	$340,880,078	$332,960,230

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $303,815,641 and $263,209,299, respectively)	$303,858,387	$263,260,158
Cash	24,873,663	13,689,494
Segregated cash balances with brokers for futures contracts	379,123,011	163,045,170
Segregated cash balances with brokers for swap agreements	74,778,263	—
Receivable on open futures contracts	126,823,271	149,650,221
Interest receivable	1,484,336	653,922

Total assets	910,940,931	590,298,965

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	32,487,150	1,826,653
Payable on open futures contracts	5,930,098	1,835,443
Brokerage commissions and futures account fees payable	36,861	35,242
Payable to Sponsor	709,247	450,514
Unrealized depreciation on swap agreements	1,438,294	—

Total liabilities	40,601,650	4,147,852

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	870,339,281	586,151,113

Total liabilities and shareholders’ equity	$910,940,931	$590,298,965

Shares outstanding (Note 1)	16,118,544	1,614,376

Net asset value per share (Note 1)	$54 .00	$363 .08

Market value per share (Note 1) (Note 2)	$54 .38	$355 .60

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$50,000,000	$49,941,390
5.478% due 10/17/23	100,000,000	99,779,790
5.499% due 10/24/23 †	55,000,000	54,822,532
5.490% due 11/14/23	50,000,000	49,683,770
5.497% due 11/21/23 †	50,000,000	49,630,905

Total short-term U.S. government and agency obligations (cost $303,815,641)		$303,858,387

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Natural Gas - NYMEX, expires November 2023	50,182	$1,469,830,780	$(114,592,473)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Natural Gas Subindex	0.50%	10/06/23	$132,651,213	$(706,090)
Swap agreement with Goldman Sachs International based on Bloomberg Natural Gas Subindex	0.50	10/06/23	90,634,449	(482,438)
Swap agreement with Societe General based on Bloomberg Natural Gas Subindex	0.32	10/06/23	47,221,373	(245,972)
Swap agreement with UBS AG based on Bloomberg Natural Gas Subindex	0.35	10/06/23	725,704	(3,794)

			Total Unrealized Depreciation	$(1,438,294)

†	All or partial amount pledged as collateral for futures contracts.
^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$9,098,504	$909,204	$26,923,732	$1,095,255

Expenses
Management fee	2,303,082	658,525	7,220,063	1,589,759
Brokerage commissions	629,541	97,589	2,727,691	300,747
Futures account fees	131,828	43,620	531,306	177,950
Non-recurring fees and expenses	—	4,791	—	4,791

Total expenses	3,064,451	804,525	10,479,060	2,073,247

Net investment income (loss)	6,034,053	104,679	16,444,672	(977,992)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	221,454,698	(5,889,116)	(1,418,539,604)	235,322,266
Swap agreements	15,625,140	—	(22,895,121)	—
Short-term U.S. government and agency obligations	198	(4,181)	(7,018)	(7,633)

Net realized gain (loss)	237,080,036	(5,893,297)	(1,441,441,743)	235,314,633

Change in net unrealized appreciation (depreciation) on
Futures contracts	(362,927,910)	97,063,212	196,021,496	(89,157,584)
Swap agreements	(47,526,551)	—	(1,438,294)	—
Short-term U.S. government and agency obligations	(17,784)	158,315	(8,113)	(41,614)

Change in net unrealized appreciation (depreciation)	(410,472,245)	97,221,527	194,575,089	(89,199,198)

Net realized and unrealized gain (loss)	(173,392,209)	91,328,230	(1,246,866,654)	146,115,435

Net income (loss)	$(167,358,156)	$91,432,909	$(1,230,421,982)	$145,137,443

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$1,141,021,278	$187,297,842	$586,151,113	$193,892,178

Addition of 12,950,000, 300,000, 45,715,000 and 755,000 shares, respectively (Note 1)	739,093,446	425,638,048	3,899,918,459	1,063,004,747
Redemption of 13,253,332, 265,000, 31,210,832 and 862,500 shares, respectively (Note 1)	(842,417,287)	(414,982,702)	(2,385,308,309)	(1,112,648,271)

Net addition (redemption) of (303,332), 35,000, 14,504,168 and (107,500) shares, respectively (Note 1)	(103,323,841)	10,655,346	1,514,610,150	(49,643,524)

Net investment income (loss)	6,034,053	104,679	16,444,672	(977,992)
Net realized gain (loss)	237,080,036	(5,893,297)	(1,441,441,743)	235,314,633
Change in net unrealized appreciation (depreciation)	(410,472,245)	97,221,527	194,575,089	(89,199,198)

Net income (loss)	(167,358,156)	91,432,909	(1,230,421,982)	145,137,443

Shareholders’ equity, end of period	$870,339,281	$289,386,097	$870,339,281	$289,386,097

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(1,230,421,982)	$145,137,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(10,927,044,661)	(750,045,262)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	10,897,274,725	734,916,266
Net amortization and accretion on short-term U.S. government and agency obligations	(10,843,424)	(561,077)
Net realized (gain) loss on investments	7,018	7,633
Change in unrealized (appreciation) depreciation on investments	1,446,407	41,614
Decrease (Increase) in receivable on open futures contracts	22,826,950	(36,015,281)
Decrease (Increase) in interest receivable	(830,414)	(157,395)
Increase (Decrease) in payable to Sponsor	258,733	294,750
Increase (Decrease) in brokerage commissions and futures account fees payable	1,619	(48,246)
Increase (Decrease) in payable on open futures contracts	4,094,655	1,186,502
Increase (Decrease) in non-recurring fees and expenses payable	—	4,791

Net cash provided by (used in) operating activities	(1,243,230,374)	94,761,738

Cash flow from financing activities
Proceeds from addition of shares	3,899,918,459	1,083,453,488
Payment on shares redeemed	(2,354,647,812)	(1,109,986,578)

Net cash provided by (used in) financing activities	1,545,270,647	(26,533,090)

Net increase (decrease) in cash	302,040,273	68,228,648
Cash, beginning of period	176,734,664	54,135,725

Cash, end of period	$478,774,937	$122,364,373

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$5,923,008	$9,156,418
Segregated cash balances with brokers for foreign currency forward contracts	803,000	1,103,000
Unrealized appreciation on foreign currency forward contracts	867	514,115
Interest receivable	25,385	40,421

Total assets	6,752,260	10,813,954

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,200	10,833
Unrealized depreciation on foreign currency forward contracts	223,579	98,459

Total liabilities	228,779	109,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,523,481	10,704,662

Total liabilities and shareholders’ equity	$6,752,260	$10,813,954

Shares outstanding	600,000	950,000

Net asset value per share	$10 .87	$11 .27

Market value per share (Note 2)	$10 .85	$11 .26

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/06/23	7,691,921	$8,134,350	$(136,003)
Euro with UBS AG	10/06/23	4,954,502	5,239,479	(87,576)

			Total Unrealized Depreciation	$(223,579)

Contracts to Sell
Euro with UBS AG	10/06/23	(323,000)	$(341,578)	$867

			Total Unrealized Appreciation	$867

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$80,746	$36,856	$266,165	$47,965

Expenses
Management fee	16,999	31,331	61,096	66,646
Non-recurring fees and expenses	—	237	—	237

Total expenses	16,999	31,568	61,096	66,883

Net investment income (loss)	63,747	5,288	205,069	(18,918)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(22,385)	(1,618,381)	336,185	(2,505,776)
Short-term U.S. government and agency obligations	—	—	—	(5,949)

Net realized gain (loss)	(22,385)	(1,618,381)	336,185	(2,511,725)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(462,400)	(98,836)	(638,368)	(513,883)
Short-term U.S. government and agency obligations	—	3,824	—	(844)

Change in net unrealized appreciation (depreciation)	(462,400)	(95,012)	(638,368)	(514,727)

Net realized and unrealized gain (loss)	(484,785)	(1,713,393)	(302,183)	(3,026,452)

Net income (loss)	$(421,038)	$(1,708,105)	$(97,114)	$(3,045,370)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$7,535,435	$9,415,626	$10,704,662	$8,659,095

Addition of —, 700,000, 200,000 and 1,250,000 shares, respectively	—	7,168,239	2,296,437	13,537,061
Redemption of 50,000, 100,000, 550,000 and 450,000 shares, respectively	(590,916)	(1,006,389)	(6,380,504)	(5,281,415)

Net addition (redemption) of (50,000), 600,000, (350,000) and 800,000 shares, respectively	(590,916)	6,161,850	(4,084,067)	8,255,646

Net investment income (loss)	63,747	5,288	205,069	(18,918)
Net realized gain (loss)	(22,385)	(1,618,381)	336,185	(2,511,725)
Change in net unrealized appreciation (depreciation)	(462,400)	(95,012)	(638,368)	(514,727)

Net income (loss)	(421,038)	(1,708,105)	(97,114)	(3,045,370)

Shareholders’ equity, end of period	$6,523,481	$13,869,371	$6,523,481	$13,869,371

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(97,114)	$(3,045,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(5,984,290)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	6,290,250
Net amortization and accretion on short-term U.S. government and agency obligations	—	(11,431)
Net realized (gain) loss on investments	—	5,949
Change in unrealized (appreciation) depreciation on investments	638,368	514,727
Decrease (Increase) in interest receivable	15,036	(13,185)
Increase (Decrease) in payable to Sponsor	(5,633)	18,088
Increase (Decrease) in non-recurring fees and expenses payable	—	237

Net cash provided by (used in) operating activities	550,657	(2,225,025)

Cash flow from financing activities
Proceeds from addition of shares	2,296,437	13,058,757
Payment on shares redeemed	(6,380,504)	(5,281,415)

Net cash provided by (used in) financing activities	(4,084,067)	7,777,342

Net increase (decrease) in cash	(3,533,410)	5,552,317
Cash, beginning of period	10,259,418	7,582,458

Cash, end of period	$6,726,008	$13,134,775

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $109,649,343 and $129,100,287, respectively)	$109,664,879	$129,123,489
Cash	11,124,533	16,568,417
Segregated cash balances with brokers for futures contracts	2,074,800	2,611,350
Segregated cash balances with brokers for swap agreements	35,494,971	18,730,000
Unrealized appreciation on swap agreements	—	6,496,466
Receivable on open futures contracts	—	8,169
Interest receivable	73,655	126,595

Total assets	158,432,838	173,664,486

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	264,526	—
Payable to Sponsor	128,566	140,350
Unrealized depreciation on swap agreements	10,343,189	—

Total liabilities	10,736,281	140,350

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	147,696,557	173,524,136

Total liabilities and shareholders’ equity	$158,432,838	$173,664,486

Shares outstanding	2,800,000	3,150,000

Net asset value per share	$52 .75	$55 .09

Market value per share (Note 2)	$52 .60	$55 .27

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$25,000,000	$24,970,695
5.478% due 10/17/23	40,000,000	39,911,916
5.499% due 10/24/23	25,000,000	24,919,333
5.490% due 11/14/23 †	10,000,000	9,936,754
5.497% due 11/21/23	10,000,000	9,926,181

Total short-term U.S. government and agency obligations (cost $109,649,343)		$109,664,879

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2023	264	$49,265,040	$(2,617,740)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/23	$105,703,033	$(4,441,216)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/23	50,205,597	(2,109,437)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/23	90,264,166	(3,792,536)

			Total Unrealized Depreciation	$(10,343,189)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$1,837,846	$678,282	$5,470,056	$1,092,549

Expenses
Management fee	417,418	475,457	1,318,793	1,863,020
Brokerage commissions	5,346	8,176	20,886	43,899
Futures account fees	—	—	—	28,169
Non-recurring fees and expenses	—	2,940	—	2,940

Total expenses	422,764	486,573	1,339,679	1,938,028

Net investment income (loss)	1,415,082	191,709	4,130,377	(845,479)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,609,223)	(13,871,427)	1,311,944	(22,577,746)
Swap agreements	(10,266,780)	(25,954,159)	9,808,518	(17,330,327)
Short-term U.S. government and agency obligations	138	(708)	(28,324)	(708)

Net realized gain (loss)	(16,875,865)	(39,826,294)	11,092,138	(39,908,781)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,767,991	2,305,467	(5,859,828)	(2,281,936)
Swap agreements	(3,290,106)	(234,566)	(16,839,655)	(15,325,612)
Short-term U.S. government and agency obligations	(18,571)	151,932	(7,666)	(19,087)

Change in net unrealized appreciation (depreciation)	(540,686)	2,222,833	(22,707,149)	(17,626,635)

Net realized and unrealized gain (loss)	(17,416,551)	(37,603,461)	(11,615,011)	(57,535,416)

Net income (loss)	$(16,001,469)	$(37,411,752)	$(7,484,634)	$(58,380,895)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$180,916,531	$239,938,853	$173,524,136	$232,780,534

Addition of 50,000, 50,000, 500,000 and 1,650,000 shares, respectively	3,076,173	2,645,499	31,285,647	104,903,214
Redemption of 350,000, 900,000, 850,000 and 2,150,000 shares, respectively	(20,294,678)	(45,150,308)	(49,628,592)	(119,280,561)

Net addition (redemption) of (300,000), (850,000), (350,000) and (500,000) shares, respectively	(17,218,505)	(42,504,809)	(18,342,945)	(14,377,347)

Net investment income (loss)	1,415,082	191,709	4,130,377	(845,479)
Net realized gain (loss)	(16,875,865)	(39,826,294)	11,092,138	(39,908,781)
Change in net unrealized appreciation (depreciation)	(540,686)	2,222,833	(22,707,149)	(17,626,635)

Net income (loss)	(16,001,469)	(37,411,752)	(7,484,634)	(58,380,895)

Shareholders’ equity, end of period	$147,696,557	$160,022,292	$147,696,557	$160,022,292

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(7,484,634)	$(58,380,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(886,531,310)	(913,776,847)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	909,750,482	978,997,411
Net amortization and accretion on short-term U.S. government and agency obligations	(3,796,552)	(903,566)
Net realized (gain) loss on investments	28,324	708
Change in unrealized (appreciation) depreciation on investments	16,847,321	15,344,699
Decrease (Increase) in receivable on open futures contracts	8,169	823,707
Decrease (Increase) in interest receivable	52,940	(39,702)
Increase (Decrease) in payable to Sponsor	(11,784)	125,445
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(4,034)
Increase (Decrease) in payable on open futures contracts	264,526	—
Increase (Decrease) in non-recurring fees and expenses payable	—	2,940

Net cash provided by (used in) operating activities	29,127,482	22,189,866

Cash flow from financing activities
Proceeds from addition of shares	31,285,647	104,903,214
Payment on shares redeemed	(49,628,592)	(119,280,561)

Net cash provided by (used in) financing activities	(18,342,945)	(14,377,347)

Net increase (decrease) in cash	10,784,537	7,812,519
Cash, beginning of period	37,909,767	15,422,082

Cash, end of period	$48,694,304	$23,234,601

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $199,247,238 and $228,617,421, respectively)	$199,275,356	$228,657,634
Cash	16,864,895	74,136,821
Segregated cash balances with brokers for futures contracts	14,064,000	19,452,250
Segregated cash balances with brokers for swap agreements	121,550,121	56,423,000
Unrealized appreciation on swap agreements	—	39,224,212
Interest receivable	211,212	300,712

Total assets	351,965,584	418,194,629

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,615,382
Payable on open futures contracts	2,071,169	1,948,902
Payable to Sponsor	281,601	344,467
Unrealized depreciation on swap agreements	21,616,739	—

Total liabilities	23,969,509	3,908,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	327,996,075	414,285,878

Total liabilities and shareholders’ equity	$351,965,584	$418,194,629

Shares outstanding	13,246,526	13,046,526

Net asset value per share	$24 .76	$31 .75

Market value per share (Note 2)	$24 .61	$32 .00

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$25,000,000	$24,970,695
5.478% due 10/17/23	90,000,000	89,801,811
5.499% due 10/24/23	25,000,000	24,919,332
5.490% due 11/14/23 †	25,000,000	24,841,885
5.497% due 11/21/23	35,000,000	34,741,633

Total short-term U.S. government and agency obligations (cost $199,247,238)		$199,275,356

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2023	1,756	$197,111,000	$(6,167,328)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/23	$159,867,323	$(7,524,763)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/06/23	21,119,991	(994,790)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/23	143,290,980	(6,749,262)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/23	134,864,794	(6,347,924)

			Total Unrealized Depreciation	$(21,616,739)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$3,343,905	$824,171	$10,419,483	$1,386,134

Expenses
Management fee	892,009	798,802	2,740,073	3,098,741
Brokerage commissions	27,874	34,796	101,511	94,079
Futures account fees	—	—	—	26,693
Non-recurring fees and expenses	—	5,922	—	5,922

Total expenses	919,883	839,520	2,841,584	3,225,435

Net investment income (loss)	2,424,022	(15,349)	7,577,899	(1,839,301)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,704,230)	(13,577,109)	6,035,306	(30,191,493)
Swap agreements	(15,547,180)	(133,807,652)	(368,280)	(156,750,416)
Short-term U.S. government and agency obligations	—	(6,553)	(46,857)	(7,717)

Net realized gain (loss)	(30,251,410)	(147,391,314)	5,620,169	(186,949,626)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,810,588	3,988,709	(35,593,902)	(2,835,777)
Swap agreements	(3,571,377)	87,216,478	(60,840,951)	(13,787,151)
Short-term U.S. government and agency obligations	(20,937)	272,285	(12,095)	(71,644)

Change in net unrealized appreciation (depreciation)	218,274	91,477,472	(96,446,948)	(16,694,572)

Net realized and unrealized gain (loss)	(30,033,136)	(55,913,842)	(90,826,779)	(203,644,198)

Net income (loss)	$(27,609,114)	$(55,929,191)	$(83,248,880)	$(205,483,499)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$356,791,659	$355,577,515	$414,285,878	$515,453,594

Addition of 1,500,000, 2,450,000, 4,100,000 and 4,250,000 shares, respectively	42,340,032	52,469,935	114,264,874	118,129,234
Redemption of 1,450,000, 1,250,000, 3,900,000 and 3,500,000 shares, respectively	(43,526,502)	(28,147,396)	(117,305,797)	(104,128,466)

Net addition (redemption) of 50,000, 1,200,000, 200,000 and 750,000 shares, respectively	(1,186,470)	24,322,539	(3,040,923)	14,000,768

Net investment income (loss)	2,424,022	(15,349)	7,577,899	(1,839,301)
Net realized gain (loss)	(30,251,410)	(147,391,314)	5,620,169	(186,949,626)
Change in net unrealized appreciation (depreciation)	218,274	91,477,472	(96,446,948)	(16,694,572)

Net income (loss)	(27,609,114)	(55,929,191)	(83,248,880)	(205,483,499)

Shareholders’ equity, end of period	$327,996,075	$323,970,863	$327,996,075	$323,970,863

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(83,248,880)	$(205,483,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,785,919,203)	(2,619,720,954)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,822,588,221	2,909,963,011
Net amortization and accretion on short-term U.S. government and agency obligations	(7,345,692)	(1,060,031)
Net realized (gain) loss on investments	46,857	7,717
Change in unrealized (appreciation) depreciation on investments	60,853,046	13,858,795
Decrease (Increase) in receivable on open futures contracts	—	(314,479)
Decrease (Increase) in interest receivable	89,500	(72,051)
Increase (Decrease) in payable to Sponsor	(62,866)	143,880
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(9,833)
Increase (Decrease) in payable on open futures contracts	122,267	—
Increase (Decrease) in non-recurring fees and expenses payable	—	5,922

Net cash provided by (used in) operating activities	7,123,250	97,318,478

Cash flow from financing activities
Proceeds from addition of shares	114,264,874	113,960,240
Payment on shares redeemed	(118,921,179)	(107,612,236)

Net cash provided by (used in) financing activities	(4,656,305)	6,348,004

Net increase (decrease) in cash	2,466,945	103,666,482
Cash, beginning of period	150,012,071	25,488,503

Cash, end of period	$152,479,016	$129,154,985

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $84,569,073 and $34,728,989, respectively)	$84,581,081	$34,732,372
Cash	20,004,039	71,086,482
Segregated cash balances with brokers for futures contracts	133,149,681	323,761,025
Receivable from capital shares sold	9,725,630	—
Receivable on open futures contracts	41,678,702	209,470,270
Interest receivable	689,129	1,246,402

Total assets	289,828,262	640,296,551

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,477,149	—
Payable on open futures contracts	—	348,988
Brokerage commissions and futures account fees payable	34,400	58,772
Payable to Sponsor	266,022	570,429

Total liabilities	6,777,571	978,189

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	283,050,691	639,318,362

Total liabilities and shareholders’ equity	$289,828,262	$640,296,551

Shares outstanding (Note 1)	17,474,459	9,307,842

Net asset value per share (Note 1)	$16 .20	$68 .69

Market value per share (Note 1) (Note 2)	$16 .21	$68 .60

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(30% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.478% due 10/17/23	$10,000,000	$9,977,979
5.499% due 10/24/23	25,000,000	24,919,332
5.490% due 11/14/23	50,000,000	49,683,770

Total short-term U.S. government and agency obligations (cost $84,569,073)		$84,581,081

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2023	14,181	$252,013,387	$26,387,450
VIX Futures - Cboe, expires November 2023	9,464	172,682,983	2,622,041

			$29,009,491

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$3,255,531	$3,945,136	$12,422,781	$4,471,067

Expenses
Management fee	803,793	2,831,005	3,507,644	7,085,920
Brokerage commissions	517,699	1,276,819	2,007,911	3,183,788
Futures account fees	103,793	219,828	354,153	1,446,639
Non-recurring fees and expenses	—	20,117	—	20,117

Total expenses	1,425,285	4,347,769	5,869,708	11,736,464

Net investment income (loss)	1,830,246	(402,633)	6,553,073	(7,265,397)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(142,584,115)	(289,871,717)	(751,122,089)	59,605,816
Swap agreements	—	—	—	22,556,586
Short-term U.S. government and agency obligations	(141)	(2,037)	(3,731)	(355,124)

Net realized gain (loss)	(142,584,256)	(289,873,754)	(751,125,820)	81,807,278

Change in net unrealized appreciation (depreciation) on
Futures contracts	108,839,211	161,330,331	65,564,944	323,131,606
Swap agreements	—	—	—	477,437
Short-term U.S. government and agency obligations	12,008	414,952	8,625	(129,295)

Change in net unrealized appreciation (depreciation)	108,851,219	161,745,283	65,573,569	323,479,748

Net realized and unrealized gain (loss)	(33,733,037)	(128,128,471)	(685,552,251)	405,287,026

Net income (loss)	$(31,902,791)	$(128,531,104)	$(678,999,178)	$398,021,629

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$387,764,059	$975,683,533	$639,318,362	$816,679,636

Addition of 13,400,000, 9,340,000, 34,710,000 and 23,490,000 shares, respectively (Note 1)	217,623,291	1,064,364,417	1,109,114,165	3,035,837,360
Redemption of 16,903,383, 8,330,000, 26,543,383 and 22,340,000 shares, respectively (Note 1)	(290,433,868)	(916,027,068)	(786,382,658)	(3,255,048,847)

Net addition (redemption) of (3,503,383), 1,010,000, 8,166,617 and 1,150,000 shares, respectively (Note 1)	(72,810,577)	148,337,349	322,731,507	(219,211,487)

Net investment income (loss)	1,830,246	(402,633)	6,553,073	(7,265,397)
Net realized gain (loss)	(142,584,256)	(289,873,754)	(751,125,820)	81,807,278
Change in net unrealized appreciation (depreciation)	108,851,219	161,745,283	65,573,569	323,479,748

Net income (loss)	(31,902,791)	(128,531,104)	(678,999,178)	398,021,629

Shareholders’ equity, end of period	$283,050,691	$995,489,778	$283,050,691	$995,489,778

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(678,999,178)	$398,021,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,439,995,575)	(4,540,406,696)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,392,250,029	4,489,474,762
Net amortization and accretion on short-term U.S. government and agency obligations	(2,098,269)	(1,094,279)
Net realized (gain) loss on investments	3,731	355,124
Change in unrealized (appreciation) depreciation on investments	(8,625)	(348,142)
Decrease (Increase) in receivable on open futures contracts	167,791,568	(228,922,727)
Decrease (Increase) in interest receivable	557,273	(1,045,845)
Increase (Decrease) in payable to Sponsor	(304,407)	1,301,939
Increase (Decrease) in brokerage commissions and futures account fees payable	(24,372)	(101,787)
Increase (Decrease) in payable on open futures contracts	(348,988)	(9,447,456)
Increase (Decrease) in non-recurring fees and expenses payable	—	20,117

Net cash provided by (used in) operating activities	(561,176,813)	107,806,639

Cash flow from financing activities
Proceeds from addition of shares	1,099,388,535	3,035,837,360
Payment on shares redeemed	(779,905,509)	(3,218,451,554)

Net cash provided by (used in) financing activities	319,483,026	(182,614,194)

Net increase (decrease) in cash	(241,693,787)	(74,807,555)
Cash, beginning of period	394,847,507	572,120,879

Cash, end of period	$153,153,720	$497,313,324

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$16,103,538	$11,444,958
Segregated cash balances with brokers for foreign currency forward contracts	1,937,000	1,357,000
Unrealized appreciation on foreign currency forward contracts	8,894	1,152,834
Interest receivable	60,530	39,204

Total assets	18,109,962	13,993,996

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	12,399	10,915
Unrealized depreciation on foreign currency forward contracts	589,315	168,285

Total liabilities	601,714	179,200

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,508,248	13,814,796

Total liabilities and shareholders’ equity	$18,109,962	$13,993,996

Shares outstanding	699,970	399,970

Net asset value per share	$25 .01	$34 .54

Market value per share (Note 2)	$25 .00	$34 .56

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/06/23	2,355,724,056	$15,780,833	$(268,253)
Yen with UBS AG	10/06/23	2,976,699,856	19,940,707	(321,062)

			Total Unrealized Depreciation	$(589,315)

Contracts to Sell
Yen with UBS AG	10/06/23	(97,972,000)	$(656,308)	$8,894

			Total Unrealized Appreciation	$8,894

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$174,354	$25,362	$409,452	$29,299

Expenses
Management fee	35,968	21,245	91,858	34,710
Non-recurring fees and expenses	—	194	—	194

Total expenses	35,968	21,439	91,858	34,904

Net investment income (loss)	138,386	3,923	317,594	(5,605)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,854,770)	(1,652,590)	(2,923,720)	(2,532,839)
Short-term U.S. government and agency obligations	—	—	—	1,548

Net realized gain (loss)	(1,854,770)	(1,652,590)	(2,923,720)	(2,531,291)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	277,206	(17,967)	(1,564,970)	(2,005)
Short-term U.S. government and agency obligations	—	3,286	—	(1,856)

Change in net unrealized appreciation (depreciation)	277,206	(14,681)	(1,564,970)	(3,861)

Net realized and unrealized gain (loss)	(1,577,564)	(1,667,271)	(4,488,690)	(2,535,152)

Net income (loss)	$(1,439,178)	$(1,663,348)	$(4,171,096)	$(2,540,757)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$12,330,974	$5,024,773	$13,814,796	$2,362,849

Addition of 300,000, 250,000, 500,000 and 350,000 shares, respectively	8,063,291	8,285,325	14,320,409	11,824,658
Redemption of 50,000, 50,000, 200,000 and 50,000 shares, respectively	(1,446,839)	(1,487,561)	(6,455,861)	(1,487,561)

Net addition (redemption) of 250,000, 200,000, 300,000 and 300,000 shares, respectively	6,616,452	6,797,764	7,864,548	10,337,097

Net investment income (loss)	138,386	3,923	317,594	(5,605)
Net realized gain (loss)	(1,854,770)	(1,652,590)	(2,923,720)	(2,531,291)
Change in net unrealized appreciation (depreciation)	277,206	(14,681)	(1,564,970)	(3,861)

Net income (loss)	(1,439,178)	(1,663,348)	(4,171,096)	(2,540,757)

Shareholders’ equity, end of period	$17,508,248	$10,159,189	$17,508,248	$10,159,189

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(4,171,096)	$(2,540,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(995,769)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,548
Net amortization and accretion on short-term U.S. government and agency obligations	—	(3,732)
Net realized (gain) loss on investments	—	(1,548)
Change in unrealized (appreciation) depreciation on investments	1,564,970	3,861
Decrease (Increase) in interest receivable	(21,326)	(9,886)
Increase (Decrease) in payable to Sponsor	1,484	14,302
Increase (Decrease) in non-recurring fees and expenses payable	—	194

Net cash provided by (used in) operating activities	(2,625,968)	(3,531,787)

Cash flow from financing activities
Proceeds from addition of shares	14,320,409	11,824,658
Payment on shares redeemed	(6,455,861)	(1,487,561)

Net cash provided by (used in) financing activities	7,864,548	10,337,097

Net increase (decrease) in cash	5,238,580	6,805,310
Cash, beginning of period	12,801,958	2,457,820

Cash, end of period	$18,040,538	$9,263,130

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $184,272,303 and $89,407,308, respectively)	$184,298,349	$89,426,935
Cash	26,182,767	74,627,051
Segregated cash balances with brokers for futures contracts	76,076,031	65,184,460
Receivable from capital shares sold	7,585,012	41,694
Receivable on open futures contracts	3,557,787	1,604,847
Interest receivable	279,874	384,856

Total assets	297,979,820	231,269,843

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,257,090
Payable on open futures contracts	993,204	7,102,680
Brokerage commissions and futures account fees payable	4,433	4,134
Payable to Sponsor	205,717	208,602

Total liabilities	1,203,354	8,572,506

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	296,776,466	222,697,337

Total liabilities and shareholders’ equity	$297,979,820	$231,269,843

Shares outstanding	17,605,220	9,305,220

Net asset value per share	$16 .86	$23 .93

Market value per share (Note 2)	$16 .82	$23 .85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$25,000,000	$24,970,695
5.478% due 10/17/23	70,000,000	69,845,853
5.499% due 10/24/23	25,000,000	24,919,332
5.490% due 11/14/23	40,000,000	39,747,016
5.497% due 11/21/23	25,000,000	24,815,453

Total short-term U.S. government and agency obligations (cost $184,272,303)		$184,298,349

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2023	2,296	$203,884,800	$(16,612,860)
WTI Crude Oil - NYMEX, expires June 2024	2,404	195,012,480	(9,249,968)
WTI Crude Oil - NYMEX, expires December 2024	2,500	194,650,000	822,565

			$(25,040,263)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$2,609,417	$1,748,548	$6,172,654	$2,091,754

Expenses
Management fee	548,671	1,160,746	1,392,728	2,599,503
Brokerage commissions	54,549	148,121	180,385	332,256
Futures account fees	—	39,563	—	195,542
Non-recurring fees and expenses	—	7,548	—	7,548

Total expenses	603,220	1,355,978	1,573,113	3,134,849

Net investment income (loss)	2,006,197	392,570	4,599,541	(1,043,095)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(47,764,820)	66,444,885	7,896,254	(142,631,216)
Short-term U.S. government and agency obligations	60	—	(11,723)	—

Net realized gain (loss)	(47,764,760)	66,444,885	7,884,531	(142,631,216)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(38,026,419)	76,797,273	(35,285,156)	113,723,566
Short-term U.S. government and agency obligations	8,060	190,676	6,419	(49,461)

Change in net unrealized appreciation (depreciation)	(38,018,359)	76,987,949	(35,278,737)	113,674,105

Net realized and unrealized gain (loss)	(85,783,119)	143,432,834	(27,394,206)	(28,957,111)

Net income (loss)	$(83,776,922)	$143,825,404	$(22,794,665)	$(30,000,206)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$112,854,952	$501,157,304	$222,697,337	$114,167,602
Addition of 17,250,000, 11,050,000, 28,800,000 and 38,940,000 shares, respectively	345,709,147	263,018,131	622,896,585	1,051,908,930
Redemption of 4,050,000, 20,650,000, 20,500,000 and 28,561,540 shares, respectively	(78,010,711)	(539,209,750)	(526,022,791)	(767,285,237)

Net addition (redemption) of 13,200,000, (9,600,000), 8,300,000 and 10,378,460 shares, respectively	267,698,436	(276,191,619)	96,873,794	284,623,693

Net investment income (loss)	2,006,197	392,570	4,599,541	(1,043,095)
Net realized gain (loss)	(47,764,760)	66,444,885	7,884,531	(142,631,216)
Change in net unrealized appreciation (depreciation)	(38,018,359)	76,987,949	(35,278,737)	113,674,105

Net income (loss)	(83,776,922)	143,825,404	(22,794,665)	(30,000,206)

Shareholders’ equity, end of period	$296,776,466	$368,791,089	$296,776,466	$368,791,089

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(22,794,665)	$(30,000,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(881,618,883)	(5,037,566,739)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	789,898,469	4,974,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,156,304)	(1,233,461)
Net realized (gain) loss on investments	11,723	—
Change in unrealized (appreciation) depreciation on investments	(6,419)	49,461
Decrease (Increase) in receivable on open futures contracts	(1,952,940)	(3,393,165)
Decrease (Increase) in interest receivable	104,982	(329,488)
Increase (Decrease) in payable to Sponsor	(2,885)	639,427
Increase (Decrease) in brokerage commissions and futures account fees payable	299	3,314
Increase (Decrease) in payable on open futures contracts	(6,109,476)	54,103
Increase (Decrease) in non-recurring fees and expenses payable	—	7,548

Net cash provided by (used in) operating activities	(125,626,099)	(97,769,206)

Cash flow from financing activities
Proceeds from addition of shares	615,353,267	1,051,908,930
Payment on shares redeemed	(527,279,881)	(758,540,834)

Net cash provided by (used in) financing activities	88,073,386	293,368,096

Net increase (decrease) in cash	(37,552,713)	195,598,890
Cash, beginning of period	139,811,511	54,443,553

Cash, end of period	$102,258,798	$250,042,443

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,932,661 and $61,469,726, respectively)	$19,935,466	$61,482,526
Cash	17,318,005	5,724,380
Segregated cash balances with brokers for futures contracts	50,351,496	38,758,160
Receivable from capital shares sold	12,292,429	—
Receivable on open futures contracts	11,619,568	33,637,888
Interest receivable	228,248	293,818

Total assets	111,745,212	139,896,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,365,196
Payable on open futures contracts	—	282,362
Brokerage commissions and futures account fees payable	4,417	7,497
Payable to Sponsor	77,733	132,197

Total liabilities	82,150	5,787,252

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	111,663,062	134,109,520

Total liabilities and shareholders’ equity	$111,745,212	$139,896,772

Shares outstanding	1,816,856	4,966,856

Net asset value per share	$61 .46	$27 .00

Market value per share (Note 2)	$61 .04	$27 .56

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(18% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.499% due 10/24/23	$20,000,000	$19,935,466

Total short-term U.S. government and agency obligations (cost $19,932,661)		$19,935,466

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2023	7,624	$223,306,960	$23,776,317
^^ Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$1,476,050	$953,050	$4,007,691	$1,131,063

Expenses
Management fee	304,567	730,949	903,703	1,784,017
Brokerage commissions	133,782	173,386	577,070	539,244
Futures account fees	23,941	48,485	80,308	255,370
Non-recurring fees and expenses	—	5,374	—	5,374

Total expenses	462,290	958,194	1,561,081	2,584,005

Net investment income (loss)	1,013,760	(5,144)	2,446,610	(1,452,942)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(10,798,451)	8,173,631	221,346,621	(389,138,752)
Short-term U.S. government and agency obligations	(174)	(57,864)	(1,437)	(116,673)

Net realized gain (loss)	(10,798,625)	8,115,767	221,345,184	(389,255,425)

Change in net unrealized appreciation (depreciation) on
Futures contracts	44,086,649	(23,776,729)	(62,113,081)	116,857,361
Short-term U.S. government and agency obligations	173	309,345	(9,995)	(32,689)

Change in net unrealized appreciation (depreciation)	44,086,822	(23,467,384)	(62,123,076)	116,824,672

Net realized and unrealized gain (loss)	33,288,197	(15,351,617)	159,222,108	(272,430,753)

Net income (loss)	$34,301,957	$(15,356,761)	$161,668,718	$(273,883,695)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$141,324,963	$211,823,446	$134,109,520	$242,145,130
Addition of 5,500,000, 58,900,000, 19,350,000 and 82,240,000 shares, respectively	295,245,731	790,506,039	1,128,672,428	1,734,541,781
Redemption of 6,250,000, 49,900,000, 22,500,000 and 69,251,886 shares, respectively	(359,209,589)	(744,582,726)	(1,312,787,604)	(1,460,413,218)

Net addition (redemption) of (750,000), 9,000,000, (3,150,000) and 12,988,114 shares, respectively	(63,963,858)	45,923,313	(184,115,176)	274,128,563

Net investment income (loss)	1,013,760	(5,144)	2,446,610	(1,452,942)
Net realized gain (loss)	(10,798,625)	8,115,767	221,345,184	(389,255,425)
Change in net unrealized appreciation (depreciation)	44,086,822	(23,467,384)	(62,123,076)	116,824,672

Net income (loss)	34,301,957	(15,356,761)	161,668,718	(273,883,695)

Shareholders’ equity, end of period	$111,663,062	$242,389,998	$111,663,062	$242,389,998

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$161,668,718	$(273,883,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(228,632,508)	(641,286,804)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	271,472,626	680,730,195
Net amortization and accretion on short-term U.S. government and agency obligations	(1,304,490)	(447,861)
Net realized (gain) loss on investments	1,437	116,673
Change in unrealized (appreciation) depreciation on investments	9,995	32,689
Decrease (Increase) in receivable on open futures contracts	22,018,320	(17,665,801)
Decrease (Increase) in interest receivable	65,570	(278,702)
Increase (Decrease) in payable to Sponsor	(54,464)	354,079
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,080)	(23,511)
Increase (Decrease) in payable on open futures contracts	(282,362)	(8,542,438)
Increase (Decrease) in non-recurring fees and expenses payable	—	5,374

Net cash provided by (used in) operating activities	224,959,762	(260,889,802)

Cash flow from financing activities
Proceeds from addition of shares	1,116,379,999	1,734,541,781
Payment on shares redeemed	(1,318,152,800)	(1,464,617,750)

Net cash provided by (used in) financing activities	(201,772,801)	269,924,031

Net increase (decrease) in cash	23,186,961	9,034,229
Cash, beginning of period	44,482,540	113,000,927

Cash, end of period	$67,669,501	$122,035,156

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $— and $39,991,822, respectively)	$—	$39,996,624
Cash	37,961,502	30,687,235
Segregated cash balances with brokers for foreign currency forward contracts	4,464,121	6,844,121
Unrealized appreciation on foreign currency forward contracts	1,585,136	193,192
Interest receivable	164,862	109,830

Total assets	44,175,621	77,831,002

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	34,405	63,375
Unrealized depreciation on foreign currency forward contracts	136,808	2,654,448

Total liabilities	171,213	2,717,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,004,408	75,113,179

Total liabilities and shareholders’ equity	$44,175,621	$77,831,002

Shares outstanding	1,400,000	2,550,000

Net asset value per share	$31 .43	$29 .46

Market value per share (Note 2)	$31 .43	$29 .45

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/06/23	486,000	$513,954	$(5,789)
Euro with UBS AG	10/06/23	10,804,000	11,425,433	(131,019)

			Total Unrealized Depreciation	$(136,808)

Contracts to Sell
Euro with Goldman Sachs International	10/06/23	(43,752,263)	$(46,268,836)	$769,294
Euro with UBS AG	10/06/23	(50,970,199)	(53,901,938)	815,842

			Total Unrealized Appreciation	$1,585,136

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$523,684	$230,824	$1,764,550	$285,240

Expenses
Management fee	111,472	203,036	404,141	467,426
Non-recurring fees and expenses	—	1,835	—	1,835

Total expenses	111,472	204,871	404,141	469,261

Net investment income (loss)	412,212	25,953	1,360,409	(184,021)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(122,866)	11,086,708	(2,576,119)	16,693,971
Short-term U.S. government and agency obligations	—	—	—	210,974

Net realized gain (loss)	(122,866)	11,086,708	(2,576,119)	16,904,945

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,207,102	(354,043)	3,909,584	3,049,081
Short-term U.S. government and agency obligations	—	61,225	(4,802)	(33,420)

Change in net unrealized appreciation (depreciation)	3,207,102	(292,818)	3,904,782	3,015,661

Net realized and unrealized gain (loss)	3,084,236	10,793,890	1,328,663	19,920,606

Net income (loss)	$3,496,448	$10,819,843	$2,689,072	$19,736,585

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$50,931,301	$62,270,097	$75,113,179	$54,263,045

Addition of –, 1,100,000, 100,000 and 1,650,000 shares, respectively	—	36,183,635	3,051,886	52,211,698
Redemption of 350,000, 550,000, 1,250,000 and 1,150,000 shares, respectively	(10,423,341)	(18,689,297)	(36,849,729)	(35,627,050)

Net addition (redemption) of (350,000), 550,000, (1,150,000) and 500,000 shares, respectively	(10,423,341)	17,494,338	(33,797,843)	16,584,648

Net investment income (loss)	412,212	25,953	1,360,409	(184,021)
Net realized gain (loss)	(122,866)	11,086,708	(2,576,119)	16,904,945
Change in net unrealized appreciation (depreciation)	3,207,102	(292,818)	3,904,782	3,015,661

Net income (loss)	3,496,448	10,819,843	2,689,072	19,736,585

Shareholders’ equity, end of period	$44,004,408	$90,584,278	$44,004,408	$90,584,278

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$2,689,072	$19,736,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,925,175)	(74,843,167)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,000,000	76,210,974
Net amortization and accretion on short-term U.S. government and agency obligations	(83,003)	(83,446)
Net realized (gain) loss on investments	—	(210,974)
Change in unrealized (appreciation) depreciation on investments	(3,904,782)	(3,015,661)
Decrease (Increase) in interest receivable	(55,032)	(61,501)
Increase (Decrease) in payable to Sponsor	(28,970)	98,171
Increase (Decrease) in non-recurring fees and expenses payable	—	1,835

Net cash provided by (used in) operating activities	38,692,110	17,832,816

Cash flow from financing activities
Proceeds from addition of shares	3,051,886	52,211,149
Payment on shares redeemed	(36,849,729)	(32,142,870)

Net cash provided by (used in) financing activities	(33,797,843)	20,068,279

Net increase (decrease) in cash	4,894,267	37,901,095
Cash, beginning of period	37,531,356	7,554,065

Cash, end of period	$42,425,623	$45,455,160

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$9,138,880	$12,252,100
Segregated cash balances with brokers for futures contracts	557,700	232,313
Segregated cash balances with brokers for swap agreements	2,476,000	3,536,000
Unrealized appreciation on swap agreements	649,016	—
Receivable from capital shares sold	1,607,017	—
Receivable on open futures contracts	6,250	—
Interest receivable	38,854	42,135

Total assets	14,473,717	16,062,548

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	98,549	700
Payable to Sponsor	9,299	12,854
Unrealized depreciation on swap agreements	—	592,957

Total liabilities	107,848	606,511

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,365,869	15,456,037

Total liabilities and shareholders’ equity	$14,473,717	$16,062,548

Shares outstanding	446,977	496,977

Net asset value per share	$32 .14	$31 .10

Market value per share (Note 2)	$32 .20	$30 .99

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2023	71	$13,249,310	$510,754

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/23	$(3,588,216)	$149,583
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/23	(4,702,766)	196,202
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/23	(7,273,894)	303,231

			Total Unrealized Appreciation	$649,016

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$142,707	$72,261	$459,321	$101,921

Expenses
Management fee	32,970	76,652	112,212	218,466
Brokerage commissions	1,099	3,565	4,065	9,361
Futures account fees	—	—	—	2,446
Non-recurring fees and expenses	—	639	—	639

Total expenses	34,069	80,856	116,277	230,912

Net investment income (loss)	108,638	(8,595)	343,044	(128,991)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	807,474	2,017,269	131,315	1,336,740
Swap agreements	628,950	2,970,959	(1,278,923)	1,900,685
Short-term U.S. government and agency obligations	—	—	—	4

Net realized gain (loss)	1,436,424	4,988,228	(1,147,608)	3,237,429

Change in net unrealized appreciation (depreciation) on
Futures contracts	(460,051)	725,119	609,640	1,378,602
Swap agreements	208,445	81,220	1,241,973	1,795,321
Short-term U.S. government and agency obligations	—	35,207	—	(13,647)

Change in net unrealized appreciation (depreciation)	(251,606)	841,546	1,851,613	3,160,276

Net realized and unrealized gain (loss)	1,184,818	5,829,774	704,005	6,397,705

Net income (loss)	$1,293,456	$5,821,179	$1,047,049	$6,268,714

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$15,809,378	$34,611,284	$15,456,037	$26,859,844

Addition of 100,000, 350,000, 700,000 and 1,500,000 shares, respectively	3,039,866	12,520,359	19,338,209	46,264,925
Redemption of 200,000, 650,000, 750,000 and 1,550,000 shares, respectively	(5,776,831)	(23,318,097)	(21,475,426)	(49,758,758)

Net addition (redemption) of (100,000), (300,000), (50,000) and (50,000) shares, respectively	(2,736,965)	(10,797,738)	(2,137,217)	(3,493,833)

Net investment income (loss)	108,638	(8,595)	343,044	(128,991)
Net realized gain (loss)	1,436,424	4,988,228	(1,147,608)	3,237,429
Change in net unrealized appreciation (depreciation)	(251,606)	841,546	1,851,613	3,160,276

Net income (loss)	1,293,456	5,821,179	1,047,049	6,268,714

Shareholders’ equity, end of period	$14,365,869	$29,634,725	$14,365,869	$29,634,725

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$1,047,049	$6,268,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,987,492)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	35,999,990
Net amortization and accretion on short-term U.S. government and agency obligations	—	(26,784)
Net realized (gain) loss on investments	—	(4)
Change in unrealized (appreciation) depreciation on investments	(1,241,973)	(1,781,674)
Decrease (Increase) in receivable on open futures contracts	(6,250)	—
Decrease (Increase) in interest receivable	3,281	(25,595)
Increase (Decrease) in payable to Sponsor	(3,555)	22,778
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(294)
Increase (Decrease) in payable on open futures contracts	97,849	(49,875)
Increase (Decrease) in non-recurring fees and expenses payable	—	639
Net cash provided by (used in) operating activities	(103,599)	22,420,403
Cash flow from financing activities
Proceeds from addition of shares	17,731,192	46,264,925
Payment on shares redeemed	(21,475,426)	(49,758,758)

Net cash provided by (used in) financing activities	(3,744,234)	(3,493,833)

Net increase (decrease) in cash	(3,847,833)	18,926,570
Cash, beginning of period	16,020,413	1,990,354

Cash, end of period	$12,172,580	$20,916,924

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash	$8,563,844	$21,887,346
Segregated cash balances with brokers for futures contracts	876,000	2,820,937
Segregated cash balances with brokers for swap agreements	6,426,200	7,875,000
Unrealized appreciation on swap agreements	1,014,468	—
Receivable from capital shares sold	—	972,789
Receivable on open futures contracts	54,510	59,575
Interest receivable	46,359	60,480

Total assets	16,981,381	33,676,127

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	13,864	20,705
Unrealized depreciation on swap agreements	—	1,722,623

Total liabilities	13,864	1,743,328

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,967,517	31,932,799

Total liabilities and shareholders’ equity	$16,981,381	$33,676,127

Shares outstanding	791,329	1,641,329

Net asset value per share	$21 .44	$19 .46

Market value per share (Note 2)	$21 .55	$19 .30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2023	109	$12,235,250	$851,237
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/23	$(2,570,998)	$120,165
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/06/23	(9,365,796)	437,748
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/23	(7,405,429)	345,878
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/23	(2,368,019)	110,677

			Total Unrealized Appreciation	$1,014,468

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$337,096	$63,222	$860,908	$90,885

Expenses
Management fee	78,166	67,215	220,751	190,549
Brokerage commissions	13,775	8,699	28,436	20,677
Futures account fees	—	—	—	4,443
Non-recurring fees and expenses	—	612	—	612

Total expenses	91,941	76,526	249,187	216,281

Net investment income (loss)	245,155	(13,304)	611,721	(125,396)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,217,172	1,719,839	11,009,808	6,370,119
Swap agreements	704,259	4,495,568	(261,158)	1,882,774
Short-term U.S. government and agency obligations	—	—	(906)	(190)

Net realized gain (loss)	6,921,431	6,215,407	10,747,744	8,252,703

Change in net unrealized appreciation (depreciation) on
Futures contracts	(107,686)	(1,063,521)	1,791,737	800,876
Swap agreements	169,456	(3,024,441)	2,737,091	770,011
Short-term U.S. government and agency obligations	—	12,438	—	(3,447)

Change in net unrealized appreciation (depreciation)	61,770	(4,075,524)	4,528,828	1,567,440

Net realized and unrealized gain (loss)	6,983,201	2,139,883	15,276,572	9,820,143

Net income (loss)	$7,228,356	$2,126,579	$15,888,293	$9,694,747

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$19,290,473	$33,052,840	$31,932,799	$26,537,000

Addition of 2,950,000, 1,000,000, 6,050,000 and 2,800,000 shares, respectively	51,792,185	34,082,044	107,105,060	77,349,605
Redemption of 3,100,000, 1,050,000, 6,900,000 and 2,800,000 shares, respectively	(61,343,497)	(35,498,411)	(137,958,635)	(79,818,300)

Net addition (redemption) of (150,000), (50,000), (850,000) and – shares, respectively	(9,551,312)	(1,416,367)	(30,853,575)	(2,468,695)

Net investment income (loss)	245,155	(13,304)	611,721	(125,396)
Net realized gain (loss)	6,921,431	6,215,407	10,747,744	8,252,703
Change in net unrealized appreciation (depreciation)	61,770	(4,075,524)	4,528,828	1,567,440

Net income (loss)	7,228,356	2,126,579	15,888,293	9,694,747

Shareholders’ equity, end of period	$16,967,517	$33,763,052	$16,967,517	$33,763,052

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$15,888,293	$9,694,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,876,608)	(20,979,052)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	39,937,156	41,999,081
Net amortization and accretion on short-term U.S. government and agency obligations	(61,454)	(24,695)
Net realized (gain) loss on investments	906	190
Change in unrealized (appreciation) depreciation on investments	(2,737,091)	(766,564)
Decrease (Increase) in receivable on open futures contracts	5,065	15,446
Decrease (Increase) in interest receivable	14,121	(25,020)
Increase (Decrease) in payable to Sponsor	(6,841)	12,281
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(747)
Increase (Decrease) in payable on open futures contracts	—	592,924
Increase (Decrease) in non-recurring fees and expenses payable	—	612

Net cash provided by (used in) operating activities	13,163,547	30,519,203

Cash flow from financing activities
Proceeds from addition of shares	108,077,849	77,349,605
Payment on shares redeemed	(137,958,635)	(79,818,300)

Net cash provided by (used in) financing activities	(29,880,786)	(2,468,695)

Net increase (decrease) in cash	(16,717,239)	28,050,508
Cash, beginning of period	32,583,283	5,483,476

Cash, end of period	$15,866,044	$33,533,984

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ - and $22,995,298, respectively)	$—	$22,998,059
Cash	22,694,511	451,616
Segregated cash balances with brokers for foreign currency forward contracts	2,482,511	3,652,511
Unrealized appreciation on foreign currency forward contracts	969,376	963,369
Interest receivable	94,406	36,071

Total assets	26,240,804	28,101,626

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,683,455
Payable to Sponsor	19,843	29,633
Unrealized depreciation on foreign currency forward contracts	48,770	3,990,802

Total liabilities	68,613	6,703,890

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,172,191	21,397,736

Total liabilities and shareholders’ equity	$26,240,804	$28,101,626

Shares outstanding	348,580	398,580

Net asset value per share	$75 .08	$53 .68

Market value per share (Note 2)	$75 .08	$53 .57

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	10/06/23	428,237,000	$2,868,730	$(48,770)

			Total Unrealized Depreciation	$(48,770)

Contracts to Sell
Yen with Goldman Sachs International	10/06/23	(3,330,184,165)	$(22,308,674)	$406,284
Yen with UBS AG	10/06/23	(4,908,633,574)	(32,882,597)	563,092

			Total Unrealized Appreciation	$969,376

^
The positions and counterparties herein are as of September 30, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$274,125	$115,191	$733,679	$151,503

Expenses
Management fee	58,762	106,598	167,753	259,599
Non-recurring fees and expenses	—	953	—	953

Total expenses	58,762	107,551	167,753	260,552

Net investment income (loss)	215,363	7,640	565,926	(109,049)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	3,079,208	5,879,873	3,422,003	14,877,216
Short-term U.S. government and agency obligations	—	—	—	102,971

Net realized gain (loss)	3,079,208	5,879,873	3,422,003	14,980,187

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,059,246)	(546,737)	3,948,039	(444,812)
Short-term U.S. government and agency obligations	—	22,866	(2,761)	(8,524)

Change in net unrealized appreciation (depreciation)	(1,059,246)	(523,871)	3,945,278	(453,336)

Net realized and unrealized gain (loss)	2,019,962	5,356,002	7,367,281	14,526,851

Net income (loss)	$2,235,325	$5,363,642	$7,933,207	$14,417,802

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$27,077,656	$45,568,882	$21,397,736	$24,840,784

Addition of –, 250,000, 450,000 and 1,100,000 shares, respectively	—	15,352,183	26,056,375	59,472,902
Redemption of 50,000, 250,000, 500,000 and 900,000 shares, respectively	(3,140,790)	(14,347,369)	(29,215,127)	(46,794,150)

Net addition (redemption) of (50,000), –, (50,000) and 200,000 shares, respectively	(3,140,790)	1,004,814	(3,158,752)	12,678,752

Net investment income (loss)	215,363	7,640	565,926	(109,049)
Net realized gain (loss)	3,079,208	5,879,873	3,422,003	14,980,187
Change in net unrealized appreciation (depreciation)	(1,059,246)	(523,871)	3,945,278	(453,336)

Net income (loss)	2,235,325	5,363,642	7,933,207	14,417,802

Shareholders’ equity, end of period	$26,172,191	$51,937,338	$26,172,191	$51,937,338

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$7,933,207	$14,417,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,984,732)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,000,000	34,102,971
Net amortization and accretion on short-term U.S. government and agency obligations	(4,702)	(24,192)
Net realized (gain) loss on investments	—	(102,971)
Change in unrealized (appreciation) depreciation on investments	(3,945,278)	453,336
Decrease (Increase) in interest receivable	(58,335)	(42,154)
Increase (Decrease) in payable to Sponsor	(9,790)	48,690
Increase (Decrease) in non-recurring fees and expenses payable	—	953

Net cash provided by (used in) operating activities	26,915,102	30,869,703

Cash flow from financing activities
Proceeds from addition of shares	26,056,375	59,472,902
Payment on shares redeemed	(31,898,582)	(46,794,150)

Net cash provided by (used in) financing activities	(5,842,207)	12,678,752

Net increase (decrease) in cash	21,072,895	43,548,455
Cash, beginning of period	4,104,127	3,003,251

Cash, end of period	$25,177,022	$46,551,706

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $49,876,697, respectively)	$–	$49,882,348
Cash	50,204,095	19,575,939
Segregated cash balances with brokers for futures contracts	9,032,162	14,384,050
Receivable on open futures contracts	560,581	142,794
Interest receivable	208,470	88,180

Total assets	60,005,308	84,073,311

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	2,387	3,688
Payable to Sponsor	34,897	54,664

Total liabilities	37,284	58,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	59,968,024	84,014,959

Total liabilities and shareholders’ equity	$60,005,308	$84,073,311

Shares outstanding	3,087,403	2,762,403

Net asset value per share	$19 .42	$30 .41

Market value per share (Note 2)	$19 .41	$30 .36

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2024	617	$11,784,515	$(350,626)
VIX Futures - Cboe, expires February 2024	1,028	19,841,839	(508,849)
VIX Futures - Cboe, expires March 2024	1,028	20,146,847	(104,194)
VIX Futures - Cboe, expires April 2024	411	8,178,119	19,997

			$(943,672)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$597,040	$220,211	$1,895,545	$296,960

Expenses
Management fee	117,018	201,508	401,207	627,755
Brokerage commissions	8,822	17,922	30,191	58,291
Futures account fees	9,991	—	33,287	46,394
Non-recurring fees and expenses	—	2,050	—	2,050

Total expenses	135,831	221,480	464,685	734,490

Net investment income (loss)	461,209	(1,269)	1,430,860	(437,530)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,244,511)	(1,349,272)	(35,008,564)	11,304,613
Short-term U.S. government and agency obligations	—	—	—	(336)

Net realized gain (loss)	(12,244,511)	(1,349,272)	(35,008,564)	11,304,277

Change in net unrealized appreciation (depreciation) on
Futures contracts	8,934,542	3,236,565	3,847,551	6,941,620
Short-term U.S. government and agency obligations	—	131,644	(5,651)	(54,576)

Change in net unrealized appreciation (depreciation)	8,934,542	3,368,209	3,841,900	6,887,044

Net realized and unrealized gain (loss)	(3,309,969)	2,018,937	(31,166,664)	18,191,321

Net income (loss)	$(2,848,760)	$2,017,668	$(29,735,804)	$17,753,791

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$49,421,413	$95,721,271	$84,014,959	$112,875,680

Addition of 850,000, 850,000, 1,700,000 and 1,850,000 shares, respectively	16,840,213	28,312,142	38,658,971	60,491,195
Redemption of 175,000, 450,000, 1,375,000 and 2,425,000 shares, respectively	(3,444,842)	(15,630,507)	(32,970,102)	(80,700,092)

Net addition (redemption) of 675,000, 400,000, 325,000 and (575,000) shares, respectively	13,395,371	12,681,635	5,688,869	(20,208,897)

Net investment income (loss)	461,209	(1,269)	1,430,860	(437,530)
Net realized gain (loss)	(12,244,511)	(1,349,272)	(35,008,564)	11,304,277
Change in net unrealized appreciation (depreciation)	8,934,542	3,368,209	3,841,900	6,887,044

Net income (loss)	(2,848,760)	2,017,668	(29,735,804)	17,753,791

Shareholders’ equity, end of period	$59,968,024	$110,420,574	$59,968,024	$110,420,574

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(29,735,804)	$17,753,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(294,811,992)	(66,991,148)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	345,000,000	120,998,548
Net amortization and accretion on short-term U.S. government and agency obligations	(311,311)	(63,980)
Net realized (gain) loss on investments	—	336
Change in unrealized (appreciation) depreciation on investments	5,651	54,576
Decrease (Increase) in receivable on open futures contracts	(417,787)	(765,221)
Decrease (Increase) in interest receivable	(120,290)	(84,257)
Increase (Decrease) in payable to Sponsor	(19,767)	51,511
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,301)	(7,124)
Increase (Decrease) in payable on open futures contracts	—	(94,495)
Increase (Decrease) in non-recurring fees and expenses payable	—	2,050

Net cash provided by (used in) operating activities	19,587,399	70,854,587

Cash flow from financing activities
Proceeds from addition of shares	38,658,971	60,491,195
Payment on shares redeemed	(32,970,102)	(78,938,105)

Net cash provided by (used in) financing activities	5,688,869	(18,446,910)

Net increase (decrease) in cash	25,276,268	52,407,677
Cash, beginning of period	33,959,989	27,071,819

Cash, end of period	$59,236,257	$79,479,496

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $104,624,795 and $89,329,814, respectively)	$104,639,666	$89,347,714
Cash	23,955,940	33,526,868
Segregated cash balances with brokers for futures contracts	65,304,529	91,634,942
Receivable on open futures contracts	17,543,264	52,643,553
Interest receivable	266,995	403,667

Total assets	211,710,394	267,556,744

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	570,473
Payable on open futures contracts	—	223,719
Brokerage commissions and futures account fees payable	11,670	27,102
Payable to Sponsor	94,296	155,130

Total liabilities	105,966	976,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	211,604,428	266,580,320

Total liabilities and shareholders’ equity	$211,710,394	$267,556,744

Shares outstanding (Note 1)	9,075,947	4,676,565

Net asset value per share (Note 1)	$23 .31	$57 .00

Market value per share (Note 1) (Note 2)	$23 .30	$56 .90

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.407% due 10/10/23	$25,000,000	$24,970,695
5.478% due 10/17/23	45,000,000	44,900,905
5.490% due 11/14/23	25,000,000	24,841,885
5.497% due 11/21/23	10,000,000	9,926,181

Total short-term U.S. government and agency obligations (cost $104,624,795)		$104,639,666

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2023	7,067	$125,589,070	$11,154,767
VIX Futures - Cboe, expires November 2023	4,719	86,104,290	719,403

			$11,874,170

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$2,271,345	$1,400,201	$6,832,197	$1,678,813

Expenses
Management fee	447,560	874,070	1,495,874	2,353,478
Brokerage commissions	58,426	203,095	250,314	490,751
Futures account fees	44,110	54,944	143,501	371,384
Non-recurring fees and expenses	—	8,700	—	8,700

Total expenses	550,096	1,140,809	1,889,689	3,224,313

Net investment income (loss)	1,721,249	259,392	4,942,508	(1,545,500)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(54,950,042)	(45,457,319)	(228,276,043)	31,935,990
Short-term U.S. government and agency obligations	—	—	(10,605)	(300)

Net realized gain (loss)	(54,950,042)	(45,457,319)	(228,286,648)	31,935,690

Change in net unrealized appreciation (depreciation) on
Futures contracts	41,847,057	51,449,994	21,670,993	84,956,040
Short-term U.S. government and agency obligations	(5,866)	248,953	(3,029)	(104,697)

Change in net unrealized appreciation (depreciation)	41,841,191	51,698,947	21,667,964	84,851,343

Net realized and unrealized gain (loss)	(13,108,851)	6,241,628	(206,618,684)	116,787,033

Net income (loss)	$(11,387,602)	$6,501,020	$(201,676,176)	$115,241,533

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shareholders’ equity, beginning of period	$230,227,830	$341,714,316	$266,580,320	$269,703,164

Addition of 2,475,000, 3,555,000, 9,235,000 and 7,180,000 shares, respectively (Note 1)	56,655,376	261,088,034	324,424,030	563,456,503
Redemption of 2,625,618, 2,190,000, 4,835,618 and 5,630,000 shares, respectively (Note 1)	(63,891,176)	(171,766,742)	(177,723,746)	(510,864,572)

Net addition (redemption) of (150,618), 1,365,000, 4,399,382 and 1,550,000 shares, respectively (Note 1)	(7,235,800)	89,321,292	146,700,284	52,591,931

Net investment income (loss)	1,721,249	259,392	4,942,508	(1,545,500)
Net realized gain (loss)	(54,950,042)	(45,457,319)	(228,286,648)	31,935,690
Change in net unrealized appreciation (depreciation)	41,841,191	51,698,947	21,667,964	84,851,343

Net income (loss)	(11,387,602)	6,501,020	(201,676,176)	115,241,533

Shareholders’ equity, end of period	$211,604,428	$437,536,628	$211,604,428	$437,536,628

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$(201,676,176)	$115,241,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(614,146,126)	(2,462,189,566)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	601,754,108	2,455,998,870
Net amortization and accretion on short-term U.S. government and agency obligations	(2,913,568)	(725,037)
Net realized (gain) loss on investments	10,605	300
Change in unrealized (appreciation) depreciation on investments	3,029	104,697
Decrease (Increase) in receivable on open futures contracts	35,100,289	(67,758,303)
Decrease (Increase) in interest receivable	136,672	(362,333)
Increase (Decrease) in payable to Sponsor	(60,834)	372,867
Increase (Decrease) in brokerage commissions and futures account fees payable	(15,432)	(20,676)
Increase (Decrease) in payable on open futures contracts	(223,719)	(2,037,391)
Increase (Decrease) in non-recurring fees and expenses payable	—	8,700

Net cash provided by (used in) operating activities	(182,031,152)	38,633,661

Cash flow from financing activities
Proceeds from addition of shares	324,424,030	566,483,117
Payment on shares redeemed	(178,294,219)	(498,163,549)

Net cash provided by (used in) financing activities	146,129,811	68,319,568

Net increase (decrease) in cash	(35,901,341)	106,953,229
Cash, beginning of period	125,161,810	115,960,816

Cash, end of period	$89,260,469	$222,914,045

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,374,810,703 and $1,466,423,925, respectively)	$1,375,005,218	$1,466,680,542
Cash	367,158,559	625,964,378
Segregated cash balances with brokers for futures contracts	858,586,121	925,792,861
Segregated cash balances with brokers for foreign currency forward contracts	9,686,632	12,956,632
Segregated cash balances with brokers for swap agreements	524,175,300	262,053,745
Unrealized appreciation on swap agreements	12,904,475	119,880,255
Unrealized appreciation on foreign currency forward contracts	2,564,273	2,823,510
Receivable from capital shares sold	31,210,088	1,014,483
Receivable on open futures contracts	214,636,493	522,770,291
Interest receivable	4,484,827	4,920,772

Total assets	3,400,411,986	3,944,857,469

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	47,876,891	32,725,077
Payable on open futures contracts	14,962,756	11,742,794
Brokerage commissions and futures account fees payable	105,802	165,165
Payable to Sponsor	2,610,466	3,210,113
Unrealized depreciation on swap agreements	33,398,222	2,315,580
Unrealized depreciation on foreign currency forward contracts	998,472	6,911,994

Total liabilities	99,952,609	57,070,723

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,300,459,377	3,887,786,746

Total liabilities and shareholders’ equity	$3,400,411,986	$3,944,857,469

Shares outstanding (Note 1)	105,689,214	89,444,047

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022*
Investment Income
Interest	$33,986,958	$14,620,209	$103,035,154	$19,240,564
Expenses
Management fee	8,433,063	11,269,281	27,104,933	33,494,289
Brokerage commissions	1,640,018	2,210,735	6,556,137	6,013,653
Futures account fees	313,663	449,872	1,142,555	3,285,001
Non-recurring fees and expenses	—	81,773	—	81,773

Total expenses	10,386,744	14,011,661	34,803,625	42,874,716

Net investment income (loss)	23,600,214	608,548	68,231,529	(23,634,152)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	14,374,480	(321,993,985)	(1,974,626,401)	188,147,013
Swap agreements	190,429,303	(438,845,993)	153,509,127	217,520,213
Foreign currency forward contracts	1,079,187	13,695,610	(1,741,651)	26,532,572
Short-term U.S. government and agency obligations	205	(71,343)	(195,666)	(264,143)

Net realized gain (loss)	205,883,175	(747,215,711)	(1,823,054,591)	431,935,655

Change in net unrealized appreciation (depreciation) on
Futures contracts	(202,241,004)	291,970,061	135,612,832	354,740,180
Swap agreements	(41,076,901)	112,369,648	(138,058,422)	(213,954,485)
Foreign currency forward contracts	1,962,662	(1,017,583)	5,654,285	2,088,381
Short-term U.S. government and agency obligations	(111,348)	3,053,986	(62,102)	(971,900)

Change in net unrealized appreciation (depreciation)	(241,466,591)	406,376,112	3,146,593	141,902,176

Net realized and unrealized gain (loss)	(35,583,416)	(340,839,599)	(1,819,907,998)	573,837,831

Net income (loss)	$(11,983,202)	$(340,231,051)	$(1,751,676,469)	$550,203,679

* The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022*
Shareholders’ equity, beginning of period	$3,753,845,537	$4,563,369,776	$3,887,786,746	$4,173,474,343

Addition of 57,975,000, 100,995,000, 190,410,000 and 194,805,000 shares, respectively (Note 1)	1,835,741,719	3,360,951,964	8,495,699,775	8,989,738,725
Redemption of 63,757,333, 97,035,000, 174,164,833 and 191,370,926 shares, respectively (Note 1)	(2,277,144,677)	(3,379,709,104)	(7,331,350,675)	(9,509,035,162)

Net addition (redemption) of (5,782,333), 3,960,000, 16,245,167 and 3,434,074 shares, respectively (Note 1)	(441,402,958)	(18,757,140)	1,164,349,100	(519,296,437)

Net investment income (loss)	23,600,214	608,548	68,231,529	(23,634,152)
Net realized gain (loss)	205,883,175	(747,215,711)	(1,823,054,591)	431,935,655
Change in net unrealized appreciation (depreciation)	(241,466,591)	406,376,112	3,146,593	141,902,176

Net income (loss)	(11,983,202)	(340,231,051)	(1,751,676,469)	550,203,679

Shareholders’ equity, end of period	$3,300,459,377	$4,204,381,585	$3,300,459,377	$4,204,381,585

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022*
Cash flow from operating activities
Net income (loss)	$(1,751,676,469)	$550,203,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(27,871,422,186)	(32,181,153,315)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	28,009,309,658	32,879,938,110
Net amortization and accretion on short-term U.S. government and agency obligations	(46,469,916)	(9,697,124)
Net realized (gain) loss on investments	195,666	264,143
Change in unrealized (appreciation) depreciation on investments	132,466,239	212,838,004
Decrease (Increase) in receivable on futures contracts	308,133,798	(333,246,149)
Decrease (Increase) in interest receivable	435,945	(3,095,982)
Increase (Decrease) in payable to Sponsor	(599,647)	4,244,972
Increase (Decrease) in brokerage commissions and futures account fees payable	(59,363)	(327,015)
Increase (Decrease) in payable on futures contracts	3,219,962	(37,886,245)
Increase (Decrease) in non-recurring fees and expenses payable	—	81,773

Net cash provided by (used in) operating activities	(1,216,466,313)	1,082,164,851

Cash flow from financing activities
Proceeds from addition of shares	8,465,504,170	9,008,566,233
Payment on shares redeemed	(7,316,198,861)	(9,440,488,808)

Net cash provided by (used in) financing activities	1,149,305,309	(431,922,575)

Net increase (decrease) in cash	(67,161,004)	650,242,276
Cash, beginning of period	1,826,767,616	1,408,701,238

Cash, end of period	$1,759,606,612	$2,058,943,514

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2023, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes Share splits and reverse Share splits for the Funds during the nine months September 30, 2023, and during the year ended December 31, 2022. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2023 and 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2023
 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 29, 2023
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 29, 2023
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 29, 2023
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	September 29, 2023
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 29, 2023

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2023.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2023.
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

The following table summarizes the valuation of investments at September 30, 2023 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$104,670,946	$(2,387,385)	$—	$—	$102,283,561
ProShares Ultra Bloomberg Crude Oil	264,081,088	24,729,920	—	11,240,991	300,051,999
ProShares Ultra Bloomberg Natural Gas	303,858,387	(114,592,473)	—	(1,438,294)	187,827,620
ProShares Ultra Euro	—	—	(222,712)	—	(222,712)
ProShares Ultra Gold	109,664,879	(2,617,740)	—	(10,343,189)	96,703,950
ProShares Ultra Silver	199,275,356	(6,167,328)	—	(21,616,739)	171,491,289
ProShares Ultra VIX Short-Term Futures ETF	84,581,081	29,009,491	—	—	113,590,572
ProShares Ultra Yen	—	—	(580,421)	—	(580,421)
ProShares UltraShort Bloomberg Crude Oil	184,298,349	(25,040,263)	—	—	159,258,086
ProShares UltraShort Bloomberg Natural Gas	19,935,466	23,776,317	—	—	43,711,783
ProShares UltraShort Euro	—	—	1,448,328	—	1,448,328
ProShares UltraShort Gold	—	510,754	—	649,016	1,159,770
ProShares UltraShort Silver	—	851,237	—	1,014,468	1,865,705
ProShares UltraShort Yen	—	—	920,606	—	920,606
ProShares VIX Mid-Term Futures ETF	—	(943,672)	—	—	(943,672)
ProShares VIX Short-Term Futures ETF	104,639,666	11,874,170	—	—	116,513,836

Combined Trust:	$1,375,005,218	$(60,996,972)	$1,565,801	$(20,493,747)	$1,295,080,300

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

There were no transfers into or out of Level 3 for the quarter ended September 30, 2023 or the year ended December 31, 2022.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2023 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of September 30, 2023

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$—			$2,387,385	*
	ProShares Ultra VIX Short-Term Futures ETF		29,009,491	*		—
	ProShares VIX Mid-Term Futures ETF		19,997	*		963,669	*
	ProShares VIX Short-Term Futures ETF		11,874,170	*		—
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		36,159,401	*		188,490	*
	ProShares Ultra Bloomberg Natural Gas		—			116,030,767	*
	ProShares Ultra Gold		—			12,960,929	*
	ProShares Ultra Silver		—			27,784,068	*
	ProShares UltraShort Bloomberg Crude Oil		822,565	*		25,862,828	*
	ProShares UltraShort Bloomberg Natural Gas		23,776,317	*		—
	ProShares UltraShort Gold		1,159,770	*		—
	ProShares UltraShort Silver		1,865,705	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		867			223,579
	ProShares Ultra Yen		8,894			589,315
	ProShares UltraShort Euro		1,585,136			136,808
	ProShares UltraShort Yen		969,376			48,770

		Combined Trust:	$107,251,689	*		$187,176,608	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$11,092,381	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			36,555,453	*
	ProShares VIX Mid-Term Futures ETF		—			4,791,223	*
	ProShares VIX Short-Term Futures ETF		—			9,796,823	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		100,451,293	*		—
	ProShares Ultra Bloomberg Natural Gas		—			310,613,969	*
	ProShares Ultra Gold		9,738,554	*		—
	ProShares Ultra Silver		68,650,786	*		—
	ProShares UltraShort Bloomberg Crude Oil		13,202,924	*		2,958,031	*
	ProShares UltraShort Bloomberg Natural Gas		85,889,398	*		—
	ProShares UltraShort Gold		—			691,843	*
	ProShares UltraShort Silver		—			2,663,123	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts

ProShares Ultra Euro		514,115		98,459
ProShares Ultra Yen		1,152,834		168,285
ProShares UltraShort Euro		193,192		2,654,448
ProShares UltraShort Yen		963,369		3,990,802

	Combined Trust:	$291,848,846	*	$374,982,459	*

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$30,285,319	$(26,316,590)
		ProShares Ultra VIX Short-Term Futures ETF	(142,584,115)	108,839,211
		ProShares VIX Mid-Term Futures ETF	(12,244,511)	8,934,542
		ProShares VIX Short-Term Futures ETF	(54,950,042)	41,847,057
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	244,550,123	28,244,846
		ProShares Ultra Bloomberg Natural Gas	237,079,838	(410,454,461)
		ProShares Ultra Gold	(16,876,003)	(522,115)
		ProShares Ultra Silver	(30,251,410)	239,211
		ProShares UltraShort Bloomberg Crude Oil	(47,764,820)	(38,026,419)
		ProShares UltraShort Bloomberg Natural Gas	(10,798,451)	44,086,649
		ProShares UltraShort Gold	1,436,424	(251,606)
		ProShares UltraShort Silver	6,921,431	61,770
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts

ProShares Ultra Euro	(22,385)	(462,400)
ProShares Ultra Yen	(1,854,770)	277,206
ProShares UltraShort Euro	(122,866)	3,207,102
ProShares UltraShort Yen	3,079,208	(1,059,246)

Combined Trust	$205,882,970	$(241,355,243)

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$125,117,609	$(13,479,766)
		ProShares Ultra VIX Short-Term Futures ETF	(751,122,089)	65,564,944
		ProShares VIX Mid-Term Futures ETF	(35,008,564)	3,847,551
		ProShares VIX Short-Term Futures ETF	(228,276,043)	21,670,993
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	253,975,133	(64,480,382)
		ProShares Ultra Bloomberg Natural Gas	(1,441,434,725)	194,583,202
		ProShares Ultra Gold	11,120,462	(22,699,483)
		ProShares Ultra Silver	5,667,026	(96,434,853)
		ProShares UltraShort Bloomberg Crude Oil	7,896,254	(35,285,156)
		ProShares UltraShort Bloomberg Natural Gas	221,346,621	(62,113,081)
		ProShares UltraShort Gold	(1,147,608)	1,851,613
		ProShares UltraShort Silver	10,748,650	4,528,828
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	336,185	(638,368)
		ProShares Ultra Yen	(2,923,720)	(1,564,970)
		ProShares UltraShort Euro	(2,576,119)	3,909,584
		ProShares UltraShort Yen	3,422,003	3,948,039

		Combined Trust:	$(1,822,858,925)	$3,208,695

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2023.
Fair Values of Derivative Instruments as of September 30, 2023

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$11,240,991	$—	$11,240,991	$—	$—	$—
ProShares Ultra Bloomberg Natural Gas
Swap agreements	—	—	—	1,438,294	—	1,438,294
ProShares Ultra Euro
Foreign currency forward contracts	867	—	867	223,579	—	223,579
ProShares Ultra Gold
Swap agreements	—	—	—	10,343,189	—	10,343,189
ProShares Ultra Silver
Swap agreements	—	—	—	21,616,739	—	21,616,739
ProShares Ultra Yen
Foreign currency forward contracts	8,894	—	8,894	589,315	—	589,315
ProShares UltraShort Euro
Foreign currency forward contracts	1,585,136	—	1,585,136	136,808	—	136,808
ProShares UltraShort Gold
Swap agreements	649,016	—	649,016	—	—	—
ProShares UltraShort Silver
Swap agreements	1,014,468	—	1,014,468	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	969,376	—	969,376	48,770	—	48,770

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$1,869,634	$(1,869,634)	$—	$—
Goldman Sachs International	2,324,555	(2,324,555)	—	—
Morgan Stanley & Co.
International PLC	1,607,761	(1,368,876)	(238,885)	—
Societe Generale	1,776,923	(1,776,923)	—	—
UBS AG	3,662,118	(3,662,118)	—	—
ProShares Ultra Bloomberg Natural Gas
Citibank, N.A.	(706,090)	—	706,090	—
Goldman Sachs International	(482,438)	—	482,438	—
Societe Generale	(245,972)	—	245,972	—
UBS AG	(3,794)	—	3,794	—
ProShares Ultra Euro
Goldman Sachs International	(136,003)	—	136,003	—
UBS AG	(86,709)	—	86,709	—
ProShares Ultra Gold
Citibank, N.A.	(4,441,216)	—	4,441,216	—
Goldman Sachs International	(2,109,437)	—	2,109,437	—
UBS AG	(3,792,536)	—	3,792,536	—
ProShares Ultra Silver
Citibank, N.A.	(7,524,763)	—	7,524,763	—
Goldman Sachs International	(994,790)	—	994,790	—
Morgan Stanley & Co. International PLC	(6,749,262)	—	6,749,262	—
UBS AG	(6,347,924)	—	6,347,924	—
ProShares Ultra Yen
Goldman Sachs International	(268,253)	—	268,253	—
UBS AG	(312,168)	—	312,168	—
ProShares UltraShort Euro
Goldman Sachs International	763,505	(763,505)	—	—
UBS AG	684,823	(684,823)	—	—
ProShares UltraShort Gold
Citibank, N.A.	149,583	—	—	149,583
Goldman Sachs International	196,202	—	—	196,202
UBS AG	303,231	(262,149)	—	41,082
ProShares UltraShort Silver
Citibank, N.A.	120,165	—	—	120,165
Goldman Sachs International	437,748	(344,363)	—	93,385
Morgan Stanley & Co. International PLC	345,878	—	—	345,878
UBS AG	110,677	—	—	110,677
ProShares UltraShort Yen
Goldman Sachs International	406,284	(331,699)	—	74,585
UBS AG	514,322	(290,824)	—	223,498

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
Transaction fees for the three and nine months ended September 30, 2023 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Nine Months Ended
Fund	September 30, 2023	September 30, 2023

ProShares Short VIX Short-Term Futures ETF	$41,549	$203,485
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	248,309	1,068,660
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	6,068	21,579
ProShares VIX Short-Term Futures ETF	47,895	215,117

Combined Trust:	$343,821	$1,508,841

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2023
For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver

Net asset value, at June 30, 2023	$84.68	$23.74	$69.48	$11.59	$58.36	$27.04
Net investment income (loss)	0.60	0.16	0.38	0.10	0.47	0.18
Net realized and unrealized gain (loss)#	0.97	11.34	(15.86)	(0.82)	(6.08)	(2.46)
Change in net asset value from operations	1.57	11.50	(15.48)	(0.72)	(5.61)	(2.28)
Net asset value, at September 30, 2023	$86.25	$35.24	$54.00	$10.87	$52.75	$24.76
Market value per share, at June 30, 2023 †	$84.68	$23.65	$68.99	$11.61	$58.24	$26.95
Market value per share, at September 30, 2023 †	$86.34	$35.28	$54.38	$10.85	$52.60	$24.61
Total Return, at net asset value^	1.9%	48.4%	(22.3)%	(6.2)%	(9.6)%	(8 .4)%
Total Return, at market value^	2.0%	49.2%	(21.2)%	(6.6)%	(9.7)%	(8.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.16%	0.98%	1 .26%	0.95%	0.96%	0.98%
Net investment income gain (loss)	2.77%	2.13%	2 .49%	3.56%	3.22%	2.58%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold

Net asset value, at June 30, 2023	$18.48	$27.40	$25.62	$55.06	$29.10	$28.90
Net investment income (loss)	0.09	0.25	0.17	0.45	0.26	0.23
Net realized and unrealized gain (loss)#	(2.37)	(2.64)	(8.93)	5.95	2.07	3.01
Change in net asset value from operations	(2.28)	(2.39)	(8.76)	6.40	2.33	3.24
Net asset value, at September 30, 2023	$16.20	$25.01	$16.86	$61.46	$31.43	$32.14
Market value per share, at June 30, 2023 †	$18.49	$27.42	$25.70	$55.45	$29.11	$28.96
Market value per share, at September 30, 2023 †	$16.21	$25.00	$16.82	$61.04	$31.43	$32.20
Total Return, at net asset value^	(12.4)%	(8.7)%	(34.2)%	11.6%	8 .0%	11.2%
Total Return, at market value^	(12.3)%	(8.8)%	(34.6)%	10.1%	8 .0%	11.2%
Ratios to Average Net Assets**
Expense ratio^^	1.68%	0.95%	1.04%	1.44%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.66%	3.47%	3.16%	3.51%	3.13%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF*

Net asset value, at June 30, 2023	$20.49	$67.94	$20.49	$24.95
Net investment income (loss)	0.14	0.61	0.17	0.19
Net realized and unrealized gain (loss)#	0.81	6.53	(1.24)	(1.83)
Change in net asset value from operations	0.95	7.14	(1.07)	(1.64)
Net asset value, at September 30, 2023	$21.44	$75.08	$19.42	$23.31
Market value per share, at June 30, 2023 †	$20.58	$67.95	$20.48	$24.96
Market value per share, at September 30, 2023 †	$21.55	$75.08	$19.41	$23.30
Total Return, at net asset value^	4.6%	10.5%	(5.2)%	(6.6)%
Total Return, at market value^	4.7%	10.5%	(5.2)%	(6.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.12%	0.95%	0.99%	1.04%
Net investment income gain (loss)	2.98%	3.48%	3.35%	3.27%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended September 30, 2022
For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver

Net asset value, at June 30, 2022	$48.14	$41.61	$790.70	$11.08	$56.46	$24.78
Net investment income (loss)	(0.01)	0.01	0.58	0.00 (1)	0.05	0.00 (2)
Net realized and unrealized gain (loss)#	0.38	(15.41)	273.12	(1.51)	(9.44)	(3.94)
Change in net asset value from operations	0.37	(15.40)	273.70	(1.51)	(9.39)	(3.94)
Net asset value, at September 30, 2022	$48.51	$26.21	$1064.40	$9.57	$47.07	$20.84
Market value per share, at June 30, 2022 †	$48.21	$41.86	$842.00	$11.11	$56.50	$24.47
Market value per share, at September 30, 2022 †	$48.59	$26.26	$1073.20	$9.57	$46.93	$20.76
Total Return, at net asset value^	0.8%	(37.0)%	34.6%	(13.7)%	(16.6)%	(15.9)%
Total Return, at market value^	0.8%	(37.3)%	27.5%	(13.9)%	(16.9)%	(15.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.14%	1 .01%	1 .16%	0.96%	0.97%	1.00%
Net investment income gain (loss)	(0.09)%	0 .07%	0 .15%	0.16%	0.38%	(0.02)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.
(1)	Amount represents less than $0.005.
(2)	Amount represents greater than $(0.005).

For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold

Net asset value, at June 30, 2022	$145.13	$33.51	$23.04	$42.65	$30.38	$31.55
Net investment income (loss)	(0.04)	0.01	0.02	0.00 (1)	0.01	(0.01)
Net realized and unrealized gain (loss)#	(16.35)	(4.49)	7.28	(25.30)	4.45	5.64
Change in net asset value from operations	(16.39)	(4.48)	7.30	(25.30)	4.46	5.63
Net asset value, at September 30, 2022	$128.74	$29.03	$30.34	$17.35	$34.84	$37.18
Market value per share, at June 30, 2022 †	$145.30	$33.49	$22.93	$40.02	$30.41	$31.59
Market value per share, at September 30, 2022 †	$128.50	$29.06	$30.28	$17.21	$34.88	$37.30
Total Return, at net asset value^	(11.3)%	(13.3)%	31.7%	(59.3)%	14.7%	17.9%
Total Return, at market value^	(11.6)%	(13.2)%	32.1%	(57.0)%	14.7%	18.1%
Ratios to Average Net Assets**
Expense ratio^^	1 .46%	0.96%	1.11%	1 .25%	0.96%	1.00%
Net investment income gain (loss)	(0.14)%	0.18%	0.32%	(0.01)%	0.12%	(0.11)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.
(1)	Amount represents greater than $(0.005).

For the Three Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at June 30, 2022	$31.74	$57.06	$35.29	$91.09
Net investment income (loss)	(0.02)	0.01	0.00 (1)	0.05
Net realized and unrealized gain (loss)#	2.34	7.97	0.19	(5.63)
Change in net asset value from operations	2.32	7.98	0.19	(5.58)
Net asset value, at September 30, 2022	$34.06	$65.04	$35.48	$85.51
Market value per share, at June 30, 2022 †	$32.19	$57.13	$35.38	$91.25
Market value per share, at September 30, 2022 †	$34.15	$65.02	$35.50	$85.50
Total Return, at net asset value^	7 .3%	14.0%	0 .6%	(6.1)%
Total Return, at market value^	6 .1%	13.8%	0 .3%	(6.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.08%	0.96%	0.93%	1.11%
Net investment income gain (loss)	(0.19)%	0.07%	(0.01)%	0.25%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

S
elected Data for a Share Outstanding Throughout the nine Months Ended September
 30, 2023
For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver

Net asset value, at December 31, 2022	$58.71	$30.26	$363.08	$11.27	$55.09	$31.75
Net investment income (loss)	1.41	0.43	1.18	0.27	1.33	0.57
Net realized and unrealized gain (loss)#	26.13	4.55	(310.26)	(0.67)	(3.67)	(7.56)
Change in net asset value from operations	27.54	4.98	(309.08)	(0.40)	(2.34)	(6.99)
Net asset value, at September 30, 2023	$86.25	$35.24	$54.00	$10.87	$52.75	$24.76
Market value per share, at December 31, 2022 †	$58.68	$30.31	$355.60	$11.26	$55.27	$32.00
Market value per share, at September 30, 2023 †	$86.34	$35.28	$54.38	$10.85	$52.60	$24.61
Total Return, at net asset value^	46.9%	16.5%	(85.1)%	(3.5)%	(4.3)%	(22.0)%
Total Return, at market value^	47.1%	16.4%	(84.7)%	(3.6)%	(4.8)%	(23.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.15%	0.99%	1 .38%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.59%	2.12%	2 .16%	3.19%	2.98%	2.63%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold

Net asset value, at December 31, 2022	$68.69	$34.54	$23.93	$27.00	$29.46	$31.10
Net investment income (loss)	0.40	0.74	0.53	1.11	0.70	0.61
Net realized and unrealized gain (loss)#	(52.89)	(10.27)	(7.60)	33.35	1.27	0.43
Change in net asset value from operations	(52.49)	(9.53)	(7.07)	34.46	1.97	1.04
Net asset value, at September 30, 2023	$16.20	$25.01	$16.86	$61.46	$31.43	$32.14
Market value per share, at December 31, 2022 †	$68.60	$34.56	$23.85	$27.56	$29.45	$30.99
Market value per share, at September 30, 2023 †	$16.21	$25.00	$16.82	$61.04	$31.43	$32.20
Total Return, at net asset value^	(76.4)%	(27.6)%	(29.6)%	127.7%	6.7%	3.4%
Total Return, at market value^	(76.4)%	(27.7)%	(29.5)%	121.5%	6.7%	3.9%
Ratios to Average Net Assets**
Expense ratio^^	1 .58%	0 .95%	1.07%	1.64%	0.95%	0.98%
Net investment income gain (loss)	1 .77%	3 .28%	3.14%	2.57%	3.20%	2.90%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF*
Net asset value, at December 31, 2022	$19.46	$53.68	$30.41	$57.00
Net investment income (loss)	0.38	1.47	0.54	0.70
Net realized and unrealized gain (loss)#	1.60	19.93	(11.53)	(34.39)
Change in net asset value from operations	1.98	21.40	(10.99)	(33.69)
Net asset value, at September 30, 2023	$21.44	$75.08	$19.42	$23.31
Market value per share, at December 31, 2022 †	$19.30	$53.57	$30.36	$56.90
Market value per share, at September 30, 2023 †	$21.55	$75.08	$19.41	$23.30
Total Return, at net asset value^	10.2%	39.9%	(36.1)%	(59.1)%
Total Return, at market value^	11.7%	40.2%	(36.1)%	(59.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.07%	0.95%	0 .98%	1 .07%
Net investment income gain (loss)	2.63%	3.20%	3 .03%	2 .81%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the nine Months Ended September 30, 2022
For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver

Net asset value, at December 31, 2021	$61.56	$21.54	$511.08	$13.32	$59.69	$34.84
Net investment income (loss)	(0.31)	(0.16)	(5.33)	(0.02)	(0.19)	(0.13)
Net realized and unrealized gain (loss)#	(12.74)	4.83	558.65	(3.73)	(12.43)	(13.87)
Change in net asset value from operations	(13.05)	4.67	553.32	(3.75)	(12.62)	(14.00)
Net asset value, at September 30, 2022	$48.51	$26.21	$1,064.40	$9.57	$47.07	$20.84
Market value per share, at December 31, 2021 †	$61.55	$21.70	$521.80	$13.33	$59.81	$34.74
Market value per share, at September 30, 2022 †	$48.59	$26.26	$1,073.20	$9.57	$46.93	$20.76
Total Return, at net asset value^	(21.2)%	21.7%	108.3%	(28.2)%	(21.1)%	(40.2)%
Total Return, at market value^	(21.1)%	21.0%	105.7%	(28.2)%	(21.5)%	(40.2)%
Ratios to Average Net Assets**
Expense ratio^^	1 .23%	1.04%	1 .24%	0.95%	0 .99%	0 .99%
Net investment income gain (loss)	(0.80)%	(0.59)%	(0 .58)%	(0.27)%	(0.43)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold

Net asset value, at December 31, 2021	$124.06	$47.29	$64.26	$247.40	$25.84	$31.71
Net investment income (loss)	(0.94)	(0.04)	(0.07)	(0.14)	(0.08)	(0.13)
Net realized and unrealized gain (loss)#	5.62	(18.22)	(33.85)	(229.91)	9.08	5.60
Change in net asset value from operations	4.68	(18.26)	(33.92)	(230.05)	9.00	5.47
Net asset value, at September 30, 2022	$128.74	$29.03	$30.34	$17.35	$34.84	$37.18
Market value per share, at December 31, 2021 †	$124.30	$47.29	$63.75	$242.20	$25.86	$31.66
Market value per share, at September 30, 2022 †	$128.50	$29.06	$30.28	$17.21	$34.88	$37.30
Total Return, at net asset value^	3.7%	(38.6)%	(52.8)%	(93.0)%	34.8%	17.3%
Total Return, at market value^	3.4%	(38.6)%	(52.5)%	(92.9)%	34.9%	17.8%
Ratios to Average Net Assets**
Expense ratio^^	1.57%	0.96%	1.15%	1.38%	0.95%	1.00%
Net investment income gain (loss)	(0.97)%	(0.15)%	(0.38)%	(0.77)%	(0.37)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2022.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2022 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *

Net asset value, at December 31, 2021	$26.77	$41.50	$30.61	$75.62
Net investment income (loss)	(0.13)	(0.16)	(0.15)	(0.35)
Net realized and unrealized gain (loss)#	7.42	23.70	5.02	10.24
Change in net asset value from operations	7.29	23.54	4.87	9.89
Net asset value, at September 30, 2022	$34.06	$65.04	$35.48	$85.51
Market value per share, at December 31, 2021 †	$26.84	$41.50	$30.57	$75.85
Market value per share, at September 30, 2022 †	$34.15	$65.02	$35.50	$85.50
Total Return, at net asset value^	27.2%	56.7%	15.9%	13.1%
Total Return, at market value^	27.2%	56.7%	16.1%	12.7%
Ratios to Average Net Assets**
Expense ratio^^	1.08%	0.95%	0.99%	1.16%
Net investment income gain (loss)	(0.63)%	(0.40)%	(0.59)%	(0.56)%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
On February 24, 2022, Russia commenced a military attack on Ukraine. The ongoing hostilities between the two countries could result in additional widespread conflict and could have a severe adverse effect on the region, the markets for gold, silver, oil, natural gas and other commodities, and the price of Financial Instruments based on such commodities, and other markets. As the war continues, sanctions on Russian exports in the future could have a significant adverse impact on the Russian economy and related markets. The price and liquidity of the Financial Instruments in which each Fund invests may fluctuate widely as a result of the conflict and related events. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflict and related events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
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
The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form
10-Q
for the period ended September 30, 2023, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a

Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2023 and 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2023	Interest Income Three Months Ended September 30, 2022	Interest Income Nine Months Ended September 30, 2023	Interest Income Nine Months Ended September 30, 2022
ProShares Short VIX Short-Term Futures ETF	$2,624,180	$1,006,499	$7,170,512	$1,325,976
ProShares Ultra Bloomberg Crude Oil	5,340,428	2,391,191	17,226,428	3,964,082
ProShares Ultra Bloomberg Natural Gas	9,098,504	909,204	26,923,732	1,095,255
ProShares Ultra Euro	80,746	36,856	266,165	47,965
ProShares Ultra Gold	1,837,846	678,282	5,470,056	1,092,549
ProShares Ultra Silver	3,343,905	824,171	10,419,483	1,386,134
ProShares Ultra VIX Short-Term Futures ETF	3,255,531	3,945,136	12,422,781	4,471,067
ProShares Ultra Yen	174,354	25,362	409,452	29,299
ProShares UltraShort Bloomberg Crude Oil	2,609,417	1,748,548	6,172,654	2,091,754
ProShares UltraShort Bloomberg Natural Gas	1,476,050	953,050	4,007,691	1,131,063
ProShares UltraShort Euro	523,684	230,824	1,764,550	285,240
ProShares UltraShort Gold	142,707	72,261	459,321	101,921
ProShares UltraShort Silver	337,096	63,222	860,908	90,885
ProShares UltraShort Yen	274,125	115,191	733,679	151,503
ProShares VIX Mid-Term Futures ETF	597,040	220,211	1,895,545	296,960
ProShares VIX Short-Term Futures ETF	2,271,345	1,400,201	6,832,197	1,678,813
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of November 6, 2023, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2023.
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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$282,353,267	$403,644,956
NAV end of period	$261,698,747	$321,831,051
Percentage change in NAV	(7.3)%	(20.3)%
Shares outstanding beginning of period	3,334,307	8,384,307
Shares outstanding end of period	3,034,307	6,634,307
Percentage change in shares outstanding	(9.0)%	(20.9)%
Shares created	650,000	450,000
Shares redeemed	950,000	2,200,000
Per share NAV beginning of period	$84.68	$48.14
Per share NAV end of period	$86.25	$48.51
Percentage change in per share NAV	1.9%	0.8%
Percentage change in benchmark	(6.1)%	(5.7)%
Benchmark annualized volatility	52.0%	51.0%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,334,307 outstanding Shares at June 30, 2023 to 3,034,307 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,384,307 outstanding Shares at June 30, 2022 to 6,634,307 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.9% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 0.8% for the three months ended September 30, 2022, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 6.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 5.7% for the three months ended September 30, 2022, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$1,851,366	$(90,304)
Management fee	634,871	914,054
Brokerage commission	137,943	152,661
Futures account fees	—	23,966
Non-recurring fees and expenses	—	6,122
Net realized gain (loss)	30,285,323	27,694,574
Change in net unrealized appreciation (depreciation)	(26,317,147)	(17,470,190)
Net Income (loss)	$5,819,542	$10,134,080
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a greater decrease in the value of futures prices, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2023.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$738,194,368	$1,060,867,238
NAV end of period	$604,124,332	$724,595,262
Percentage change in NAV	(18.2)%	(31.7)%
Shares outstanding beginning of period	31,093,096	25,493,096
Shares outstanding end of period	17,143,096	27,643,096
Percentage change in shares outstanding	(44.9)%	8.4%
Shares created	—	10,400,000
Shares redeemed	13,950,000	8,250,000
Per share NAV beginning of period	$23.74	$41.61
Per share NAV end of period	$35.24	$26.21
Percentage change in per share NAV	48.4%	(37.0)%
Percentage change in benchmark	22.1%	(18.6)%
Benchmark annualized volatility	18.4%	42.8%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 31,093,096 outstanding Shares at June 30, 2023 to 17,143,096 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 25,493,096 outstanding Shares at June 30, 2022 to 27,643,096 outstanding Shares at September 30, 2022.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 48.4% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 37.0% for the three months ended September 30, 2022, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.

The benchmark’s rise of 22.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 18.6% for the three months ended September 30, 2022, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$3,659,529	$153,992
Management fee	1,629,737	2,118,088
Brokerage commission	51,162	85,906
Futures account fees	—	19,466
Non-recurring fees and expenses	—	13,739
Net realized gain (loss)	244,550,243	(344,578,932)
Change in net unrealized appreciation (depreciation)	28,176,972	(33,248,174)
Net Income (loss)	$276,386,744	$(377,673,114)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2023.
ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$1,141,021,278	$187,297,842
NAV end of period	$870,339,281	$289,386,097
Percentage change in NAV	(23.7)%	54.5%
Shares outstanding beginning of period	16,421,876	236,876
Shares outstanding end of period	16,118,544	271,876
Percentage change in shares outstanding	(1.8)%	14.8%
Shares created	12,950,000	300,000
Shares redeemed	13,253,332	265,000
Per share NAV beginning of period	$69.48	$790.70
Per share NAV end of period	$54.00	$1064.40
Percentage change in per share NAV	(22.3)%	34.6%
Percentage change in benchmark	(9.2)%	25.3%
Benchmark annualized volatility	39.6%	76.6%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 16,421,876 outstanding Shares at June 30, 2023 to 16,118,544 outstanding Shares at September 30, 2023. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 236,876 outstanding Shares at June 30, 2022 to 271,876 outstanding Shares at September 30, 2022.

For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.3% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 34.6% for the three months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 9.2% for the three months ended September 30, 2023, as compared to the benchmark’s rise of 25.3% for the three months ended September 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$6,034,053	$104,679
Management fee	2,303,082	658,525
Brokerage commission	629,541	97,589
Futures account fees	131,828	43,620
Non-recurring fees and expenses	—	4,791
Net realized gain (loss)	237,080,036	(5,893,297)
Change in net unrealized appreciation (depreciation)	(410,472,245)	97,221,527
Net Income (loss)	$(167,358,156)	$91,432,909
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2023.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$7,535,435	$9,415,626
NAV end of period	$6,523,481	$13,869,371
Percentage change in NAV	(13.4)%	47.3%
Shares outstanding beginning of period	650,000	850,000
Shares outstanding end of period	600,000	1,450,000
Percentage change in shares outstanding	(7.7)%	70.6%
Shares created	—	700,000
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$11.59	$11.08
Per share NAV end of period	$10.87	$9.57
Percentage change in per share NAV	(6.2)%	(13.7)%
Percentage change in benchmark	(3.1)%	(6.0)%
Benchmark annualized volatility	6.7%	10.5%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at June 30, 2023 to 600,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 850,000 outstanding Shares at June 30, 2022 to 1,450,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 13.7% for the three months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.0% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$63,747	$5,288
Management fee	16,999	31,331
Non-recurring fees and expenses	—	237
Net realized gain (loss)	(22,385)	(1,618,381)
Change in net unrealized appreciation (depreciation)	(462,400)	(95,012)
Net Income (loss)	$(421,038)	$(1,708,105)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2023.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$180,916,531	$239,938,853
NAV end of period	$147,696,557	$160,022,292
Percentage change in NAV	(18.4)%	(33.3)%
Shares outstanding beginning of period	3,100,000	4,250,000
Shares outstanding end of period	2,800,000	3,400,000
Percentage change in shares outstanding	(9.7)%	(20.0)%
Shares created	50,000	50,000
Shares redeemed	350,000	900,000
Per share NAV beginning of period	$58.36	$56.46
Per share NAV end of period	$52.75	$47.07
Percentage change in per share NAV	(9.6)%	(16.6)%
Percentage change in benchmark	(3.9)%	(7.9)%
Benchmark annualized volatility	9.5%	13.4%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,100,000 outstanding Shares at June 30, 2023 to 2,800,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,250,000 outstanding Shares at June 30, 2022 to 3,400,000 outstanding Shares September 30, 2022.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.6% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 16.6% for the three months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.9% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 7.9% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of gold futures contracts during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$1,415,082	$191,709
Management fee	417,418	475,457
Brokerage commission	5,346	8,176
Non-recurring fees and expenses	—	2,940
Net realized gain (loss)	(16,875,865)	(39,826,294)
Change in net unrealized appreciation (depreciation)	(540,686)	2,222,833
Net Income (loss)	$(16,001,469)	$(37,411,752)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2023.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$356,791,659	$355,577,515
NAV end of period	$327,996,075	$323,970,863
Percentage change in NAV	(8.1)%	(8.9)%
Shares outstanding beginning of period	13,196,526	14,346,526
Shares outstanding end of period	13,246,526	15,546,526
Percentage change in shares outstanding	0.4%	8.4%
Shares created	1,500,000	2,450,000
Shares redeemed	1,450,000	1,250,000
Per share NAV beginning of period	$27.04	$24.78
Per share NAV end of period	$24.76	$20.84
Percentage change in per share NAV	(8.4)%	(15.9)%
Percentage change in benchmark	(2.6)%	(6.5)%
Benchmark annualized volatility	23.4%	31.8%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 13,196,526 outstanding Shares at June 30, 2023 to 13,246,526 outstanding Shares at September 30, 2023. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,346,526 outstanding Shares at June 30, 2022 to 15,546,526 outstanding Shares at September 30, 2022.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.4% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 15.9% for the three months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.

The benchmark’s decline of 2.6% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.5% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$2,424,022	$(15,349)
Management fee	892,009	798,802
Brokerage commission	27,874	34,796
Non-recurring fees and expenses	—	5,922
Net realized gain (loss)	(30,251,410)	(147,391,314)
Change in net unrealized appreciation (depreciation)	218,274	91,477,472
Net Income (loss)	$(27,609,114)	$(55,929,191)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2023.
ProShares Ultra VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$387,764,059	$975,683,533
NAV end of period	$283,050,691	$995,489,778
Percentage change in NAV	(27.0)%	2.0%
Shares outstanding beginning of period	20,977,842	6,722,842
Shares outstanding end of period	17,474,459	7,732,842
Percentage change in shares outstanding	(16.7)%	15.0%
Shares created	13,400,000	9,340,000
Shares redeemed	16,903,383	8,330,000
Per share NAV beginning of period	$18.48	$145.13
Per share NAV end of period	$16.20	$128.74
Percentage change in per share NAV	(12.4)%	(11.3)%
Percentage change in benchmark	(6.1)%	(5.7)%
Benchmark annualized volatility	52.0%	51.0%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 20,977,842 outstanding Shares at June 30, 2023 to 17,474,459 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 6,722,842 outstanding Shares at June 30, 2022 to 7,732,842 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.4% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 11.3% for the three months ended September 30, 2022, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 6.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 5.7% for the three months ended September 30, 2022, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$1,830,246	$(402,633)
Management fee	803,793	2,831,005
Brokerage commission	517,699	1,276,819
Futures account fees	103,793	219,828
Non-recurring fees and expenses	—	20,117
Net realized gain (loss)	(142,584,256)	(289,873,754)
Change in net unrealized appreciation (depreciation)	108,851,219	161,745,283
Net Income (loss)	$(31,902,791)	$(128,531,104)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a greater decrease in the value of futures prices, in conjunction with a significant decrease in average shares outstanding, during the three months ended September 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$12,330,974	$5,024,773
NAV end of period	$17,508,248	$10,159,189
Percentage change in NAV	42.0%	102.2%
Shares outstanding beginning of period	449,970	149,970
Shares outstanding end of period	699,970	349,970
Percentage change in shares outstanding	55.6%	133.4%
Shares created	300,000	250,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$27.40	$33.51
Per share NAV end of period	$25.01	$29.03
Percentage change in per share NAV	(8.7)%	(13.3)%
Percentage change in benchmark	(3.4)%	(6.5)%
Benchmark annualized volatility	8.9%	11.2%
During the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 449,970 outstanding Shares at June 30, 2023 to 699,970 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 149,970 outstanding Shares at June 30, 2022 to 349,970 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.7% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 13.3% for the three months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.4% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.5% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$138,386	$3,923
Management fee	35,968	21,245
Non-recurring fees and expenses	—	194
Net realized gain (loss)	(1,854,770)	(1,652,590)
Change in net unrealized appreciation (depreciation)	277,206	(14,681)
Net Income (loss)	$(1,439,178)	$(1,663,348)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2023.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$112,854,952	$501,157,304
NAV end of period	$296,776,466	$368,791,089
Percentage change in NAV	163.0%	(26.4)%
Shares outstanding beginning of period	4,405,220	21,755,220
Shares outstanding end of period	17,605,220	12,155,220
Percentage change in shares outstanding	299.6%	(44.1)%
Shares created	17,250,000	11,050,000
Shares redeemed	4,050,000	20,650,000
Per share NAV beginning of period	$25.62	$23.04
Per share NAV end of period	$16.86	$30.34
Percentage change in per share NAV	(34.2)%	31.7%
Percentage change in benchmark	22.1%	(18.6)%
Benchmark annualized volatility	18.4%	42.8%
During the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 4,405,220 outstanding Shares at June 30, 2023 to 17,605,220 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 21,755,220 outstanding Shares at June 30, 2022 to 12,155,220 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.2% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 31.7% for the three months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s rise of 22.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 18.6% for the three months ended September 30, 2022, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$2,006,197	$392,570
Management fee	548,671	1,160,746
Brokerage commission	54,549	148,121
Futures account fees	—	39,563
Non-recurring fees and expenses	—	7,548
Net realized gain (loss)	(47,764,760)	66,444,885
Change in net unrealized appreciation (depreciation)	(38,018,359)	76,987,949
Net Income (loss)	$(83,776,922)	$143,825,404
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2023.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$141,324,963	$211,823,446
NAV end of period	$111,663,062	$242,389,998
Percentage change in NAV	(21.0)%	14.4%
Shares outstanding beginning of period	2,566,856	4,966,856
Shares outstanding end of period	1,816,856	13,966,856
Percentage change in shares outstanding	(29.2)%	181.2%
Shares created	5,500,000	58,900,000
Shares redeemed	6,250,000	49,900,000
Per share NAV beginning of period	$55.06	$42.65
Per share NAV end of period	$61.46	$17.35
Percentage change in per share NAV	11.6%	(59.3)%
Percentage change in benchmark	(9.2)%	25.3%
Benchmark annualized volatility	39.6%	76.6%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,566,856 outstanding Shares at June 30, 2023 to 1,816,856 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 4,966,856 outstanding Shares at June 30, 2022 to 13,966,856 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.6% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 59.3% for the three months ended September 30, 2022, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.

The benchmark’s decline of 9.2% for the three months ended September 30, 2023, as compared to the benchmark’s rise of 25.3% for the three months ended September 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$1,013,760	$(5,144)
Management fee	304,567	730,949
Brokerage commission	133,782	173,386
Futures account fees	23,941	48,485
Non-recurring fees and expenses	—	5,374
Net realized gain (loss)	(10,798,625)	8,115,767
Change in net unrealized appreciation (depreciation)	44,086,822	(23,467,384)
Net Income (loss)	$34,301,957	$(15,356,761)
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in the value of Henry Hub Natural Gas, during the three months ended September 30, 2023.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$50,931,301	$62,270,097
NAV end of period	$44,004,408	$90,584,278
Percentage change in NAV	(13.6)%	45.5%
Shares outstanding beginning of period	1,750,000	2,050,000
Shares outstanding end of period	1,400,000	2,600,000
Percentage change in shares outstanding	(20.0)%	26.8%
Shares created	—	1,100,000
Shares redeemed	350,000	550,000
Per share NAV beginning of period	$29.10	$30.38
Per share NAV end of period	$31.43	$34.84
Percentage change in per share NAV	8.0%	14.7%
Percentage change in benchmark	(3.1)%	(6.5)%
Benchmark annualized volatility	6.7%	11.2%

During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,750,000 outstanding Shares at June 30, 2023 to 1,400,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,050,000 outstanding Shares at June 30, 2022 to 2,600,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 14.7% for the three months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.5% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$412,212	$25,953
Management fee	111,472	203,036
Non-recurring fees and expenses	—	1,835
Net realized gain (loss)	(122,866)	11,086,708
Change in net unrealized appreciation (depreciation)	3,207,102	(292,818)
Net Income (loss)	$3,496,448	$10,819,843
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2023.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$15,809,378	$34,611,284
NAV end of period	$14,365,869	$29,634,725
Percentage change in NAV	(9.1)%	(14.4)%
Shares outstanding beginning of period	546,977	1,096,977
Shares outstanding end of period	446,977	796,977
Percentage change in shares outstanding	(18.3)%	(27.3)%
Shares created	100,000	350,000
Shares redeemed	200,000	650,000
Per share NAV beginning of period	$28.90	$31.55
Per share NAV end of period	$32.14	$37.18
Percentage change in per share NAV	11.2%	17.9%
Percentage change in benchmark	(3.9)%	(7.9)%
Benchmark annualized volatility	9.5%	13.4%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 546,977 outstanding Shares at June 30, 2023 to 446,977 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,096,977 outstanding Shares at June 30, 2022 to 796,977 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.2% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 17.9% for the three months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.9% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 7.9% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of gold futures contracts during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$108,638	$(8,595)
Management fee	32,970	76,652
Brokerage commission	1,099	3,565
Non-recurring fees and expenses	—	639
Net realized gain (loss)	1,436,424	4,988,228
Change in net unrealized appreciation (depreciation)	(251,606)	841,546
Net Income (loss)	$1,293,456	$5,821,179
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of the futures prices during the three months ended September 30, 2023.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$19,290,473	$33,052,840
NAV end of period	$16,967,517	$33,763,052
Percentage change in NAV	(12.0)%	2.1%
Shares outstanding beginning of period	941,329	1,041,329
Shares outstanding end of period	791,329	991,329
Percentage change in shares outstanding	(15.9)%	(4.8)%
Shares created	2,950,000	1,000,000
Shares redeemed	3,100,000	1,050,000
Per share NAV beginning of period	$20.49	$31.74
Per share NAV end of period	$21.44	$34.06
Percentage change in per share NAV	4.6%	7.3%
Percentage change in benchmark	(2.6)%	(6.5)%
Benchmark annualized volatility	23.4%	31.8%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 941,329 outstanding Shares at June 30, 2023 to 791,329 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 1,041,329 outstanding Shares at June 30, 2022 to 991,329 outstanding Shares at September 30, 2022.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.6% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 7.3% for the three months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 2.6% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.5% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$245,155	$(13,304)
Management fee	78,166	67,215
Brokerage commission	13,775	8,699
Non-recurring fees and expenses	—	612
Net realized gain (loss)	6,921,431	6,215,407
Change in net unrealized appreciation (depreciation)	61,770	(4,075,524)
Net Income (loss)	$7,228,356	$2,126,579
The Fund’s net income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2023.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$27,077,656	$45,568,882
NAV end of period	$26,172,191	$51,937,338
Percentage change in NAV	(3.3)%	14.0%
Shares outstanding beginning of period	398,580	798,580
Shares outstanding end of period	348,580	798,580
Percentage change in shares outstanding	(12.5)%	–%
Shares created	—	250,000
Shares redeemed	50,000	250,000
Per share NAV beginning of period	$67.94	$57.06
Per share NAV end of period	$75.08	$65.04
Percentage change in per share NAV	10.5%	14.0%
Percentage change in benchmark	(3.4)%	(6.5)%
Benchmark annualized volatility	8.9%	11.2%
During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 398,580 outstanding Shares at June 30, 2023 to 348,580 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2022 to September 30, 2022.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.5% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 14.0% for the three months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 3.4% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 6.5% for the three months ended September 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$215,363	$7,640
Management fee	58,762	106,598
Non-recurring fees and expenses	—	953
Net realized gain (loss)	3,079,208	5,879,873
Change in net unrealized appreciation (depreciation)	(1,059,246)	(523,871)
Net Income (loss)	$2,235,325	$5,363,642
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2023.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$49,421,413	$95,721,271
NAV end of period	$59,968,024	$110,420,574
Percentage change in NAV	21.3%	15.4%
Shares outstanding beginning of period	2,412,403	2,712,403
Shares outstanding end of period	3,087,403	3,112,403
Percentage change in shares outstanding	28.0%	14.7%
Shares created	850,000	850,000
Shares redeemed	175,000	450,000
Per share NAV beginning of period	$20.49	$35.29
Per share NAV end of period	$19.42	$35.48
Percentage change in per share NAV	(5.2)%	0.6%
Percentage change in benchmark	(4.6)%	1.1%
Benchmark annualized volatility	23.8%	22.1%
During the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 2,412,403 outstanding Shares at June 30, 2023 to 3,087,403 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,712,403 outstanding Shares at June 30, 2022 to 3,112,403 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.

For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.2% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 0.6% for the three months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 4.6% for the three months ended September 30, 2023, as compared to the benchmark’s rise of 1.1% for the three months ended September 30, 2022, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$461,209	$(1,269)
Management fee	117,018	201,508
Brokerage commission	8,822	17,922
Futures account fees	9,991	—
Non-recurring fees and expenses	—	2,050
Net realized gain (loss)	(12,244,511)	(1,349,272)
Change in net unrealized appreciation (depreciation)	8,934,542	3,368,209
Net Income (loss)	$(2,848,760)	$2,017,668
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in the value of the futures prices during the three months ended September 30, 2023.
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
NAV beginning of period	$230,227,830	$341,714,316
NAV end of period	$211,604,428	$437,536,628
Percentage change in NAV	(8.2)%	28.0%
Shares outstanding beginning of period	9,226,565	3,751,565
Shares outstanding end of period	9,075,947	5,116,565
Percentage change in shares outstanding	(1.6)%	36.4%
Shares created	2,475,000	3,555,000
Shares redeemed	2,625,618	2,190,000
Per share NAV beginning of period	$24.95	$91.09
Per share NAV end of period	$23.31	$85.51
Percentage change in per share NAV	(6.6)%	(6.1)%
Percentage change in benchmark	(6.1)%	(5.7)%
Benchmark annualized volatility	52.0%	51.0%

During the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,226,565 outstanding Shares at June 30, 2023 to 9,075,947 outstanding Shares at September 30, 2023. By comparison, during the three months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,751,565 outstanding Shares at June 30, 2022 to 5,116,565 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the three months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2022, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2023.
The benchmark’s decline of 6.1% for the three months ended September 30, 2023, as compared to the benchmark’s decline of 5.7% for the three months ended September 30, 2022, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net investment income (loss)	$1,721,249	$259,392
Management fee	447,560	874,070
Brokerage commission	58,426	203,095
Futures account fees	44,110	54,944
Non-recurring fees and expenses	—	8,700
Net realized gain (loss)	(54,950,042)	(45,457,319)
Change in net unrealized appreciation (depreciation)	41,841,191	51,698,947
Net Income (loss)	$(11,387,602)	$6,501,020
The Fund’s net income decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a greater decrease in the value of the futures prices, during the three months ended September 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
ProShares Short VIX Short-Term Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$339,591,638	$423,812,594
NAV end of period	$261,698,747	$321,831,051
Percentage change in NAV	(22.9)%	(24.1)%
Shares outstanding beginning of period	5,784,307	6,884,307
Shares outstanding end of period	3,034,307	6,634,307
Percentage change in shares outstanding	(47.5)%	(3.6)%
Shares created	3,650,000	5,050,000
Shares redeemed	6,400,000	5,300,000
Per share NAV beginning of period	$58.71	$61.56
Per share NAV end of period	$86.25	$48.51
Percentage change in per share NAV	46.9%	(21.2)%
Percentage change in benchmark	(58.4)%	14.7%
Benchmark annualized volatility	56.0%	86.1%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,784,307 outstanding Shares at December 31, 2022 to 3,034,307 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 6,884,307 outstanding Shares at December 31, 2021 to 6,634,307 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 46.9% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 21.2% for the nine months ended September 30, 2022, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 14.7% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$4,964,960	$(2,481,226)
Management fee	1,817,684	2,934,952
Brokerage commission	387,868	517,911
Futures account fees	—	348,217
Non-recurring fees and expenses	—	6,122
Net realized gain (loss)	125,091,802	(26,521,746)
Change in net unrealized appreciation (depreciation)	(13,488,869)	(47,680,063)
Net Income (loss)	$116,567,893	$(76,683,035)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2023.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$859,094,274	$1,103,783,570
NAV end of period	$604,124,332	$724,595,262
Percentage change in NAV	(29.7)%	(34.4)%
Shares outstanding beginning of period	28,393,096	51,243,096
Shares outstanding end of period	17,143,096	27,643,096
Percentage change in shares outstanding	(39.6)%	(46.1)%
Shares created	34,650,000	20,700,000
Shares redeemed	45,900,000	44,300,000
Per share NAV beginning of period	$30.26	$21.54
Per share NAV end of period	$35.24	$26.21
Percentage change in per share NAV	16.5%	21.7%
Percentage change in benchmark	10.5%	18.7%
Benchmark annualized volatility	28.0%	45.6%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 28,393,096 outstanding Shares at December 31, 2022 to 17,143,096 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 51,243,096 outstanding Shares at December 31, 2021 to 27,643,096 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.5% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 21.7% for the nine months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.

The benchmark’s rise of 10.5% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 18.7% for the nine months ended September 30, 2022, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$11,737,266	$(5,154,872)
Management fee	5,249,353	8,301,804
Brokerage commission	239,809	421,657
Futures account fees	—	381,754
Non-recurring fees and expenses	—	13,739
Net realized gain (loss)	253,915,875	818,132,441
Change in net unrealized appreciation (depreciation)	(64,494,313)	(339,456,270)
Net Income (loss)	$201,158,828	$473,521,299
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a lesser increase in the value of WTI Crude Oil during the nine months ended September 30, 2023.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$586,151,113	$193,892,178
NAV end of period	$870,339,281	$289,386,097
Percentage change in NAV	48.5%	49.3%
Shares outstanding beginning of period	1,614,376	379,376
Shares outstanding end of period	16,118,544	271,876
Percentage change in shares outstanding	898.4%	(28.3)%
Shares created	45,715,000	755,000
Shares redeemed	31,210,832	862,500
Per share NAV beginning of period	$363.08	$511.08
Per share NAV end of period	$54.00	$1064.40
Percentage change in per share NAV	(85.1)%	108.3%
Percentage change in benchmark	(54.0)%	86.6%
Benchmark annualized volatility	60.8%	71.7%

During the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,614,376 outstanding Shares at December 31, 2022 to 16,118,544 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 379,376 outstanding Shares at December 31, 2021 to 271,876 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 85.1% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 108.3% for the nine months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 54.0% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 86.6% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$16,444,672	$(977,992)
Management fee	7,220,063	1,589,759
Brokerage commission	2,727,691	300,747
Futures account fees	531,306	177,950
Non-recurring fees and expenses	—	4,791
Net realized gain (loss)	(1,441,441,743)	235,314,633
Change in net unrealized appreciation (depreciation)	194,575,089	(89,199,198)
Net Income (loss)	$(1,230,421,982)	$145,137,443
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due a decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2023.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$10,704,662	$8,659,095
NAV end of period	$6,523,481	$13,869,371
Percentage change in NAV	(39.1)%	60.2%
Shares outstanding beginning of period	950,000	650,000
Shares outstanding end of period	600,000	1,450,000
Percentage change in shares outstanding	(36.8)%	123.1%
Shares created	200,000	1,250,000
Shares redeemed	550,000	450,000
Per share NAV beginning of period	$11.27	$13.32
Per share NAV end of period	$10.87	$9.57
Percentage change in per share NAV	(3.5)%	(28.2)%
Percentage change in benchmark	(1.2)%	(13.2)%
Benchmark annualized volatility	7.6%	9.4%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 600,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 1,450,000 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.5% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 28.2% for the nine months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 1.2% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 13.2% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$205,069	$(18,918)
Management fee	61,096	66,646
Non-recurring fees and expenses	—	237
Net realized gain (loss)	336,185	(2,511,725)
Change in net unrealized appreciation (depreciation)	(638,368)	(514,727)
Net Income (loss)	$(97,114)	$(3,045,370)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due a lesser decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2023.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$173,524,136	$232,780,534
NAV end of period	$147,696,557	$160,022,292
Percentage change in NAV	(14.9)%	(31.3)%
Shares outstanding beginning of period	3,150,000	3,900,000
Shares outstanding end of period	2,800,000	3,400,000
Percentage change in shares outstanding	(11.1)%	(12.8)%
Shares created	500,000	1,650,000
Shares redeemed	850,000	2,150,000
Per share NAV beginning of period	$55.09	$59.69
Per share NAV end of period	$52.75	$47.07
Percentage change in per share NAV	(4.3)%	(21.1)%
Percentage change in benchmark	1.3%	(9.3)%
Benchmark annualized volatility	12.9%	17.4%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 2,800,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,900,000 outstanding Shares at December 31, 2021 to 3,400,000 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.3% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 21.1% for the nine months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s rise of 1.3% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 9.3% for the nine months ended September 30, 2022, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$4,130,377	$(845,479)
Management fee	1,318,793	1,863,020
Brokerage commission	20,886	43,899
Futures account fees	—	28,169
Non-recurring fees and expenses	—	2,940
Net realized gain (loss)	11,092,138	(39,908,781)
Change in net unrealized appreciation (depreciation)	(22,707,149)	(17,626,635)
Net Income (loss)	$(7,484,634)	$(58,380,895)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase in average net assets, which was offset by an increase in futures prices, during the nine months ended September 30, 2023.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$414,285,878	$515,453,594
NAV end of period	$327,996,075	$323,970,863
Percentage change in NAV	(20.8)%	(37.1)%
Shares outstanding beginning of period	13,046,526	14,796,526
Shares outstanding end of period	13,246,526	15,546,526
Percentage change in shares outstanding	1.5%	5.1%
Shares created	4,100,000	4,250,000
Shares redeemed	3,900,000	3,500,000
Per share NAV beginning of period	$31.75	$34.84
Per share NAV end of period	$24.76	$20.84
Percentage change in per share NAV	(22.0)%	(40.2)%
Percentage change in benchmark	(6.9)%	(19.0)%
Benchmark annualized volatility	25.0%	31.7%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,246,526 outstanding Shares at September 30, 2023. By comparison, during the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 14,796,526 outstanding Shares at December 31, 2021 to 15,546,526 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 40.2% for the nine months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.

The benchmark’s decline of 6.9% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 19.0% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of silver futures contracts during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$7,577,899	$(1,839,301)
Management fee	2,740,073	3,098,741
Brokerage commission	101,511	94,079
Futures account fees	—	26,693
Non-recurring fees and expenses	—	5,922
Net realized gain (loss)	5,620,169	(186,949,626)
Change in net unrealized appreciation (depreciation)	(96,446,948)	(16,694,572)
Net Income (loss)	$(83,248,880)	$(205,483,499)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due a lesser decrease in the value of futures prices during the nine months ended September 30, 2023.
ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$639,318,362	$816,679,636
NAV end of period	$283,050,691	$995,489,778
Percentage change in NAV	(55.7)%	21.9%
Shares outstanding beginning of period	9,307,842	6,582,842
Shares outstanding end of period	17,474,459	7,732,842
Percentage change in shares outstanding	87.7%	17.5%
Shares created	34,710,000	23,490,000
Shares redeemed	26,543,383	22,340,000
Per share NAV beginning of period	$68.69	$124.06
Per share NAV end of period	$16.20	$128.74
Percentage change in per share NAV	(76.4)%	3.7%
Percentage change in benchmark	(58.4)%	14.7%
Benchmark annualized volatility	56.0%	86.1%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,307,842 outstanding Shares at December 31, 2022 to 17,474,459 outstanding Shares at September 30, 2023. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 6,582,842 outstanding Shares at December 31, 2021 to 7,732,842 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 76.4% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 3.7% for the nine months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 14.7% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$6,553,073	$(7,265,397)
Management fee	3,507,644	7,085,920
Brokerage commission	2,007,911	3,183,788
Futures account fees	354,153	1,446,639
Non-recurring fees and expenses	—	20,117
Net realized gain (loss)	(751,125,820)	81,807,278
Change in net unrealized appreciation (depreciation)	65,573,569	323,479,748
Net Income (loss)	$(678,999,178)	$398,021,629
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of futures prices during the nine months ended September 30, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$13,814,796	$2,362,849
NAV end of period	$17,508,248	$10,159,189
Percentage change in NAV	26.7%	330.0%
Shares outstanding beginning of period	399,970	49,970
Shares outstanding end of period	699,970	349,970
Percentage change in shares outstanding	75.0%	600.4%
Shares created	500,000	350,000
Shares redeemed	200,000	50,000
Per share NAV beginning of period	$34.54	$47.29
Per share NAV end of period	$25.01	$29.03
Percentage change in per share NAV	(27.6)%	(38.6)%
Percentage change in benchmark	(12.2)%	(20.3)%
Benchmark annualized volatility	10.2%	10.1%
During the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 399,970 outstanding Shares at December 31, 2022 to 699,970 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 349,970 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.6% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 38.6% for the nine months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 12.2% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 20.3% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$317,594	$(5,605)
Management fee	91,858	34,710
Non-recurring fees and expenses	—	194
Net realized gain (loss)	(2,923,720)	(2,531,291)
Change in net unrealized appreciation (depreciation)	(1,564,970)	(3,861)
Net Income (loss)	$(4,171,096)	$(2,540,757)
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar, in conjunction with a significant increase in average shares outstanding during the nine months ended September 30, 2023.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$222,697,337	$114,167,602
NAV end of period	$296,776,466	$368,791,089
Percentage change in NAV	33.3%	223.0%
Shares outstanding beginning of period	9,305,220	1,776,760
Shares outstanding end of period	17,605,220	12,155,220
Percentage change in shares outstanding	89.2%	584.1%
Shares created	28,800,000	38,940,000
Shares redeemed	20,500,000	28,561,540
Per share NAV beginning of period	$23.93	$64.26
Per share NAV end of period	$16.86	$30.34
Percentage change in per share NAV	(29.6)%	(52.8)%
Percentage change in benchmark	10.5%	18.7%
Benchmark annualized volatility	28.0%	45.6%
During the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 9,305,220 outstanding Shares at December 31, 2022 to 17,605,220 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 12,155,220 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.6% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 52.8% for the nine months ended September 30, 2022, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.

The benchmark’s rise of 10.5% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 18.7% for the nine months ended September 30, 2022, can be attributed to a lesser increase in the value of WTI Crude Oil during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$4,599,541	$(1,043,095)
Management fee	1,392,728	2,599,503
Brokerage commission	180,385	332,256
Futures account fees	—	195,542
Non-recurring fees and expenses	—	7,548
Net realized gain (loss)	7,884,531	(142,631,216)
Change in net unrealized appreciation (depreciation)	(35,278,737)	113,674,105
Net Income (loss)	$(22,794,665)	$(30,000,206)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due a lesser increase in the value of WTI Crude Oil, in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2023.
ProShares UltraShort Bloomberg Natural Gas
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$134,109,520	$242,145,130
NAV end of period	$111,663,062	$242,389,998
Percentage change in NAV	(16.7)%	0.1%
Shares outstanding beginning of period	4,966,856	978,742
Shares outstanding end of period	1,816,856	13,966,856
Percentage change in shares outstanding	(63.4)%	1,327.0%
Shares created	19,350,000	82,240,000
Shares redeemed	22,500,000	69,251,886
Per share NAV beginning of period	$27.00	$247.40
Per share NAV end of period	$61.46	$17.35
Percentage change in per share NAV	127.7%	(93.0)%
Percentage change in benchmark	(54.0)%	86.6%
Benchmark annualized volatility	60.8%	71.7%

During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,966,856 outstanding Shares at December 31, 2022 to 1,816,856 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 978,742 outstanding Shares at December 31, 2021 to 13,966,856 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 127.7% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV decrease of 93.0% for the nine months ended September 30, 2022, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 54.0% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 86.6% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$2,446,610	$(1,452,942)
Management fee	903,703	1,784,017
Brokerage commission	577,070	539,244
Futures account fees	80,308	255,370
Non-recurring fees and expenses	—	5,374
Net realized gain (loss)	221,345,184	(389,255,425)
Change in net unrealized appreciation (depreciation)	(62,123,076)	116,824,672
Net Income (loss)	$161,668,718	$(273,883,695)
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2023.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$75,113,179	$54,263,045
NAV end of period	$44,004,408	$90,584,278
Percentage change in NAV	(41.4)%	66.9%
Shares outstanding beginning of period	2,550,000	2,100,000
Shares outstanding end of period	1,400,000	2,600,000
Percentage change in shares outstanding	(45.1)%	23.8%
Shares created	100,000	1,650,000
Shares redeemed	1,250,000	1,150,000
Per share NAV beginning of period	$29.46	$25.84
Per share NAV end of period	$31.43	$34.84
Percentage change in per share NAV	6.7%	34.8%
Percentage change in benchmark	(1.2)%	(13.2)%
Benchmark annualized volatility	7.6%	9.4%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,400,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 2,100,000 outstanding Shares at December 31, 2021 to 2,600,000 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.7% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 34.8% for the nine months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 1.2% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 13.2% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$1,360,409	$(184,021)
Management fee	404,141	467,426
Non-recurring fees and expenses	—	1,835
Net realized gain (loss)	(2,576,119)	16,904,945
Change in net unrealized appreciation (depreciation)	3,904,782	3,015,661
Net Income (loss)	$2,689,072	$19,736,585

The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2023.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$15,456,037	$26,859,844
NAV end of period	$14,365,869	$29,634,725
Percentage change in NAV	(7.1)%	10.3%
Shares outstanding beginning of period	496,977	846,977
Shares outstanding end of period	446,977	796,977
Percentage change in shares outstanding	(10.1)%	(5.9)%
Shares created	700,000	1,500,000
Shares redeemed	750,000	1,550,000
Per share NAV beginning of period	$31.10	$31.71
Per share NAV end of period	$32.14	$37.18
Percentage change in per share NAV	3.4%	17.3%
Percentage change in benchmark	1.3%	(9.3)%
Benchmark annualized volatility	12.9%	17.4%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted from a decrease from 496,977 outstanding Shares at December 31, 2022 to 446,977 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 846,977 outstanding Shares at December 31, 2021 to 796,977 outstanding Shares at September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 17.3% for the nine months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s rise of 1.3% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 9.3% for the nine months ended September 30, 2022, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$343,044	$(128,991)
Management fee	112,212	218,466
Brokerage commission	4,065	9,361
Futures account fees	—	2,446
Non-recurring fees and expenses	—	639
Net realized gain (loss)	(1,147,608)	3,237,429
Change in net unrealized appreciation (depreciation)	1,851,613	3,160,276
Net Income (loss)	$1,047,049	$6,268,714
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2023.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$31,932,799	$26,537,000
NAV end of period	$16,967,517	$33,763,052
Percentage change in NAV	(46.9)%	27.2%
Shares outstanding beginning of period	1,641,329	991,329
Shares outstanding end of period	791,329	991,329
Percentage change in shares outstanding	(51.8)%	—%
Shares created	6,050,000	2,800,000
Shares redeemed	6,900,000	2,800,000
Per share NAV beginning of period	$19.46	$26.77
Per share NAV end of period	$21.44	$34.06
Percentage change in per share NAV	10.2%	27.2%
Percentage change in benchmark	(6.9)%	(19.0)%
Benchmark annualized volatility	25.0%	31.7%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,641,329 outstanding Shares at December 31, 2022 to 791,329 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2021 to September 30, 2022.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.2% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 27.2% for the nine months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.

The benchmark’s decline of 6.9% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 19.0% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of the silver futures contracts during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$611,721	$(125,396)
Management fee	220,751	190,549
Brokerage commission	28,436	20,677
Futures account fees	—	4,443
Non-recurring fees and expenses	—	612
Net realized gain (loss)	10,747,744	8,252,703
Change in net unrealized appreciation (depreciation)	4,528,828	1,567,440
Net Income (loss)	$15,888,293	$9,694,747
The Fund’s net income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a lesser decrease in the value of futures prices in conjunction with the timing of shareholder activity, during the nine months ended September 30, 2023.
ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$21,397,736	$24,840,784
NAV end of period	$26,172,191	$51,937,338
Percentage change in NAV	22.3%	109.1%
Shares outstanding beginning of period	398,580	598,580
Shares outstanding end of period	348,580	798,580
Percentage change in shares outstanding	(12.5)%	33.4%
Shares created	450,000	1,100,000
Shares redeemed	500,000	900,000
Per share NAV beginning of period	$53.68	$41.50
Per share NAV end of period	$75.08	$65.04
Percentage change in per share NAV	39.9%	56.7%
Percentage change in benchmark	(12.2)%	(20.3)%
Benchmark annualized volatility	10.2%	10.1%
During the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 398,580 outstanding Shares at December 31, 2022 to 348,580 outstanding Shares at September 30, 2023. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 598,580 outstanding Shares at December 31, 2021 to 798,580 outstanding Shares at September 30, 2022.

For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.9% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 56.7% for the nine months ended September 30, 2022, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 12.2% for the nine months ended September 30, 2023, as compared to the benchmark’s decline of 20.3% for the nine months ended September 30, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$565,926	$(109,049)
Management fee	167,753	259,599
Non-recurring fees and expenses	—	953
Net realized gain (loss)	3,422,003	14,980,187
Change in net unrealized appreciation (depreciation)	3,945,278	(453,336)
Net Income (loss)	$7,933,207	$14,417,802
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2023.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$84,014,959	$112,875,680
NAV end of period	$59,968,024	$110,420,574
Percentage change in NAV	(28.6)%	(2.2)%
Shares outstanding beginning of period	2,762,403	3,687,403
Shares outstanding end of period	3,087,403	3,112,403
Percentage change in shares outstanding	11.8%	(15.6)%
Shares created	1,700,000	1,850,000
Shares redeemed	1,375,000	2,425,000
Per share NAV beginning of period	$30.41	$30.61
Per share NAV end of period	$19.42	$35.48
Percentage change in per share NAV	(36.1)%	15.9%
Percentage change in benchmark	(35.0)%	17.8%
Benchmark annualized volatility	28.2%	32.5%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,762,403 outstanding Shares at December 31, 2022 to 3,087,403 outstanding Shares at September 30, 2023. By comparison, during the nine months ended September 30, 2022, the decrease in the Fund’s NAV resulted from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 3,112,403 outstanding Shares at September 30, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.1% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 15.9% for the nine months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 35.0% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 17.8% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2023.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$1,430,860	$(437,530)
Management fee	401,207	627,755
Brokerage commission	30,191	58,291
Futures account fees	33,287	46,394
Non-recurring fees and expenses	—	2,050
Net realized gain (loss)	(35,008,564)	11,304,277
Change in net unrealized appreciation (depreciation)	3,841,900	6,887,044
Net Income (loss)	$(29,735,804)	$17,753,791
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of the futures prices during the nine months ended September 30, 2023.

ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
NAV beginning of period	$266,580,320	$269,703,164
NAV end of period	$211,604,428	$437,536,628
Percentage change in NAV	(20.6)%	62.2%
Shares outstanding beginning of period	4,676,565	3,566,565
Shares outstanding end of period	9,075,947	5,116,565
Percentage change in shares outstanding	94.1%	43.5%
Shares created	9,235,000	7,180,000
Shares redeemed	4,835,618	5,630,000
Per share NAV beginning of period	$57.00	$75.62
Per share NAV end of period	$23.31	$85.51
Percentage change in per share NAV	(59.1)%	13.1%
Percentage change in benchmark	(58.4)%	14.7%
Benchmark annualized volatility	56.0%	86.1%
During the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,676,565 outstanding Shares at December 31, 2022 to 9,075,947 outstanding Shares at September 30, 2023. By comparison, during the nine months ended September 30, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 3,566,565 outstanding Shares at December 31, 2021 to 5,116,565 outstanding Shares at September 30, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the nine months ended September 30, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 59.1% for the nine months ended September 30, 2023, as compared to the Fund’s per Share NAV increase of 13.1% for the nine months ended September 30, 2022, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2023.
The benchmark’s decline of 58.4% for the nine months ended September 30, 2023, as compared to the benchmark’s rise of 14.7% for the nine months ended September 30, 2022, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2023.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net investment income (loss)	$4,942,508	$(1,545,500)
Management fee	1,495,874	2,353,478
Brokerage commission	250,314	490,751
Futures account fees	143,501	371,384
Non-recurring fees and expenses	—	8,700
Net realized gain (loss)	(228,286,648)	31,935,690
Change in net unrealized appreciation (depreciation)	21,667,964	84,851,343
Net Income (loss)	$(201,676,176)	$115,241,533
The Fund’s net income decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in the value of the futures prices during the nine months ended September 30, 2023.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2023 and 2022, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of September 30, 2023 and 2022, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2023	4,373	$17.77	1,000	$(77,713,457)
VIX Futures (Cboe)	Short	November 2023	2,906	18.25	1,000	(53,023,748)

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2022	3,083	$31.52	1,000	$(97,163,828)
VIX Futures (Cboe)	Short	November 2022	2,052	31.07	1,000	(63,759,128)
The September 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of September 30, 2023 and 2022, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2023	879	$88.80	1,000	$78,055,200
WTI Crude Oil (NYMEX)	Long	June 2024	920	81.12	1,000	74,630,400
WTI Crude Oil (NYMEX)	Long	December 2024	956	77.86	1,000	74,434,160

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$93.5651	$210,901,349
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	93.5651	262,218,064
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	93.5651	151,363,911
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	93.5651	199,041,224
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	93.5651	157,428,427

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2022	1,450	$78.72	1,000	$114,144,000
WTI Crude Oil (NYMEX)	Long	June 2023	1,535	73.00	1,000	112,055,000
WTI Crude Oil (NYMEX)	Long	December 2023	1,610	69.66	1,000	112,152,600

Swap Agreements as of September 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.9524	$175,709,387
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.9524	218,463,160
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.9524	304,335,914
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.9524	165,828,296
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.9524	246,871,587

The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 and 2022 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of September 30, 2023 and 2022, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts and swap agreements linked to the Bloomberg Natural Gas Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2023	50,182	$2.93	10,000	$1,469,830,780

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Natural Gas Subindex	Citibank, N.A.	Long	$0.0799	$132,651,213
Bloomberg Natural Gas Subindex	Goldman Sachs International	Long	0.0799	90,634,449
Bloomberg Natural Gas Subindex	Societe General	Long	0.0799	47,221,373
Bloomberg Natural Gas Subindex	UBS AG	Long	0.0799	725,704

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2022	8,556	$6.77	10,000	$578,898,960
The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Euro:
As of September 30, 2023 and 2022, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/23	7,691,921	1.0752	$8,270,353
Euro	UBS AG	Long	10/06/23	4,954,502	1.0752	5,327,055
Euro	UBS AG	Short	10/06/23	(323,000)	1.0602	(342,445)

Foreign Currency Forward Contracts as of September 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/22	12,276,921	0.9964	$12,232,264
Euro	UBS AG	Long	10/07/22	17,572,502	0.9940	17,466,744
Euro	UBS AG	Short	10/07/22	(1,566,000)	0.9801	(1,534,866)
The September 30, 2023 and 2022 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of September 30, 2023 and 2022 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2023	264	$1,866.10	100	$49,265,040

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$190.8900	$105,703,033
Bloomberg Gold Subindex	Goldman Sachs International	Long	190.8900	50,205,597
Bloomberg Gold Subindex	UBS AG	Long	190.8900	90,264,166

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2022	409	$1,672.00	100	$68,384,800

Swap Agreements as of September 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$180.7152	$100,068,860
Bloomberg Gold Subindex	Goldman Sachs International	Long	180.7152	47,529,603
Bloomberg Gold Subindex	UBS AG	Long	180.7152	104,098,025

The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of September 30, 2023 and 2022 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2023	1,756	$22.45	5,000	$197,111,000

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$190.6601	$159,867,323
Bloomberg Silver Subindex	Goldman Sachs International	Long	190.6601	21,119,991
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	190.6601	143,290,980
Bloomberg Silver Subindex	UBS AG	Long	190.6601	134,864,794

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2022	2,163	$19.04	5,000	$205,906,785

Swap Agreements as of September 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$169.7456	$142,330,643
Bloomberg Silver Subindex	Goldman Sachs International	Long	169.7456	18,803,260
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	169.7456	156,302,767
Bloomberg Silver Subindex	UBS AG	Long	169.7456	124,719,934
The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 and 2022 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF
As of September 30, 2023 and 2022, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	14,181	$17.77	1,000	$252,013,387
VIX Futures (Cboe)	Long	November 2023	9,464	18.25	1,000	172,682,983

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	28,597	$31.52	1,000	$901,263,052
VIX Futures (Cboe)	Long	November 2022	19,065	31.07	1,000	592,381,961
The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Yen:
As of September 30, 2023 and 2022, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/23	2,355,724,056	0.006813	$16,049,086
Yen	UBS AG	Long	10/06/23	2,976,699,856	0.006807	20,261,769
Yen	UBS AG	Short	10/06/23	(97,972,000)	0.006790	(665,202)

Foreign Currency Forward Contracts as of September 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/22	1,186,245,517	0.006949	$8,243,617
Yen	UBS AG	Long	10/07/22	1,919,545,856	0.006945	13,331,165
Yen	Goldman Sachs International	Short	10/07/22	(33,368,000)	0.006974	(232,706)
Yen	UBS AG	Short	10/07/22	(133,030,000)	0.006945	(923,831)
The September 30, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of September 30, 2023 and 2022, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2023	2,296	$88.80	1,000	$(203,884,800)
WTI Crude Oil (NYMEX)	Short	June 2024	2,404	81.12	1,000	(195,012,480)
WTI Crude Oil (NYMEX)	Short	December 2024	2,500	77.86	1,000	(194,650,000)

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2022	3,174	$78.72	1,000	$(249,857,280)
WTI Crude Oil (NYMEX)	Short	June 2023	3,344	73.00	1,000	(244,112,000)
WTI Crude Oil (NYMEX)	Short	December 2023	3,500	69.66	1,000	(243,810,000)

The September 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Natural Gas:
As of September 30, 2023 and 2022, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2023	7,624	$2.93	10,000	$(223,306,960)

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2022	7,167	$6.77	10,000	$(484,919,220)
The September 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of September 30, 2023 and 2022, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/23	486,000	1.0694	$519,743
Euro	UBS AG	Long	10/06/23	10,804,000	1.0696	11,556,452
Euro	Goldman Sachs International	Short	10/06/23	(43,752,263)	1.0751	(47,038,130)
Euro	UBS AG	Short	10/06/23	(50,970,199)	1.0735	(54,717,780)

Foreign Currency Forward Contracts as of September 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/07/22	38,000,000	0.9876	$37,528,206
Euro	Goldman Sachs International	Short	10/07/22	(78,612,263)	0.9970	(78,374,875)
Euro	UBS AG	Short	10/07/22	(144,189,199)	0.9931	(143,198,834)
The September 30, 2023 and 2022 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of September 30, 2023 and 2022 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2023	71	$1,866.10	100	$(13,249,310)

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$190.8900	$(3,588,216)
Bloomberg Gold Subindex	Goldman Sachs International	Short	190.8900	(4,702,766)
Bloomberg Gold Subindex	UBS AG	Short	190.8900	(7,273,894)

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2022	157	$1,672.00	100	$(26,250,400)

Swap Agreements as of September 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$180.7152	$(13,547,911)
Bloomberg Gold Subindex	Goldman Sachs International	Short	180.7152	(8,863,141)
Bloomberg Gold Subindex	UBS AG	Short	180.7152	(10,598,433)

The September 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of September 30, 2023 and 2022 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2023	109	$22.45	5,000	$(12,235,250)

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$190.6601	$(2,570,998)
Bloomberg Silver Subindex	Goldman Sachs International	Short	190.6601	(9,365,796)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	190.6601	(7,405,429)
Bloomberg Silver Subindex	UBS AG	Short	190.6601	(2,368,019)

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2022	506	$19.04	5,000	$(48,168,670)

Swap Agreements as of September 30, 2022
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$169.7456	$(2,288,972)
Bloomberg Silver Subindex	Goldman Sachs International	Short	169.7456	(8,338,415)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	169.7456	(6,593,089)
Bloomberg Silver Subindex	UBS AG	Short	169.7456	(2,108,259)
The September 30, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 and 2022 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments
each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of September 30, 2023 and 2022, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	10/06/23	428,237,000	0.006813	$2,917,500
Yen	Goldman Sachs International	Short	10/06/23	(3,330,184,165)	0.006821	(22,714,958)
Yen	UBS AG	Short	10/06/23	(4,908,633,574)	0.006814	(33,445,689)

Foreign Currency Forward Contracts as of September 30, 2022
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/22	513,732,000	0.007033	$3,613,292
Yen	UBS AG	Long	10/07/22	1,169,990,000	0.006995	8,183,497
Yen	Goldman Sachs International	Short	10/07/22	(4,358,922,165)	0.006949	(30,291,833)
Yen	UBS AG	Short	10/07/22	(12,349,528,574)	0.006949	(85,811,526)
The September 30, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of September 30, 2023 and 2022, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	617	$19.10	1,000	$11,784,515
VIX Futures (Cboe)	Long	February 2024	1,028	19.30	1,000	19,841,839
VIX Futures (Cboe)	Long	March 2024	1,028	19.60	1,000	20,146,847
VIX Futures (Cboe)	Long	April 2024	411	19.90	1,000	8,178,119

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	728	$30.70	1,000	$22,351,129
VIX Futures (Cboe)	Long	February 2023	1,214	30.31	1,000	36,796,340
VIX Futures (Cboe)	Long	March 2023	1,214	30.18	1,000	36,638,520
VIX Futures (Cboe)	Long	April 2023	486	30.25	1,000	14,700,868
The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of September 30, 2023 and 2022, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	7,067	$17.77	1,000	$125,589,070
VIX Futures (Cboe)	Long	November 2023	4,719	18.25	1,000	86,104,290

Futures Positions as of September 30, 2022
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2022	8,381	$31.52	1,000	$264,135,596
VIX Futures (Cboe)	Long	November 2022	5,587	31.07	1,000	173,597,588
The September 30, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2023, the Trust is not a party to any material legal proceedings.
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
On February 24, 2022, Russia commenced a military attack on Ukraine. The ongoing hostilities between the two countries could result in additional widespread conflict and could have a severe adverse effect on the region, the markets for gold, silver, oil, natural gas and other commodities, and the price of Financial Instruments based on such commodities, and other markets. As the war continues, sanctions on Russian exports in the future could have a significant adverse impact on the Russian economy and related markets. The price and liquidity of the Financial Instruments in which each Fund invests may fluctuate widely as a result of the conflict and related events. How long such conflict and related events will last and whether it will escalate further cannot be predicted. Impacts from the conflict and related events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	450,000	$88.08
	08/01/23 to 08/31/23	450,000	$86.17
	09/01/23 to 09/30/23	50,000	$92.61
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	7,950,000	$26.87
	08/01/23 to 08/31/23	1,950,000	$30.67
	09/01/23 to 09/30/23	4,050,000	$35.16
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	3,353,332	$63.97
	08/01/23 to 08/31/23	6,000,000	$66.70
	09/01/23 to 09/30/23	3,900,000	$55.93
ProShares Ultra Euro
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	50,000	$11.82
	08/01/23 to 08/31/23	—	$—
	09/01/23 to 09/30/23	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	100,000	$58.94
	08/01/23 to 08/31/23	100,000	$57.47
	09/01/23 to 09/30/23	150,000	$57.69
ProShares Ultra Silver
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	600,000	$30.85
	08/01/23 to 08/31/23	600,000	$29.62
	09/01/23 to 09/30/23	250,000	$27.58
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	2,353,383	$18.57
	08/01/23 to 08/31/23	5,050,000	$18.29
	09/01/23 to 09/30/23	9,500,000	$16.29
ProShares Ultra Yen
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	50,000	$28.94
	08/01/23 to 08/31/23	—	$—
	09/01/23 to 09/30/23	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	1,000,000	$21.53
	08/01/23 to 08/31/23	1,650,000	$19.97
	09/01/23 to 09/30/23	1,400,000	$16.73
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	1,750,000	$60.64
	08/01/23 to 08/31/23	3,050,000	$54.57
	09/01/23 to 09/30/23	1,450,000	$62.25
ProShares UltraShort Euro
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	100,000	$29.02
	08/01/23 to 08/31/23	100,000	$29.31
	09/01/23 to 09/30/23	150,000	$30.60
ProShares UltraShort Gold
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	50,000	$27.73
	08/01/23 to 08/31/23	150,000	$29.27
	09/01/23 to 09/30/23	—	$—
ProShares UltraShort Silver
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	50,000	$20.33
	08/01/23 to 08/31/23	2,750,000	$19.57
	09/01/23 to 09/30/23	300,000	$20.32
ProShares UltraShort Yen
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	50,000	$62.82
	08/01/23 to 08/31/23	—	$—
	09/01/23 to 09/30/23	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	100,000	$20.17
	08/01/23 to 08/31/23	75,000	$19.32
	09/01/23 to 09/30/23	—	$—
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/23 to 07/31/23	125,618	$25.62
	08/01/23 to 08/31/23	2,025,000	$24.51
	09/01/23 to 09/30/23	475,000	$23.28

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended September 30, 2023.

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
Date: November 6, 2023

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: November 6, 2023