Form 10-K
period 2023-12-31
ProShares Trust II
filed 2024-02-28
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
As of February
22
, 2024, the registrant had 145,064,214 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2023 and the number of outstanding units for each Fund as of February
22
, 2024, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2023	Number of Outstanding Units as of February 22, 2024
ProShares Short VIX Short-Term Futures ETF	282,353,267	3,084,307
ProShares Ultra Bloomberg Crude Oil	738,194,368	20,793,096
ProShares Ultra Bloomberg Natural Gas	1,141,021,278	36,968,544
ProShares Ultra Euro	7,535,435	550,000
ProShares Ultra Gold	180,916,531	2,800,000
ProShares Ultra Silver	356,791,659	14,396,526
ProShares Ultra VIX Short-Term Futures ETF	387,764,059	36,424,459
ProShares Ultra Yen	12,330,974	1,349,970
ProShares UltraShort Bloomberg Crude Oil	112,854,952	10,855,220
ProShares UltraShort Bloomberg Natural Gas	141,324,963	866,856
ProShares UltraShort Euro	50,931,301	1,350,000
ProShares UltraShort Gold	15,809,378	496,977
ProShares UltraShort Silver	19,290,473	941,329
ProShares UltraShort Yen	27,077,656	348,580
ProShares VIX Mid-Term Futures ETF	49,421,413	2,287,403
ProShares VIX Short-Term Futures ETF	230,227,830	11,550,947
36,424,459
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1. Business.

Summary

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2023, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Short Fund,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

Each Geared Fund seeks investment results for a single day only, not for any other period. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ in amount and possibly even direction from -0.5x, -2x, 1.5x, or 2x, of the return of the benchmark to which such Fund is benchmarked for that period. Volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds that use leverage, are riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should consider actively monitoring and/or periodically rebalancing their investments.

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

Forward and Reverse Splits*

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

On December 22, 2021, the Trust announced a 1-for-5 reverse split of the shares of beneficial interest of ProShares UltraShort Bloomberg Natural Gas ETF (ticker symbol: KOLD). The reverse split was effective prior to market open on January 14, 2022, when the fund began trading at its post-split price. The reverse split was applied retroactively for all periods presented, reducing the number of shares outstanding and resulted in a proportionate increase in the price per share and the per share information of the fund. Therefore, the reverse split did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

On May 11, 2022, the Trust issued a press release announcing a forward share split on ProShares UltraShort Yen and ProShares Ultra Bloomberg Crude Oil and a reverse share split on ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Bloomberg Crude Oil. The Splits did not change the value of a shareholder’s investment. ProShares UltraShort Yen executed a 2:1 Forward Split of its shares. ProShares Ultra Bloomberg Crude Oil executed a 4:1 Forward Split of its shares. The Forward Splits were effective at the market open on May 26, 2022, when the Funds began trading at their post-Forward Split prices. The ticker symbol for the Funds did not change. The Forward Splits decreased the price per share of the Funds with a proportionate increase in the number of shares outstanding. ProShares UltraShort Bloomberg Natural Gas executed a 1:4 Reverse Split of its shares. ProShares UltraShort Bloomberg Crude Oil executed a 1:5 Reverse Split of its shares. The Reverse Splits were effective at the market open on May 26, 2022, when the Funds began trading at their post-Reverse Split prices. The ticker symbol for the Funds did not change, but the Funds issued new CUSIP numbers (74347Y813 for KOLD and 74347Y797 for SCO). The Reverse Splits increased the price per share of the Funds with a proportionate decrease in the number of shares outstanding.

On June 7, 2023, the Trust issued a press release announcing a reverse share split on ProShares VIX Short-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Bloomberg Natural Gas. The Splits did not change the value of a shareholder’s investment. ProShares VIX Short-Term Futures ETF executed a 1:5 Reverse Split of its shares. ProShares Ultra VIX Short-Term Futures ETF executed a 1:10 Reverse Split of its shares. ProShares Ultra Bloomberg Natural Gas ETF executed a 1:20 Reverse Split of its shares. The Reverse Splits were effective at the market open on June 23, 2023, when the Funds began trading at their post-Reverse Split prices. The ticker symbol for the Funds did not change, but the Funds issued new CUSIP numbers (74347Y789 for VIXY, 74347Y771 for UVXY, and 74347Y763 for BOIL). The Reverse Splits increased the price per share of the Funds with a proportionate decrease in the number of shares outstanding.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Matching Funds

Investment Objectives of the “Matching VIX” Funds

Each Matching VIX Fund seeks investment results, before fees and expenses, that over time, match the performance of the Short-Term VIX Index or the Mid-Term VIX Index (together, the “VIX Futures Indexes”). The VIX Futures Indexes seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value, before fees and expenses, should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value, before fees and expenses, should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Matching VIX Fund; such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the Cboe VIX, and the Matching VIX Funds should not be expected to match the performance of the VIX.

The Geared Funds

Investment Objectives of the “Short” Fund

The ProShares Short VIX Short-Term Futures ETF seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its benchmark (referred to, for Geared Funds, as the “Daily Target”). If the ProShares Short VIX Short-Term Futures ETF is successful in meeting its objective, its value on a given day, before fees and expenses, should gain approximately one-half as much on a percentage basis as its corresponding benchmark when the benchmark declines. Conversely, its value on a given day, before fees and expenses, should lose approximately one-half as much on a percentage basis as the corresponding benchmark when the benchmark rises. The ProShares Short VIX Short-Term Futures ETF will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the ProShares Short VIX Short-Term Futures ETF benchmark, such that the Fund has exposure intended to approximate the one-half inverse (-0.5x) of its corresponding benchmark at the time of its NAV calculation. The Fund is benchmarked to the S&P VIX Short-Term Futures Index, an investable index of VIX futures contracts. The Fund is not benchmarked to the VIX.

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

The Geared Funds do not seek to achieve their Daily Target for any period other than a day.

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

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective or Daily Target, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of Financial Instruments the Sponsor believes, in combination, should produce returns consistent with a Fund’s objective or Daily Target. The Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market conditions with a view toward obtaining positive results under all market conditions). Each Fund seeks to remain fully invested at all times in Financial Instruments and money market instruments that, in combination, provide exposure to its underlying benchmark consistent with its investment objective without regard to market conditions, trends or direction.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2023, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, and the Vatican City.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2023, the S&P 500 included companies with capitalizations between $4.9 billion and $3.0 trillion. The average capitalization of the companies comprising the Index was approximately $83.6 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

From time to time the Sponsor, in its sole discretion, may impose limits on the number of Creation Units that may be created each day by each Authorized Participant, or on the total number of Creation Units that may be created by all Authorized Participants on such day, or may suspend the purchase and/or redemption of Creation Units altogether. For example, the Sponsor may impose such limits or suspension if it believes doing so would help a Fund manage its portfolio, such as by allowing a Fund to comply with counterparty or position limits, or in response to significant and/or rapid increases in the size of a Fund as a result of an increase in creation activity.

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

these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2023.

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

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, Cboe, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds (each, an “Exchange”) is closed or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines, in its sole discretion, to be appropriate for the protection of the Fund, the shareholders of the Fund or otherwise in the interest of such Fund (for example, in response to, or anticipation of, a period of significant and/or rapid increases in the size of a Fund as a result of an increase in creation activity. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds in amounts that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Risks Specific to the VIX Funds

•

The VIX Funds are benchmarked to a VIX Futures Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500. The Index and each Fund should be expected to perform very differently from the VIX over all periods of time.

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

•	The CBOE can make changes to the methodology and calculation of the VIX that could affect the value of VIX futures contracts, and consequently, the value of the Index and the Funds.

Risks Related to All Funds

•

There is no guarantee that a Fund will achieve its investment objective or that the returns of a Fund will correlate to the returns of its index times its stated multiple. There may be circumstances that could prevent a Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

•

The assets that the Funds invest in can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments; you can lose all of your investment within a single day.

•

Each Fund seeks to achieve its investment objective even during periods when the performance of the Fund’s benchmark is flat or when the benchmark is moving in a manner that may cause the value of the Fund to decline.

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

•

For the Funds linked to a benchmark, changes implemented by the benchmark provider that affect the composition and valuation of the benchmark could adversely affect the value of Fund Shares and an investment in a Funds Shares.

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

•

Purchases of Creation Units by Authorized Participants may be limited or suspended by the Sponsor in its sole discretion. For example, the Sponsor may limit or suspend the purchase of Creation Units if it believes doing so would help a Fund manage its portfolio, such as by allowing a Fund to comply with counterparty or position limits, or in response to significant and/or rapid increase in the size of a Fund as a result of an increase in creation activity. This may, among other things, cause Fund Shares to trade at a premium to NAV or otherwise have a negative impact on the liquidity and trading of Fund shares.

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

•

Public health issues, war and military conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022 and the Israel-Hamas conflict and the ensuring conflict) sanctions, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies.

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

The performance of a Geared Fund for periods longer than a single day will likely differ from the Daily Target and investors holding shares for longer than a day should understand the impact of benchmark returns and volatility (how much the value of the benchmark moves up and down from day-to-day) on their holding period return.

Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond, before fees and expenses, to the one-half inverse (e.g., -0.5x), an inverse multiple (e.g., -2x), or a multiple (e.g., 1.5x, 2x), of the performance of a benchmark on a given day (referred to as the “Daily Target”). Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half inverse (e.g., -0.5x), one and one-half times (1.5x), two times the inverse (-2x) or two times (2x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of an underlying benchmark, as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

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

The hypothetical examples below illustrate how daily Geared Fund returns can behave for periods longer than a single day. On each day, fund XYZ performs in line with its objective (two times (2x) the benchmark’s daily performance before fees and expenses). Notice that, in the first example (showing an overall benchmark loss for the period), over the entire seven-day period, the fund’s total return is more than two times the loss of the period return of the benchmark. For the seven-day period, benchmark XYZ lost 3.26% while fund XYZ lost 7.01% (versus -6.52% or 2 x -3.26%). In other scenarios, the return of a daily rebalanced fund could be greater than three times the benchmark’s returns.

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

This effect is caused by compounding, which exists in all investments. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ in amount, and possibly even direction, from the Geared Fund’s stated multiple times the return of the Geared Fund’s benchmark for the same period. In general, during periods of higher benchmark volatility, compounding will cause the longer term results to be less than the multiple (or inverse multiple) of the return of the benchmark. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility, returns over longer periods can be higher than the multiple of the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the following factors: (a) the benchmark’s volatility; (b) the benchmark’s performance; (c) period of time; (d) financing rates associated with derivatives; (e) other Fund expenses; and (f) dividends or interest paid with respect to the securities in the benchmark. The examples herein illustrate the impact of two principal factors- benchmark volatility and benchmark performance – on Fund performance. Similar effects exist for the Short Fund and UltraShort Funds, and the significance of this effect is even greater for such inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a Geared Fund that perfectly achieves its daily investment objective. The graphs demonstrate that, for periods greater than a single day, a Geared Fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the stated multiple in the fund’s investment objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day, including the impact of compounding on fund performance. Investors should consider actively monitoring and/or periodically rebalancing their portfolios (which will possibly trigger transaction costs and tax consequences) in light of their investment goals and risk tolerance. A one-year period is used solely for illustrative purposes only. Deviations from the benchmark return times the fund multiple can occur over periods as short as a single day (as measured from one day’s NAV to the next day’s NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). An investor in a Geared Fund could potentially lose the full value of their investment within a single day. See “Intraday Price Performance Risk” below for additional details.

To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-0.5x, -2x, 1.5x, or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. The -0.5x and 1.5x graphs below assume a volatility rate of 73%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index) for funds with these multiples. The -2x and 2x graphs below assume a volatility rate of 57%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the Bloomberg Natural Gas Subindex) for funds with these multiples. A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.26% to 73.04%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2023
S&P 500 VIX Short-Term Futures Index	SPVXSP	73.04%
S&P 500 VIX Mid-Term Futures Index	SPVXMP	34.18%
Bloomberg Commodity Balanced WTI Crude Oil IndexSM	BCBCLIT	38.09%
Bloomberg Natural Gas SubindexSM	BCOMNGTR	57.39%
Bloomberg Gold SubindexSM	BCOMGCTR	15.70%
Bloomberg Silver SubindexSM	BCOMSITR	32.15%
The US dollar price of the euro	USDEUR	7.26%
The US dollar price of the Japanese yen	USDJPY	8.68%

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

Correlation and Performance Risks Specific to the Geared Funds.

A number of factors may affect a Geared Fund’s ability to achieve a high correlation with its benchmark, and there is no guarantee that a Geared Fund will achieve a high degree of correlation Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective, and the percentage change of the Geared Fund’s NAV each day may differ, perhaps significantly in amount, and possibly even direction from its Daily Target.

Factors that may affect a Geared Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective, including the Sponsor’s ability to enter into new positions and contracts to replace exposure that has been reduced or terminated by a counterparty or otherwise; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs and margin requirements associated with the use of Financial Instruments and commission costs; (5) holding or trading Financial Instruments in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodologies; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies, position limits and accountability levels, and regulatory or tax law requirements; (9) early or unanticipated closings of the markets on which the holdings of a Fund trade, limiting or preventing the Fund from executing intended portfolio transactions; (10) accounting standards; (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, overweighting or underweighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark; (12) large movements of assets into and/or out of a Fund, particularly late in the day; (13) significant and/or rapid increases in the size of the Fund as a result of an increase in creation activity that cause the Fund to approach or reach position or accountability limits or other portfolio limits; and (14) events such as natural disasters (including disease, epidemics and pandemics) that can be highly disruptive to economies, markets and companies including, but not limited to, the Sponsor and third party service providers.

In order to achieve a high degree of correlation with their respective benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their respective investment objectives. Being materially under- or overexposed to the benchmark may prevent a Geared Fund from achieving a high degree of correlation with its benchmark and may expose the Geared Fund to greater leverage risk.

Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions, market volatility, illiquidity, margin requirements, accountability levels, position limits, and daily price fluctuation limits set forth by the exchanges and other factors will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of a Fund’s portfolio exposure may be impacted by changes to the value of its benchmark each day. The target amount of portfolio exposure is impacted dynamically by a benchmark’s movements, including intraday movements. Because of this, it is unlikely that a Geared Fund will have perfect exposure during the day or at the end of each day and the likelihood of being materially under- or overexposed is higher on days when its benchmark is volatile, particularly when the benchmark is volatile at or near the close of the trading day.

The time and manner in which a Geared Fund rebalances its portfolio may vary from day to day at the sole discretion of the Sponsor, depending upon market conditions and other circumstances. If for any reason a Geared Fund is unable to rebalance all or a portion of its portfolio, or if all or a portion of the portfolio is rebalanced incorrectly, the Fund’s investment exposure may not be consistent with the Fund’s investment objective. In these instances, the Geared Fund may have investment exposure to its benchmark that is significantly greater or less than its stated multiple. As a result, the Geared Fund may be more or less exposed to leverage risk than if it had been properly rebalanced and may not achieve its investment objective. Unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancings.

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

Each of the Geared Funds utilize leverage in seeking to achieve its respective investment objective and will lose more money in market environments adverse to its Daily Target than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment, even within a single day. Even if held for only a single day, the Fund is highly vulnerable to sudden large changes in the daily movement of the Index. The use of leverage increases the volatility of your returns. The cost of obtaining leverage will lower your returns.

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

The value of the Shares of the VIX Futures Fund relates directly to the value of, and realized gain or loss from the Financial Instruments and other assets held by the Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in Shares of the VIX Futures Fund.

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

Each Geared Fund seeks to provide investment results that correspond, before fees and expenses, to the performance of, or a multiple of, the inverse or an inverse multiple of the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

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

The Funds, other than the Currency Funds, are linked to benchmarks maintained by third-party providers that are unaffiliated with the Funds or the Sponsor. There can be no guarantee or assurance that the methodology used by the third-party provider to create the benchmark will result in a Fund achieving high, or even positive, returns. The policies implemented by each benchmark provider concerning the calculation or the composition of the benchmark could affect the value of a benchmark and, therefore, the value of the corresponding Fund’s Shares. A benchmark provider may change the composition of the benchmark, or make other methodological changes that could change the value of a benchmark. Additionally, a benchmark provider may alter, discontinue or suspend calculation or dissemination of a benchmark. Any of these actions could adversely affect the value of Shares of a Fund using that benchmark. There is no guarantee that the methodology underlying the benchmark will be free from error. Benchmark providers have no obligation to consider Fund shareholder interests in calculating or revising a benchmark. Each of these factors could have a negative impact on the performance of the Funds.

In addition, for the VIX Futures Fund, the Chicago Board Options Exchange, Incorporated (“Cboe”) can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Futures Fund’s Shares. There can be no assurance that Cboe will not change the VIX calculation methodology in a way which may affect the value of the VIX Futures Fund’s Shares. The Cboe may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. It is also possible that a third party may attempt to manipulate the value of the VIX Futures Index or the VIX. S&P Dow Jones Indices may also make changes to the equity securities underlying the S&P 500 or the futures contracts included in the Index, or make other methodological changes that could change the level of the S&P 500. Any of these actions could adversely affect the value of such Fund’s Shares.

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

As of December 31, 2023, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds and their service providers are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a third party service provider (including, but not limited to, index providers, the administrator and transfer agent) or the issuers of securities in which the Funds invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Funds and their shareholders could be negatively impacted as a result. While the Sponsor has established business continuity plans and systems to prevent such cyber-attacks, there are inherent limitations in such plans and risk management systems including the possibility that certain risks have not been identified. Security controls and systems, no matter how well designed or implemented, may only partially mitigate and not fully eliminate risks. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Furthermore, the Sponsor cannot control the cyber security plans and systems of each Fund’s service providers, market makers, Authorized Participants or issuers of securities in which each Fund invests.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cyber-attacks and threats are considered one of the most significant risks facing the Funds. The Funds’ cybersecurity is managed through the Sponsor. The Sponsor maintains an enterprise-wide cybersecurity management program designed to assess, identify and manage material risks from cybersecurity threats. The cybersecurity management program is based on the NIST Cybersecurity Framework, an internationally recognized framework, and is integrated into the Sponsor’s enterprise risk management system. As part of the Sponsor’s cybersecurity strategy, the Sponsor also maintains an enterprise-wide Information Security Policy as well as a Security Incident Response Plan that sets forth an enterprise-wide framework and guidelines to facilitate an effective response to and handling of cybersecurity incidents. The Sponsor’s cybersecurity management program includes business continuity plans and systems applicable to the Funds.

The cybersecurity management program is led by the Sponsor’s Cyber Security Task Force, composed of the Chief Technology Officer; Director, Information Technology; General Counsel; Chief Compliance Officer; Chief Financial Officer; Senior Manager, Risk and Audit; and other key individuals. The Cyber Security Task Force meets regularly to assess the cybersecurity management program, including the enterprise-wide strategy, policies, standards and processes.

With the ever-evolving cybersecurity risk environment, the Sponsor engages both internal and external specialists in its cybersecurity efforts. Internal and independent third-party assessors periodically conduct enterprise-wide risk assessments on a wide spectrum of risks facing the Trust, the Sponsor and the Funds, including penetration assessments and phishing attacks. Following these risk assessments, the Cyber Security Task Force re-designs, enhances and implements reasonable controls to mitigate any identified risks. Additionally, the Sponsor engages a third-party consultant and service provider to assist with managed IT services and advise on the Sponsor’s IT infrastructure and system as well as cybersecurity awareness, prevention and best practices.

As part of the Sponsor’s overall enterprise-wide cybersecurity strategy, the Sponsor’s employees complete annual cybersecurity awareness training, which includes training on the Sponsor’s Information Security Policy and Security Incident Response Plan.

The Sponsor’s cybersecurity risk management extends to its vendors. Each vendor is subject to a comprehensive cybersecurity risk assessment conducted at the vendor’s initial engagement with the Sponsor and ongoing monitoring through the term of its engagement with the Sponsor.

Governance

The Sponsor has a dedicated team under the supervision of the Chief Technology Officer that is responsible for the day-to-day management of the Sponsor’s technology infrastructure. The Chief Technology Officer is responsible for providing strategic direction and, with the support of the Cyber Security Task Force and senior management, is also responsible for the assessment and management of all cybersecurity risks and threats, as well as the prevention, detection, mitigation and remediation of cybersecurity incidents. The Chief Technology Officer has more than 20 years of experience working in information technology-related roles within the financial services industry, a bachelor’s degree in electronics and communications and a master’s degree in computer science.

The Cyber Security Task Force has oversight of the Sponsor’s cybersecurity risks, threats and incidents and is informed of such risks, threats and incidents through the Chief Technology Officer. The Cyber Security Task Force escalates any significant cybersecurity developments or incidents, even if not material to the Sponsor, to the Sponsor’s Core Business Services committee at its regularly scheduled meetings, the Sponsor’s full Management Team, or directly to the Chief Executive Officer, depending on the cybersecurity matter.

Although the Funds have experienced cybersecurity incidents in the past, to date, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected their operations, financial condition or investment objectives. See “Risk Factors” in Part I, Item 1A on this Annual Report for a discussion of the risks related to cybersecurity.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)

The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2023 was as follows:

Fund	Number of Holders
ProShares Short VIX Short-Term Futures ETF	9,154
ProShares Ultra Bloomberg Crude Oil	97,243
ProShares Ultra Bloomberg Natural Gas	79,556
ProShares Ultra Euro	942
ProShares Ultra Gold	13,242
ProShares Ultra Silver	26,825
ProShares Ultra VIX Short-Term Futures ETF	95,851
ProShares Ultra Yen	2,303
ProShares UltraShort Bloomberg Crude Oil	14,199
ProShares UltraShort Bloomberg Natural Gas	7,684
ProShares UltraShort Euro	3,981
ProShares UltraShort Gold	1,961
ProShares UltraShort Silver	2,519
ProShares UltraShort Yen	1,106
ProShares VIX Mid-Term Futures ETF	4,522
ProShares VIX Short-Term Futures ETF	26,707

Combined Trust:	387,795

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2023. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2023:

Title of Securities Registered*	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$80.00
11/01/23 to 11/30/23	150,000	$90.03
12/01/23 to 12/31/23	700,000	$100.36
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/23 to 10/31/23	1,500,000	$33.40
11/01/23 to 11/30/23	1,150,000	$30.22
12/01/23 to 12/31/23	2,050,000	$27.80
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
10/01/23 to 10/31/23	7,700,000	$64.91
11/01/23 to 11/30/23	300,000	$47.82
12/01/23 to 12/31/23	5,450,000	$27.50
ProShares Ultra Euro
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$10.87
11/01/23 to 11/30/23	50,000	$11.53
12/01/23 to 12/31/23	–	$–
ProShares Ultra Gold
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$56.66
11/01/23 to 11/30/23	150,000	$59.53
12/01/23 to 12/31/23	100,000	$59.04
ProShares Ultra Silver
Common Units of Beneficial Interest
10/01/23 to 10/31/23	450,000	$25.93
11/01/23 to 11/30/23	650,000	$26.44
12/01/23 to 12/31/23	850,000	$27.52
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/23 to 10/31/23	2,200,000	$18.05
11/01/23 to 11/30/23	950,000	$11.93
12/01/23 to 12/31/23	1,100,000	$8.42
ProShares Ultra Yen
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	50,000	$24.65
12/01/23 to 12/31/23	50,000	$27.46
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/23 to 10/31/23	6,800,000	$17.90
11/01/23 to 11/30/23	3,150,000	$19.31
12/01/23 to 12/31/23	2,450,000	$20.99
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
10/01/23 to 10/31/23	3,100,000	$50.54
11/01/23 to 11/30/23	3,200,000	$58.91
12/01/23 to 12/31/23	1,000,000	$101.71

ProShares UltraShort Euro
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	50,000	$31.59
12/01/23 to 12/31/23	200,000	$30.40
ProShares UltraShort Gold
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$31.82
11/01/23 to 11/30/23	—	$—
12/01/23 to 12/31/23	50,000	$27.50
ProShares UltraShort Silver
Common Units of Beneficial Interest
10/01/23 to 10/31/23	350,000	$22.97
11/01/23 to 11/30/23	250,000	$18.97
12/01/23 to 12/31/23	2,400,000	$18.79
ProShares UltraShort Yen
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	—	$—
12/01/23 to 12/31/23	100,000	$70.71
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
10/01/23 to 10/31/23	425,000	$19.87
11/01/23 to 11/30/23	650,000	$18.72
12/01/23 to 12/31/23	—	$—
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
10/01/23 to 10/31/23	1,475,000	$25.24
11/01/23 to 11/30/23	1,200,000	$19.63
12/01/23 to 12/31/23	275,000	$15.48

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2023 and 2022, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2023	Interest Income Year Ended December 31, 2022
ProShares Short Euro*	$—	$(41)
ProShares Short VIX Short-Term Futures ETF	10,251,068	3,512,477
ProShares Ultra Bloomberg Crude Oil	22,579,489	8,777,690
ProShares Ultra Bloomberg Natural Gas	34,926,670	4,362,018
ProShares Ultra Euro	343,876	149,251
ProShares Ultra Gold	7,285,355	2,321,780
ProShares Ultra Silver	13,905,665	3,844,119
ProShares Ultra VIX Short-Term Futures ETF	15,951,926	8,744,418
ProShares Ultra Yen	667,026	120,631
ProShares UltraShort Australian Dollar*	—	139
ProShares UltraShort Bloomberg Crude Oil	8,581,404	4,116,166
ProShares UltraShort Bloomberg Natural Gas	5,542,278	2,635,445
ProShares UltraShort Euro	2,251,539	906,928
ProShares UltraShort Gold	582,222	215,724
ProShares UltraShort Silver	1,118,150	215,031
ProShares UltraShort Yen	1,052,461	496,989
ProShares VIX Mid-Term Futures ETF	2,412,485	860,134
ProShares VIX Short-Term Futures ETF	8,917,672	3,668,406

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 28, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2023.

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For discussion of 2022 results and comparison with 2021 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$339,591,638	$423,812,594
NAV end of period	$267,184,359	$339,591,638
Percentage change in NAV	(21.3)%	(19.9)%
Shares outstanding beginning of period	5,784,307	6,884,307
Shares outstanding end of period	2,584,307	5,784,307
Percentage change in shares outstanding	(55.3)%	(16.0)%
Shares created	4,100,000	7,150,000
Shares redeemed	7,300,000	8,250,000
Per share NAV beginning of period	$58.71	$61.56
Per share NAV end of period	$103.39	$58.71
Percentage change in per share NAV	76.1%	(4.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,784,307 outstanding Shares at December 31, 2022 to 2,584,307 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,884,307 outstanding Shares at December 31, 2021 to 5,784,307 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 76.1% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 4.6% for the year ended December 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 72.2% for the year ended December 31, 2023, as compared to the benchmark’s decline of 23.1% for the year ended December 31, 2022, can be attributed to a greater decrease in the value of futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$7,207,047	$(1,450,019)
Management fee	2,500,560	3,901,784
Brokerage commissions	543,461	663,288
Futures account fees	—	381,085
Non-recurring fees and expenses	—	16,339
Net realized gain (loss)	160,494,706	21,368,088
Change in net unrealized appreciation (depreciation)	1,542,809	(20,123,277)
Net income (loss)	$169,244,562	$(205,208)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to greater decrease in the value of the futures prices during the year ended December 31, 2023.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$859,094,274	$1,103,783,570
NAV end of period	$652,793,437	$859,094,274
Percentage change in NAV	(24.0)%	(22.2)%
Shares outstanding beginning of period	28,393,096	51,243,096
Shares outstanding end of period	24,843,096	28,393,096
Percentage change in shares outstanding	(12.5)%	(44.6)%
Shares created	47,050,000	31,700,000
Shares redeemed	50,600,000	54,550,000
Per share NAV beginning of period	$30.26	$21.54
Per share NAV end of period	$26.28	$30.26
Percentage change in per share NAV	(13.2)%	40.5%
Percentage change in benchmark	(3.6)%	29.0%
Benchmark annualized volatility	28.9%	39.9%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 28,393,096 outstanding Shares at December 31, 2022 to 24,843,096 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 51,243,096 outstanding Shares at December 31, 2021 to 28,393,096 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.2% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV increase of 40.5% for the year ended December 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 3.6% for the year ended December 31, 2023, as compared to the benchmark’s rise of 29.0% for the year ended December 31, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$15,460,502	$(2,421,625)
Management fee	6,801,744	10,254,003
Brokerage commissions	317,243	512,547
Futures account fees	—	400,349
Non-recurring fees and expenses	—	32,416
Net realized gain (loss)	100,808,721	728,828,780
Change in net unrealized appreciation (depreciation)	(86,020,999)	(110,838,459)
Net income (loss)	$30,248,224	$615,568,696

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2023.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$586,151,113	$193,892,178
NAV end of period	$729,892,808	$586,151,113
Percentage change in NAV	24.5%	202.3%
Shares outstanding beginning of period	1,614,376	379,376
Shares outstanding end of period	25,568,544	1,614,376
Percentage change in shares outstanding	1,483.8%	325.5%
Shares created	68,615,000	3,167,500
Shares redeemed	44,660,832	1,932,500
Per share NAV beginning of period	$363.08	$511.08
Per share NAV end of period	$28.55	$363.08
Percentage change in per share NAV	(92.1)%	(29.0)%
Percentage change in benchmark	(65.3)%	19.4%
Benchmark annualized volatility	57.1%	79.2%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,614,376 outstanding Shares at December 31, 2022 to 25,568,544 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 379,376 outstanding Shares at December 31, 2021 to 1,614,376 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM, which was offset by the timing of shareholder activity.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 92.1% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 29.0% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 65.3% for the year ended December 31, 2023, as compared to the benchmark’s rise of 19.4% for the year ended December 31, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$21,578,854	$765,271
Management fee	9,157,296	2,676,608
Brokerage commissions	3,527,713	626,331
Futures account fees	662,807	278,411
Non-recurring fees and expenses	—	15,397
Net realized gain (loss)	(2,080,655,811)	109,675,787
Change in net unrealized appreciation (depreciation)	354,183,787	(302,342,668)
Net income (loss)	$(1,704,893,170)	$(191,901,610)

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$10,704,662	$8,659,095
NAV end of period	$7,114,015	$10,704,662
Percentage change in NAV	(33.5)%	23.6%
Shares outstanding beginning of period	950,000	650,000
Shares outstanding end of period	600,000	950,000
Percentage change in shares outstanding	(36.8)%	46.2%
Shares created	300,000	1,550,000
Shares redeemed	650,000	1,250,000
Per share NAV beginning of period	$11.27	$13.32
Per share NAV end of period	$11.86	$11.27
Percentage change in per share NAV	5.2%	(15.4)%
Percentage change in benchmark	3.13%	(5.9)%
Benchmark annualized volatility	7.63%	10.0%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 600,000 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 650,000 outstanding Shares at December 31, 2021 to 950,000 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.2% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 15.4% for the year ended December 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s rise of 3.13% for the year ended December 31, 2023, as compared to the benchmark’s decline of 5.9% for the year ended December 31, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$266,814	$48,182
Management fee	77,062	100,481
Non-recurring fees and expenses	—	588
Net realized gain (loss)	293,493	(959,302)
Change in net unrealized appreciation (depreciation)	(108,707)	333,456
Net income (loss)	$451,600	$(577,664)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2023.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$173,524,136	$232,780,534
NAV end of period	$191,502,023	$173,524,136
Percentage change in NAV	10.4%	(25.5)%
Shares outstanding beginning of period	3,150,000	3,900,000
Shares outstanding end of period	3,000,000	3,150,000
Percentage change in shares outstanding	(4.8)%	(19.2)%
Shares created	1,000,000	1,750,000
Shares redeemed	1,150,000	2,500,000
Per share NAV beginning of period	$55.09	$59.69
Per share NAV end of period	$63.83	$55.09
Percentage change in per share NAV	15.9%	(7.7)%
Percentage change in benchmark	12.8%	(0.7)%
Benchmark annualized volatility	13.2%	15.5%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 3,000,000 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,900,000 outstanding Shares at December 31, 2021 to 3,150,000 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.9% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 7.7% for the year ended December 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s rise of 12.8% for the year ended December 31, 2023, as compared to the benchmark’s decline of 0.7% for the year ended December 31, 2022, can be attributed to an increase in futures prices, during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$5,523,573	$(21,878)
Management fee	1,735,128	2,259,459
Brokerage commissions	26,654	49,272
Futures account fees	—	28,169
Non-recurring fees and expenses	—	6,758
Net realized gain (loss)	21,400,830	(32,910,658)
Change in net unrealized appreciation (depreciation)	(2,575,471)	475,522
Net income (loss)	$24,348,932	$(32,457,014)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in the value of futures prices during the year ended December 31, 2023.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$414,285,878	$515,453,594
NAV end of period	$390,146,373	$414,285,878
Percentage change in NAV	(5.8)%	(19.6)%
Shares outstanding beginning of period	13,046,526	14,796,526
Shares outstanding end of period	14,296,526	13,046,526
Percentage change in shares outstanding	9.6%	(11.8)%
Shares created	7,100,000	6,350,000
Shares redeemed	5,850,000	8,100,000
Per share NAV beginning of period	$31.75	$34.84
Per share NAV end of period	$27.29	$31.75
Percentage change in per share NAV	(14.1)%	(8.9)%
Percentage change in benchmark	(0.3)%	2.6%
Benchmark annualized volatility	25.9%	31.8%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 14,296,526 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 14,796,526 outstanding Shares at December 31, 2021 to 13,046,526 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.1% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 8.9% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 0.3% for the year ended December 31, 2023, as compared to the benchmark’s rise of 2.6% for the year ended December 31, 2022, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$10,130,246	$(340,870)
Management fee	3,644,422	4,008,030
Brokerage commissions	130,997	135,647
Futures account fees	—	26,693
Non-recurring fees and expenses	—	14,619
Net realized gain (loss)	7,175,146	(68,909,709)
Change in net unrealized appreciation (depreciation)	(59,096,598)	25,616,009
Net income (loss)	$(41,791,206)	$(43,634,570)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to timing of shareholder activity in conjunction with a decrease in the value of futures prices during the year ended December 31, 2023.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$639,318,362	$816,679,636
NAV end of period	$348,555,743	$639,318,362
Percentage change in NAV	(45.5)%	(21.7)%
Shares outstanding beginning of period	9,307,842	6,582,842
Shares outstanding end of period	41,324,459	9,307,842
Percentage change in shares outstanding	344.0%	41.4%
Shares created	62,810,000	27,415,000
Shares redeemed	30,793,383	24,690,000
Per share NAV beginning of period	$68.69	$124.06
Per share NAV end of period	$8.43	$68.69
Percentage change in per share NAV	(87.7)%	(44.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 9,307,842 outstanding Shares at December 31, 2022 to 41,324,459 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 6,582,842 outstanding Shares at December 31, 2021 to 9,307,842 outstanding Shares at December 31, 2022.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 87.7% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 44.6% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 72.2% for the year ended December 31, 2023, as compared to the benchmark’s decline of 23.1% for the year ended December 31, 2022, can be attributed to a greater decrease in the value of futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$8,486,144	$(5,973,389)
Management fee	4,392,607	8,937,342
Brokerage commissions	2,596,882	3,993,956
Futures account fees	476,293	1,749,320
Non-recurring fees and expenses	—	37,189
Net realized gain (loss)	(940,103,052)	(151,299,433)
Change in net unrealized appreciation (depreciation)	5,368,159	90,347,140
Net income (loss)	$(926,248,749)	$(66,925,682)

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2023.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$13,814,796	$2,362,849
NAV end of period	$30,205,770	$13,814,796
Percentage change in NAV	118.6%	484.7%
Shares outstanding beginning of period	399,970	49,970
Shares outstanding end of period	1,099,970	399,970
Percentage change in shares outstanding	175.0%	700.4%
Shares created	1,000,000	500,000
Shares redeemed	300,000	150,000
Per share NAV beginning of period	$34.54	$47.29
Per share NAV end of period	$27.46	$34.54
Percentage change in per share NAV	(20.5)%	(27.0)%
Percentage change in benchmark	(6.92)%	(12.3)%
Benchmark annualized volatility	10.27%	12.1%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 399,970 outstanding Shares at December 31, 2022 to 1,099,970 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 49,970 outstanding Shares at December 31, 2021 to 399,970 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.5% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 27.0% for the year ended December 31, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 6.92% for the year ended December 31, 2023, as compared to the benchmark’s decline of 12.3% for the year ended December 31, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$521,490	$55,053
Management fee	145,536	65,070
Non-recurring fees and expenses	—	508
Net realized gain (loss)	(2,637,502)	(1,140,278)
Change in net unrealized appreciation (depreciation)	534,736	1,077,661
Net income (loss)	$(1,581,276)	$(7,564)

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2023.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$222,697,337	$114,167,602
NAV end of period	$188,963,592	$222,697,337
Percentage change in NAV	(15.1)%	95.1%
Shares outstanding beginning of period	9,305,220	1,776,760
Shares outstanding end of period	9,105,220	9,305,220
Percentage change in shares outstanding	(2.1)%	423.7%
Shares created	32,700,000	44,940,000
Shares redeemed	32,900,000	37,411,540
Per share NAV beginning of period	$23.93	$64.26
Per share NAV end of period	$20.75	$23.93
Percentage change in per share NAV	(13.3)%	(62.8)%
Percentage change in benchmark	(3.6)%	29.0%
Benchmark annualized volatility	28.9%	39.9%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 9,105,220 outstanding Shares at December 31, 2023, the decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 1,776,760 outstanding Shares at December 31, 2021 to 9,305,220 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.3% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 62.8% for the year ended December 31, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 3.6% for the year ended December 31, 2023, as compared to the benchmark’s rise of 29.0% for the year ended December 31, 2022, can be attributed to a decrease in the value of WTI Crude Oil during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$6,467,086	$134,017
Management fee	1,871,453	3,324,952
Brokerage commissions	242,865	427,485
Futures account fees	—	214,920
Non-recurring fees and expenses	—	14,792
Net realized gain (loss)	12,367,670	(108,954,702)
Change in net unrealized appreciation (depreciation)	12,181,761	18,690,259
Net income (loss)	$31,016,517	$(90,130,426)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the WTI Crude Oil, in conjunction with the timing of shareholder activity, during the year ended December 31, 2023.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$134,109,520	$242,145,130
NAV end of period	$140,963,092	$134,109,520
Percentage change in NAV	5.1%	(44.6)%
Shares outstanding beginning of period	4,966,856	978,742
Shares outstanding end of period	1,466,856	4,966,856
Percentage change in shares outstanding	(70.5)%	407.5%
Shares created	26,300,000	134,540,000
Shares redeemed	29,800,000	130,551,886
Per share NAV beginning of period	$27.00	$247.40
Per share NAV end of period	$96.10	$27.00
Percentage change in per share NAV	255.9%	(89.1)%
Percentage change in benchmark	(65.3)%	19.4%
Benchmark annualized volatility	57.1%	79.2%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 4,966,856 outstanding Shares at December 31, 2022 to 1,466,856 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 978,742 outstanding Shares at December 31, 2021 to 4,966,856 outstanding Shares at December 31, 2022.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 255.9% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 89.1% for the year ended December 31, 2022, was primarily due to appreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 65.3% for the year ended December 31, 2023, as compared to the benchmark’s rise of 19.4% for the year ended December 31, 2022, can be attributed to a decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$3,392,922	$(627,566)
Management fee	1,226,758	2,255,264
Brokerage commissions	817,632	713,500
Futures account fees	104,966	283,983
Non-recurring fees and expenses	—	10,264
Net realized gain (loss)	306,795,581	(165,453,289)
Change in net unrealized appreciation (depreciation)	(89,455,705)	72,499,952
Net income (loss)	$220,732,798	$(93,580,903)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2023.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$75,113,179	$54,263,045
NAV end of period	$39,367,550	$75,113,179
Percentage change in NAV	(47.6)%	38.4%
Shares outstanding beginning of period	2,550,000	2,100,000
Shares outstanding end of period	1,350,000	2,550,000
Percentage change in shares outstanding	(47.1)%	21.4%
Shares created	300,000	2,200,000
Shares redeemed	1,500,000	1,750,000
Per share NAV beginning of period	$29.46	$25.84
Per share NAV end of period	$29.16	$29.46
Percentage change in per share NAV	(1.0)%	14.0%
Percentage change in benchmark	3.1%	(5.9)%
Benchmark annualized volatility	7.6%	10.0%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,350,000 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 2,100,000 outstanding Shares at December 31, 2021 to 2,550,000 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV increase of 14.0% for the year ended December 31, 2022, was primarily due to depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s rise of 3.1% for the year ended December 31, 2023, as compared to the benchmark’s decline of 5.9% for the year ended December 31, 2022, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$1,746,454	$227,038
Management fee	505,085	676,052
Non-recurring fees and expenses	—	3,838
Net realized gain (loss)	(2,624,737)	7,003,039
Change in net unrealized appreciation (depreciation)	607,675	(2,241,250)
Net income (loss)	$(270,608)	$4,988,827

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2023.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$15,456,037	$26,859,844
NAV end of period	$11,795,779	$15,456,037
Percentage change in NAV	(23.7)%	(42.5)%
Shares outstanding beginning of period	496,977	846,977
Shares outstanding end of period	446,977	496,977
Percentage change in shares outstanding	(10.1)%	(41.3)%
Shares created	800,000	1,600,000
Shares redeemed	850,000	1,950,000
Per share NAV beginning of period	$31.10	$31.71
Per share NAV end of period	$26.39	$31.10
Percentage change in per share NAV	(15.2)%	(1.9)%
Percentage change in benchmark	12.8%	(0.7)%
Benchmark annualized volatility	13.2%	15.5%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from the decrease from 496,977 outstanding Shares at December 31, 2022 to 446,977 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 846,977 outstanding Shares at December 31, 2021 to 496,977 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.2% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 1.9% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s rise of 12.8% for the year ended December 31, 2023, as compared to the benchmark’s decline of 0.7% for the year ended December 31, 2022, can be attributed to an increase in the value of the futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$436,555	$(64,689)
Management fee	140,787	266,018
Brokerage commissions	4,880	10,874
Futures account fees	—	2,446
Non-recurring fees and expenses	—	1,075
Net realized gain (loss)	(2,180,686)	2,576,565
Change in net unrealized appreciation (depreciation)	347,791	146,776
Net income (loss)	$(1,396,340)	$2,658,652

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in the value of futures prices during the year ended December 31, 2023.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$31,932,799	$26,537,000
NAV end of period	$65,149,686	$31,932,799
Percentage change in NAV	104.0%	20.3%
Shares outstanding beginning of period	1,641,329	991,329
Shares outstanding end of period	3,591,329	1,641,329
Percentage change in shares outstanding	118.8%	65.6%
Shares created	11,850,000	4,200,000
Shares redeemed	9,900,000	3,550,000
Per share NAV beginning of period	$19.46	$26.77
Per share NAV end of period	$18.14	$19.46
Percentage change in per share NAV	(6.8)%	(27.3)%
Percentage change in benchmark	(0.3)%	2.6%
Benchmark annualized volatility	25.9%	31.8%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,641,329 outstanding Shares at December 31, 2022 to 3,591,329 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 991,329 outstanding Shares at December 31, 2021 to 1,641,329 outstanding

Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.8% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 27.3% for the year ended December 31, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 0.3% for the year ended December 31, 2023, as compared to the benchmark’s rise of 2.6% for the year ended December 31, 2022, can be attributed to a decrease in the value of futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$790,959	$(64,184)
Management fee	287,739	246,718
Brokerage commissions	39,452	26,948
Futures account fees	—	4,443
Non-recurring fees and expenses	—	1,106
Net realized gain (loss)	13,437,583	(1,670,159)
Change in net unrealized appreciation (depreciation)	3,537,995	(1,393,342)
Net income (loss)	$17,766,537	$(3,127,685)

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of futures prices during the year ended December 31, 2023.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$21,397,736	$24,840,784
NAV end of period	$24,010,010	$21,397,736
Percentage change in NAV	12.2%	(13.9)%
Shares outstanding beginning of period	398,580	598,580
Shares outstanding end of period	348,580	398,580
Percentage change in shares outstanding	(12.5)%	(33.4)%
Shares created	550,000	1,300,000
Shares redeemed	600,000	1,500,000
Per share NAV beginning of period	$53.68	$41.50
Per share NAV end of period	$68.88	$53.68
Percentage change in per share NAV	28.3%	29.4%
Percentage change in benchmark	(6.92)%	(12.3)%
Benchmark annualized volatility	10.27%	12.1%

During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 398,580 outstanding Shares at December 31, 2022 to 348,580 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 598,580 outstanding Shares at December 31, 2021 to 398,580 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.3% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV increase of 29.3% for the year ended December 31, 2022, was primarily due to lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 6.92% for the year ended December 31, 2023, as compared to the benchmark’s decline of 12.3% for the year ended December 31, 2022, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$818,969	$121,996
Management fee	233,492	372,853
Non-recurring fees and expenses	—	2,140
Net realized gain (loss)	2,979,874	9,123,513
Change in net unrealized appreciation (depreciation)	1,712,747	(3,892,009)
Net income (loss)	$5,511,590	$5,353,500

The Fund’s net income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2023.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$84,014,959	$112,875,680
NAV end of period	$37,866,143	$84,014,959
Percentage change in NAV	(54.9)%	(25.6)%
Shares outstanding beginning of period	2,762,403	3,687,403
Shares outstanding end of period	2,262,403	2,762,403
Percentage change in shares outstanding	(18.1)%	(25.1)%
Shares created	1,950,000	2,275,000
Shares redeemed	2,450,000	3,200,000
Per share NAV beginning of period	$30.41	$30.61
Per share NAV end of period	$16.74	$30.41
Percentage change in per share NAV	(45.0)%	(0.7)%
Percentage change in benchmark	(43.7)%	1.6%
Benchmark annualized volatility	29.3%	28.8%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,262,403 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,687,403 outstanding Shares at December 31, 2021 to 2,762,403 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.0% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 0.7% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 43.7% for the year ended December 31, 2023, as compared to the benchmark’s rise of 1.6% for the year ended December 31, 2022, can be attributed to a decrease in the value of the futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$1,832,607	$(99,925)
Management fee	499,363	809,060
Brokerage commissions	40,128	73,842
Futures account fees	40,387	73,303
Non-recurring fees and expenses	—	3,854
Net realized gain (loss)	(38,709,532)	9,333,594
Change in net unrealized appreciation (depreciation)	1,039,896	(4,146,850)
Net income (loss)	$(35,837,029)	$5,086,819

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the value of the futures prices during the year ended December 31, 2023.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$266,580,320	$269,703,164
NAV end of period	$157,321,746	$266,580,320
Percentage change in NAV	(41.0)%	(1.2)%
Shares outstanding beginning of period	4,676,565	3,566,565
Shares outstanding end of period	10,150,947	4,676,565
Percentage change in shares outstanding	117.1%	31.1%
Shares created	13,260,000	8,100,000
Shares redeemed	7,785,618	6,990,000
Per share NAV beginning of period	$57.00	$75.62
Per share NAV end of period	$15.50	$57.00
Percentage change in per share NAV	(72.8)%	(24.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%

During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset in part by an increase from 4,676,565 outstanding Shares at December 31, 2022 to 10,150,947 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,566,565 outstanding Shares at December 31, 2021 to 4,676,565 outstanding Shares at December 31, 2022.

For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 72.8% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 24.6% for the year ended December 31, 2022, was primarily due to greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.

The benchmark’s decline of 72.2% for the year ended December 31, 2023, as compared to the benchmark’s decline of 23.1% for the year ended December 31, 2022, can be attributed to a greater decrease in the value of the futures prices during the year ended December 31, 2023.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net investment income (loss)	$6,523,331	$(458,127)
Management fee	1,893,306	3,056,712
Brokerage commissions	318,288	570,374
Futures account fees	182,747	483,606
Non-recurring fees and expenses	—	15,841
Net realized gain (loss)	(275,363,159)	(35,673,890)
Change in net unrealized appreciation (depreciation)	126,426	20,377,669
Net income (loss)	$(268,713,402)	$(15,754,348)

The Fund’s net income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2023.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2023 and 2022, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2023 and 2022, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2024	5,412	$14.05	1,000	$(76,045,095)
VIX Futures (Cboe)	Short	February 2024	3,778	15.30	1,000	(57,786,021)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2023	4,215	$23.10	1,000	$(97,358,492)
VIX Futures (Cboe)	Short	February 2023	2,951	24.55	1,000	(72,433,180)

The December 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2023 and 2022, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2024	2,085	$71.84	1,000	$149,786,400
WTI Crude Oil (NYMEX)	Long	June 2024	2,185	72.12	1,000	157,582,200
WTI Crude Oil (NYMEX)	Long	December 2024	2,270	70.30	1,000	159,581,000

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$81.6342	$184,008,385
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	81.6342	228,781,478
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	81.6342	114,458,740
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	81.6342	173,660,597
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	81.6342	137,354,031

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2023	2,041	$80.45	1,000	$164,198,450
WTI Crude Oil (NYMEX)	Long	June 2023	2,149	80.20	1,000	172,349,800
WTI Crude Oil (NYMEX)	Long	December 2023	2,251	77.31	1,000	174,024,810

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.6949	$190,907,386
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.6949	237,359,151
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.6949	330,659,477
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.6949	180,171,630
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.6949	268,224,768

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2023 and 2022 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2023 and 2022, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (Cboe)	Long	March 2024	62,768	$2.33	10,000	$1,460,611,360

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2023	28,571	$4.10	10,000	$1,172,553,840

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2023 and 2022, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/19/24	6,949,921	1.0812	$7,514,530
Euro	UBS AG	Long	01/19/24	6,107,502	1.0812	6,603,566
Euro	Goldman Sachs International	Short	01/19/24	(102,000)	1.0908	(111,263)
Euro	UBS AG	Short	01/19/24	(75,000)	1.1043	(82,821)

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/23	13,074,921	1.0548	$13,791,780
Euro	UBS AG	Long	01/13/23	18,393,502	1.0553	19,411,301
Euro	UBS AG	Short	01/13/23	(11,492,000)	1.0629	(12,214,774)

The December 31, 2023 and 2022 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of December 31, 2023 and 2022 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2024	543	$2,071.80	100	$112,498,740

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$209.7737	$116,159,653
Bloomberg Gold Subindex	Goldman Sachs International	Long	209.7737	55,172,161
Bloomberg Gold Subindex	UBS AG	Long	209.7737	99,193,505

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2023	407	$1,826.20	100	$74,326,340

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$195.7868	$108,414,576
Bloomberg Gold Subindex	Goldman Sachs International	Long	195.7868	51,493,495
Bloomberg Gold Subindex	UBS AG	Long	195.7868	112,779,772

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2023 and 2022 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of December 31, 2023 and 2022 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2024	2,609	$24.09	5,000	$314,201,870

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$201.5625	$149,709,309
Bloomberg Silver Subindex	Goldman Sachs International	Long	201.5625	22,327,683
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	201.5625	151,484,700
Bloomberg Silver Subindex	UBS AG	Long	201.5625	142,576,685

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2023	2,281	$24.04	5,000	$274,176,200

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$212.8127	$178,442,142
Bloomberg Silver Subindex	Goldman Sachs International	Long	212.8127	23,573,901
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	212.8127	195,959,211
Bloomberg Silver Subindex	UBS AG	Long	212.8127	156,363,322

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2023 and 2022 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2023 and 2022, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	21,109	$14.05	1,000	$296,606,781
VIX Futures (Cboe)	Long	February 2024	14,767	15.30	1,000	225,867,172

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	23,808	$23.10	1,000	$549,919,565
VIX Futures (Cboe)	Long	February 2023	16,666	24.55	1,000	409,071,970

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of December 31, 2023 and 2022, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/19/24	4,094,365,056	0.006956	$28,479,995
Yen	UBS AG	Long	01/19/24	4,865,329,856	0.006932	33,725,255
Yen	Goldman Sachs International	Short	01/19/24	(17,917,000)	0.007066	(126,593)
Yen	UBS AG	Short	01/19/24	(446,432,000)	0.007081	(3,161,193)

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/23	2,416,807,517	0.007349	$17,760,588
Yen	UBS AG	Long	01/13/23	1,820,713,856	0.007378	13,433,499
Yen	Goldman Sachs International	Short	01/13/23	(26,985,000)	0.007453	(201,110)
Yen	UBS AG	Short	01/13/23	(585,973,000)	0.007355	(4,309,592)

The December 31, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2023 and 2022, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2024	1,688	$71.84	1,000	$(121,265,920)
WTI Crude Oil (NYMEX)	Short	June 2024	1,769	72.12	1,000	(127,580,280)
WTI Crude Oil (NYMEX)	Short	December 2024	1,836	70.30	1,000	(129,070,800)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2023	1,780	$80.45	1,000	$(143,201,000)
WTI Crude Oil (NYMEX)	Short	June 2023	1,875	80.20	1,000	(150,375,000)
WTI Crude Oil (NYMEX)	Short	December 2023	1,963	77.31	1,000	(151,759,530)

The December 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2023 and 2022, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2024	12,109	$2.33	10,000	$(281,776,430)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2023	6,533	$4.10	10,000	$(268,114,320)

The December 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2023 and 2022, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/19/24	5,315,000	1.0996	$5,844,378
Euro	UBS AG	Long	01/19/24	3,395,000	1.1019	3,740,853
Euro	Goldman Sachs International	Short	01/19/24	(41,248,263)	1.0808	(44,581,171)
Euro	UBS AG	Short	01/19/24	(38,689,199)	1.0817	(41,851,081)

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/13/23	21,858,000	1.0626	$23,226,807
Euro	Goldman Sachs International	Short	01/13/23	(68,000,263)	1.0550	(71,738,495)
Euro	UBS AG	Short	01/13/23	(94,167,199)	1.0552	(99,363,203)

The December 31, 2023 and 2022 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of December 31, 2023 and 2022 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2024	31	$2,071.80	100	$(6,422,580)

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$209.7737	$(3,943,178)
Bloomberg Gold Subindex	Goldman Sachs International	Short	209.7737	(5,167,985)
Bloomberg Gold Subindex	UBS AG	Short	209.7737	(7,993,460)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2023	35	$1,826.20	100	$(6,391,700)

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$195.7868	$(7,508,482)
Bloomberg Gold Subindex	Goldman Sachs International	Short	195.7868	(9,602,167)
Bloomberg Gold Subindex	UBS AG	Short	195.7868	(7,460,487)

The December 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2023 and 2022 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of December 31, 2023 and 2022 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2024	610	$24.09	5,000	$(73,462,300)

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$201.5625	$(22,017,624)
Bloomberg Silver Subindex	Goldman Sachs International	Short	201.5625	(9,901,355)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	201.5625	(1,365,787)
Bloomberg Silver Subindex	UBS AG	Short	201.5625	(23,534,661)

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2023	330	$24.04	5,000	$(39,666,000)

Swap Agreements as of December 31, 2022

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$212.8127	$(2,869,720)
Bloomberg Silver Subindex	Goldman Sachs International	Short	212.8127	(10,453,997)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	212.8127	(8,265,858)
Bloomberg Silver Subindex	UBS AG	Short	212.8127	(2,643,157)

The December 31, 2023 and 2022 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2023 and 2022 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of December 31, 2023 and 2022 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2023 and 2022, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/19/24	1,482,014,000	0.007038	$10,430,665
Yen	UBS AG	Long	01/19/24	346,657,000	0.007065	2,448,988
Yen	Goldman Sachs International	Short	01/19/24	(5,040,550,165)	0.006953	(35,045,374)
Yen	UBS AG	Short	01/19/24	(3,531,270,574)	0.006936	(24,493,802)

Foreign Currency Forward Contracts as of December 31, 2022

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/23	569,978,000	0.007453	$4,247,839
Yen	UBS AG	Long	01/13/23	7,644,081,000	0.007521	57,490,426
Yen	Goldman Sachs International	Short	01/13/23	(3,651,154,165)	0.007349	(26,831,531)
Yen	UBS AG	Short	01/13/23	(10,142,708,574)	0.007342	(74,472,471)

The December 31, 2023 and 2022 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2023 and 2022, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	424	$16.95	1,000	$7,187,267
VIX Futures (Cboe)	Long	May 2024	721	17.36	1,000	12,515,262
VIX Futures (Cboe)	Long	June 2024	721	17.74	1,000	12,787,800
VIX Futures (Cboe)	Long	July 2024	297	18.10	1,000	5,375,700

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	627	$25.88	1,000	$16,223,876
VIX Futures (Cboe)	Long	May 2023	1,066	26.20	1,000	27,929,200
VIX Futures (Cboe)	Long	June 2023	1,066	26.34	1,000	28,082,704
VIX Futures (Cboe)	Long	July 2023	439	26.79	1,000	11,759,537

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2023 and 2022, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2023 and 2022, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	6,347	$14.05	1,000	$89,182,966
VIX Futures (Cboe)	Long	February 2024	4,444	15.30	1,000	67,972,758

Futures Positions as of December 31, 2022

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2023	6,618	$23.10	1,000	$152,863,226
VIX Futures (Cboe)	Long	February 2023	4,632	24.55	1,000	113,693,830

The December 31, 2023 and 2022 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark. The Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half, one, one and one-half, two or three. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -2x, 1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2 — Significant Accounting Policies — Final Net Asset Value for Fiscal Period”), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning are creation/redemption activity and index rebalances.

For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for the Short Fund and UltraShort Funds will generally decrease when the Index rises on a given day, to the extent there are not offsetting factors. As a result, the Fund’s short exposure may need to be decreased. As a result, the Fund’s short exposure may need to be increased.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, September 30, 2023 and 2022, and December 31, 2023 and 2022 and the years ended December 31, 2023 and 2022 for each Fund, as applicable.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,416,842	$1,696,752	$1,851,366	$2,242,087	$7,207,047

Net realized and unrealized gain (loss)	$32,759,325	$74,875,432	$3,968,176	$50,434,582	$162,037,515
Net income (loss)	$34,176,167	$76,572,184	$5,819,542	$52,676,669	$169,244,562
Net increase (decrease) in net asset value per share	$5.02	$20.95	$1.57	$17.14	$44.68

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,296,922)	$(1,094,000)	$(90,304)	$1,031,207	$(1,450,019)

Net realized and unrealized gain (loss)	$(36,813,201)	$(47,612,992)	$10,224,384	$75,446,620	$1,244,811
Net income (loss)	$(38,110,123)	$(48,706,992)	$10,134,080	$76,477,827	$(205,208)
Net increase (decrease) in net asset value per share	$(7.01)	$(6.41)	$0.37	$10.19	$(2.85)
PROSHARES ULTRA BLOOMBERG CRUDE OIL
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$4,038,946	$4,038,791	$3,659,529	$3,723,236	$15,460,502

Net realized and unrealized gain (loss)	$(52,430,015)	$(30,875,638)	$272,727,215	$(174,633,840)	$14,787,722
Net income (loss)	$(48,391,069)	$(26,836,847)	$276,386,744	$(170,910,604)	$30,248,224
Net increase (decrease) in net asset value per share	$(3.73)	$(2.79)	$11.50	$(8.96)	$(3.98)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,224,160)	$(2,084,704)	$153,992	$2,733,247	$(2,421,625)

Net realized and unrealized gain (loss)	$704,755,947	$151,747,330	$(377,827,106)	$139,314,150	$617,990,321
Net income (loss)	$701,531,787	$149,662,626	$(377,673,114)	$142,047,397	$615,568,696
Net increase (decrease) in net asset value per share	$16.40	$3.67	$(15.40)	$4.05	$8.72
PROSHARES ULTRA BLOOMBERG NATURAL GAS*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$5,489,641	$4,920,978	$6,034,053	$5,134,182	$21,578,854

Net realized and unrealized gain (loss)	$(1,114,644,554)	$41,170,109	$(173,392,209)	$(479,605,370)	$(1,726,472,024)
Net income (loss)	$(1,109,154,913)	$46,091,087	$(167,358,156)	$(474,471,188)	$(1,704,893,170)
Net increase (decrease) in net asset value per share	$(289.32)	$(4.28)	$(15.48)	$(25.45)	$(334.53)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(516,598)	$(566,073)	$106,387	$1,741,555	$765,271

Net realized and unrealized gain (loss)	$161,084,980	$(106,297,775)	$91,328,230	$(338,782,316)	$(192,666,881)
Net income (loss)	$160,568,382	$(106,863,848)	$91,434,617	$(337,040,761)	$(191,901,610)
Net increase (decrease) in net asset value per share	$610.22	$(330.60)	$273.70	$(701.32)	$(148.00)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$72,991	$68,331	$63,747	$61,745	$266,814

Net realized and unrealized gain (loss)	$183,334	$(732)	$(484,785)	$486,969	$184,786
Net income (loss)	$256,325	$67,599	$(421,038)	$548,714	$451,600
Net increase (decrease) in net asset value per share	$0.22	$0.10	$(0.72)	$0.99	$0.59

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(15,691)	$(8,515)	$5,288	$67,100	$48,182

Net realized and unrealized gain (loss)	$(585,404)	$(727,655)	$(1,713,393)	$2,400,606	$(625,846)
Net income (loss)	$(601,095)	$(736,170)	$(1,708,105)	$2,467,706	$(577,664)
Net increase (decrease) in net asset value per share	$(0.85)	$(1.39)	$(1.51)	$1.70	$(2.05)
PROSHARES ULTRA GOLD
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,213,285	$1,502,010	$1,415,082	$1,393,196	$5,523,573

Net realized and unrealized gain (loss)	$21,488,275	$(15,686,735)	$(17,416,551)	$30,440,370	$18,825,359
Net income (loss)	$22,701,560	$(14,184,725)	$(16,001,469)	$31,833,566	$24,348,932
Net increase (decrease) in net asset value per share	$7.77	$(4.50)	$(5.61)	$11.08	$8.74

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(617,466)	$(419,722)	$191,709	$823,601	$(21,878)

Net realized and unrealized gain (loss)	$32,998,085	$(52,930,040)	$(37,603,461)	$25,100,280	$(32,435,136)
Net income (loss)	$32,380,619	$(53,349,762)	$(37,411,752)	$25,923,881	$(32,457,014)
Net increase (decrease) in net asset value per share	$7.30	$(10.53)	$(9.39)	$8.02	$(4.60)
PROSHARES ULTRA SILVER
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,476,275	$2,677,602	$2,424,022	$2,552,347	$10,130,246

Net realized and unrealized gain (loss)	$(6,391,744)	$(54,401,899)	$(30,033,136)	$38,905,327	$(51,921,452)
Net income (loss)	$(3,915,469)	$(51,724,297)	$(27,609,114)	$41,457,674	$(41,791,206)
Net increase (decrease) in net asset value per share	$(0.65)	$(4.06)	$(2.28)	$2.53	$(4.46)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,128,206)	$(695,746)	$(15,349)	$1,498,431	$(340,870)

Net realized and unrealized gain (loss)	$58,600,792	$(206,331,148)	$(55,913,842)	$160,350,498	$(43,293,700)
Net income (loss)	$57,472,586	$(207,026,894)	$(55,929,191)	$161,848,929	$(43,634,570)
Net increase (decrease) in net asset value per share	$4.22	$(14.28)	$(3.94)	$10.91	$(3.09)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,141,823	$2,581,004	$1,830,246	$1,933,071	$8,486,144

Net realized and unrealized gain (loss)	$(180,203,681)	$(471,615,533)	$(33,733,037)	$(249,182,642)	$(934,734,893)
Net income (loss)	$(178,061,858)	$(469,034,529)	$(31,902,791)	$(247,249,571)	$(926,248,749)
Net increase (decrease) in net asset value per share	$(22.44)	$(27.77)	$(2.28)	$(7.77)	$(60.26)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,585,362)	$(3,277,402)	$(396,838)	$1,286,213	$(5,973,389)

Net realized and unrealized gain (loss)	$245,978,647	$287,436,850	$(128,128,471)	$(466,239,319)	$(60,952,293)
Net income (loss)	$242,393,285	$284,159,448	$(128,525,309)	$(464,953,106)	$(66,925,682)
Net increase (decrease) in net asset value per share	$10.94	$10.13	$(16.39)	$(60.05)	$(55.37)
PROSHARES ULTRA YEN
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$89,558	$89,650	$138,386	$203,896	$521,490

Net realized and unrealized gain (loss)	$(792,875)	$(2,118,251)	$(1,577,564)	$2,385,924	$(2,102,766)
Net income (loss)	$(703,317)	$(2,028,601)	$(1,439,178)	$2,589,820	$(1,581,276)
Net increase (decrease) in net asset value per share	$(1.49)	$(5.65)	$(2.39)	$2.45	$(7.08)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(4,556)	$(4,972)	$3,923	$60,658	$55,053

Net realized and unrealized gain (loss)	$(258,588)	$(609,293)	$(1,667,271)	$2,472,535	$(62,617)
Net income (loss)	$(263,144)	$(614,265)	$(1,663,348)	$2,533,193	$(7,564)
Net increase (decrease) in net asset value per share	$(5.27)	$(8.51)	$(4.48)	$5.51	$(12.75)
PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,452,572	$1,140,772	$2,006,197	$1,867,545	$6,467,086

Net realized and unrealized gain (loss)	$38,570,997	$19,817,916	$(85,783,119)	$51,943,637	$24,549,431
Net income (loss)	$40,023,569	$20,958,688	$(83,776,922)	$53,811,182	$31,016,517
Net increase (decrease) in net asset value per share	$1.22	$0.47	$(8.76)	$3.89	$(3.18)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(585,973)	$(849,692)	$390,992	$1,178,690	$134,017

Net realized and unrealized gain (loss)	$(104,553,059)	$(67,836,886)	$143,432,834	$(61,307,332)	$(90,264,443)
Net income (loss)	$(105,139,032)	$(68,686,578)	$143,823,826	$(60,128,642)	$(90,130,426)
Net increase (decrease) in net asset value per share	$(35.10)	$(6.13)	$7.30	$(6.41)	$(40.33)
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$650,640	$782,210	$1,013,760	$946,312	$3,392,922

Net realized and unrealized gain (loss)	$138,446,168	$(12,512,257)	$33,288,197	$58,117,768	$217,339,876
Net income (loss)	$139,096,808	$(11,730,047)	$34,301,957	$59,064,080	$220,732,798
Net increase (decrease) in net asset value per share	$44.11	$(16.05)	$6.40	$34.64	$69.10

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(837,419)	$(610,379)	$(3,202)	$823,434	$(627,566)

Net realized and unrealized gain (loss)	$(202,511,379)	$(54,567,757)	$(15,351,617)	$179,477,416	$(92,953,337)
Net income (loss)	$(203,348,798)	$(55,178,136)	$(15,354,819)	$180,300,850	$(93,580,903)
Net increase (decrease) in net asset value per share	$(182.69)	$(22.06)	$(25.30)	$9.65	$(220.40)

PROSHARES ULTRASHORT EURO
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$485,552	$462,645	$412,212	$386,045	$1,746,454

Net realized and unrealized gain (loss)	$(1,266,100)	$(489,473)	$3,084,236	$(3,345,725)	$(2,017,062)
Net income (loss)	$(780,548)	$(26,828)	$3,496,448	$(2,959,680)	$(270,608)
Net increase (decrease) in net asset value per share	$(0.42)	$0.06	$2.33	$(2.27)	$(0.30)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(102,051)	$(107,923)	$25,953	$411,059	$227,038

Net realized and unrealized gain (loss)	$3,021,849	$6,104,867	$10,793,890	$(15,158,817)	$4,761,789
Net income (loss)	$2,919,798	$5,996,944	$10,819,843	$(14,747,758)	$4,988,827
Net increase (decrease) in net asset value per share	$1.46	$3.08	$4.46	$(5.38)	$3.62
PROSHARES ULTRASHORT GOLD
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$94,828	$139,578	$108,638	$93,511	$436,555

Net realized and unrealized gain (loss)	$(1,686,583)	$1,205,770	$1,184,818	$(2,536,900)	$(1,832,895)
Net income (loss)	$(1,591,755)	$1,345,348	$1,293,456	$(2,443,389)	$(1,396,340)
Net increase (decrease) in net asset value per share	$(4.22)	$2.02	$3.24	$(5.75)	$(4.71)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(61,130)	$(59,266)	$(8,664)	$64,371	$(64,689)

Net realized and unrealized gain (loss)	$(4,279,890)	$4,847,821	$5,829,774	$(3,674,364)	$2,723,341
Net income (loss)	$(4,341,020)	$4,788,555	$5,821,110	$(3,609,993)	$2,658,652
Net increase (decrease) in net asset value per share	$(4.48)	$4.32	$5.63	$(6.08)	$(0.61)
PROSHARES ULTRASHORT SILVER
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$134,207	$232,359	$245,155	$179,238	$790,959

Net realized and unrealized gain (loss)	$1,530,387	$6,762,984	$6,983,201	$1,699,006	$16,975,578
Net income (loss)	$1,664,594	$6,995,343	$7,228,356	$1,878,244	$17,766,537
Net increase (decrease) in net asset value per share	$(0.83)	$1.86	$0.95	$(3.30)	$(1.32)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(60,608)	$(51,484)	$(13,304)	$61,212	$(64,184)

Net realized and unrealized gain (loss)	$(5,584,284)	$13,264,544	$2,139,883	$(12,883,644)	$(3,063,501)
Net income (loss)	$(5,644,892)	$13,213,060	$2,126,579	$(12,822,432)	$(3,127,685)
Net increase (decrease) in net asset value per share	$(5.32)	$10.29	$2.32	$(14.60)	$(7.31)
PROSHARES ULTRASHORT YEN
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$153,388	$197,175	$215,363	$253,043	$818,969

Net realized and unrealized gain (loss)	$831,525	$4,515,794	$2,019,962	$(2,674,660)	$4,692,621
Net income (loss)	$984,913	$4,712,969	$2,235,325	$(2,421,617)	$5,511,590
Net increase (decrease) in net asset value per share	$2.30	$11.96	$7.14	$(6.20)	$15.20

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(50,421)	$(66,268)	$7,640	$231,045	$121,996

Net realized and unrealized gain (loss)	$2,621,608	$6,549,241	$5,356,002	$(9,295,347)	$5,231,504
Net income (loss)	$2,571,187	$6,482,973	$5,363,642	$(9,064,302)	$5,353,500
Net increase (decrease) in net asset value per share	$4.82	$10.74	$7.98	$(11.36)	$12.18

PROSHARES VIX MID-TERM FUTURES ETF
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$477,188	$492,463	$461,209	$401,747	$1,832,607

Net realized and unrealized gain (loss)	$(11,238,260)	$(16,618,435)	$(3,309,969)	$(6,502,972)	$(37,669,636)
Net income (loss)	$(10,761,072)	$(16,125,972)	$(2,848,760)	$(6,101,225)	$(35,837,029)
Net increase (decrease) in net asset value per share	$(3.62)	$(6.30)	$(1.07)	$(2.68)	$(13.67)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(252,097)	$(184,164)	$(1,269)	$337,605	$(99,925)

Net realized and unrealized gain (loss)	$4,317,662	$11,854,722	$2,018,937	$(13,004,577)	$5,186,744
Net income (loss)	$4,065,565	$11,670,558	$2,017,668	$(12,666,972)	$5,086,819
Net increase (decrease) in net asset value per share	$0.84	$3.84	$0.19	$(5.07)	$(0.20)
PROSHARES VIX SHORT-TERM FUTURES ETF*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,455,917	$1,765,342	$1,721,249	$1,580,823	$6,523,331

Net realized and unrealized gain (loss)	$(44,966,668)	$(148,543,165)	$(13,108,851)	$(68,618,049)	$(275,236,733)
Net income (loss)	$(43,510,751)	$(146,777,823)	$(11,387,602)	$(67,037,226)	$(268,713,402)
Net increase (decrease) in net asset value per share	$(11.84)	$(20.21)	$(1.64)	$(7.81)	$(41.50)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(952,113)	$(852,779)	$260,042	$1,086,723	$(458,127)

Net realized and unrealized gain (loss)	$40,285,843	$70,259,562	$6,241,628	$(132,083,254)	$(15,296,221)
Net income (loss)	$39,333,730	$69,406,783	$6,501,670	$(130,996,531)	$(15,754,348)
Net increase (decrease) in net asset value per share	$7.42	$8.05	$(5.58)	$(28.51)	$(18.62)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2023, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2023. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Item 9B. Other Information.

No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended December 31, 2023.

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

As of December 31, 2023, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2023, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7272 Wisconsin Avenue, 21st Floor, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Executive Director of Financial Administration.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2023, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short VIX Short-Term Futures ETF	$2,500,560
ProShares Ultra Bloomberg Crude Oil	6,801,744
ProShares Ultra Bloomberg Natural Gas	9,157,296
ProShares Ultra Euro	77,062
ProShares Ultra Gold	1,735,128
ProShares Ultra Silver	3,644,422
ProShares Ultra VIX Short-Term Futures ETF	4,392,607
ProShares Ultra Yen	145,536
ProShares UltraShort Bloomberg Crude Oil	1,871,453
ProShares UltraShort Bloomberg Natural Gas	1,226,758
ProShares UltraShort Euro	505,085
ProShares UltraShort Gold	140,787
ProShares UltraShort Silver	287,739
ProShares UltraShort Yen	233,492
ProShares VIX Mid-Term Futures ETF	499,363
ProShares VIX Short-Term Futures ETF	1,893,306

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$645,280	$680,065
Audit-Related Fees	40,200	80,700
Tax Fees	3,593,755	3,539,445
All Other Fees	—	—

Combined Trust:	$4,279,235	$4,300,210

Audit fees for the year ended December 31, 2023 consist of fees paid to PwC for the audit of the Funds’ December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2022 consist of fees paid to PwC for the audit of the Funds’ December 31, 2022 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

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

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

97.1	Dodd Frank Recoupment Policy (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL

104.1	tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: February 28, 2024

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 28, 2024

ProShares Trust II
Financial Statements as of December 31, 2023
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-1
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short VIX Short-Term Futures ETF	F-4
ProShares Ultra Bloomberg Crude Oil	F-10
ProShares Ultra Bloomberg Natural Gas	F-17
ProShares Ultra Euro	F-22
ProShares Ultra Gold	F-28
ProShares Ultra Silver	F-34
ProShares Ultra VIX Short-Term Futures ETF	F-41
ProShares Ultra Yen	F-46
ProShares UltraShort Bloomberg Crude Oil	F-52
ProShares UltraShort Bloomberg Natural Gas	F-59
ProShares UltraShort Euro	F-65
ProShares UltraShort Gold	F-71
ProShares UltraShort Silver	F-76
ProShares UltraShort Yen	F-82
ProShares VIX Mid-Term Futures ETF	F-88
ProShares VIX Short-Term Futures ETF	F-94
ProShares Trust II	F-100
Notes to Financial Statements	F-104

108
Report of Independent Registered Public Accounting Firm
To the

Sponsor of ProShares Trust II and Shareholders of each of the individual sixteen funds listed in the table below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual sixteen funds listed in the table below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”), as of December 31, 2023 and 2022,

and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”).

We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the sixteen funds listed in the table below as of December 31, 2023 and 2022
,
and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual sixteen funds listed in the table below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework
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

ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2023 and 2022, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023

(b)
Combined statements of financial condition as of December 31, 2023 and 2022, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023

F-1

Basis for Opinions
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

F-2

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
Columbus, Ohio
February 28, 2024
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

F-3

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $109,391,681 and $144,283,581, respectively)	$109,410,342	$144,307,676
Cash	54,492,235	6,852,395
Segregated cash balances with brokers for futures contracts	88,647,616	127,094,546
Receivable on open futures contracts	30,330,665	67,086,947
Interest receivable	456,930	475,930

Total assets	283,337,788	345,817,494

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,522,316	5,861,814
Payable on open futures contracts	372,680	—
Brokerage commissions and futures account fees payable	9,571	21,576
Payable to Sponsor	248,862	342,466

Total liabilities	16,153,429	6,225,856

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	267,184,359	339,591,638

Total liabilities and shareholders’ equity	$283,337,788	$345,817,494

Shares outstanding	2,584,307	5,784,307

Net asset value per share	$103.39	$58.71

Market value per share (Note 2)	$103.40	$58.68

See accompanying notes to financial statements.

F-
4

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(41% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$25,000,000	$24,941,223
5.345% due 02/01/24	50,000,000	49,780,000
5.417% due 02/20/24	15,000,000	14,892,507
5.382% due 03/12/24	20,000,000	19,796,612

Total short-term U.S. government and agency obligations (cost $109,391,681)		$109,410,342

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2024	5,412	$76,045,095	$10,168,009
VIX Futures - Cboe, expires February 2024	3,778	57,786,021	2,472,615

			$12,640,624

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-
5

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

F-
6

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$10,251,068	$3,512,477	$101,467

Expenses
Management fee	2,500,560	3,901,784	4,358,107
Brokerage commissions	543,461	663,288	848,956
Futures account fees	—	381,085	1,036,798
Non-recurring fees and expenses	—	16,339	—

Total expenses	3,044,021	4,962,496	6,243,861

Net investment income (loss)	7,207,047	(1,450,019)	(6,142,394)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	160,516,553	21,454,600	194,879,700
Short-term U.S. government and agency obligations	(21,847)	(86,512)	118,624

Net realized gain (loss)	160,494,706	21,368,088	194,998,324

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,548,243	(20,182,897)	22,926,495
Short-term U.S. government and agency obligations	(5,434)	59,620	(36,437)

Change in net unrealized appreciation (depreciation)	1,542,809	(20,123,277)	22,890,058

Net realized and unrealized gain (loss)	162,037,515	1,244,811	217,888,382

Net income (loss)	$169,244,562	$(205,208)	$211,745,988

See accompanying notes to financial statements.

F-
7

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$339,591,638	$423,812,594	$409,371,468

Addition of 4,100,000, 7,150,000 and 5,100,000 shares, respectively	282,356,336	366,101,636	242,419,979
Redemption of 7,300,000, 8,250,000 and 8,100,000 shares, respectively	(524,008,177)	(450,117,384)	(439,724,841)

Net addition (redemption) of (3,200,000), (1,100,000) and (3,000,000) shares, respectively	(241,651,841)	(84,015,748)	(197,304,862)

Net investment income (loss)	7,207,047	(1,450,019)	(6,142,394)
Net realized gain (loss)	160,494,706	21,368,088	194,998,324
Change in net unrealized appreciation (depreciation)	1,542,809	(20,123,277)	22,890,058

Net income (loss)	169,244,562	(205,208)	211,745,988

Shareholders’ equity, end of period	$267,184,359	$339,591,638	$423,812,594

See accompanying notes to financial statements.

F-
8

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$169,244,562	$(205,208)	$211,745,988
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(756,847,632)	(1,562,961,162)	(619,782,627)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	796,473,442	1,567,832,801	542,110,382
Net amortization and accretion on short-term U.S. government and agency obligations	(4,755,757)	(1,390,488)	(61,648)
Net realized (gain) loss on investments	21,847	86,512	(118,624)
Change in unrealized (appreciation) depreciation on investments	5,434	(59,620)	36,437
Decrease (Increase) in receivable on open futures contracts	36,756,282	32,457,391	(25,317,513)
Decrease (Increase) in interest receivable	19,000	(473,062)	1,516
Increase (Decrease) in payable to Sponsor	(93,604)	10,593	5,307
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,005)	(82,736)	(10,210)
Increase (Decrease) in payable on open futures contracts	372,680	—	(996,159)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(1,353)

Net cash provided by (used in) operating activities	241,184,249	35,215,021	107,611,496

Cash flow from financing activities
Proceeds from addition of shares	282,356,336	366,101,636	242,419,979
Payment on shares redeemed	(514,347,675)	(450,380,700)	(433,599,711)

Net cash provided by (used in) financing activities	(231,991,339)	(84,279,064)	(191,179,732)

Net increase (decrease) in cash	9,192,910	(49,064,043)	(83,568,236)
Cash, beginning of period	133,946,941	183,010,984	266,579,220

Cash, end of period	$143,139,851	$133,946,941	$183,010,984

See accompanying notes to financial statements.

F-
9

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $233,435,026 and $313,413,683, respectively)	$233,476,941	$313,465,007
Cash	123,662,313	224,296,858
Segregated cash balances with brokers for futures contracts	70,781,753	76,813,658
Segregated cash balances with brokers for swap agreements	203,734,760	175,489,745
Unrealized appreciation on swap agreements	17,954,935	74,159,577
Receivable from capital shares sold	5,255,022	—
Receivable on open futures contracts	—	8,466,027
Interest receivable	568,017	618,549

Total assets	655,433,741	873,309,421

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	13,545,014
Payable on open futures contracts	2,099,944	—
Brokerage commissions and futures account fees payable	5,682	7,154
Payable to Sponsor	534,678	662,979

Total liabilities	2,640,304	14,215,147

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	652,793,437	859,094,274

Total liabilities and shareholders’ equity	$655,433,741	$873,309,421

Shares outstanding	24,843,096	28,393,096

Net asset value per share	$26.28	$30.26

Market value per share (Note 2)	$26.10	$30.31

See accompanying notes to financial statements.

F-
10

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$40,000,000	$39,905,956
5.345% due 02/01/24 †	70,000,000	69,692,000
5.417% due 02/20/24 †	50,000,000	49,641,690
5.382% due 03/12/24	75,000,000	74,237,295

Total short-term U.S. government and agency obligations
(cost $233,435,026)		$233,476,941

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2024	2,085	$149,786,400	$(584,505)
WTI Crude Oil - NYMEX, expires June 2024	2,185	157,582,200	2,237,052
WTI Crude Oil - NYMEX, expires December 2024	2,270	159,581,000	(5,167,779)

			$(3,515,232)

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/08/24	$184,008,385	$3,938,035
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/08/24	228,781,478	4,896,240
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/08/24	114,458,740	2,449,576
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/08/24	173,660,597	3,727,284
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/08/24	137,354,031	2,943,800

			Total Unrealized Appreciation	$17,954,935

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

F-
11

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

F-1
2

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$22,579,489	$8,777,690	$488,829

Expenses
Management fee	6,801,744	10,254,003	10,774,039
Brokerage commissions	317,243	512,547	871,807
Futures account fees	—	400,349	798,214
Non-recurring fees and expenses	—	32,416	27,975

Total expenses	7,118,987	11,199,315	12,472,035

Net investment income (loss)	15,460,502	(2,421,625)	(11,983,206)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	62,486,794	466,568,654	696,172,213
Swap agreements	38,380,744	262,267,915	256,577,496
Short-term U.S. government and agency obligations	(58,817)	(7,789)	76,422

Net realized gain (loss)	100,808,721	728,828,780	952,826,131

Change in net unrealized appreciation (depreciation) on
Futures contracts	(29,806,948)	(121,163,809)	2,891,486
Swap agreements	(56,204,642)	10,231,284	45,686,098
Short-term U.S. government and agency obligations	(9,409)	94,066	(44,983)

Change in net unrealized appreciation (depreciation)	(86,020,999)	(110,838,459)	48,532,601

Net realized and unrealized gain (loss)	14,787,722	617,990,321	1,001,358,732

Net income (loss)	$30,248,224	$615,568,696	$989,375,526

See accompanying notes to financial statements.

F-1
3

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$859,094,274	$1,103,783,570	$902,739,250

Addition of 47,050,000, 31,700,000 and 29,200,000 shares, respectively	1,174,232,354	1,045,684,983	448,859,664
Redemption of 50,600,000, 54,550,000 and 77,200,000 shares, respectively	(1,410,781,415)	(1,905,942,975)	(1,237,190,870)

Net addition (redemption) of (3,550,000), (22,850,000) and (48,000,000) shares, respectively	(236,549,061)	(860,257,992)	(788,331,206)

Net investment income (loss)	15,460,502	(2,421,625)	(11,983,206)
Net realized gain (loss)	100,808,721	728,828,780	952,826,131
Change in net unrealized appreciation (depreciation)	(86,020,999)	(110,838,459)	48,532,601

Net income (loss)	30,248,224	615,568,696	989,375,526

Shareholders’ equity, end of period	$652,793,437	$859,094,274	$1,103,783,570

See accompanying notes to financial statements.

F-1
4

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$30,248,224	$615,568,696	$989,375,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,464,242,100)	(25,166,543,607)	(2,786,468,099)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	9,559,522,567	25,708,412,141	2,158,071,076
Net amortization and accretion on short-term U.S. government and agency obligations	(15,360,627)	(6,489,697)	(330,711)
Net realized (gain) loss on investments	58,817	7,789	(76,422)
Change in unrealized (appreciation) depreciation on investments	56,214,051	(10,325,350)	(45,641,115)
Decrease (Increase) in receivable on open futures contracts	8,466,027	(8,466,027)	1,611,608
Decrease (Increase) in interest receivable	50,532	(615,026)	17,865
Increase (Decrease) in payable to Sponsor	(128,301)	(187,986)	122,010
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,472)	(17,523)	24,677
Increase (Decrease) in payable on open futures contracts	2,099,944	(25,317,560)	25,317,560
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(37,042)

Net cash provided by (used in) operating activities	176,927,662	1,106,025,850	341,986,933

Cash flow from financing activities
Proceeds from addition of shares	1,168,977,332	1,045,684,983	448,859,664
Payment on shares redeemed	(1,424,326,429)	(1,892,397,961)	(1,240,818,804)

Net cash provided by (used in) financing activities	(255,349,097)	(846,712,978)	(791,959,140)

Net increase (decrease) in cash	(78,421,435)	259,312,872	(449,972,207)
Cash, beginning of period	476,600,261	217,287,389	667,259,596

Cash, end of period	$398,178,826	$476,600,261	$217,287,389

See accompanying notes to financial statements.

F-1
5

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,445,510 and $263,209,299, respectively)	$64,459,117	$263,260,158
Cash	326,252,692	13,689,494
Segregated cash balances with brokers for futures contracts	256,589,331	163,045,170
Receivable from capital shares sold	4,281,925	—
Receivable on open futures contracts	117,168,017	149,650,221
Interest receivable	1,925,643	653,922

Total assets	770,676,725	590,298,965

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,366,361	1,826,653
Payable on open futures contracts	20,739,542	1,835,443
Brokerage commissions and futures account fees payable	52,349	35,242
Payable to Sponsor	625,665	450,514

Total liabilities	40,783,917	4,147,852

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	729,892,808	586,151,113

Total liabilities and shareholders’ equity	$770,676,725	$590,298,965

Shares outstanding (Note 1)	25,568,544	1,614,376

Net asset value per share (Note 1)	$28.55	$363.08

Market value per share (Note 1) (Note 2)	$28.44	$355.60

See accompanying notes to financial statements.

F-1
6

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(9% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.417% due 02/20/24	$40,000,000	$39,713,352
5.382% due 03/12/24	25,000,000	24,745,765

Total short-term U.S. government and agency obligations
(cost $64,445,510)		$64,459,117

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2024	62,768	$1,460,611,360	$43,607,070

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-1
7

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(45% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$35,000,000	$34,997,046
4.037% due 02/07/23	40,000,000	39,847,752
4.268% due 02/23/23	65,000,000	64,609,103
4.258% due 03/09/23	50,000,000	49,617,675
4.401% due 04/04/23	75,000,000	74,188,582

Total short-term U.S. government and agency obligations
(cost $263,209,299)		$263,260,158

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2023	28,571	$1,172,553,840	$(310,613,969)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-1
8

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$34,926,670	$4,362,018	$50,091

Expenses
Management fee	9,157,296	2,676,608	1,031,508
Brokerage commissions	3,527,713	626,331	352,618
Futures account fees	662,807	278,411	275,824
Non-recurring fees and expenses	—	15,397	—

Total expenses	13,347,816	3,596,747	1,659,950

Net investment income (loss)	21,578,854	765,271	(1,609,859)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,054,254,551)	109,680,104	(51,858,807)
Swap agreements	(26,402,152)	—	—
Short-term U.S. government and agency obligations	892	(4,317)	8,324

Net realized gain (loss)	(2,080,655,811)	109,675,787	(51,850,483)

Change in net unrealized appreciation (depreciation) on
Futures contracts	354,221,039	(302,407,808)	(14,706,882)
Short-term U.S. government and agency obligations	(37,252)	65,140	(14,585)

Change in net unrealized appreciation (depreciation)	354,183,787	(302,342,668)	(14,721,467)

Net realized and unrealized gain (loss)	(1,726,472,024)	(192,666,881)	(66,571,950)

Net income (loss)	$(1,704,893,170)	$(191,901,610)	$(68,181,809)

See accompanying notes to financial statements.

9

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$586,151,113	$193,892,178	$169,800,371

Addition of 68,615,000, 3,167,500 and 767,500 shares, respectively (Note 1)	4,896,232,861	2,558,661,553	613,708,303
Redemption of 44,660,832, 1,932,500 and 792,500 shares, respectively (Note 1)	(3,047,597,996)	(1,974,501,008)	(521,434,687)

Net addition (redemption) of 23,954,168, 1,235,000 and (25,000) shares, respectively (Note 1)	1,848,634,865	584,160,545	92,273,616

Net investment income (loss)	21,578,854	765,271	(1,609,859)
Net realized gain (loss)	(2,080,655,811)	109,675,787	(51,850,483)
Change in net unrealized appreciation (depreciation)	354,183,787	(302,342,668)	(14,721,467)

Net income (loss)	(1,704,893,170)	(191,901,610)	(68,181,809)

Shareholders’ equity, end of period	$729,892,808	$586,151,113	$193,892,178

See accompanying notes to financial statements.

F-
20

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,704,893,170)	$(191,901,610)	$(68,181,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,178,803,468)	(2,226,855,145)	(289,900,679)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	11,391,373,123	2,056,848,583	229,000,330
Net amortization and accretion on short-term U.S. government and agency obligations	(13,804,974)	(2,270,335)	(28,461)
Net realized (gain) loss on investments	(892)	4,317	(8,324)
Change in unrealized (appreciation) depreciation on investments	37,252	(65,140)	14,585
Decrease (Increase) in receivable on open futures contracts	32,482,204	(115,651,601)	(20,222,769)
Decrease (Increase) in interest receivable	(1,271,721)	(652,792)	3,196
Increase (Decrease) in payable to Sponsor	175,151	303,324	7,735
Increase (Decrease) in brokerage commissions and futures account fees payable	17,107	(28,386)	63,628
Increase (Decrease) in payable on open futures contracts	18,904,099	(3,568,215)	5,403,658
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(416)

Net cash provided by (used in) operating activities	(1,455,785,289)	(483,837,000)	(143,849,326)

Cash flow from financing activities
Proceeds from addition of shares	4,891,950,936	2,579,110,294	593,259,562
Payment on shares redeemed	(3,030,058,288)	(1,972,674,355)	(532,567,233)

Net cash provided by (used in) financing activities	1,861,892,648	606,435,939	60,692,329

Net increase (decrease) in cash	406,107,359	122,598,939	(83,156,997)
Cash, beginning of period	176,734,664	54,135,725	137,292,722

Cash, end of period	$582,842,023	$176,734,664	$54,135,725

See accompanying notes to financial statements.

F-
2
1

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$6,162,459	$9,156,418
Segregated cash balances with brokers for foreign currency forward contracts	623,000	1,103,000
Unrealized appreciation on foreign currency forward contracts	308,424	514,115
Interest receivable	27,219	40,421

Total assets	7,121,102	10,813,954

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,612	10,833
Unrealized depreciation on foreign currency forward contracts	1,475	98,459

Total liabilities	7,087	109,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,114,015	10,704,662

Total liabilities and shareholders’ equity	$7,121,102	$10,813,954

Shares outstanding	600,000	950,000

Net asset value per share	$11.86	$11.27

Market value per share (Note 2)	$11.84	$11.26

See accompanying notes to financial statements.

F-2
2

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/19/24	6,949,921	$7,678,634	$164,104
Euro with UBS AG	01/19/24	6,107,502	6,747,886	144,320

			Total Unrealized Appreciation	$308,424

Contracts to Sell
Euro with Goldman Sachs International	01/19/24	(102,000)	$(112,695)	$(1,432)
Euro with UBS AG	01/19/24	(75,000)	(82,864)	(43)

			Total Unrealized Depreciation	$(1,475)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-2
3

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

F-2
4

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$343,876	$149,251	$1,922

Expenses
Management fee	77,062	100,481	37,450
Non-recurring fees and expenses	—	588	—

Total expenses	77,062	101,069	37,450

Net investment income (loss)	266,814	48,182	(35,528)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	293,493	(953,353)	(500,185)
Short-term U.S. government and agency obligations	—	(5,949)	1,250

Net realized gain (loss)	293,493	(959,302)	(498,935)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(108,707)	333,004	(6,084)
Short-term U.S. government and agency obligations	—	452	(452)

Change in net unrealized appreciation (depreciation)	(108,707)	333,456	(6,536)

Net realized and unrealized gain (loss)	184,786	(625,846)	(505,471)

Net income (loss)	$451,600	$(577,664)	$(540,999)

See accompanying notes to financial statements.

F-2
5

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$10,704,662	$8,659,095	$4,737,350

Addition of 300,000, 1,550,000 and 500,000 shares, respectively	3,458,223	16,600,027	6,745,474
Redemption of 650,000, 1,250,000 and 150,000 shares, respectively	(7,500,470)	(13,976,796)	(2,282,730)

Net addition (redemption) of (350,000), 300,000 and 350,000 shares, respectively	(4,042,247)	2,623,231	4,462,744

Net investment income (loss)	266,814	48,182	(35,528)
Net realized gain (loss)	293,493	(959,302)	(498,935)
Change in net unrealized appreciation (depreciation)	(108,707)	333,456	(6,536)

Net income (loss)	451,600	(577,664)	(540,999)

Shareholders’ equity, end of period	$7,114,015	$10,704,662	$8,659,095

See accompanying notes to financial statements.

F-2
6

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$451,600	$(577,664)	$(540,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(5,984,289)	(4,997,449)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	6,988,249	4,001,250
Net amortization and accretion on short-term U.S. government and agency obligations	—	(11,779)	(681)
Net realized (gain) loss on investments	—	5,949	(1,250)
Change in unrealized (appreciation) depreciation on investments	108,707	(333,456)	6,536
Decrease (Increase) in interest receivable	13,202	(40,268)	9
Increase (Decrease) in payable to Sponsor	(5,221)	6,987	221
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(15)

Net cash provided by (used in) operating activities	568,288	53,729	(1,532,378)

Cash flow from financing activities
Proceeds from addition of shares	3,458,223	16,600,027	6,745,474
Payment on shares redeemed	(7,500,470)	(13,976,796)	(2,282,730)

Net cash provided by (used in) financing activities	(4,042,247)	2,623,231	4,462,744

Net increase (decrease) in cash	(3,473,959)	2,676,960	2,930,366
Cash, beginning of period	10,259,418	7,582,458	4,652,092

Cash, end of period	$6,785,459	$10,259,418	$7,582,458

See accompanying notes to financial statements.

F-2
7

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,496,177 and $129,100,287, respectively)	$59,507,594	$129,123,489
Cash	92,898,206	16,568,417
Segregated cash balances with brokers for futures contracts	4,523,500	2,611,350
Segregated cash balances with brokers for swap agreements	31,930,271	18,730,000
Unrealized appreciation on swap agreements	3,078,593	6,496,466
Receivable on open futures contracts	—	8,169
Interest receivable	276,736	126,595

Total assets	192,214,900	173,664,486

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	564,042	—
Payable to Sponsor	148,835	140,350

Total liabilities	712,877	140,350

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	191,502,023	173,524,136

Total liabilities and shareholders’ equity	$192,214,900	$173,664,486

Shares outstanding	3,000,000	3,150,000

Net asset value per share	$63.83	$55.09

Market value per share (Note 2)	$63.87	$55.27

See accompanying notes to financial statements.

F-2
8

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(31% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.345% due 02/01/24	$10,000,000	$9,956,000
5.417% due 02/20/24 †	20,000,000	19,856,676
5.382% due 03/12/24 †	30,000,000	29,694,918

Total short-term U.S. government and agency obligations
(cost $59,496,177)		$59,507,594

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures – COMEX, expires February 2024	543	$112,498,740	$4,096,275
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/08/24	$116,159,653	$1,321,903
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/08/24	55,172,161	627,862
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/08/24	99,193,505	1,128,828

			Total Unrealized Appreciation	$3,078,593

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

9

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

F-
30

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$7,285,355	$2,321,780	$92,581
Expenses
Management fee	1,735,128	2,259,459	2,262,422
Brokerage commissions	26,654	49,272	41,241
Futures account fees	—	28,169	77,793
Non-recurring fees and expenses	—	6,758	—

Total expenses	1,761,782	2,343,658	2,381,456

Net investment income (loss)	5,523,573	(21,878)	(2,288,875)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	849,905	(23,226,760)	(12,433,003)
Swap agreements	20,579,249	(9,683,190)	(18,911,561)
Short-term U.S. government and agency obligations	(28,324)	(708)	20,618

Net realized gain (loss)	21,400,830	(32,910,658)	(31,323,946)

Change in net unrealized appreciation (depreciation) on
Futures contracts	854,187	2,587,194	(1,991,980)
Swap agreements	(3,417,873)	(2,142,722)	3,498,208
Short-term U.S. government and agency obligations	(11,785)	31,050	(9,032)

Change in net unrealized appreciation (depreciation)	(2,575,471)	475,522	1,497,196

Net realized and unrealized gain (loss)	18,825,359	(32,435,136)	(29,826,750)

Net income (loss)	$24,348,932	$(32,457,014)	$(32,115,625)

See accompanying notes to financial statements.

F-
31

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$173,524,136	$232,780,534	$263,540,473

Addition of 1,000,000, 1,750,000 and 1,350,000 shares, respectively	60,924,667	110,166,409	80,907,462
Redemption of 1,150,000, 2,500,000 and 1,350,000 shares, respectively	(67,295,712)	(136,965,793)	(79,551,776)

Net addition (redemption) of (150,000), (750,000) and – shares, respectively	(6,371,045)	(26,799,384)	1,355,686

Net investment income (loss)	5,523,573	(21,878)	(2,288,875)
Net realized gain (loss)	21,400,830	(32,910,658)	(31,323,946)
Change in net unrealized appreciation (depreciation)	(2,575,471)	475,522	1,497,196

Net income (loss)	24,348,932	(32,457,014)	(32,115,625)

Shareholders’ equity, end of period	$191,502,023	$173,524,136	$232,780,534

See accompanying notes to financial statements.

F-3
2

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$24,348,932	$(32,457,014)	$(32,115,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(995,083,303)	(1,097,341,793)	(630,901,758)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,069,750,481	1,177,997,412	498,020,144
Net amortization and accretion on short-term U.S. government and agency obligations	(5,091,392)	(1,792,446)	(63,653)
Net realized (gain) loss on investments	28,324	708	(20,618)
Change in unrealized (appreciation) depreciation on investments	3,429,658	2,111,672	(3,489,176)
Decrease (Increase) in receivable on open futures contracts	8,169	936,475	(795,860)
Decrease (Increase) in interest receivable	(150,141)	(125,905)	5,841
Increase (Decrease) in payable to Sponsor	8,485	(38,006)	(28,038)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(4,034)	4,034
Increase (Decrease) in payable on open futures contracts	564,042	—	—
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(1,004)

Net cash provided by (used in) operating activities	97,813,255	49,287,069	(169,385,713)

Cash flow from financing activities
Proceeds from addition of shares	60,924,667	110,166,409	80,907,462
Payment on shares redeemed	(67,295,712)	(136,965,793)	(79,551,776)

Net cash provided by (used in) financing activities	(6,371,045)	(26,799,384)	1,355,686

Net increase (decrease) in cash	91,442,210	22,487,685	(168,030,027)
Cash, beginning of period	37,909,767	15,422,082	183,452,109

Cash, end of period	$129,351,977	$37,909,767	$15,422,082

See accompanying notes to financial statements.

F-3
3

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $114,255,151 and $228,617,421, respectively)	$114,276,025	$228,657,634
Cash	160,468,637	74,136,821
Segregated cash balances with brokers for futures contracts	23,499,000	19,452,250
Segregated cash balances with brokers for swap agreements	95,226,292	56,423,000
Unrealized appreciation on swap agreements	—	39,224,212
Receivable from capital shares sold	2,728,828	—
Interest receivable	598,623	300,712

Total assets	396,797,405	418,194,629

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,615,382
Payable on open futures contracts	3,503,958	1,948,902
Payable to Sponsor	319,853	344,467
Unrealized depreciation on swap agreements	2,827,221	—

Total liabilities	6,651,032	3,908,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	390,146,373	414,285,878

Total liabilities and shareholders’ equity	$396,797,405	$418,194,629

Shares outstanding	14,296,526	13,046,526

Net asset value per share	$27.29	$31.75

Market value per share (Note 2)	$27.17	$32.00

See accompanying notes to financial statements.

F-3
4

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$40,000,000	$39,905,956
5.345% due 02/01/24 †	10,000,000	9,956,000
5.417% due 02/20/24 †	25,000,000	24,820,845
5.382% due 03/12/24 †	40,000,000	39,593,224

Total short-term U.S. government and agency obligations (cost $114,255,151)		$114,276,025

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures – COMEX, expires March 2024	2,609	$314,201,870	$12,400,748
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/08/24	$149,709,309	$(906,324)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/08/24	22,327,683	(135,877)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/08/24	151,484,700	(921,875)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/08/24	142,576,685	(863,145)

			Total Unrealized Depreciation	$(2,827,221)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

F-3
5

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(55% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$50,000,000	$49,995,780
4.037% due 02/07/23	30,000,000	29,885,814
4.268% due 02/23/23 †	50,000,000	49,699,310
4.258% due 03/09/23 †	50,000,000	49,617,675
4.401% due 04/04/23 †	50,000,000	49,459,055

Total short-term U.S. government and agency obligations (cost $228,617,421)		$228,657,634

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures – COMEX, expires March 2023	2,281	$274,176,200	$29,426,574
Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/23	$178,442,142	$12,628,472
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/23	23,573,901	1,667,621
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/23	195,959,211	13,862,180
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/23	156,363,322	11,065,939

			Total Unrealized Appreciation	$39,224,212

†	All or partial amount pledged as collateral for swap agreements.
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

F-3
6

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$13,905,665	$3,844,119	$261,655

Expenses
Management fee	3,644,422	4,008,030	5,912,386
Brokerage commissions	130,997	135,647	145,545
Futures account fees	—	26,693	296,749
Non-recurring fees and expenses	—	14,619	—

Total expenses	3,775,419	4,184,989	6,354,680

Net investment income (loss)	10,130,246	(340,870)	(6,093,025)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(223,436)	(11,586,506)	(37,880,546)
Swap agreements	7,445,439	(57,315,486)	(134,594,684)
Short-term U.S. government and agency obligations	(46,857)	(7,717)	27,351

Net realized gain (loss)	7,175,146	(68,909,709)	(172,447,879)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(17,025,826)	26,920,029	(34,683,667)
Swap agreements	(42,051,433)	(1,367,487)	(16,160,967)
Short-term U.S. government and agency obligations	(19,339)	63,467	(29,992)

Change in net unrealized appreciation (depreciation)	(59,096,598)	25,616,009	(50,874,626)

Net realized and unrealized gain (loss)	(51,921,452)	(43,293,700)	(223,322,505)

Net income (loss)	$(41,791,206)	$(43,634,570)	$(229,415,530)

See accompanying notes to financial statements.

F-3
7

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$414,285,878	$515,453,594	$745,304,028

Addition of 7,100,000, 6,350,000 and 4,500,000 shares, respectively	187,169,422	169,562,602	206,892,549
Redemption of 5,850,000, 8,100,000 and 4,400,000 shares, respectively	(169,517,721)	(227,095,748)	(207,327,453)

Net addition (redemption) of 1,250,000, (1,750,000) and 100,000 shares, respectively	17,651,701	(57,533,146)	(434,904)

Net investment income (loss)	10,130,246	(340,870)	(6,093,025)
Net realized gain (loss)	7,175,146	(68,909,709)	(172,447,879)
Change in net unrealized appreciation (depreciation)	(59,096,598)	25,616,009	(50,874,626)

Net income (loss)	(41,791,206)	(43,634,570)	(229,415,530)

Shareholders’ equity, end of period	$390,146,373	$414,285,878	$515,453,594

See accompanying notes to financial statements.

F-3
8

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(41,791,206)	$(43,634,570)	$(229,415,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,963,529,540)	(5,011,869,884)	(1,706,698,844)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,087,588,221	5,237,963,012	1,500,025,772
Net amortization and accretion on short-term U.S. government and agency obligations	(9,743,268)	(2,822,030)	(208,562)
Net realized (gain) loss on investments	46,857	7,717	(27,351)
Change in unrealized (appreciation) depreciation on investments	42,070,772	1,304,020	16,190,959
Decrease (Increase) in receivable on open futures contracts	—	1,384,919	(1,384,919)
Decrease (Increase) in interest receivable	(297,911)	(299,130)	9,116
Increase (Decrease) in payable to Sponsor	(24,614)	(48,021)	(147,498)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(9,833)	9,833
Increase (Decrease) in payable on open futures contracts	1,555,056	1,948,902	(2,312,939)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(2,360)

Net cash provided by (used in) operating activities	115,874,367	183,925,102	(423,962,323)

Cash flow from financing activities
Proceeds from addition of shares	184,440,594	169,562,602	206,892,549
Payment on shares redeemed	(171,133,103)	(228,964,136)	(203,843,683)

Net cash provided by (used in) financing activities	13,307,491	(59,401,534)	3,048,866

Net increase (decrease) in cash	129,181,858	124,523,568	(420,913,457)
Cash, beginning of period	150,012,071	25,488,503	446,401,960

Cash, end of period	$279,193,929	$150,012,071	$25,488,503

See accompanying notes to financial statements.

9

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $34,728,989, respectively)	$—	$34,732,372
Cash	86,615,956	71,086,482
Segregated cash balances with brokers for futures contracts	210,845,154	323,761,025
Receivable on open futures contracts	50,510,206	209,470,270
Interest receivable	924,148	1,246,402

Total assets	348,895,464	640,296,551

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	348,988
Brokerage commissions and futures account fees payable	36,088	58,772
Payable to Sponsor	303,633	570,429

Total liabilities	339,721	978,189

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	348,555,743	639,318,362

Total liabilities and shareholders’ equity	$348,895,464	$640,296,551

Shares outstanding (Note 1)	41,324,459	9,307,842

Net asset value per share (Note 1)	$8.43	$68.69

Market value per share (Note 1) (Note 2)	$8.44	$68.60

See accompanying notes to financial statements.

F-
40

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2024	21,109	$296,606,781	$(21,045,144)
VIX Futures - Cboe, expires February 2024	14,767	225,867,172	(10,138,767)

			$(31,183,911)

See accompanying notes to financial statements.

F-
41

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

F-4
2

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$15,951,926	$8,744,418	$249,487

Expenses
Management fee	4,392,607	8,937,342	11,128,589
Brokerage commissions	2,596,882	3,993,956	5,427,481
Futures account fees	476,293	1,749,320	3,850,402
Non-recurring fees and expenses	—	37,189	—

Total expenses	7,465,782	14,717,807	20,406,472

Net investment income (loss)	8,486,144	(5,973,389)	(20,156,985)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(940,116,773)	(173,487,606)	(1,860,561,641)
Swap agreements	—	22,556,586	(122,952,954)
Short-term U.S. government and agency obligations	13,721	(368,413)	99,746

Net realized gain (loss)	(940,103,052)	(151,299,433)	(1,983,414,849)

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,371,542	89,801,304	(77,832,091)
Swap agreements	—	477,437	(452,630)
Short-term U.S. government and agency obligations	(3,383)	68,399	(70,194)

Change in net unrealized appreciation (depreciation)	5,368,159	90,347,140	(78,354,915)

Net realized and unrealized gain (loss)	(934,734,893)	(60,952,293)	(2,061,769,764)

Net income (loss)	$(926,248,749)	$(66,925,682)	$(2,081,926,749)

See accompanying notes to financial statements.

F-4
3

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$639,318,362	$816,679,636	$1,356,204,199

Addition of 62,810,000, 27,415,000 and 13,523,500 shares, respectively (Note 1)	1,481,923,040	3,377,960,087	4,325,482,924
Redemption of 30,793,383, 24,690,000 and 8,211,967 shares, respectively (Note 1)	(846,436,910)	(3,488,395,679)	(2,783,080,738)

Net addition (redemption) of 32,016,617, 2,725,000 and 5,311,533 shares, respectively (Note 1)	635,486,130	(110,435,592)	1,542,402,186

Net investment income (loss)	8,486,144	(5,973,389)	(20,156,985)
Net realized gain (loss)	(940,103,052)	(151,299,433)	(1,983,414,849)
Change in net unrealized appreciation (depreciation)	5,368,159	90,347,140	(78,354,915)

Net income (loss)	(926,248,749)	(66,925,682)	(2,081,926,749)

Shareholders’ equity, end of period	$348,555,743	$639,318,362	$816,679,636

See accompanying notes to financial statements.

F-4
4

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(926,248,749)	$(66,925,682)	$(2,081,926,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,592,777,850)	(6,484,457,979)	(1,538,510,892)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,630,711,623	6,673,261,241	1,562,047,456
Net amortization and accretion on short-term U.S. government and agency obligations	(3,191,063)	(2,175,055)	(171,636)
Net realized (gain) loss on investments	(13,721)	368,413	(99,746)
Change in unrealized (appreciation) depreciation on investments	3,383	(545,836)	522,824
Decrease (Increase) in receivable on open futures contracts	158,960,064	(175,872,582)	(17,175,176)
Decrease (Increase) in interest receivable	322,254	(1,241,342)	1,994
Increase (Decrease) in payable to Sponsor	(266,796)	(41,407)	(428,746)
Increase (Decrease) in brokerage commissions and futures account fees payable	(22,684)	(109,083)	(317,184)
Increase (Decrease) in payable on open futures contracts	(348,988)	(9,098,468)	(12,977,019)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(4,817)

Net cash provided by (used in) operating activities	(732,872,527)	(66,837,780)	(2,089,039,691)

Cash flow from financing activities
Proceeds from addition of shares	1,481,923,040	3,377,960,087	4,374,569,312
Payment on shares redeemed	(846,436,910)	(3,488,395,679)	(2,783,080,738)

Net cash provided by (used in) financing activities	635,486,130	(110,435,592)	1,591,488,574

Net increase (decrease) in cash	(97,386,397)	(177,273,372)	(497,551,117)
Cash, beginning of period	394,847,507	572,120,879	1,069,671,996

Cash, end of period	$297,461,110	$394,847,507	$572,120,879

See accompanying notes to financial statements.

F-4
5

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$27,001,312	$11,444,958
Segregated cash balances with brokers for foreign currency forward contracts	2,976,399	1,357,000
Unrealized appreciation on foreign currency forward contracts	1,534,924	1,152,834
Interest receivable	104,541	39,204

Total assets	31,617,176	13,993,996

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,373,167	—
Payable to Sponsor	22,600	10,915
Unrealized depreciation on foreign currency forward contracts	15,639	168,285

Total liabilities	1,411,406	179,200

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,205,770	13,814,796

Total liabilities and shareholders’ equity	$31,617,176	$13,993,996

Shares outstanding	1,099,970	399,970

Net asset value per share	$27.46	$34.54

Market value per share (Note 2)	$27.49	$34.56

See accompanying notes to financial statements.

F-4
6

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/19/24	4,094,365,056	$29,127,726	$647,731
Yen with UBS AG	01/19/24	4,865,329,856	34,612,448	887,193

			Total Unrealized Appreciation	$1,534,924

Contracts to Sell
Yen with Goldman Sachs International	01/19/24	(17,917,000)	$(127,463)	$(870)
Yen with UBS AG	01/19/24	(446,432,000)	(3,175,962)	(14,769)

			Total Unrealized Depreciation	$(15,639)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-4
7

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

F-4
8

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$667,026	$120,631	$1,187

Expenses
Management fee	145,536	65,070	24,974
Non-recurring fees and expenses	—	508	—

Total expenses	145,536	65,578	24,974

Net investment income (loss)	521,490	55,053	(23,787)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,637,502)	(1,141,826)	(442,767)
Short-term U.S. government and agency obligations	—	1,548	103

Net realized gain (loss)	(2,637,502)	(1,140,278)	(442,664)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	534,736	1,077,661	(160,199)

Change in net unrealized appreciation (depreciation)	534,736	1,077,661	(160,199)

Net realized and unrealized gain (loss)	(2,102,766)	(62,617)	(602,863)

Net income (loss)	$(1,581,276)	$(7,564)	$(626,650)

See accompanying notes to financial statements.

9

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$13,814,796	$2,362,849	$2,989,499

Addition of 1,000,000, 500,000 and – shares, respectively	27,033,889	15,919,421	—
Redemption of 300,000, 150,000 and – shares, respectively	(9,061,639)	(4,459,910)	—

Net addition (redemption) of 700,000, 350,000 and – shares, respectively	17,972,250	11,459,511	—

Net investment income (loss)	521,490	55,053	(23,787)
Net realized gain (loss)	(2,637,502)	(1,140,278)	(442,664)
Change in net unrealized appreciation (depreciation)	534,736	1,077,661	(160,199)

Net income (loss)	(1,581,276)	(7,564)	(626,650)

Shareholders’ equity, end of period	$30,205,770	$13,814,796	$2,362,849

See accompanying notes to financial statements.

F-
50

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,581,276)	$(7,564)	$(626,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(995,769)	(1,499,740)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,001,548	1,500,103
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,231)	(260)
Net realized (gain) loss on investments	—	(1,548)	(103)
Change in unrealized (appreciation) depreciation on investments	(534,736)	(1,077,661)	160,199
Decrease (Increase) in interest receivable	(65,337)	(39,109)	16
Increase (Decrease) in payable to Sponsor	11,685	8,961	(430)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(11)

Net cash provided by (used in) operating activities	(2,169,664)	(1,115,373)	(466,876)

Cash flow from financing activities
Proceeds from addition of shares	27,033,889	15,919,421	—
Payment on shares redeemed	(7,688,472)	(4,459,910)	—

Net cash provided by (used in) financing activities	19,345,417	11,459,511	—

Net increase (decrease) in cash	17,175,753	10,344,138	(466,876)
Cash, beginning of period	12,801,958	2,457,820	2,924,696

Cash, end of period	$29,977,711	$12,801,958	$2,457,820

See accompanying notes to financial statements.

F-
51

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,673,923 and $89,407,308, respectively)	$49,683,885	$89,426,935
Cash	91,925,442	74,627,051
Segregated cash balances with brokers for futures contracts	49,648,726	65,184,460
Receivable from capital shares sold	—	41,694
Receivable on open futures contracts	654,887	1,604,847
Interest receivable	285,610	384,856

Total assets	192,198,550	231,269,843

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,096,091	1,257,090
Payable on open futures contracts	—	7,102,680
Brokerage commissions and futures account fees payable	3,509	4,134
Payable to Sponsor	135,358	208,602

Total liabilities	3,234,958	8,572,506

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	188,963,592	222,697,337

Total liabilities and shareholders’ equity	$192,198,550	$231,269,843

Shares outstanding	9,105,220	9,305,220

Net asset value per share	$20.75	$23.93

Market value per share (Note 2)	$20.89	$23.85

F-5
2

PROSHAR
ES UL
TRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations (26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$15,000,000	$14,964,734
5.417% due 02/20/24	25,000,000	24,820,845
5.382% due 03/12/24	10,000,000	9,898,306

Total short-term U.S. government and agency obligations (cost $49,673,923)		$49,683,885

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2024	1,688	$121,265,920	$2,345,922
WTI Crude Oil - NYMEX, expires June 2024	1,769	127,580,280	8,633,394
WTI Crude Oil - NYMEX, expires December 2024	1,836	129,070,800	11,457,003

			$22,436,319

^^	Rates shown represent discount rate at the time of purchase.

F-5
3

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

F-5
4

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$8,581,404	$4,116,166	$51,207

Expenses
Management fee	1,871,453	3,324,952	847,440
Brokerage commissions	242,865	427,485	139,273
Futures account fees	—	214,920	103,661
Non-recurring fees and expenses	—	14,792	—

Total expenses	2,114,318	3,982,149	1,090,374

Net investment income (loss)	6,467,086	134,017	(1,039,167)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	12,379,340	(108,954,702)	(105,340,654)
Short-term U.S. government and agency obligations	(11,670)	—	45,952

Net realized gain (loss)	12,367,670	(108,954,702)	(105,294,702)

Change in net unrealized appreciation (depreciation) on
Futures contracts	12,191,426	18,654,355	6,227,351
Short-term U.S. government and agency obligations	(9,665)	35,904	(16,277)

Change in net unrealized appreciation (depreciation)	12,181,761	18,690,259	6,211,074

Net realized and unrealized gain (loss)	24,549,431	(90,264,443)	(99,083,628)

Net income (loss)	$31,016,517	$(90,130,426)	$(100,122,795)

F-5
5

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$222,697,337	$114,167,602	$96,839,233

Addition of 32,700,000, 44,940,000 and 2,677,500 shares, respectively	695,900,455	1,196,365,904	244,778,776
Redemption of 32,900,000, 37,411,540 and 1,317,734 shares, respectively	(760,650,717)	(997,705,743)	(127,327,612)

Net addition (redemption) of (200,000), 7,528,460 and 1,359,766 shares, respectively	(64,750,262)	198,660,161	117,451,164

Net investment income (loss)	6,467,086	134,017	(1,039,167)
Net realized gain (loss)	12,367,670	(108,954,702)	(105,294,702)
Change in net unrealized appreciation (depreciation)	12,181,761	18,690,259	6,211,074

Net income (loss)	31,016,517	(90,130,426)	(100,122,795)

Shareholders’ equity, end of period	$188,963,592	$222,697,337	$114,167,602

F-5
6

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$31,016,517	$(90,130,426)	$(100,122,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(975,397,647)	(8,926,116,784)	(206,906,890)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,019,874,276	8,895,000,000	151,041,035
Net amortization and accretion on short-term U.S. government and agency obligations	(4,754,914)	(2,358,224)	(20,493)
Net realized (gain) loss on investments	11,670	—	(45,952)
Change in unrealized (appreciation) depreciation on investments	9,665	(35,904)	16,277
Decrease (Increase) in receivable on open futures contracts	949,960	2,459,592	(4,003,537)
Decrease (Increase) in interest receivable	99,246	(383,497)	1,940
Increase (Decrease) in payable to Sponsor	(73,244)	134,331	(6,309)
Increase (Decrease) in brokerage commissions and futures account fees payable	(625)	(3,810)	7,944
Increase (Decrease) in payable on open futures contracts	(7,102,680)	6,927,123	(81,853)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(351)

Net cash provided by (used in) operating activities	64,632,224	(114,507,599)	(160,120,984)

Cash flow from financing activities
Proceeds from addition of shares	695,942,149	1,196,324,210	244,778,776
Payment on shares redeemed	(758,811,716)	(996,448,653)	(127,327,612)

Net cash provided by (used in) financing activities	(62,869,567)	199,875,557	117,451,164

Net increase (decrease) in cash	1,762,657	85,367,958	(42,669,820)
Cash, beginning of period	139,811,511	54,443,553	97,113,373

Cash, end of period	$141,574,168	$139,811,511	$54,443,553

F-5
7

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $61,469,726, respectively)	$—	$61,482,526
Cash	73,282,564	5,724,380
Segregated cash balances with brokers for futures contracts	35,326,076	38,758,160
Receivable from capital shares sold	9,611,378	—
Receivable on open futures contracts	22,414,082	33,637,888
Interest receivable	447,861	293,818

Total assets	141,081,961	139,896,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,365,196
Payable on open futures contracts	—	282,362
Brokerage commissions and futures account fees payable	10,461	7,497
Payable to Sponsor	108,408	132,197

Total liabilities	118,869	5,787,252

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	140,963,092	134,109,520

Total liabilities and shareholders’ equity	$141,081,961	$139,896,772

Shares outstanding	1,466,856	4,966,856

Net asset value per share	$96.10	$27.00

Market value per share (Note 2)	$96.41	$27.56

F-5
8

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2024	12,109	$281,776,430	$(3,553,507)

9

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

F-
60

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$5,542,278	$2,635,445	$44,855

Expenses
Management fee	1,226,758	2,255,264	1,104,237
Brokerage commissions	817,632	713,500	495,800
Futures account fees	104,966	283,983	212,771
Non-recurring fees and expenses	—	10,264	—

Total expenses	2,149,356	3,263,011	1,812,808

Net investment income (loss)	3,392,922	(627,566)	(1,767,953)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	306,791,742	(165,347,108)	9,180,867
Short-term U.S. government and agency obligations	3,839	(106,181)	3,035

Net realized gain (loss)	306,795,581	(165,453,289)	9,183,902

Change in net unrealized appreciation (depreciation) on
Futures contracts	(89,442,905)	72,453,147	13,056,941
Short-term U.S. government and agency obligations	(12,800)	46,805	(34,254)

Change in net unrealized appreciation (depreciation)	(89,455,705)	72,499,952	13,022,687

Net realized and unrealized gain (loss)	217,339,876	(92,953,337)	22,206,589

Net income (loss)	$220,732,798	$(93,580,903)	$20,438,636

F-
61

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$134,109,520	$242,145,130	$24,977,745

Addition of 26,300,000, 134,540,000 and 3,005,000 shares, respectively	1,538,415,045	2,458,594,426	679,315,441
Redemption of 29,800,000, 130,551,886 and 2,052,500 shares, respectively	(1,752,294,271)	(2,473,049,133)	(482,586,692)

Net addition (redemption) of (3,500,000), 3,988,114 and 952,500 shares, respectively	(213,879,226)	(14,454,707)	196,728,749

Net investment income (loss)	3,392,922	(627,566)	(1,767,953)
Net realized gain (loss)	306,795,581	(165,453,289)	9,183,902
Change in net unrealized appreciation (depreciation)	(89,455,705)	72,499,952	13,022,687

Net income (loss)	220,732,798	(93,580,903)	20,438,636

Shareholders’ equity, end of period	$140,963,092	$134,109,520	$242,145,130

See accompanying notes to financial statements.

F-6
2

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$220,732,798	$(93,580,903)	$20,438,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(297,847,108)	(824,793,791)	(298,825,010)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	360,999,575	888,104,364	184,998,514
Net amortization and accretion on short-term U.S. government and agency obligations	(1,678,902)	(1,030,927)	(26,410)
Net realized (gain) loss on investments	(3,839)	106,181	(3,035)
Change in unrealized (appreciation) depreciation on investments	12,800	(46,805)	34,254
Decrease (Increase) in receivable on open futures contracts	11,223,806	(3,547,537)	(30,090,351)
Decrease (Increase) in interest receivable	(154,043)	(292,069)	(1,201)
Increase (Decrease) in payable to Sponsor	(23,789)	(61,941)	172,109
Increase (Decrease) in brokerage commissions and futures account fees payable	2,964	(39,370)	46,867
Increase (Decrease) in payable on open futures contracts	(282,362)	(8,260,076)	6,998,738
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(140)

Net cash provided by (used in) operating activities	292,981,900	(43,442,874)	(116,257,029)

Cash flow from financing activities
Proceeds from addition of shares	1,528,803,667	2,458,594,426	679,315,441
Payment on shares redeemed	(1,757,659,467)	(2,483,669,939)	(469,204,867)

Net cash provided by (used in) financing activities	(228,855,800)	(25,075,513)	210,110,574

Net increase (decrease) in cash	64,126,100	(68,518,387)	93,853,545
Cash, beginning of period	44,482,540	113,000,927	19,147,382

Cash, end of period	$108,608,640	$44,482,540	$113,000,927

See accompanying notes to financial statements.

F-6
3

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $39,991,822, respectively)	$—	$39,996,624
Cash	34,758,230	30,687,235
Segregated cash balances with brokers for foreign currency forward contracts	6,332,112	6,844,121
Unrealized appreciation on foreign currency forward contracts	38,029	193,192
Interest receivable	159,359	109,830

Total assets	41,287,730	77,831,002

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	33,372	63,375
Unrealized depreciation on foreign currency forward contracts	1,886,808	2,654,448

Total liabilities	1,920,180	2,717,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	39,367,550	75,113,179

Total liabilities and shareholders’ equity	$41,287,730	$77,831,002

Shares outstanding	1,350,000	2,550,000

Net asset value per share	$29.16	$29.46

Market value per share (Note 2)	$29.15	$29.45

See accompanying notes to financial statements.

F-6
4

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/19/24	5,315,000	$5,872,288	$27,910
Euro with UBS AG	01/19/24	3,395,000	3,750,972	10,119

			Total Unrealized Appreciation	$38,029

Contracts to Sell
Euro with Goldman Sachs International	01/19/24	(41,248,263)	$(45,573,223)	$(992,052)
Euro with UBS AG	01/19/24	(38,689,199)	(42,745,837)	(894,756)

			Total Unrealized Depreciation	$(1,886,808)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-6
5

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

F-6
6

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$2,251,539	$906,928	$24,790

Expenses
Management fee	505,085	676,052	480,737
Non-recurring fees and expenses	—	3,838	—

Total expenses	505,085	679,890	480,737

Net investment income (loss)	1,746,454	227,038	(455,947)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,624,737)	6,792,065	6,280,362
Short-term U.S. government and agency obligations	—	210,974	31,420

Net realized gain (loss)	(2,624,737)	7,003,039	6,311,782

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	612,477	(2,253,215)	928,663
Short-term U.S. government and agency obligations	(4,802)	11,965	(7,412)

Change in net unrealized appreciation (depreciation)	607,675	(2,241,250)	921,251

Net realized and unrealized gain (loss)	(2,017,062)	4,761,789	7,233,033

Net income (loss)	$(270,608)	$4,988,827	$6,777,086

See accompanying notes to financial statements.

F-6
7

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$75,113,179	$54,263,045	$52,953,339

Addition of 300,000, 2,200,000 and 1,050,000 shares, respectively	9,033,520	70,696,876	26,353,725
Redemption of 1,500,000, 1,750,000 and 1,300,000 shares, respectively	(44,508,541)	(54,835,569)	(31,821,105)

Net addition (redemption) of (1,200,000), 450,000 and (250,000) shares, respectively	(35,475,021)	15,861,307	(5,467,380)

Net investment income (loss)	1,746,454	227,038	(455,947)
Net realized gain (loss)	(2,624,737)	7,003,039	6,311,782
Change in net unrealized appreciation (depreciation)	607,675	(2,241,250)	921,251

Net income (loss)	(270,608)	4,988,827	6,777,086

Shareholders’ equity, end of period	$39,367,550	$75,113,179	$54,263,045

See accompanying notes to financial statements.

F-6
8

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(270,608)	$4,988,827	$6,777,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(54,925,175)	(274,581,000)	(131,953,354)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	95,000,000	282,210,974	95,031,384
Net amortization and accretion on short-term U.S. government and agency obligations	(83,003)	(442,534)	(15,286)
Net realized (gain) loss on investments	—	(210,974)	(31,420)
Change in unrealized (appreciation) depreciation on investments	(607,675)	2,241,250	(921,251)
Decrease (Increase) in interest receivable	(49,529)	(109,227)	1,545
Increase (Decrease) in payable to Sponsor	(30,003)	18,668	733
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(220)

Net cash provided by (used in) operating activities	39,034,007	14,115,984	(31,110,783)

Cash flow from financing activities
Proceeds from addition of shares	9,033,520	70,696,876	26,353,725
Payment on shares redeemed	(44,508,541)	(54,835,569)	(31,821,105)

Net cash provided by (used in) financing activities	(35,475,021)	15,861,307	(5,467,380)

Net increase (decrease) in cash	3,558,986	29,977,291	(36,578,163)
Cash, beginning of period	37,531,356	7,554,065	44,132,228

Cash, end of period	$41,090,342	$37,531,356	$7,554,065

See accompanying notes to financial statements.

9

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$9,309,908	$12,252,100
Segregated cash balances with brokers for futures contracts	261,450	232,313
Segregated cash balances with brokers for swap agreements	2,375,125	3,536,000
Receivable on open futures contracts	17,324	—
Interest receivable	41,501	42,135

Total assets	12,005,308	16,062,548

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	700
Payable to Sponsor	9,708	12,854
Unrealized depreciation on swap agreements	199,821	592,957

Total liabilities	209,529	606,511

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	11,795,779	15,456,037

Total liabilities and shareholders’ equity	$12,005,308	$16,062,548

Shares outstanding	446,977	496,977

Net asset value per share	$26.39	$31.10

Market value per share (Note 2)	$26.37	$30.99

See accompanying notes to financial statements.

F-
70

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2024	31	$6,422,580	$(144,231)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/08/24	$(3,943,178)	$(46,103)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/08/24	(5,167,985)	(60,261)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/08/24	(7,993,460)	(93,457)

			Total Unrealized Depreciation	$(199,821)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

F-
71

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires February 2023	35	$6,391,700	$(98,886)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/23	$(7,508,482)	$(181,291)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/23	(9,602,167)	(231,533)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/23	(7,460,487)	(180,133)

			Total Unrealized Depreciation	$(592,957)

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

F-7
2

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$582,222	$215,724	$13,048

Expenses
Management fee	140,787	266,018	271,758
Brokerage commissions	4,880	10,874	11,667
Futures account fees	—	2,446	10,223
Non-recurring fees and expenses	—	1,075	—

Total expenses	145,667	280,413	293,648

Net investment income (loss)	436,555	(64,689)	(280,600)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(201,345)	1,858,730	(2,690,736)
Swap agreements	(1,979,341)	717,831	235,790
Short-term U.S. government and agency obligations	—	4	6,395

Net realized gain (loss)	(2,180,686)	2,576,565	(2,448,551)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(45,345)	(256,965)	355,009
Swap agreements	393,136	400,160	(724,389)
Short-term U.S. government and agency obligations	—	3,581	(3,581)

Change in net unrealized appreciation (depreciation)	347,791	146,776	(372,961)

Net realized and unrealized gain (loss)	(1,832,895)	2,723,341	(2,821,512)

Net income (loss)	$(1,396,340)	$2,658,652	$(3,102,112)

See accompanying notes to financial statements.

F-7
3

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$15,456,037	$26,859,844	$20,337,376

Addition of 800,000, 1,600,000 and 2,050,000 shares, respectively	22,162,736	49,713,634	71,200,336
Redemption of 850,000, 1,950,000 and 1,850,000 shares, respectively	(24,426,654)	(63,776,093)	(61,575,756)

Net addition (redemption) of (50,000), (350,000) and 200,000 shares, respectively	(2,263,918)	(14,062,459)	9,624,580

Net investment income (loss)	436,555	(64,689)	(280,600)
Net realized gain (loss)	(2,180,686)	2,576,565	(2,448,551)
Change in net unrealized appreciation (depreciation)	347,791	146,776	(372,961)

Net income (loss)	(1,396,340)	2,658,652	(3,102,112)

Shareholders’ equity, end of period	$11,795,779	$15,456,037	$26,859,844

See accompanying notes to financial statements.

F-7
4

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,396,340)	$2,658,652	$(3,102,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,987,492)	(61,976,861)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	43,999,990	36,006,161
Net amortization and accretion on short-term U.S. government and agency obligations	—	(28,397)	(7,002)
Net realized (gain) loss on investments	—	(4)	(6,395)
Change in unrealized (appreciation) depreciation on investments	(393,136)	(403,741)	727,970
Decrease (Increase) in receivable on open futures contracts	(17,324)	—	1,317
Decrease (Increase) in interest receivable	634	(41,701)	308
Increase (Decrease) in payable to Sponsor	(3,146)	(12,658)	8,677
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(294)	294
Increase (Decrease) in payable on open futures contracts	(700)	(91,837)	80,127
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(81)

Net cash provided by (used in) operating activities	(1,810,012)	28,092,518	(28,267,597)

Cash flow from financing activities
Proceeds from addition of shares	22,162,736	49,713,634	71,200,336
Payment on shares redeemed	(24,426,654)	(63,776,093)	(61,575,756)

Net cash provided by (used in) financing activities	(2,263,918)	(14,062,459)	9,624,580

Net increase (decrease) in cash	(4,073,930)	14,030,059	(18,643,017)
Cash, beginning of period	16,020,413	1,990,354	20,633,371

Cash, end of period	$11,946,483	$16,020,413	$1,990,354

See accompanying notes to financial statements.

F-7
5

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$46,444,776	$21,887,346
Segregated cash balances with brokers for futures contracts	5,494,500	2,820,937
Segregated cash balances with brokers for swap agreements	12,657,595	7,875,000
Receivable from capital shares sold	907,025	972,789
Receivable on open futures contracts	329,629	59,575
Interest receivable	173,799	60,480

Total assets	66,007,324	33,676,127

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	43,464	20,705
Unrealized depreciation on swap agreements	814,174	1,722,623

Total liabilities	857,638	1,743,328

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	65,149,686	31,932,799

Total liabilities and shareholders’ equity	$66,007,324	$33,676,127

Shares outstanding	3,591,329	1,641,329

Net asset value per share	$18.14	$19.46

Market value per share (Note 2)	$18.24	$19.30

See accompanying notes to financial statements.

F-7
6

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires March 2024	610	$73,462,300	$1,689,046
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/08/24	$(22,017,624)	$126,314
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/08/24	(9,901,355)	56,804
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/08/24	(1,365,787)	7,793
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/08/24	(23,534,661)	(1,005,085)

			Total Unrealized Depreciation	$(814,174)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2023, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

F-7
7

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures—COMEX, expires March 2023	330	$39,666,000	$(940,500)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/23	$(2,869,720)	$(203,969)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/23	(10,453,997)	(743,029)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/23	(8,265,858)	(587,758)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/23	(2,643,157)	(187,867)

			Total Unrealized Depreciation	$(1,722,623)

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

F-7
8

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$1,118,150	$215,031	$12,422

Expenses
Management fee	287,739	246,718	330,111
Brokerage commissions	39,452	26,948	26,469
Futures account fees	—	4,443	25,766
Non-recurring fees and expenses	—	1,106	—

Total expenses	327,191	279,215	382,346

Net investment income (loss)	790,959	(64,184)	(369,924)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,011,200	796,029	(2,577,082)
Swap agreements	427,289	(2,464,174)	2,554,615
Short-term U.S. government and agency obligations	(906)	(2,014)	4,672

Net realized gain (loss)	13,437,583	(1,670,159)	(17,795)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,629,546	(1,592,993)	872,569
Swap agreements	908,449	198,791	1,276,147
Short-term U.S. government and agency obligations	—	860	(860)

Change in net unrealized appreciation (depreciation)	3,537,995	(1,393,342)	2,147,856

Net realized and unrealized gain (loss)	16,975,578	(3,063,501)	2,130,061

Net income (loss)	$17,766,537	$(3,127,685)	$1,760,137

See accompanying notes to financial statements.

9

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$31,932,799	$26,537,000	$28,885,775

Addition of 11,850,000, 4,200,000 and 4,650,000 shares, respectively	209,998,518	109,036,263	117,038,546
Redemption of 9,900,000, 3,550,000 and 4,700,415 shares, respectively	(194,548,168)	(100,512,779)	(121,147,458)

Net addition (redemption) of 1,950,000, 650,000 and (50,415) shares, respectively	15,450,350	8,523,484	(4,108,912)

Net investment income (loss)	790,959	(64,184)	(369,924)
Net realized gain (loss)	13,437,583	(1,670,159)	(17,795)
Change in net unrealized appreciation (depreciation)	3,537,995	(1,393,342)	2,147,856

Net income (loss)	17,766,537	(3,127,685)	1,760,137

Shareholders’ equity, end of period	$65,149,686	$31,932,799	$26,537,000

See accompanying notes to financial statements.

F-
80

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$17,766,537	$(3,127,685)	$1,760,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,876,608)	(20,979,052)	(67,987,944)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	39,937,156	43,997,092	45,004,575
Net amortization and accretion on short-term U.S. government and agency obligations	(61,454)	(24,933)	(7,080)
Net realized (gain) loss on investments	906	2,014	(4,672)
Change in unrealized (appreciation) depreciation on investments	(908,449)	(199,651)	(1,275,287)
Decrease (Increase) in receivable on open futures contracts	(270,054)	(44,129)	23,999
Decrease (Increase) in interest receivable	(113,319)	(60,102)	436
Increase (Decrease) in payable to Sponsor	22,759	(7,855)	3,003
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(747)	747
Increase (Decrease) in payable on open futures contracts	—	(5,840)	(80,442)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(133)

Net cash provided by (used in) operating activities	16,497,474	19,549,112	(22,562,661)

Cash flow from financing activities
Proceeds from addition of shares	210,064,282	108,063,474	117,038,546
Payment on shares redeemed	(194,548,168)	(100,512,779)	(121,147,458)

Net cash provided by (used in) financing activities	15,516,114	7,550,695	(4,108,912)

Net increase (decrease) in cash	32,013,588	27,099,807	(26,671,573)
Cash, beginning of period	32,583,283	5,483,476	32,155,049

Cash, end of period	$64,596,871	$32,583,283	$5,483,476

See accompanying notes to financial statements.

F-
81

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $22,995,298, respectively)	$—	$22,998,059
Cash	21,807,595	451,616
Segregated cash balances with brokers for foreign currency forward contracts	3,434,732	3,652,511
Unrealized appreciation on foreign currency forward contracts	129,697	963,369
Interest receivable	100,284	36,071

Total assets	25,472,308	28,101,626

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,683,455
Payable to Sponsor	20,676	29,633
Unrealized depreciation on foreign currency forward contracts	1,441,622	3,990,802

Total liabilities	1,462,298	6,703,890

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,010,010	21,397,736

Total liabilities and shareholders’ equity	$25,472,308	$28,101,626

Shares outstanding	348,580	398,580

Net asset value per share	$68.88	$53.68

Market value per share (Note 2)	$68.94	$53.57

See accompanying notes to financial statements.

F-8
2

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/19/24	1,482,014,000	$10,543,197	$112,532
Yen with UBS AG	01/19/24	346,657,000	2,466,153	17,165

			Total Unrealized Appreciation	$129,697

Contracts to Sell
Yen with Goldman Sachs International	01/19/24	(5,040,550,165)	$(35,858,983)	$(813,609)
Yen with UBS AG	01/19/24	(3,531,270,574)	(25,121,815)	(628,013)

			Total Unrealized Depreciation	$(1,441,622)

^
The positions and counterparties herein are as of December 31, 2023. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-8
3

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

F-8
4

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$1,052,461	$496,989	$12,708

Expenses
Management fee	233,492	372,853	260,096
Non-recurring fees and expenses	—	2,140	—

Total expenses	233,492	374,993	260,096

Net investment income (loss)	818,969	121,996	(247,388)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,979,874	9,020,225	4,102,966
Short-term U.S. government and agency obligations	—	103,288	23,962

Net realized gain (loss)	2,979,874	9,123,513	4,126,928

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,715,508	(3,897,013)	1,434,546
Short-term U.S. government and agency obligations	(2,761)	5,004	(2,243)

Change in net unrealized appreciation (depreciation)	1,712,747	(3,892,009)	1,432,303

Net realized and unrealized gain (loss)	4,692,621	5,231,504	5,559,231

Net income (loss)	$5,511,590	$5,353,500	$5,311,843

See accompanying notes to financial statements.

F-8
5

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$21,397,736	$24,840,784	$23,691,070

Addition of 550,000, 1,300,000 and 400,000 shares, respectively	33,387,001	72,537,699	15,241,370
Redemption of 600,000, 1,500,000 and 500,000 shares, respectively	(36,286,317)	(81,334,247)	(19,403,499)

Net addition (redemption) of (50,000), (200,000) and (100,000) shares, respectively	(2,899,316)	(8,796,548)	(4,162,129)

Net investment income (loss)	818,969	121,996	(247,388)
Net realized gain (loss)	2,979,874	9,123,513	4,126,928
Change in net unrealized appreciation (depreciation)	1,712,747	(3,892,009)	1,432,303

Net income (loss)	5,511,590	5,353,500	5,311,843

Shareholders’ equity, end of period	$24,010,010	$21,397,736	$24,840,784

See accompanying notes to financial statements.

F-8
6

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$5,511,590	$5,353,500	$5,311,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(152,818,544)	(54,483,615)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	23,000,000	151,102,471	33,523,962
Net amortization and accretion on short-term U.S. government and agency obligations	(4,702)	(185,869)	(6,453)
Net realized (gain) loss on investments	—	(103,288)	(23,962)
Change in unrealized (appreciation) depreciation on investments	(1,712,747)	3,892,009	(1,432,303)
Decrease (Increase) in interest receivable	(64,213)	(35,732)	575
Increase (Decrease) in payable to Sponsor	(8,957)	9,422	863
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(94)

Net cash provided by (used in) operating activities	26,720,971	7,213,969	(17,109,184)

Cash flow from financing activities
Proceeds from addition of shares	33,387,001	72,537,699	15,241,370
Payment on shares redeemed	(38,969,772)	(78,650,792)	(19,403,499)

Net cash provided by (used in) financing activities	(5,582,771)	(6,113,093)	(4,162,129)

Net increase (decrease) in cash	21,138,200	1,100,876	(21,271,313)
Cash, beginning of period	4,104,127	3,003,251	24,274,564

Cash, end of period	$25,242,327	$4,104,127	$3,003,251

See accompanying notes to financial statements.

F-8
7

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $49,876,697, respectively)	$—	$49,882,348
Cash	31,674,194	19,575,939
Segregated cash balances with brokers for futures contracts	5,936,995	14,384,050
Receivable on open futures contracts	137,945	142,794
Interest receivable	141,818	88,180

Total assets	37,890,952	84,073,311

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	1,876	3,688
Payable to Sponsor	22,933	54,664

Total liabilities	24,809	58,352

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	37,866,143	84,014,959

Total liabilities and shareholders’ equity	$37,890,952	$84,073,311

Shares outstanding	2,262,403	2,762,403

Net asset value per share	$16.74	$30.41

Market value per share (Note 2)	$16.75	$30.36

See accompanying notes to financial statements.

F-8
8

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2024	424	$7,187,267	$(1,070,003)
VIX Futures – Cboe, expires May 2024	721	12,515,262	(2,326,922)
VIX Futures – Cboe, expires June 2024	721	12,787,800	(258,508)
VIX Futures – Cboe, expires July 2024	297	5,375,700	(90,243)

			$(3,745,676)

See accompanying notes to financial statements.

9

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807% due 01/03/23	$35,000,000	$34,997,046
4.258% due 03/09/23	15,000,000	14,885,302

Total short-term U.S. government and agency obligations
(cost $49,876,697)		$49,882,348

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires April 2023	627	$16,223,876	$(1,915,279)
VIX Futures – Cboe, expires May 2023	1,066	27,929,200	(2,310,572)
VIX Futures – Cboe, expires June 2023	1,066	28,082,704	(528,018)
VIX Futures – Cboe, expires July 2023	439	11,759,537	(37,354)

			$(4,791,223)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-
90

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$2,412,485	$860,134	$41,362

Expenses
Management fee	499,363	809,060	858,979
Brokerage commissions	40,128	73,842	66,076
Futures account fees	40,387	73,303	122,120
Non-recurring fees and expenses	—	3,854	—

Total expenses	579,878	960,059	1,047,175

Net investment income (loss)	1,832,607	(99,925)	(1,005,813)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(38,709,532)	9,333,930	(15,267,976)
Short-term U.S. government and agency obligations	—	(336)	22,182

Net realized gain (loss)	(38,709,532)	9,333,594	(15,245,794)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,045,547	(4,166,835)	509,228
Short-term U.S. government and agency obligations	(5,651)	19,985	(14,993)

Change in net unrealized appreciation (depreciation)	1,039,896	(4,146,850)	494,235

Net realized and unrealized gain (loss)	(37,669,636)	5,186,744	(14,751,559)

Net income (loss)	$(35,837,029)	$5,086,819	$(15,757,372)

See accompanying notes to financial statements.

F-
91

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$84,014,959	$112,875,680	$72,075,095

Addition of 1,950,000, 2,275,000 and 3,100,000 shares, respectively	43,215,317	73,779,874	101,849,396
Redemption of 2,450,000, 3,200,000 and 1,375,000 shares, respectively	(53,527,104)	(107,727,414)	(45,291,439)

Net addition (redemption) of (500,000), (925,000) and 1,725,000 shares, respectively	(10,311,787)	(33,947,540)	56,557,957

Net investment income (loss)	1,832,607	(99,925)	(1,005,813)
Net realized gain (loss)	(38,709,532)	9,333,594	(15,245,794)
Change in net unrealized appreciation (depreciation)	1,039,896	(4,146,850)	494,235

Net income (loss)	(35,837,029)	5,086,819	(15,757,372)

Shareholders’ equity, end of period	$37,866,143	$84,014,959	$112,875,680

See accompanying notes to financial statements.

F-9
2

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(35,837,029)	$5,086,819	$(15,757,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(294,811,992)	(141,619,621)	(183,916,661)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	345,000,000	177,998,548	143,022,182
Net amortization and accretion on short-term U.S. government and agency obligations	(311,311)	(318,657)	(21,569)
Net realized (gain) loss on investments	—	336	(22,182)
Change in unrealized (appreciation) depreciation on investments	5,651	(19,985)	14,993
Decrease (Increase) in receivable on open futures contracts	4,849	(79,397)	183,680
Decrease (Increase) in interest receivable	(53,638)	(87,083)	(454)
Increase (Decrease) in payable to Sponsor	(31,731)	(27,319)	32,974
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,812)	(3,436)	(3,271)
Increase (Decrease) in payable on open futures contracts	—	(94,495)	94,495

Net cash provided by (used in) operating activities	13,962,987	40,835,710	(56,373,185)

Cash flow from financing activities
Proceeds from addition of shares	43,215,317	73,779,874	101,849,396
Payment on shares redeemed	(53,527,104)	(107,727,414)	(46,207,226)

Net cash provided by (used in) financing activities	(10,311,787)	(33,947,540)	55,642,170

Net increase (decrease) in cash	3,651,200	6,888,170	(731,015)
Cash, beginning of period	33,959,989	27,071,819	27,802,834

Cash, end of period	$37,611,189	$33,959,989	$27,071,819

See accompanying notes to financial statements.

F-9
3

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,648,776 and $89,329,814, respectively)	$59,660,373	$89,347,714
Cash	22,277,582	33,526,868
Segregated cash balances with brokers for futures contracts	59,164,337	91,634,942
Receivable on open futures contracts	16,047,893	52,643,553
Interest receivable	254,671	403,667

Total assets	157,404,856	267,556,744

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	570,473
Payable on open futures contracts	580	223,719
Brokerage commissions and futures account fees payable	11,961	27,102
Payable to Sponsor	70,569	155,130

Total liabilities	83,110	976,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	157,321,746	266,580,320

Total liabilities and shareholders’ equity	$157,404,856	$267,556,744

Shares outstanding (Note 1)	10,150,947	4,676,565

Net asset value per share (Note 1)	$15.50	$57.00

Market value per share (Note 1) (Note 2)	$15.51	$56.90

See accompanying notes to financial statements.

F-9
4

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(38% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$25,000,000	$24,941,222
5.417% due 02/20/24	25,000,000	24,820,845
5.382% due 03/12/24	10,000,000	9,898,306

Total short-term U.S. government and agency obligations
(cost $59,648,776)		$59,660,373

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2024	6,347	$89,182,966	$(6,686,210)
VIX Futures—Cboe, expires February 2024	4,444	67,972,758	(2,977,884)

			$(9,664,094)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-9
5

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.037% due 02/07/23	$30,000,000	$29,885,814
4.258% due 03/09/23	35,000,000	34,732,372
4.401% due 04/04/23	25,000,000	24,729,528

Total short-term U.S. government and agency obligations
(cost $89,329,814)		$89,347,714

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures—Cboe, expires January 2023	6,618	$152,863,226	$(8,913,772)
VIX Futures—Cboe, expires February 2023	4,632	113,693,830	(883,051)

			$(9,796,823)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-9
6

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$8,917,672	$3,668,406	$101,051

Expenses
Management fee	1,893,306	3,056,712	2,825,547
Brokerage commissions	318,288	570,374	459,431
Futures account fees	182,747	483,606	739,024
Non-recurring fees and expenses	—	15,841	—

Total expenses	2,394,341	4,126,533	4,024,002

Net investment income (loss)	6,523,331	(458,127)	(3,922,951)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(275,353,500)	(35,674,319)	(360,342,488)
Short-term U.S. government and agency obligations	(9,659)	429	37,661

Net realized gain (loss)	(275,363,159)	(35,673,890)	(360,304,827)

Change in net unrealized appreciation (depreciation) on
Futures contracts	132,729	20,333,796	(23,766,529)
Short-term U.S. government and agency obligations	(6,303)	43,873	(27,120)

Change in net unrealized appreciation (depreciation)	126,426	20,377,669	(23,793,649)

Net realized and unrealized gain (loss)	(275,236,733)	(15,296,221)	(384,098,476)

Net income (loss)	$(268,713,402)	$(15,754,348)	$(388,021,427)

See accompanying notes to financial statements.

F-9
7

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$266,580,320	$269,703,164	$293,390,549

Addition of 13,260,000, 8,100,000 and 4,521,250 shares, respectively (Note 1)	402,345,393	625,710,255	696,075,984
Redemption of 7,785,618, 6,990,000 and 2,021,001 shares, respectively (Note 1)	(242,890,565)	(613,078,751)	(331,741,942)

Net addition (redemption) of 5,474,382, 1,110,000 and 2,500,249 shares, respectively (Note 1)	159,454,828	12,631,504	364,334,042

Net investment income (loss)	6,523,331	(458,127)	(3,922,951)
Net realized gain (loss)	(275,363,159)	(35,673,890)	(360,304,827)
Change in net unrealized appreciation (depreciation)	126,426	20,377,669	(23,793,649)

Net income (loss)	(268,713,402)	(15,754,348)	(388,021,427)

Shareholders’ equity, end of period	$157,321,746	$266,580,320	$269,703,164

See accompanying notes to financial statements.

F-9
8

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(268,713,402)	$(15,754,348)	$(388,021,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(712,835,220)	(4,010,889,547)	(561,816,463)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	746,625,222	4,073,968,933	496,034,743
Net amortization and accretion on short-term U.S. government and agency obligations	(4,118,623)	(1,520,900)	(70,054)
Net realized (gain) loss on investments	9,659	(429)	(37,661)
Change in unrealized (appreciation) depreciation on investments	6,303	(43,873)	27,120
Decrease (Increase) in receivable on open futures contracts	36,595,660	(50,528,321)	180,353
Decrease (Increase) in interest receivable	148,996	(401,893)	1,041
Increase (Decrease) in payable to Sponsor	(84,561)	(31,723)	30,221
Increase (Decrease) in brokerage commissions and futures account fees payable	(15,141)	(11,824)	(42,123)
Increase (Decrease) in payable on open futures contracts	(223,139)	(1,813,672)	1,805,491

Net cash provided by (used in) operating activities	(202,604,246)	(7,027,597)	(451,908,759)

Cash flow from financing activities
Proceeds from addition of shares	402,345,393	628,736,869	693,049,370
Payment on shares redeemed	(243,461,038)	(612,508,278)	(331,741,942)

Net cash provided by (used in) financing activities	158,884,355	16,228,591	361,307,428

Net increase (decrease) in cash	(43,719,891)	9,200,994	(90,601,331)
Cash, beginning of period	125,161,810	115,960,816	206,562,147

Cash, end of period	$81,441,919	$125,161,810	$115,960,816

See accompanying notes to financial statements.

9

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $690,346,244 and $1,466,423,925, respectively)	$690,474,277	$1,466,680,542
Cash	1,209,034,101	625,964,378
Segregated cash balances with brokers for futures contracts	810,718,438	925,792,861
Segregated cash balances with brokers for foreign currency forward contracts	13,366,243	12,956,632
Segregated cash balances with brokers for swap agreements	345,924,043	262,053,745
Unrealized appreciation on swap agreements	21,033,528	119,880,255
Unrealized appreciation on foreign currency forward contracts	2,011,074	2,823,510
Receivable from capital shares sold	22,784,178	1,014,483
Receivable on open futures contracts	237,610,648	522,770,291
Interest receivable	6,486,760	4,920,772

Total assets	3,359,443,290	3,944,857,469

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	39,357,935	32,725,077
Payable on open futures contracts	27,280,746	11,742,794
Brokerage commissions and futures account fees payable	131,497	165,165
Payable to Sponsor	2,654,226	3,210,113
Unrealized depreciation on swap agreements	3,841,216	2,315,580
Unrealized depreciation on foreign currency forward contracts	3,345,544	6,911,994

Total liabilities	76,611,164	57,070,723

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,282,832,126	3,887,786,746

Total liabilities and shareholders’ equity	$3,359,443,290	$3,944,857,469

Shares outstanding (Note 1)	142,039,214	89,444,047

See accompanying notes to financial statements.

F-
100

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022*	2021
Investment Income
Interest	$136,369,286	$44,947,305	$1,551,527
Expenses
Management fee	35,112,338	43,228,350	42,560,986
Brokerage commissions	8,606,195	7,805,056	8,889,232
Futures account fees	1,467,200	3,926,728	7,549,345
Non-recurring fees and expenses	—	176,724	27,975

Total expenses	45,185,733	55,136,858	59,027,538

Net investment income (loss)	91,183,553	(10,189,553)	(57,476,011)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,752,823,603)	91,781,637	(1,548,344,771)
Swap agreements	38,451,228	216,079,482	(17,091,298)
Foreign currency forward contracts	(1,988,872)	13,717,111	9,440,376
Short-term U.S. government and agency obligations	(159,628)	(264,402)	529,886

Net realized gain (loss)	(2,716,520,875)	321,313,828	(1,555,465,807)

Change in net unrealized appreciation (depreciation) on
Futures contracts	241,673,235	(218,950,927)	(106,029,049)
Swap agreements	(100,372,363)	7,797,463	33,122,467
Foreign currency forward contracts	2,754,014	(4,739,563)	2,196,926
Short-term U.S. government and agency obligations	(128,584)	550,165	(312,409)

Change in net unrealized appreciation (depreciation)	143,926,302	(215,342,862)	(71,022,065)

Net realized and unrealized gain (loss)	(2,572,594,573)	105,970,966	(1,626,487,872)

Net income (loss)	$(2,481,411,020)	$95,781,413	$(1,683,963,883)

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

F-
101

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2023	2022*	2021
Shareholders’ equity, beginning of period	$3,887,786,746	$4,173,474,343	$4,474,251,414

Addition of 279,685,000, 278,787,500 and 76,444,750 shares, respectively (Note 1)	11,067,788,777	12,319,404,610	7,879,243,191
Redemption of 227,089,833, 288,475,926 and 115,421,117 shares, respectively (Note 1)	(9,191,332,377)	(12,700,873,620)	(6,496,056,379)

Net addition (redemption) of 52,595,167, (9,688,426) and (38,976,367) shares, respectively (Note 1)	1,876,456,400	(381,469,010)	1,383,186,812

Net investment income (loss)	91,183,553	(10,189,553)	(57,476,011)
Net realized gain (loss)	(2,716,520,875)	321,313,828	(1,555,465,807)
Change in net unrealized appreciation (depreciation)	143,926,302	(215,342,862)	(71,022,065)

Net income (loss)	(2,481,411,020)	95,781,413	(1,683,963,883)

Sharehold e rs’ equity, end of peri o d	$3,282,832,126	$3,887,786,746	$4,173,474,343

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

F-10
2

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022*	2021
Cash flow from operating activities
Net income (loss)	$(2,481,411,020)	$95,781,413	$(1,683,963,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,326,977,643)	(55,926,795,459)	(9,150,624,906)
Proceeds from sales or maturities of short-term U.S government and agency obligations	30,165,855,686	56,988,696,650	7,681,440,016
Net amortization and accretion on short-term U.S government and agency obligations	(62,959,990)	(22,866,632)	(1,040,586)
Net realized (gain) loss on investments	159,628	264,402	(529,886)
Change in unrealized (appreciation) depreciation on investments	97,746,933	(3,608,065)	(35,006,984)
Decrease (Increase) in receivable on futures contracts	285,159,643	(316,951,217)	(96,968,074)
Decrease (Increase) in interest receivable	(1,565,988)	(4,897,829)	43,928
Increase (Decrease) in payable to Sponsor	(555,887)	31,527	(229,087)
Increase (Decrease) in brokerage commissions and futures account fees payable	(33,668)	(311,076)	(214,764)
Increase (Decrease) in payable on futures contracts	15,537,952	(39,399,373)	23,267,774
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(48,070)

Net cash provided by (used in) operating activities	(1,309,044,354)	769,944,341	(3,263,874,522)

Cash flow from financing activities
Proceeds from addition of shares	11,046,019,082	12,341,865,482	7,904,854,224
Payment on shares redeemed	(9,184,699,519)	(12,693,743,445)	(6,488,741,921)

Net cash provided by (used in) financing activities	1,861,319,563	(351,877,963)	1,416,112,303

Net increase (decrease) in cash	552,275,209	418,066,378	(1,847,762,219)
Cash, beginning of period	1,826,767,616	1,408,701,238	3,256,463,457

Cash, end of period	$2,379,042,825	$1,826,767,616	$1,408,701,238

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

F-10
3

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2023
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2023, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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
Groups of Funds are collectively referred to in several different ways. References to “Short Fund,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.
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

F-10
4

Forward and Reverse Splits
The table below includes forward and reverse Share splits for the Funds during the years ended December 31, 2021, 2022 and 2023. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra VIX Short-Term Futures ETF	May 25, 2021	1-for-10 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Crude Oil	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Silver	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares VIX Short-Term Futures ETF	May 25, 2021	1-for-4 reverse Share split	May 26, 2021
ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022
ProShares UltraShort Yen	May 25, 2022	2-for-1 forward Share split	May 26, 2022
ProShares Ultra Bloomberg Crude Oil	May 25, 2022	4-for-1 forward Share split	May 26, 2022
ProShares UltraShort Bloomberg Natural Gas	May 25, 2022	1-for-4 reverse Share split	May 26, 2022
ProShares UltraShort Bloomberg Crude Oil	May 25, 2022	1-for-5 reverse Share split	May 26, 2022
ProShares VIX Short-Term Futures ETF	June 22, 2023	1-for-5 reverse Share split	June 23, 2023
ProShares Ultra VIX Short-Term Futures ETF	June 22, 2023	1-for-10 reverse Share split	June 23, 2023
ProShares Ultra Bloomberg Natural G a s	June 22, 2023	1-for-20 reverse Share split	June 23, 2023
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

F-10
5

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated December 31, 2023 and 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2023 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	December 29, 2023
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	December 29, 2023
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 29, 2023
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	December 29, 2023
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 29, 2023

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2023.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2023.
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

F-10
6

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
The following table summarizes the valuation of investments at December 31, 2023 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$109,410,342	$12,640,624	$—	$—	$122,050,966
ProShares Ultra Bloomberg Crude Oil	233,476,941	(3,515,232)	—	17,954,935	247,916,644
ProShares Ultra Bloomberg Natural Gas	64,459,117	43,607,070	—	—	108,066,187
ProShares Ultra Euro	—	—	306,949	—	306,949
ProShares Ultra Gold	59,507,594	4,096,275	—	3,078,593	66,682,462
ProShares Ultra Silver	114,276,025	12,400,748	—	(2,827,221)	123,849,552
ProShares Ultra VIX Short-Term Futures ETF	—	(31,183,911)	—	—	(31,183,911)
ProShares Ultra Yen	—	—	1,519,285	—	1,519,285
ProShares UltraShort Bloomberg Crude Oil	49,683,885	22,436,319	—	—	72,120,204
ProShares UltraShort Bloomberg Natural Gas	—	(3,553,507)	—	—	(3,553,507)
ProShares UltraShort Euro	—	—	(1,848,779)	—	(1,848,779)

F-10
7

ProShares UltraShort Gold	—	(144,231)	—	(199,821)	(344,052)
ProShares UltraShort Silver	—	1,689,046	—	(814,174)	874,872
ProShares UltraShort Yen	—	—	(1,311,925)	—	(1,311,925)
ProShares VIX Mid-Term Futures ETF	—	(3,745,676)	—	—	(3,745,676)
ProShares VIX Short-Term Futures ETF	59,660,373	(9,664,094)	—	—	49,996,279

Combined Trust:	$690,474,277	$45,063,431	$(1,334,470)	$17,192,312	$751,395,550

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the fiscal year ended December 31, 2023.
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
Interest income is generally recognized on an accrual basis and includes the amortization of discount on short-term U.S. government and agency obligations and is reflected in the Statement of Operations. Additionally, interest income may be earned on cash held on deposit with brokers for futures contracts.

8

Brokerage Commissions and Futures Account Fees
Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated i nves
tments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than
0.02%
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
Management of the Funds has reviewed all open tax years and major jurisdictions (i.e., last three years and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going
analysis of tax law, regulation, and interpretations thereof.
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

F-1
09

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2023 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2023, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$12,640,624	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			31,183,911	*
	ProShares VIX Mid-Term Futures ETF		—			3,745,676	*
	ProShares VIX Short-Term Futures ETF		—			9,664,094	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		20,191,987	*		5,752,284	*
	ProShares Ultra Bloomberg Natural Gas		43,607,070	*		—
	ProShares Ultra Gold		7,174,868	*		—
	ProShares Ultra Silver		12,400,748	*		2,827,221	*
	ProShares UltraShort Bloomberg Crude Oil		22,436,319	*		—
	ProShares UltraShort Bloomberg Natural Gas		—			3,553,507	*
	ProShares UltraShort Gold		—			344,052	*
	ProShares UltraShort Silver		1,879,957	*		1,005,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		308,424			1,475
	ProShares Ultra Yen		1,534,924			15,639
	ProShares UltraShort Euro		38,029			1,886,808
	ProShares UltraShort Yen		129,697			1,441,622

		Combined Trust:	$122,342,647	*		$61,421,374	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

F-11
4

Fair Value of Derivative Instruments as of December 31, 2022

		Asset Derivatives		Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation	Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts		Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$11,092,381 *		$ —
	ProShares Ultra VIX Short-Term Futures ETF		—		36,555,453 *
	ProShares VIX Mid-Term Futures ETF		—		4,791,223 *
	ProShares VIX Short-Term Futures ETF		—		9,796,823 *
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements		Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		100,451,293 *		—
	ProShares Ultra Bloomberg Natural Gas		—		310,613,969 *
	ProShares Ultra Gold		9,738,554 *		—
	ProShares Ultra Silver		68,650,786 *		—
	ProShares UltraShort Bloomberg Crude Oil		13,202,924 *		2,958,031 *
	ProShares UltraShort Bloomberg Natural Gas		85,889,398 *		—
	ProShares UltraShort Gold		—		691,843 *
	ProShares UltraShort Silver		—		2,663,123 *
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts		Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		514,115		98,459
	ProShares Ultra Yen		1,152,834		168,285
	ProShares UltraShort Euro		193,192		2,654,448
	ProShares UltraShort Yen		963,369		3,990,802

		Combined Trust:	$291,848,846 *		$374,982,459 *

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

F-11
5

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$160,516,553	$1,548,243
		ProShares Ultra VIX Short-Term Futures ETF	(940,116,773)	5,371,542
		ProShares VIX Mid-Term Futures ETF	(38,709,532)	1,045,547
		ProShares VIX Short-Term Futures ETF	(275,353,500)	132,729
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	100,867,538	(86,011,590)
		ProShares Ultra Bloomberg Natural Gas	(2,080,656,703)	354,221,039
		ProShares Ultra Gold	21,429,154	(2,563,686)
		ProShares Ultra Silver	7,222,003	(59,077,259)
		ProShares UltraShort Bloomberg Crude Oil	12,379,340	12,191,426
		ProShares UltraShort Bloomberg Natural Gas	306,791,742	(89,442,905)
		ProShares UltraShort Gold	(2,180,686)	347,791
		ProShares UltraShort Silver	13,438,489	3,537,995
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	293,493	(108,707)
		ProShares Ultra Yen	(2,637,502)	534,736
		ProShares UltraShort Euro	(2,624,737)	612,477
		ProShares UltraShort Yen	2,979,874	1,715,508

		Combined Trust:	$(2,716,361,247)	$144,054,886

F-11
6

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$21,454,600	$(20,182,897)
		ProShares Ultra VIX Short-Term Futures ETF	(150,931,020)	90,278,741
		ProShares VIX Mid-Term Futures ETF	9,333,930	(4,166,835)
		ProShares VIX Short-Term Futures ETF	(35,674,319)	20,333,796
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	728,836,569	(110,932,525)
		ProShares Ultra Bloomberg Natural Gas	109,680,104	(302,407,808)
		ProShares Ultra Gold	(32,909,950)	444,472
		ProShares Ultra Silver	(68,901,992)	25,552,542
		ProShares UltraShort Bloomberg Crude Oil	(108,954,702)	18,654,355
		ProShares UltraShort Bloomberg Natural Gas	(165,347,108)	72,453,147
		ProShares UltraShort Gold	2,576,561	143,195
		ProShares UltraShort Silver	(1,668,145)	(1,394,202)
Foreign Exchange Con tr acts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(953,353)	333,004
		ProShares Ultra Yen	(1,141,826)	1,077,661
		ProShares UltraShort Euro	6,792,065	(2,253,215)
		ProShares UltraShort Yen	9,020,225	(3,897,013)

		Combined Trust:	$321,211,639	$(215,963,582)

F-11
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

F-11
8

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2023.

Fair Values of Derivative Instruments as of December 31, 2023
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$17,954,935	$—	$17,954,935	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	308,424	—	308,424	1,475	—	1,475
ProShares Ultra Gold
Swap agreements	3,078,593	—	3,078,593	—	—	—
ProShares Ultra Silver
Swap agreements	—	—	—	2,827,221	—	2,827,221
ProShares Ultra Yen
Foreign currency forward contracts	1,534,924	—	1,534,924	15,639	—	15,639
ProShares UltraShort Euro
Foreign currency forward contracts	38,029	—	38,029	1,886,808	—	1,886,808
ProShares UltraShort Gold
Swap agreements	—	—	—	199,821	—	199,821
ProShares UltraShort Silver
Swap agreements	—	—	—	814,174	—	814,174
ProShares UltraShort Yen
Foreign currency forward contracts	129,697	—	129,697	1,441,622	—	1,441,622
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

F-11
9

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2023
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$3,938,035	$(3,938,035)	$—	$—
Goldman Sachs International	4,896,240	(4,896,240)	—	—
Morgan Stanley & Co. International PLC	2,449,576	(2,449,576)	—	—
Societe Generale	3,727,284	(3,727,284)	—	—
UBS AG	2,943,800	(2,943,800)	—	—
ProShares Ultra Euro
Goldman Sachs International	162,672	—	—	162,672
UBS AG	144,277	—	—	144,277
ProShares Ultra Gold
Citibank, N.A.	1,321,903	(1,321,903)	—	—
Goldman Sachs International	627,862	(627,862)	—	—
UBS AG	1,128,828	(1,128,828)	—	—
ProShares Ultra Silver
Citibank, N.A.	(906,324)	—	906,324	—
Goldman Sachs International	(135,877)	—	135,877	—
Morgan Stanley & Co. International PLC	(921,875)	—	921,875	—
UBS AG	(863,145)	—	863,145	—
ProShares Ultra Yen
Goldman Sachs International	646,861	(465,767)	—	181,094
UBS AG	872,424	(618,104)	—	254,320
ProShares UltraShort Euro
Goldman Sachs International	(964,142)	—	964,142	—
UBS AG	(884,637)	—	884,637	—
ProShares UltraShort Gold
Citibank, N.A.	(46,103)	—	46,103	—
Goldman Sachs International	(60,261)	—	60,261	—
UBS AG	(93,457)	—	93,457	—
ProShares UltraShort Silver
Citibank, N.A.	126,314	—	—	126,314
Goldman Sachs International	56,804	—	—	56,804
Morgan Stanley & Co. International PLC	7,793	—	—	7,793
UBS AG	(1,005,085)	—	1,005,085	—
ProShares UltraShort Yen
Goldman Sachs International	(701,077)	—	701,077	—
UBS AG	(610,848)	—	610,848	—

F-1
20

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2022
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$11,723,388	$—	$(7,220,000)	$4,503,388
Goldman Sachs International	14,575,933	(9,281,322)	—	5,294,611
Morgan Stanley & Co. International PLC	20,305,392	—	(12,510,000)	7,795,392
Societe Generale	11,075,235	(7,038,055)	—	4,037,180
UBS AG	16,479,629	(10,808,424)	(41,993)	5,629,212
ProShares Ultra Euro
Goldman Sachs International	217,491	—	—	217,491
UBS AG	198,165	(198,165)	—	—
ProShares Ultra Gold
Citibank, N.A.	2,582,849	—	(2,570,000)	12,849
Goldman Sachs International	1,226,772	(1,193,425)	—	33,347
UBS AG	2,686,845	(2,682,652)	(4,193)	—
ProShares Ultra Silver
Citibank, N.A.	12,628,472	—	(12,628,472)	—
Goldman Sachs International	1,667,621	(1,667,621)	—	—
Morgan Stanley & Co. International PLC	13,862,180	—	(10,733,000)	3,129,180

F-1
21

UBS AG	11,065,939	(11,065,939)	—	—
ProShares Ultra Yen
Goldman Sachs International	683,120	(308,636)	—	374,484
UBS AG	301,429	—	—	301,429
ProShares UltraShort Euro
Goldman Sachs International	(1,121,150)	—	1,121,150	—
UBS A G	(1,340,106)	—	1,340,106	—
ProShares UltraShort Gold
Citibank, N.A.	(181,291)	—	181,291	—
Goldman Sachs International	(231,533)	—	231,533	—
UBS AG	(180,133)	—	180,133	—
ProShares UltraShort Silver
Citibank, N.A.	(203,969)	—	203,969	—
Goldman Sachs International	(743,029)	—	743,029	—
Morgan Stanley & Co. International PLC	(587,758)	—	587,758	—
UBS AG	(187,867)	—	187,867	—
ProShares UltraShort Yen
Goldman Sachs International	(936,322)	—	936,322	—
UBS AG	(2,091,111)	—	1,690,000	(401,111)
NOTE 4 – AGREEMENTS
Management Fee
Each Lev
e
raged Fund, and each Geared VIX Fund, pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85
% per annum of its average daily NAV of such Fund. Each Fund accrues the Management Fee daily at an annualized rate based on its average daily net assets.
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

F-12
2

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

F-12
3

Transaction fees for the years ended December 31, 2023, 2022 and 2021 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
ProShares Short Euro*	$—	$—	$—
ProShares Short VIX Short-Term Futures ETF	242,256	243,685	203,356
ProShares Ultra Bloomberg Crude Oil	—	—	—
ProShares Ultra Bloomberg Natural Gas	—	—	—
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	—	—
ProShares Ultra Silver	—	—	—
ProShares Ultra VIX Short-Term Futures ETF	1,375,762	3,586,278	3,290,059
ProShares Ultra Yen	—	—	—
ProShares UltraShort Australian Dollar*	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—	—
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	—	—
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	29,206	54,519	43,993
ProShares VIX Short-Term Futures ETF	273,740	494,781	392,964

Combined Trust:	$1,920,964	$4,379,263	$3,930,372

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.

F-12
4

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2023:
For the Year Ended December 31, 2023

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$58.71	$30.26	$363.08	$11.27	$55.09	$31.75
Net investment income (loss)	2.11	0.60	1.43	0.38	1.81	0.75
Net realized and unrealized gain (loss)#	42.57	(4.58)	(335.96)	0.21	6.93	(5.21)
Change in net asset value from operations	44.68	(3.98)	(334.53)	0.59	8.74	(4.46)
Net asset value, at December 31, 2023	$103.39	$26.28	$28.55	$11.86	$63.83	$27.29
Market value per share, at December 31, 2022 †	$58.68	$30.31	$355.60	$11.26	$55.27	$32.00
Market value per share, at December 31, 2023 †	$103.40	$26.10	$28.44	$11.84	$63.87	$27.17
Total Return, at net asset value	76.1%	(13.2)%	(92.1)%	5.2%	15.9%	(14.1)%
Total Return, at market value	76.2%	(13.9)%	(92.0)%	5.2%	15.6%	(15.1)%
Ratios to Average Net Assets
Expense ratio^^	1.16%	0.99%	1.38%	0.95%	0.96%	0.98%
Net investment income gain (loss)	2.74%	2.16%	2.24%	3.29%	3.02%	2.64%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-12
5

For the Year Ended December 31, 2023

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$68.69	$34.54	$23.93	$27.00	$29.46	$31.10
Net investment income (loss)	0.42	0.96	0.70	1.55	0.97	0.83
Net realized and unrealized gain (loss)#	(60.68)	(8.04)	(3.88)	67.55	(1.27)	(5.54)
Change in net asset value from operations	(60.26)	(7.08)	(3.18)	69.10	(0.30)	(4.71)
Net asset value, at December 31, 2023	$8.43	$27.46	$20.75	$96.10	$29.16	$26.39
Market value per share, at December 31, 2022 †	$68.60	$34.56	$23.85	$27.56	$29.45	$30.99
Market value per share, at December 31, 2023 †	$8.44	$27.49	$20.89	$96.41	$29.15	$26.37
Total Return, at net asset value	(87.7)%	(20.5)%	(13.3)%	255.9%	(1.0)%	(15.2)%
Total Return, at market value	(87.7)%	(20.5)%	(12.4)%	249.8%	(1.0)%	(14.9)%
Ratios to Average Net Assets
Expense ratio^^	1.61%	0.95%	1.07%	1.66%	0.95%	0.98%
Net investment income gain (loss)	1.84%	3.40%	3.28%	2.63%	3.28%	2.95%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-12
6

For the Year Ended December 31, 2023

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$19.46	$53.68	$30.41	$57.00
Net investment income (loss)	0.50	2.15	0.71	0.86
Net realized and unrealized gain (loss)#	(1.82)	13.05	(14.38)	(42.36)
Change in net asset value from operations	(1.32)	15.20	(13.67)	(41.50)
Net asset value, at December 31, 2023	$18.14	$68.88	$16.74	$15.50
Market value per share, at December 31, 2022 †	$19.30	$53.57	$30.36	$56.90
Market value per share, at December 31, 2023 †	$18.24	$68.94	$16.75	$15.51
Total Return, at net asset value	(6.8)%	28.3%	(45.0)%	(72.8)%
Total Return, at market value	(5.5)%	28.7%	(44.8)%	(72.7)%
Ratios to Average Net Assets
Expense ratio^^	1.08%	0.95%	0.99%	1.07%
Net investment income gain (loss)	2.61%	3.33%	3.12%	2.93%

*	See Note 1 of these Notes to Financial Statements.
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

F-12
7

Selected data for a Share outstanding throughout the year ended December 31, 2022:
For the Year Ended December 31, 2022

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2021	$61.56	$21.54	$511.08	$13.32	$59.69	$34.84
Net investment income (loss)	(0.19)	(0.08)	2.55	0.05	(0.01)	(0.02)
Net realized and unrealized gain (loss)#	(2.66)	8.80	(150.55)	(2.10)	(4.59)	(3.07)
Change in net asset value from operations	(2.85)	8.72	(148.00)	(2.05)	(4.60)	(3.09)
Net asset value, at December 31, 2022	$58.71	$30.26	$363.08	$11.27	$55.09	$31.75
Market value per share, at December 31, 2021 †	$61.55	$21.70	$521.80	$13.33	$59.81	$34.74
Market value per share, at December 31, 2022 †	$58.68	$30.31	$355.60	$11.26	$55.27	$32.00
Total Return, at net asset value	(4.6)%	40.5%	(29.0)%	(15.4)%	(7.7)%	(8.9)%
Total Return, at market value	(4.7)%	39.7%	(31.9)%	(15.5)%	(7.6)%	(7.9)%
Ratios to Average Net Assets
Expense ratio^^	1.21%	1.04%	1.27%	0.96%	0.99%	0.99%
Net investment income gain (loss)	(0.35)%	(0.22)%	0.27%	0.46%	(0.01)%	(0.08)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-12
8

For the Year Ended December 31, 2022

	Ultra VIX		UltraShort	UltraShort
Per Share Operating	Short-Term		Bloomberg	Bloomberg
Performance	Futures ETF *	Ultra Yen	Crude Oil	Natural Gas
Net asset value, at December 31, 2021	$124.06	$47.29	$64.26	$247.40
Net investment income (loss)	(0.76)	0.26	0.01	(0.06)
Net realized and unrealized gain (loss)#	(54.61)	(13.01)	(40.34)	(220.34)
Change in net asset value from operations	(55.37)	(12.75)	(40.33)	(220.40)
Net asset value, at December 31, 2022	$68.69	$34.54	$23.93	$27.00
Market value per share, at December 31, 2021 †	$124.30	$47.29	$63.75	$242.20
Market value per share, at December 31, 2022 †	$68.60	$34.56	$23.85	$27.56
Total Return, at net asset value	(44.6)%	(27.0)%	(62.8)%	(89.1)%
Total Return, at market value	(44.8)%	(26.9)%	(62.6)%	(88.6)%
Ratios to Average Net Assets
Expense ratio^^	1.56%	0.96%	1.14%	1.37%
Net investment income gain (loss)	(0.63)%	0.80%	0.04%	(0.26)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-12
9

For the Year Ended December 31, 2022

					VIX Mid-	VIX Short-
Per Share Operating	UltraShort	UltraShort	UltraShort	UltraShort	Term Futures	Term Futures
Performance	Euro	Gold	Silver	Yen	ETF	ETF *
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$41.50	$30.61	$75.62
Net investment income (loss)	0.10	(0.07)	(0.07)	0.17	(0.03)	(0.10)
Net realized and unrealized gain (loss)#	3.52	(0.54)	(7.24)	12.01	(0.17)	(18.52)
Change in net asset value from operations	3.62	(0.61)	(7.31)	12.18	(0.20)	(18.62)
Net asset value, at December 31, 2022	$29.46	$31.10	$19.46	$53.68	$30.41	$57.00
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$41.50	$30.57	$75.85
Market value per share, at December 31, 2022 †	$29.45	$30.99	$19.30	$53.57	$30.36	$56.90
Total Return, at net asset value	14.0%	(1.9)%	(27.3)%	29.4%	(0.7)%	(24.6)%
Total Return, at market value	13.9%	(2.1)%	(28.1)%	29.1%	(0.7)%	(25.0)%
Ratios to Average Net Assets
Expense ratio^^	0.96%	1.00%	1.08%	0.95%	1.01%	1.15%
Net investment income gain (loss)	0.32%	(0.23)%	(0.25)%	0.31%	(0.10)%	(0.13)%

*	See Note 1 of these Notes to Financial Statements.
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

F-1
30

Selected data for a Share outstanding throughout the year ended December 31, 2021
For the Year Ended December 31, 2021

		Short VIX	Ultra	Ultra
Per Share Operating		Short-Term	Bloomberg	Bloomberg
Performance	Short Euro	Futures ETF	Crude Oil	Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$41.42	$9.10	$419.91	$15.79	$67.57
Net investment income (loss)	(0.39)	(0.68)	(0.18)	(9.90)	(0.13)	(0.57)
Net realized and unrealized gain (loss)#	3.38	20.82	12.62	101.07	(2.34)	(7.31)
Change in net asset value from operations	2.99	20.14	12.44	91.17	(2.47)	(7.88)
Net asset value, at December 31, 2021	$44.91	$61.56	$21.54	$511.08	$13.32	$59.69
Market value per share, at December 31, 2020 †	$41.35	$41.44	$9.07	$421.40	$15.81	$68.20
Market value per share, at December 31, 2021 †	$44.92	$61.55	$21.70	$521.80	$13.33	$59.81
Total Return, at net asset value	7.1%	48.6%	136.8%	21.7%	(15.6)%	(11.7)%
Total Return, at market value	8.6%	48.5%	139.3%	23.8%	(15.7)%	(12.3)%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.36%	1.10%	1.53%	0.95%	1.00%
Net investment income gain (loss)	(0.91)%	(1.34)%	(1.06)%	(1.48)%	(0.90)%	(0.96)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-1
31

For the Year Ended December 31, 2021

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2020	$50.71	$1,066.78	$59.83	$44.45	$232.23	$951.82
Net investment income (loss)	(0.42)	(5.94)	(0.48)	(0.46)	(1.13)	(3.93)
Net realized and unrealized gain (loss)#	(15.45)	(936.78)	(12.06)	4.26	(166.84)	(700.49)
Change in net asset value from operations	(15.87)	(942.72)	(12.54)	3.80	(167.97)	(704.42)
Net asset value, at December 31, 2021	$34.84	$124.06	$47.29	$48.25	$64.26	$247.40
Market value per share, at December 31, 2020 †	$51.28	$1,065.00	$59.82	$43.89	$232.80	$947.60
Market value per share, at December 31, 2021 †	$34.74	$124.30	$47.29	$48.41	$63.75	$242.20
Total Return, at net asset value	(31.3)%	(88.4)%	(21.0)%	8.5%	(72.3)%	(74.0)%
Total Return, at market value	(32.3)%	(88.3)%	(20.9)%	10.3%	(72.6)%	(74.4)%
Ratios to Average Net Assets
Expense ratio^^	1.02%	1.74%	0.95%	1.03%	1.22%	1.56%
Net investment income gain (loss)	(0.98)%	(1.72)%	(0.90)%	(0.98)%	(1.16)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-13
2

For the Year Ended December 31, 2021

					VIX Mid-	VIX Short-
Per Share Operating	UltraShort	UltraShort	UltraShort	UltraShort	Term Futures	Term Futures
Performance	Euro	Gold	Silver	Yen	ETF	ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$27.73	$33.91	$36.73	$275.14
Net investment income (loss)	(0.22)	(0.33)	(0.27)	(0.34)	(0.33)	(1.60)
Net realized and unrealized gain (loss)#	3.53	0.61	(0.69)	7.93	(5.79)	(197.92)
Change in net asset value from operations	3.31	0.28	(0.96)	7.59	(6.12)	(199.52)
Net asset value, at December 31, 2021	$25.84	$31.71	$26.77	$41.50	$30.61	$75.62
Market value per share, at December 31, 2020 †	$22.52	$31.14	$27.40	$33.91	$36.70	$274.80
Market value per share, at December 31, 2021 †	$25.86	$31.66	$26.84	$41.50	$30.57	$75.85
Total Return, at net asset value	14.7%	0.9%	(3.5)%	22.4%	(16.7)%	(72.5)%
Total Return, at market value	14.8%	1.7%	(2.0)%	22.4%	(16.7)%	(72.4)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	1.03%	1.10%	0.95%	1.04%	1.21%
Net investment income gain (loss)	(0.90)%	(0.98)%	(1.06)%	(0.90)%	(1.00)%	(1.18)%

*	See Note 1 of these Notes to Financial Statements.
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

F-13
3

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

F-13
4

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

F-13
5

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

F-13
6

“Contango” and “Backwardation” Risk
In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2022 may specify a January 2023 expiration. As that contract nears expiration, it may be replaced by selling the January 2023 contract and purchasing the contract expiring in March 2023. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2023 contract would take place at a price that is higher than the price at which the March 2023 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Fund and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.
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

F-13
7

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
Additionally, public health issues, war and military conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022 and the Israel-Hamas conflict and the ensuing conflict), sanctions, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
NOTE 8 – SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

F-13
8