Form 10-Q
period 2024-03-31
ProShares Trust II
filed 2024-05-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No
As of May 2, 2024, the registrant had
126,184,561 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $148,766,040 and $109,391,681, respectively)	$148,757,467	$109,410,342
Cash	35,336,557	54,492,235
Segregated cash balances with brokers for futures contracts	92,929,810	88,647,616
Receivable on open futures contracts	38,527,249	30,330,665
Interest receivable	403,104	456,930

Total assets	315,954,187	283,337,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	1,713,926	372,680
Brokerage commissions and futures account fees payable	7,440	9,571
Payable to Sponsor	254,022	248,862

Total liabilities	1,975,388	16,153,429

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	313,978,799	267,184,359

Total liabilities and shareholders’ equity	$315,954,187	$283,337,788

Shares outstanding (Note 8)	5,568,614	5,168,614

Net asset value per share (Note 8)	$56.38	$51.69

Market value per share (Note 8) (Note 2)	$56.37	$51.70

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.365% due 04/18/24	$50,000,000	$49,875,215
5.269% due 06/06/24	50,000,000	49,521,960
5.352% due 06/18/24	25,000,000	24,717,792
5.349% due 07/09/24	25,000,000	24,642,500

Total short-term U.S. government and agency obligations (cost $148,766,040)		$148,757,467

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2024	6,720	$96,557,664	$7,932,302
VIX Futures - Cboe, expires May 2024	3,920	60,440,520	80,735

			$8,013,037

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$3,309,285	$2,109,122

Expenses
Management fee	740,396	565,777
Brokerage commissions	171,599	126,503

Total expenses	911,995	692,280

Net investment income (loss)	2,397,290	1,416,842

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	28,496,948	29,604,148
Short-term U.S. government and agency obligations	17,669	—

Net realized gain (loss)	28,514,617	29,604,148

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,627,587)	3,178,807
Short-term U.S. government and agency obligations	(27,234)	(23,630)

Change in net unrealized appreciation (depreciation)	(4,654,821)	3,155,177

Net realized and unrealized gain (loss)	23,859,796	32,759,325

Net income (loss)	$26,257,086	$34,176,167

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$267,184,359	$339,591,638

Addition of 2,400,000 and 4,900,000 shares, respectively (Note 8)	128,429,751	147,299,334
Redemption of 2,000,000 and 7,200,000 shares, respectively (Note 8)	(107,892,397)	(225,726,746)

Net addition (redemption) of 400,000 and (2,300,000) shares, respectively (Note 8)	20,537,354	(78,427,412)

Net investment income (loss)	2,397,290	1,416,842
Net realized gain (loss)	28,514,617	29,604,148
Change in net unrealized appreciation (depreciation)	(4,654,821)	3,155,177

Net income (loss)	26,257,086	34,176,167

Shareholders’ equity, end of period	$313,978,799	$295,340,393

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$26,257,086	$34,176,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(172,768,544)	(99,763,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	135,017,669	150,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,605,815)	(813,036)
Net realized (gain) loss on investments	(17,669)	—
Change in unrealized (appreciation) depreciation on investments	27,234	23,630
Decrease (Increase) in receivable on open futures contracts	(8,196,584)	23,629,273
Decrease (Increase) in interest receivable	53,826	3,869
Increase (Decrease) in payable to Sponsor	5,160	(150,813)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,131)	(16,391)
Increase (Decrease) in payable on open futures contracts	1,341,246	—

Net cash provided by (used in) operating activities	(19,888,522)	107,089,157

Cash flow from financing activities
Proceeds from addition of shares	128,429,751	147,299,334
Payment on shares redeemed	(123,414,713)	(222,035,742)

Net cash provided by (used in) financing activities	5,015,038	(74,736,408)

Net increase (decrease) in cash	(14,873,484)	32,352,749
Cash, beginning of period	143,139,851	133,946,941

Cash, end of period	$128,266,367	$166,299,690

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $301,987,549 and $233,435,026, respectively)	$301,974,899	$233,476,941
Cash	9,434,959	123,662,313
Segregated cash balances with brokers for futures contracts	33,977,462	70,781,753
Segregated cash balances with brokers for swap agreements	202,937,760	203,734,760
Unrealized appreciation on swap agreements	47,666,365	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	2,343,342	—
Interest receivable	217,730	568,017

Total assets	598,552,517	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	899,964	2,099,944
Brokerage commissions and futures account fees payable	3,652	5,682
Payable to Sponsor	472,006	534,678

Total liabilities	1,375,622	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	597,176,895	652,793,437

Total liabilities and shareholders’ equity	$598,552,517	$655,433,741

Shares outstanding	17,993,096	24,843,096

Net asset value per share	$33.19	$26.28

Market value per share (Note 2)	$33.00	$26.10

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.365% due 04/18/24	$50,000,000	$49,875,215
5.273% due 05/14/24 †	30,000,000	29,811,159
5.269% due 06/06/24 †	75,000,000	74,282,940
5.352% due 06/18/24 †	50,000,000	49,435,585
5.349% due 07/09/24	100,000,000	98,570,000

Total short-term U.S. government and agency obligations (cost $301,987,549)		$301,974,899

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2024	1,009	$83,161,780	$12,762,625
WTI Crude Oil - NYMEX, expires December 2024	1,066	82,977,440	5,557,088
WTI Crude Oil - NYMEX, expires June 2025	1,108	82,723,280	3,592,032

			$21,911,745

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/08/24	$207,504,255	$10,459,881
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/08/24	257,994,386	13,004,988
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/08/24	129,073,877	6,506,359
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/08/24	195,835,168	9,882,872
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/08/24	154,892,648	7,812,265

			Total Unrealized Appreciation	$47,666,365

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$5,010,450	$6,007,908

Expenses
Management fee	1,477,017	1,874,618
Brokerage commissions	61,804	94,344

Total expenses	1,538,821	1,968,962

Net investment income (loss)	3,471,629	4,038,946

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	16,466,837	10,834,024
Swap agreements	76,651,763	74,946,403
Short-term U.S. government and agency obligations	12,505	—

Net realized gain (loss)	93,131,105	85,780,427

Change in net unrealized appreciation (depreciation) on
Futures contracts	25,426,977	3,202,447
Swap agreements	29,711,430	(141,361,963)
Short-term U.S. government and agency obligations	(54,565)	(50,926)

Change in net unrealized appreciation (depreciation)	55,083,842	(138,210,442)

Net realized and unrealized gain (loss)	148,214,947	(52,430,015)

Net income (loss)	$151,686,576	$(48,391,069)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$652,793,437	$859,094,274

Addition of 4,050,000 and 19,100,000 shares, respectively	109,039,827	459,350,575
Redemption of 10,900,000 and 16,900,000 shares, respectively	(316,342,945)	(458,385,324)

Net addition (redemption) of (6,850,000) and 2,200,000 shares, respectively	(207,303,118)	965,251

Net investment income (loss)	3,471,629	4,038,946
Net realized gain (loss)	93,131,105	85,780,427
Change in net unrealized appreciation (depreciation)	55,083,842	(138,210,442)

Net income (loss)	151,686,576	(48,391,069)

Shareholders’ equity, end of period	$597,176,895	$811,668,456

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$151,686,576	$(48,391,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(379,945,998)	(7,526,215,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	315,012,505	7,644,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,606,525)	(4,072,062)
Net realized (gain) loss on investments	(12,505)	—
Change in unrealized (appreciation) depreciation on investments	(29,656,865)	141,412,889
Decrease (Increase) in receivable on open futures contracts	(2,343,342)	(5,775,330)
Decrease (Increase) in interest receivable	350,287	(188,100)
Increase (Decrease) in payable to Sponsor	(62,672)	(31,541)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,030)	(667)
Increase (Decrease) in payable on open futures contracts	(1,199,980)	—

Net cash provided by (used in) operating activities	50,219,451	200,738,578

Cash flow from financing activities
Proceeds from addition of shares	114,294,849	459,350,575
Payment on shares redeemed	(316,342,945)	(424,214,999)

Net cash provided by (used in) financing activities	(202,048,096)	35,135,576

Net increase (decrease) in cash	(151,828,645)	235,874,154
Cash, beginning of period	398,178,826	476,600,261

Cash, end of period	$246,350,181	$712,474,415

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $64,445,510, respectively)	$—	$64,459,117
Cash	241,325,015	326,252,692
Segregated cash balances with brokers for futures contracts	211,412,836	256,589,331
Receivable from capital shares sold	42,021,325	4,281,925
Receivable on open futures contracts	101,640,598	117,168,017
Interest receivable	762,494	1,925,643

Total assets	597,162,268	770,676,725

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	19,366,361
Payable on open futures contracts	15,959,212	20,739,542
Brokerage commissions and futures account fees payable	19,369	52,349
Payable to Sponsor	442,310	625,665

Total liabilities	16,420,891	40,783,917

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	580,741,377	729,892,808

Total liabilities and shareholders’ equity	$597,162,268	$770,676,725

Shares outstanding	44,218,544	25,568,544

Net asset value per share	$13.13	$28.55

Market value per share (Note 2)	$12.86	$28.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2024	65,891	$1,161,658,330	$(92,772,278)
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$6,452,140	$8,958,523

Expenses
Management fee	1,449,427	2,328,410
Brokerage commissions	703,092	952,779
Futures accounts fees	88,985	187,693

Total expenses	2,241,504	3,468,882

Net investment income (loss)	4,210,636	5,489,641

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(242,180,914)	(1,100,791,083)
Swap agreements	—	39,159,789
Short-term U.S. government and agency obligations	—	(3,570)

Net realized gain (loss)	(242,180,914)	(1,061,634,864)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(136,379,348)	(13,901,318)
Swap agreements	—	(39,088,319)
Short-term U.S. government and agency obligations	(13,607)	(20,053)

Change in net unrealized appreciation (depreciation)	(136,392,955)	(53,009,690)

Net realized and unrealized gain (loss)	(378,573,869)	(1,114,644,554)

Net income (loss)	$(374,363,233)	$(1,109,154,913)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$729,892,808	$586,151,113

Addition of 40,100,000 and 18,972,500 shares, respectively (Note 1)	730,517,767	2,345,948,834
Redemption of 21,450,000 and 5,132,500 shares, respectively (Note 1)	(505,305,965)	(682,961,261)

Net addition (redemption) of 18,650,000 and 13,840,000 shares, respectively (Note 1)	225,211,802	1,662,987,573

Net investment income (loss)	4,210,636	5,489,641
Net realized gain (loss)	(242,180,914)	(1,061,634,864)
Change in net unrealized appreciation (depreciation)	(136,392,955)	(53,009,690)

Net income (loss)	(374,363,233)	(1,109,154,913)

Shareholders’ equity, end of period	$580,741,377	$1,139,983,773

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(374,363,233)	$(1,109,154,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(7,560,364,945)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,000,000	7,527,849,267
Net amortization and accretion on short-term U.S. government and agency obligations	(554,490)	(3,957,517)
Net realized (gain) loss on investments	—	3,570
Change in unrealized (appreciation) depreciation on investments	13,607	39,108,372
Decrease (Increase) in receivable on open futures contracts	15,527,419	(82,107,988)
Decrease (Increase) in interest receivable	1,163,149	(1,249,353)
Increase (Decrease) in payable to Sponsor	(183,355)	509,363
Increase (Decrease) in brokerage commissions and futures account fees payable	(32,980)	38,432
Increase (Decrease) in payable on open futures contracts	(4,780,330)	(1,835,443)

Net cash provided by (used in) operating activities	(298,210,213)	(1,191,161,155)

Cash flow from financing activities
Proceeds from addition of shares	692,778,367	2,336,728,392
Payment on shares redeemed	(524,672,326)	(658,786,268)

Net cash provided by (used in) financing activities	168,106,041	1,677,942,124

Net increase (decrease) in cash	(130,104,172)	486,780,969
Cash, beginning of period	582,842,023	176,734,664

Cash, end of period	$452,737,851	$663,515,633

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$6,451,388	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	533,000	623,000
Unrealized appreciation on foreign currency forward contracts	965	308,424
Interest receivable	27,781	27,219

Total assets	7,013,134	7,121,102

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,556	5,612
Unrealized depreciation on foreign currency forward contracts	203,530	1,475

Total liabilities	209,086	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,804,048	7,114,015

Total liabilities and shareholders’ equity	$7,013,134	$7,121,102

Shares outstanding	600,000	600,000

Net asset value per share	$11.34	$11.86

Market value per share (Note 2)	$11.32	$11.84

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/05/24	5,678,921	$6,127,948	$(90,225)
Euro with UBS AG	04/05/24	7,153,502	7,719,122	(113,305)

			Total Unrealized Depreciation	$(203,530)

Contracts to Sell
Euro with UBS AG	04/05/24	(221,000)	$(238,475)	$965

			Total Unrealized Appreciation	$965

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$78,486	$97,237

Expenses
Management fee	15,935	24,246

Total expenses	15,935	24,246

Net investment income (loss)	62,551	72,991

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	144,574	280,279

Net realized gain (loss)	144,574	280,279

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(509,514)	(96,945)

Change in net unrealized appreciation (depreciation)	(509,514)	(96,945)

Net realized and unrealized gain (loss)	(364,940)	183,334

Net income (loss)	$(302,389)	$256,325

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$7,114,015	$10,704,662

Addition of 100,000 and 200,000 shares, respectively	1,140,357	2,296,437
Redemption of 100,000 and 400,000 shares, respectively	(1,147,935)	(4,640,991)

Net addition (redemption) of – and (200,000) shares, respectively	(7,578)	(2,344,554)

Net investment income (loss)	62,551	72,991
Net realized gain (loss)	144,574	280,279
Change in net unrealized appreciation (depreciation)	(509,514)	(96,945)

Net income (loss)	(302,389)	256,325

Shareholders’ equity, end of period	$6,804,048	$8,616,433

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(302,389)	$256,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	509,514	96,945
Decrease (Increase) in interest receivable	(562)	9,474
Increase (Decrease) in payable to Sponsor	(56)	(3,189)

Net cash provided by (used in) operating activities	206,507	359,555

Cash flow from financing activities
Proceeds from addition of shares	1,140,357	2,296,437
Payment on shares redeemed	(1,147,935)	(4,640,991)

Net cash provided by (used in) financing activities	(7,578)	(2,344,554)

Net increase (decrease) in cash	198,929	(1,984,999)
Cash, beginning of period	6,785,459	10,259,418

Cash, end of period	$6,984,388	$8,274,419

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $138,592,669 and $59,496,177, respectively)	$138,587,964	$59,507,594
Cash	28,188,613	92,898,206
Segregated cash balances with brokers for futures contracts	5,728,800	4,523,500
Segregated cash balances with brokers for swap agreements	31,280,271	31,930,271
Unrealized appreciation on swap agreements	7,535,027	3,078,593
Receivable from capital shares sold	3,599,595	—
Receivable on open futures contracts	1,065,148	—
Interest receivable	146,036	276,736

Total assets	216,131,454	192,214,900

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	564,042
Payable to Sponsor	160,613	148,835

Total liabilities	160,613	712,877

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	215,970,841	191,502,023

Total liabilities and shareholders’ equity	$216,131,454	$192,214,900

Shares outstanding	3,000,000	3,000,000

Net asset value per share	$71.99	$63.83

Market value per share (Note 2)	$72.26	$63.87

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.365% due 04/18/24	$20,000,000	$19,950,086
5.273% due 05/14/24	20,000,000	19,874,106
5.269% due 06/06/24 †	25,000,000	24,760,980
5.390% due 06/18/24 †	25,000,000	24,717,792
5.349% due 07/09/24	50,000,000	49,285,000

Total short-term U.S. government and agency obligations (cost $138,592,669)		$138,587,964

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation) /Value
Gold Futures - COMEX, expires June 2024	649	$145,272,160	$2,377,155
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/08/24	$123,084,977	$3,235,432
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/08/24	58,461,471	1,536,727
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/08/24	105,107,323	2,762,868

			Total Unrealized Appreciation	$7,535,027

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$2,013,915	$1,649,014

Expenses
Management fee	436,603	427,114
Brokerage commissions	9,873	8,615

Total expenses	446,476	435,729

Net investment income (loss)	1,567,439	1,213,285

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,965,052	2,760,579
Swap agreements	11,506,219	8,039,317
Short-term U.S. government and agency obligations	3,011	—

Net realized gain (loss)	18,474,282	10,799,896

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,719,120)	1,854,323
Swap agreements	4,456,434	8,856,793
Short-term U.S. government and agency obligations	(16,122)	(22,737)

Change in net unrealized appreciation (depreciation)	2,721,192	10,688,379

Net realized and unrealized gain (loss)	21,195,474	21,488,275

Net income (loss)	$22,762,913	$22,701,560

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$191,502,023	$173,524,136

Addition of 450,000 and 400,000 shares, respectively	29,329,988	24,973,354
Redemption of 450,000 and 350,000 shares, respectively	(27,624,083)	(20,037,521)

Net addition (redemption) of – and 50,000 shares, respectively	1,705,905	4,935,833

Net investment income (loss)	1,567,439	1,213,285
Net realized gain (loss)	18,474,282	10,799,896
Change in net unrealized appreciation (depreciation)	2,721,192	10,688,379

Net income (loss)	22,762,913	22,701,560

Shareholders’ equity, end of period	$215,970,841	$201,161,529

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$22,762,913	$22,701,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(162,692,795)	(264,664,939)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	85,003,011	300,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,403,697)	(1,094,933)
Net realized (gain) loss on investments	(3,011)	—
Change in unrealized (appreciation) depreciation on investments	(4,440,312)	(8,834,056)
Decrease (Increase) in receivable on open futures contracts	(1,065,148)	8,169
Decrease (Increase) in interest receivable	130,700	(119,918)
Increase (Decrease) in payable to Sponsor	11,778	4,685
Increase (Decrease) in payable on open futures contracts	(564,042)	684,839

Net cash provided by (used in) operating activities	(62,260,603)	48,685,407

Cash flow from financing activities
Proceeds from addition of shares	25,730,393	24,973,354
Payment on shares redeemed	(27,624,083)	(20,037,521)

Net cash provided by (used in) financing activities	(1,893,690)	4,935,833

Net increase (decrease) in cash	(64,154,293)	53,621,240
Cash, beginning of period	129,351,977	37,909,767

Cash, end of period	$65,197,684	$91,531,007

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $205,091,268 and $114,255,151, respectively)	$205,080,219	$114,276,025
Cash	63,426,794	160,468,637
Segregated cash balances with brokers for futures contracts	20,833,500	23,499,000
Segregated cash balances with brokers for swap agreements	99,214,121	95,226,292
Unrealized appreciation on swap agreements	8,532,455	—
Receivable from capital shares sold	5,705,998	2,728,828
Receivable on open futures contracts	714,136	—
Interest receivable	399,563	598,623

Total assets	403,906,786	396,797,405

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,503,958
Payable to Sponsor	322,042	319,853
Unrealized depreciation on swap agreements	—	2,827,221

Total liabilities	322,042	6,651,032

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	403,584,744	390,146,373

Total liabilities and shareholders’ equity	$403,906,786	$396,797,405

Shares outstanding	14,146,526	14,296,526

Net asset value per share	$28.53	$27.29

Market value per share (Note 2)	$28.74	$27.17

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(51% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.365% due 04/18/24	$32,000,000	$31,920,138
5.273% due 05/14/24	40,000,000	39,748,212
5.269% due 06/06/24 †	50,000,000	49,521,960
5.352% due 06/18/24 †	35,000,000	34,604,909
5.349% due 07/09/24	50,000,000	49,285,000

Total short-term U.S. government and agency obligations (cost $205,091,268)		$205,080,219

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2024	2,406	$299,739,480	$22,681,594
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/08/24	$183,114,057	$3,081,663
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/08/24	22,879,089	384,359
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/08/24	155,225,776	2,607,725
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/08/24	146,097,767	2,458,708

			Total Unrealized Appreciation	$8,532,455

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$3,634,857	$3,374,396

Expenses
Management fee	873,901	871,559
Brokerage commissions	28,042	26,562

Total expenses	901,943	898,121

Net investment income (loss)	2,732,914	2,476,275

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,638,782)	3,641,746
Swap agreements	1,168,070	(32,385,610)
Short-term U.S. government and agency obligations	4,797	—

Net realized gain (loss)	(4,465,915)	(28,743,864)

Change in net unrealized appreciation (depreciation) on
Futures contracts	10,280,846	(751,963)
Swap agreements	11,359,676	23,139,621
Short-term U.S. government and agency obligations	(31,923)	(35,538)

Change in net unrealized appreciation (depreciation)	21,608,599	22,352,120

Net realized and unrealized gain (loss)	17,142,684	(6,391,744)

Net income (loss)	$19,875,598	$(3,915,469)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$390,146,373	$414,285,878

Addition of 2,300,000 and 1,900,000 shares, respectively	58,374,730	51,232,279
Redemption of 2,450,000 and 1,150,000 shares, respectively	(64,811,957)	(32,487,354)

Net addition (redemption) of (150,000) and 750,000 shares, respectively	(6,437,227)	18,744,925

Net investment income (loss)	2,732,914	2,476,275
Net realized gain (loss)	(4,465,915)	(28,743,864)
Change in net unrealized appreciation (depreciation)	21,608,599	22,352,120

Net income (loss)	19,875,598	(3,915,469)

Shareholders’ equity, end of period	$403,584,744	$429,115,334

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$19,875,598	$(3,915,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(263,537,090)	(1,776,762,620)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	175,004,797	1,858,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,299,027)	(2,414,024)
Net realized (gain) loss on investments	(4,797)	—
Change in unrealized (appreciation) depreciation on investments	(11,327,753)	(23,104,083)
Decrease (Increase) in receivable on open futures contracts	(714,136)	(1,907,867)
Decrease (Increase) in interest receivable	199,060	(100,488)
Increase (Decrease) in payable to Sponsor	2,189	(57,403)
Increase (Decrease) in payable on open futures contracts	(3,503,958)	(1,948,902)

Net cash provided by (used in) operating activities	(86,305,117)	47,789,144

Cash flow from financing activities
Proceeds from addition of shares	55,397,560	51,232,279
Payment on shares redeemed	(64,811,957)	(34,102,736)

Net cash provided by (used in) financing activities	(9,414,397)	17,129,543

Net increase (decrease) in cash	(95,719,514)	64,918,687
Cash, beginning of period	279,193,929	150,012,071

Cash, end of period	$183,474,415	$214,930,758

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,312,431 and $–, respectively)	$59,307,872	$—
Cash	41,175,228	86,615,956
Segregated cash balances with brokers for futures contracts	136,617,804	210,845,154
Receivable from capital shares sold	3,777,822	—
Receivable on open futures contracts	37,710,482	50,510,206
Interest receivable	533,452	924,148

Total assets	279,122,660	348,895,464

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	648,632	—
Brokerage commissions and futures account fees payable	23,097	36,088
Payable to Sponsor	210,282	303,633

Total liabilities	882,011	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	278,240,649	348,555,743

Total liabilities and shareholders’ equity	$279,122,660	$348,895,464

Shares outstanding (Note 8)	8,844,891	8,264,891

Net asset value per share (Note 8)	$31.46	$42.17

Market value per share (Note 8) (Note 2)	$31.60	$42.20

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 21 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.269 % due 06/06/24	$35,000,000	$34,665,372
5.349 % due 07/09/24	25,000,000	24,642,500

Total short-term U.S. government and agency obligations (cost $ 59,312,431 )		$59,307,872

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2024	17,863	$160,660,770	$(17,550,463)
VIX Futures - Cboe, expires May 2024	10,420	256,668,088	(348,320)

			$(17,898,783)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$2,758,242	$4,416,655

Expenses
Management fee	667,531	1,373,770
Brokerage commissions	486,546	777,701
Futures accounts fees	86,170	123,361

Total expenses	1,240,247	2,274,832

Net investment income (loss)	1,517,995	2,141,823

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(91,003,229)	(182,233,430)
Short-term U.S. government and agency obligations	10,637	(7,778)

Net realized gain (loss)	(90,992,592)	(182,241,208)

Change in net unrealized appreciation (depreciation) on
Futures contracts	13,285,128	2,046,250
Short-term U.S. government and agency obligations	(4,559)	(8,723)

Change in net unrealized appreciation (depreciation)	13,280,569	2,037,527

Net realized and unrealized gain (loss)	(77,712,023)	(180,203,681)

Net income (loss)	$(76,194,028)	$(178,061,858)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$348,555,743	$639,318,362

Addition of 2,820,000 and 1,674,000 shares, respectively (Note 1) (Note 8)	94,706,832	436,460,449
Redemption of 2,240,000 and 1,218,000 shares, respectively (Note 1) (Note 8)	(88,827,898)	(361,736,717)

Net addition (redemption) of 580,000 and 456,000 shares, respectively (Note 1) (Note 8)	5,878,934	74,723,732

Net investment income (loss)	1,517,995	2,141,823
Net realized gain (loss)	(90,992,592)	(182,241,208)
Change in net unrealized appreciation (depreciation)	13,280,569	2,037,527

Net income (loss)	(76,194,028)	(178,061,858)

Shareholders’ equity, end of period	$278,240,649	$535,980,236

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(76,194,028)	$(178,061,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(105,703,000)	(664,522,118)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	46,921,617	629,900,478
Net amortization and accretion on short-term U.S. government and agency obligations	(520,411)	(526,310)
Net realized (gain) loss on investments	(10,637)	7,778
Change in unrealized (appreciation) depreciation on investments	4,559	8,723
Decrease (Increase) in receivable on open futures contracts	12,799,724	109,195,498
Decrease (Increase) in interest receivable	390,696	(107,914)
Increase (Decrease) in payable to Sponsor	(93,351)	(112,552)
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,991)	(16,834)
Increase (Decrease) in payable on open futures contracts	648,632	371,040

Net cash provided by (used in) operating activities	(121,769,190)	(103,864,069)

Cash flow from financing activities
Proceeds from addition of shares	90,929,010	423,036,558
Payment on shares redeemed	(88,827,898)	(361,736,717)

Net cash provided by (used in) financing activities	2,101,112	61,299,841

Net increase (decrease) in cash	(119,668,078)	(42,564,228)
Cash, beginning of period	297,461,110	394,847,507

Cash, end of period	$177,793,032	$352,283,279

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$38,021,417	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	5,920,471	2,976,399
Unrealized appreciation on foreign currency forward contracts	5,548	1,534,924
Interest receivable	142,575	104,541

Total assets	44,090,011	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Payable to Sponsor	30,272	22,600
Unrealized depreciation on foreign currency forward contracts	2,065,194	15,639

Total liabilities	2,095,466	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	41,994,545	30,205,770

Total liabilities and shareholders’ equity	$44,090,011	$31,617,176

Shares outstanding	1,799,970	1,099,970

Net asset value per share	$23.33	$27.46

Market value per share (Note 2)	$23.35	$27.49

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/05/24	6,299,288,056	$41,644,228	$(954,143)
Yen with UBS AG	04/05/24	6,445,204,856	42,608,876	(1,111,051)

			Total Unrealized Depreciation	$(2,065,194)

Contracts to Sell
Yen with UBS AG	04/05/24	(36,515,000)	$(241,399)	$5,548

			Total Unrealized Appreciation	$5,548

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$370,254	$120,118

Expenses
Management fee	77,236	30,560

Total expenses	77,236	30,560

Net investment income (loss)	293,018	89,558

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,031,575)	(298,808)

Net realized gain (loss)	(2,031,575)	(298,808)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(3,578,931)	(494,067)

Change in net unrealized appreciation (depreciation)	(3,578,931)	(494,067)

Net realized and unrealized gain (loss)	(5,610,506)	(792,875)

Net income (loss)	$(5,317,488)	$(703,317)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$30,205,770	$13,814,796

Addition of 800,000 and 50,000 shares, respectively	19,596,625	1,812,626
Redemption of 100,000 and 150,000 shares, respectively	(2,490,362)	(5,009,022)

Net addition (redemption) of 700,000 and (100,000) shares, respectively	17,106,263	(3,196,396)

Net investment income (loss)	293,018	89,558
Net realized gain (loss)	(2,031,575)	(298,808)
Change in net unrealized appreciation (depreciation)	(3,578,931)	(494,067)

Net income (loss)	(5,317,488)	(703,317)

Shareholders’ equity, end of period	$41,994,545	$9,915,083

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(5,317,488)	$(703,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	3,578,931	494,067
Decrease (Increase) in interest receivable	(38,034)	4,301
Increase (Decrease) in payable to Sponsor	7,672	(1,699)

Net cash provided by (used in) operating activities	(1,768,919)	(206,648)

Cash flow from financing activities
Proceeds from addition of shares	19,596,625	1,812,626
Payment on shares redeemed	(3,863,529)	(3,355,657)

Net cash provided by (used in) financing activities	15,733,096	(1,543,031)

Net increase (decrease) in cash	13,964,177	(1,749,679)
Cash, beginning of period	29,977,711	12,801,958

Cash, end of period	$43,941,888	$11,052,279

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $123,822,272 and $49,673,923, respectively)	$123,814,531	$49,683,885
Cash	25,792,785	91,925,442
Segregated cash balances with brokers for futures contracts	49,385,885	49,648,726
Receivable from capital shares sold	3,980,628	—
Receivable on open futures contracts	—	654,887
Interest receivable	237,927	285,610

Total assets	203,211,756	192,198,550

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,096,091
Payable on open futures contracts	5,534,125	—
Brokerage commissions and futures account fees payable	3,387	3,509
Payable to Sponsor	161,949	135,358

Total liabilities	5,699,461	3,234,958

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	197,512,295	188,963,592

Total liabilities and shareholders’ equity	$203,211,756	$192,198,550

Shares outstanding	12,405,220	9,105,220

Net asset value per share	$15.92	$20.75

Market value per share (Note 2)	$16.02	$20.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(63% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.365% due 04/18/24	$15,000,000	$14,962,564
5.273% due 05/14/24	20,000,000	19,874,106
5.269% due 06/06/24	40,000,000	39,617,568
5.352% due 06/18/24	25,000,000	24,717,793
5.349% due 07/09/24	25,000,000	24,642,500

Total short-term U.S. government and agency obligations (cost $123,822,272)		$123,814,531

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2024	1,601	$131,954,420	$(6,262,875)
WTI Crude Oil - NYMEX, expires December 2024	1,693	131,783,120	(270,752)
WTI Crude Oil - NYMEX, expires June 2025	1,758	131,252,280	(5,461,484)

			$(11,995,111)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$2,242,767	$2,003,209

Expenses
Management fee	451,585	484,880
Brokerage commissions	53,961	65,757

Total expenses	505,546	550,637

Net investment income (loss)	1,737,221	1,452,572

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,515,601)	27,614,279
Short-term U.S. government and agency obligations	6,779	488

Net realized gain (loss)	(12,508,822)	27,614,767

Change in net unrealized appreciation (depreciation) on
Futures contracts	(34,431,430)	10,971,115
Short-term U.S. government and agency obligations	(17,703)	(14,885)

Change in net unrealized appreciation (depreciation)	(34,449,133)	10,956,230

Net realized and unrealized gain (loss)	(46,957,955)	38,570,997

Net income (loss)	$(45,220,734)	$40,023,569

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$188,963,592	$222,697,337

Addition of 8,450,000 and 5,300,000 shares, respectively	150,729,657	127,905,875
Redemption of 5,150,000 and 8,850,000 shares, respectively	(96,960,220)	(245,864,218)

Net addition (redemption) of 3,300,000 and (3,550,000) shares, respectively	53,769,437	(117,958,343)

Net investment income (loss)	1,737,221	1,452,572
Net realized gain (loss)	(12,508,822)	27,614,767
Change in net unrealized appreciation (depreciation)	(34,449,133)	10,956,230

Net income (loss)	(45,220,734)	40,023,569

Shareholders’ equity, end of period	$197,512,295	$144,762,563

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(45,220,734)	$40,023,569
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(162,869,137)	(239,587,448)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	90,006,779	284,998,708
Net amortization and accretion on short-term U.S. government and agency obligations	(1,279,212)	(956,401)
Net realized (gain) loss on investments	(6,779)	(488)
Change in unrealized (appreciation) depreciation on investments	17,703	14,885
Decrease (Increase) in receivable on open futures contracts	654,887	1,604,847
Decrease (Increase) in interest receivable	47,683	103,592
Increase (Decrease) in payable to Sponsor	26,591	(68,565)
Increase (Decrease) in brokerage commissions and futures account fees payable	(122)	(727)
Increase (Decrease) in payable on open futures contracts	5,534,125	526,742

Net cash provided by (used in) operating activities	(113,088,216)	86,658,714

Cash flow from financing activities
Proceeds from addition of shares	146,749,029	109,041,151
Payment on shares redeemed	(100,056,311)	(247,121,308)

Net cash provided by (used in) financing activities	46,692,718	(138,080,157)

Net increase (decrease) in cash	(66,395,498)	(51,421,443)
Cash, beginning of period	141,574,168	139,811,511

Cash, end of period	$75,178,670	$88,390,068

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $54,451,445 and $–, respectively)	$54,447,299	$—
Cash	10,722,485	73,282,564
Segregated cash balances with brokers for futures contracts	27,668,768	35,326,076
Receivable from capital shares sold	—	9,611,378
Receivable on open futures contracts	12,531,347	22,414,082
Interest receivable	177,094	447,861

Total assets	105,546,993	141,081,961

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,069,201	—
Payable on open futures contracts	3,043,723	—
Brokerage commissions and futures account fees payable	4,183	10,461
Payable to Sponsor	84,531	108,408

Total liabilities	11,201,638	118,869

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	94,345,355	140,963,092

Total liabilities and shareholders’ equity	$105,546,993	$141,081,961

Shares outstanding (Note 8)	1,233,712	2,933,712

Net asset value per share (Note 8)	$76.47	$48.05

Market value per share (Note 8) (Note 2)	$78.35	$48.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(58% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.273% due 05/14/24	$5,000,000	$4,968,526
5.269% due 06/06/24	25,000,000	24,760,980
5.390% due 06/18/24	25,000,000	24,717,793

Total short-term U.S. government and agency obligations (cost $54,451,445)		$54,447,299

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2024	10,700	$188,641,000	$20,277,127

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$1,347,078	$1,186,752

Expenses
Management fee	262,444	296,862
Brokerage commissions	261,254	209,641
Futures accounts fees	16,033	29,609

Total expenses	539,731	536,112

Net investment income (loss)	807,347	650,640

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	44,654,357	183,408,644
Short-term U.S. government and agency obligations	(1,743)	(2,678)

Net realized gain (loss)	44,652,614	183,405,966

Change in net unrealized appreciation (depreciation) on
Futures contracts	23,830,634	(44,952,803)
Short-term U.S. government and agency obligations	(4,146)	(6,995)

Change in net unrealized appreciation (depreciation)	23,826,488	(44,959,798)

Net realized and unrealized gain (loss)	68,479,102	138,446,168

Net income (loss)	$69,286,449	$139,096,808

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$140,963,092	$134,109,520

Addition of 6,600,000 and 14,500,000 shares, respectively (Note 8)	330,055,174	376,009,637
Redemption of 8,300,000 and 20,300,000 shares, respectively (Note 8)	(445,959,360)	(502,234,205)

Net addition (redemption) of (1,700,000) and (5,800,000) shares, respectively (Note 8)	(115,904,186)	(126,224,568)

Net investment income (loss)	807,347	650,640
Net realized gain (loss)	44,652,614	183,405,966
Change in net unrealized appreciation (depreciation)	23,826,488	(44,959,798)

Net income (loss)	69,286,449	139,096,808

Shareholders’ equity, end of period	$94,345,355	$146,981,760

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$69,286,449	$139,096,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(98,718,829)	(34,903,867)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	44,796,807	71,888,275
Net amortization and accretion on short-term U.S. government and agency obligations	(531,166)	(508,358)
Net realized (gain) loss on investments	1,743	2,678
Change in unrealized (appreciation) depreciation on investments	4,146	6,995
Decrease (Increase) in receivable on open futures contracts	9,882,735	14,440,205
Decrease (Increase) in interest receivable	270,767	78,984
Increase (Decrease) in payable to Sponsor	(23,877)	(37,297)
Increase (Decrease) in brokerage commissions and futures account fees payable	(6,278)	1,562
Increase (Decrease) in payable on open futures contracts	3,043,723	11,040,838

Net cash provided by (used in) operating activities	28,006,220	201,106,823

Cash flow from financing activities
Proceeds from addition of shares	339,666,552	347,564,637
Payment on shares redeemed	(437,890,159)	(507,599,401)

Net cash provided by (used in) financing activities	(98,223,607)	(160,034,764)

Net increase (decrease) in cash	(70,217,387)	41,072,059
Cash, beginning of period	108,608,640	44,482,540

Cash, end of period	$38,391,253	$85,554,599

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$33,082,139	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,392,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	1,164,063	38,029
Interest receivable	151,231	159,359

Total assets	38,789,545	41,287,730

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	31,554	33,372
Unrealized depreciation on foreign currency forward contracts	45,109	1,886,808

Total liabilities	76,663	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,712,882	39,367,550

Total liabilities and shareholders’ equity	$38,789,545	$41,287,730

Shares outstanding	1,250,000	1,350,000

Net asset value per share	$30.97	$29.16

Market value per share (Note 2)	$30.96	$29.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/05/24	2,089,000	$2,254,174	$(24,577)
Euro with UBS AG	04/05/24	2,400,000	2,589,766	(20,532)

			Total Unrealized Depreciation	$(45,109)

Contracts to Sell
Euro with Goldman Sachs International	04/05/24	(38,956,263)	$(42,036,495)	$611,935
Euro with UBS AG	04/05/24	(37,273,199)	(40,220,352)	552,128

			Total Unrealized Appreciation	$1,164,063

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$458,317	$647,120

Expenses
Management fee	95,250	161,568

Total expenses	95,250	161,568

Net investment income (loss)	363,067	485,552

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(943,861)	(1,407,311)
Short-term U.S. government and agency obligations	4,641	—

Net realized gain (loss)	(939,220)	(1,407,311)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,967,733	146,013
Short-term U.S. government and agency obligations	—	(4,802)

Change in net unrealized appreciation (depreciation)	2,967,733	141,211

Net realized and unrealized gain (loss)	2,028,513	(1,266,100)

Net income (loss)	$2,391,580	$(780,548)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$39,367,550	$75,113,179

Addition of – and 100,000 shares, respectively	—	3,051,886
Redemption of 100,000 and 600,000 shares, respectively	(3,046,248)	(17,847,257)

Net addition (redemption) of (100,000) and (500,000) shares, respectively	(3,046,248)	(14,795,371)

Net investment income (loss)	363,067	485,552
Net realized gain (loss)	(939,220)	(1,407,311)
Change in net unrealized appreciation (depreciation)	2,967,733	141,211

Net income (loss)	2,391,580	(780,548)

Shareholders’ equity, end of period	$38,712,882	$59,537,260

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$2,391,580	$(780,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(54,925,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,641	95,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(83,003)
Net realized (gain) loss on investments	(4,641)	—
Change in unrealized (appreciation) depreciation on investments	(2,967,733)	(141,211)
Decrease (Increase) in interest receivable	8,128	(34,330)
Increase (Decrease) in payable to Sponsor	(1,818)	(12,013)

Net cash provided by (used in) operating activities	(569,843)	39,023,720

Cash flow from financing activities
Proceeds from addition of shares	—	3,051,886
Payment on shares redeemed	(3,046,248)	(16,411,868)

Net cash provided by (used in) financing activities	(3,046,248)	(13,359,982)

Net increase (decrease) in cash	(3,616,091)	25,663,738
Cash, beginning of period	41,090,342	37,531,356

Cash, end of period	$37,474,251	$63,195,094

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$11,632,081	$9,309,908
Segregated cash balances with brokers for futures contracts	488,400	261,450
Segregated cash balances with brokers for swap agreements	2,499,614	2,375,125
Receivable from capital shares sold	1,172,457	—
Receivable on open futures contracts	—	17,324
Interest receivable	50,067	41,501

Total assets	15,842,619	12,005,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	178,749	—
Payable to Sponsor	11,405	9,708
Unrealized depreciation on swap agreements	481,581	199,821

Total liabilities	671,735	209,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,170,884	11,795,779

Total liabilities and shareholders’ equity	$15,842,619	$12,005,308

Shares outstanding	646,977	446,977

Net asset value per share	$23.45	$26.39

Market value per share (Note 2)	$23.38	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2024	55	$12,311,200	$(207,050)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/08/24	$(4,178,267)	$(111,058)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/08/24	(5,476,095)	(145,392)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/08/24	(8,470,022)	(225,131)

			Total Unrealized Depreciation	$(481,581)

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$143,203	$132,562

Expenses
Management fee	32,401	36,373
Brokerage commissions	935	1,361

Total expenses	33,336	37,734

Net investment income (loss)	109,867	94,828

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(649,963)	(114,050)
Swap agreements	(747,850)	(916,831)

Net realized gain (loss)	(1,397,813)	(1,030,881)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(62,819)	(63,271)
Swap agreements	(281,760)	(592,431)

Change in net unrealized appreciation (depreciation)	(344,579)	(655,702)

Net realized and unrealized gain (loss)	(1,742,392)	(1,686,583)

Net income (loss)	$(1,632,525)	$(1,591,755)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$11,795,779	$15,456,037

Addition of 200,000 and 300,000 shares, respectively	5,007,630	8,364,270
Redemption of – and 200,000 shares, respectively	—	(6,179,279)

Net addition (redemption) of 200,000 and 100,000 shares, respectively	5,007,630	2,184,991

Net investment income (loss)	109,867	94,828
Net realized gain (loss)	(1,397,813)	(1,030,881)
Change in net unrealized appreciation (depreciation)	(344,579)	(655,702)

Net income (loss)	(1,632,525)	(1,591,755)

Shareholders’ equity, end of period	$15,170,884	$16,049,273

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(1,632,525)	$(1,591,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	281,760	592,431
Decrease (Increase) in receivable on open futures contracts	17,324	(59,952)
Decrease (Increase) in interest receivable	(8,566)	353
Increase (Decrease) in payable to Sponsor	1,697	(1,413)
Increase (Decrease) in payable on open futures contracts	178,749	(700)

Net cash provided by (used in) operating activities	(1,161,561)	(1,061,036)

Cash flow from financing activities
Proceeds from addition of shares	3,835,173	8,364,270
Payment on shares redeemed	—	(6,179,279)

Net cash provided by (used in) financing activities	3,835,173	2,184,991

Net increase (decrease) in cash	2,673,612	1,123,955
Cash, beginning of period	11,946,483	16,020,413

Cash, end of period	$14,620,095	$17,144,368

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$19,551,988	$46,444,776
Segregated cash balances with brokers for futures contracts	1,398,250	5,494,500
Segregated cash balances with brokers for swap agreements	5,505,236	12,657,595
Receivable from capital shares sold	—	907,025
Receivable on open futures contracts	—	329,629
Interest receivable	65,590	173,799

Total assets	26,521,064	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,704,153	—
Payable on open futures contracts	72,258	—
Payable to Sponsor	17,114	43,464
Unrealized depreciation on swap agreements	482,510	814,174

Total liabilities	2,276,035	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,245,029	65,149,686

Total liabilities and shareholders’ equity	$26,521,064	$66,007,324

Shares outstanding	1,441,329	3,591,329

Net asset value per share	$16.82	$18.14

Market value per share (Note 2)	$16.71	$18.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2024	163	$20,306,540	$(61,220)

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/08/24	$(5,353,674)	$(91,685)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/08/24	(10,145,879)	(173,752)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/08/24	(1,399,517)	(24,009)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/08/24	(11,273,405)	(193,064)

			Total Unrealized Depreciation	$(482,510)

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$381,433	$200,078

Expenses
Management fee	91,138	60,168
Brokerage commissions	6,024	5,703

Total expenses	97,162	65,871

Net investment income (loss)	284,271	134,207

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,873,708	1,331,998
Swap agreements	906,312	1,381,625

Net realized gain (loss)	5,780,020	2,713,623

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,750,266)	116,463
Swap agreements	331,664	(1,299,699)

Change in net unrealized appreciation (depreciation)	(1,418,602)	(1,183,236)

Net realized and unrealized gain (loss)	4,361,418	1,530,387

Net income (loss)	$4,645,689	$1,664,594

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$65,149,686	$31,932,799

Addition of 1,400,000 and 650,000 shares, respectively	25,818,888	13,789,540
Redemption of 3,550,000 and 1,200,000 shares, respectively	(71,369,234)	(27,051,242)

Net addition (redemption) of (2,150,000) and (550,000) shares, respectively	(45,550,346)	(13,261,702)

Net investment income (loss)	284,271	134,207
Net realized gain (loss)	5,780,020	2,713,623
Change in net unrealized appreciation (depreciation)	(1,418,602)	(1,183,236)

Net income (loss)	4,645,689	1,664,594

Shareholders’ equity, end of period	$24,245,029	$20,335,691

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$4,645,689	$1,664,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(331,664)	1,299,699
Decrease (Increase) in receivable on open futures contracts	329,629	59,575
Decrease (Increase) in interest receivable	108,209	7,257
Increase (Decrease) in payable to Sponsor	(26,350)	(4,042)
Increase (Decrease) in payable on open futures contracts	72,258	192,643

Net cash provided by (used in) operating activities	4,797,771	3,219,726

Cash flow from financing activities
Proceeds from addition of shares	26,725,913	13,830,619
Payment on shares redeemed	(69,665,081)	(27,051,242)

Net cash provided by (used in) financing activities	(42,939,168)	(13,220,623)

Net increase (decrease) in cash	(38,141,397)	(10,000,897)
Cash, beginning of period	64,596,871	32,583,283

Cash, end of period	$26,455,474	$22,582,386

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$27,798,083	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	3,148,645	3,434,732
Unrealized appreciation on foreign currency forward contracts	1,626,444	129,697
Interest receivable	113,414	100,284

Total assets	32,686,586	25,472,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	24,146	20,676
Unrealized depreciation on foreign currency forward contracts	217	1,441,622

Total liabilities	24,363	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,662,223	24,010,010

Total liabilities and shareholders’ equity	$32,686,586	$25,472,308

Shares outstanding	398,580	348,580

Net asset value per share	$81.95	$68.88

Market value per share (Note 2)	$81.83	$68.94

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	04/05/24	46,414,000	$306,840	$(217)

			Total Unrealized Depreciation	$(217)

Contracts to Sell
Yen with Goldman Sachs International	04/05/24	(4,271,976,165)	$(28,241,787)	$715,090
Yen with UBS AG	04/05/24	(5,644,914,574)	(37,318,203)	911,354

			Total Unrealized Appreciation	$1,626,444

^
The positions and counterparties herein are as of March 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$315,417	$204,200

Expenses
Management fee	66,133	50,812

Total expenses	66,133	50,812

Net investment income (loss)	249,284	153,388

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,705,271	(1,027,976)
Short-term U.S. government and agency obligations	3,541	—

Net realized gain (loss)	1,708,812	(1,027,976)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,938,152	1,862,262
Short-term U.S. government and agency obligations	—	(2,761)

Change in net unrealized appreciation (depreciation)	2,938,152	1,859,501

Net realized and unrealized gain (loss)	4,646,964	831,525

Net income (loss)	$4,896,248	$984,913

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$24,010,010	$21,397,736

Addition of 100,000 and 200,000 shares, respectively	7,579,960	11,156,537
Redemption of 50,000 and 150,000 shares, respectively	(3,823,995)	(8,427,368)

Net addition (redemption) of 50,000 and 50,000 shares, respectively	3,755,965	2,729,169

Net investment income (loss)	249,284	153,388
Net realized gain (loss)	1,708,812	(1,027,976)
Change in net unrealized appreciation (depreciation)	2,938,152	1,859,501

Net income (loss)	4,896,248	984,913

Shareholders’ equity, end of period	$32,662,223	$25,111,818

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$4,896,248	$984,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,541	23,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,702)
Net realized (gain) loss on investments	(3,541)	—
Change in unrealized (appreciation) depreciation on investments	(2,938,152)	(1,859,501)
Decrease (Increase) in interest receivable	(13,130)	(45,381)
Increase (Decrease) in payable to Sponsor	3,470	(10,546)

Net cash provided by (used in) operating activities	1,948,436	22,064,783

Cash flow from financing activities
Proceeds from addition of shares	7,579,960	8,356,690
Payment on shares redeemed	(3,823,995)	(11,110,823)

Net cash provided by (used in) financing activities	3,755,965	(2,754,133)

Net increase (decrease) in cash	5,704,401	19,310,650
Cash, beginning of period	25,242,327	4,104,127

Cash, end of period	$30,946,728	$23,414,777

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$71,789,332	$31,674,194
Segregated cash balances with brokers for futures contracts	11,712,177	5,936,995
Receivable on open futures contracts	905,571	137,945
Interest receivable	245,795	141,818

Total assets	84,652,875	37,890,952

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	2,524	1,876
Payable to Sponsor	47,287	22,933

Total liabilities	49,811	24,809

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	84,603,064	37,866,143

Total liabilities and shareholders’ equity	$84,652,875	$37,890,952

Shares outstanding	5,337,403	2,262,403

Net asset value per share	$15.85	$16.74

Market value per share (Note 2)	$15.85	$16.75

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2024	993	$16,799,673	$(416,880)
VIX Futures - Cboe, expires August 2024	1,572	27,510,000	(204,210)
VIX Futures - Cboe, expires September 2024	1,572	28,311,406	(352,062)
VIX Futures - Cboe, expires October 2024	580	11,948,000	17,267

			$(955,885)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$515,164	$647,920

Expenses
Management fee	96,887	150,123
Brokerage commissions	20,163	9,169
Futures accounts fees	6,004	11,440

Total expenses	123,054	170,732

Net investment income (loss)	392,110	477,188

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,108,469)	(15,820,720)
Short-term U.S. government and agency obligations	3,278	—

Net realized gain (loss)	(6,105,191)	(15,820,720)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,789,791	4,590,535
Short-term U.S. government and agency obligations	—	(8,075)

Change in net unrealized appreciation (depreciation)	2,789,791	4,582,460

Net realized and unrealized gain (loss)	(3,315,400)	(11,238,260)

Net income (loss)	$(2,923,290)	$(10,761,072)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$37,866,143	$84,014,959

Addition of 3,375,000 and 275,000 shares, respectively	54,425,947	7,751,336
Redemption of 300,000 and 525,000 shares, respectively	(4,765,736)	(13,699,136)

Net addition (redemption) of 3,075,000 and (250,000) shares, respectively	49,660,211	(5,947,800)

Net investment income (loss)	392,110	477,188
Net realized gain (loss)	(6,105,191)	(15,820,720)
Change in net unrealized appreciation (depreciation)	2,789,791	4,582,460

Net income (loss)	(2,923,290)	(10,761,072)

Shareholders’ equity, end of period	$84,603,064	$67,306,087

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(2,923,290)	$(10,761,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(214,823,214)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,278	220,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(236,917)
Net realized (gain) loss on investments	(3,278)	—
Change in unrealized (appreciation) depreciation on investments	—	8,075
Decrease (Increase) in receivable on open futures contracts	(767,626)	(26,021)
Decrease (Increase) in interest receivable	(103,977)	(28,792)
Increase (Decrease) in payable to Sponsor	24,354	(10,798)
Increase (Decrease) in brokerage commissions and futures account fees payable	648	(1,011)
Increase (Decrease) in payable on open futures contracts	—	14,074

Net cash provided by (used in) operating activities	(3,769,891)	(5,865,676)

Cash flow from financing activities
Proceeds from addition of shares	54,425,947	7,751,336
Payment on shares redeemed	(4,765,736)	(12,360,023)

Net cash provided by (used in) financing activities	49,660,211	(4,608,687)

Net increase (decrease) in cash	45,890,320	(10,474,363)
Cash, beginning of period	37,611,189	33,959,989

Cash, end of period	$83,501,509	$23,485,626

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,205,152 and $59,648,776, respectively)	$69,201,410	$59,660,373
Cash	23,097,902	22,277,582
Segregated cash balances with brokers for futures contracts	49,390,884	59,164,337
Receivable from capital shares sold	1,617,143	—
Receivable on open futures contracts	19,465,649	16,047,893
Interest receivable	249,471	254,671

Total assets	163,022,459	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	580
Brokerage commissions and futures account fees payable	8,607	11,961
Payable to Sponsor	77,801	70,569

Total liabilities	86,408	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	162,936,051	157,321,746

Total liabilities and shareholders’ equity	$163,022,459	$157,404,856

Shares outstanding	12,600,947	10,150,947

Net asset value per share	$12.93	$15.50

Market value per share (Note 2)	$12.96	$15.51

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.269% due 06/06/24	$30,000,000	$29,713,176
5.352% due 06/18/24	20,000,000	19,774,234
5.349% due 07/09/24	20,000,000	19,714,000

Total short-term U.S. government and agency obligations (cost $69,205,152)		$69,201,410

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2024	6,974	$100,207,314	$(6,554,137)
VIX Futures - Cboe, expires May 2024	4,068	62,722,458	(125,438)

			$(6,679,575)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$1,758,262	$2,120,561

Expenses
Management fee	336,376	517,488
Brokerage commissions	40,259	96,497
Futures accounts fees	33,271	50,659

Total expenses	409,906	664,644

Net investment income (loss)	1,348,356	1,455,917

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(31,758,964)	(46,096,702)
Short-term U.S. government and agency obligations	4,830	8

Net realized gain (loss)	(31,754,134)	(46,096,694)

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,984,519	1,147,992
Short-term U.S. government and agency obligations	(15,339)	(17,966)

Change in net unrealized appreciation (depreciation)	2,969,180	1,130,026

Net realized and unrealized gain (loss)	(28,784,954)	(44,966,668)

Net income (loss)	$(27,436,598)	$(43,510,751)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$157,321,746	$266,580,320

Addition of 3,800,000 and 2,300,000 shares, respectively (Note 1)	52,780,309	108,467,352
Redemption of 1,350,000 and 1,955,000 shares, respectively (Note 1)	(19,729,406)	(104,771,717)

Net addition (redemption) of 2,450,000 and 345,000 shares, respectively (Note 1)	33,050,903	3,695,635

Net investment income (loss)	1,348,356	1,455,917
Net realized gain (loss)	(31,754,134)	(46,096,694)
Change in net unrealized appreciation (depreciation)	2,969,180	1,130,026

Net income (loss)	(27,436,598)	(43,510,751)

Shareholders’ equity, end of period	$162,936,051	$226,765,204

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(27,436,598)	$(43,510,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(108,597,450)	(124,671,570)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	99,944,134	109,979,608
Net amortization and accretion on short-term U.S. government and agency obligations	(898,230)	(819,344)
Net realized (gain) loss on investments	(4,830)	(8)
Change in unrealized (appreciation) depreciation on investments	15,339	17,966
Decrease (Increase) in receivable on open futures contracts	(3,417,756)	26,481,863
Decrease (Increase) in interest receivable	5,200	(108,848)
Increase (Decrease) in payable to Sponsor	7,232	6,899
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,354)	(13,059)
Increase (Decrease) in payable on open futures contracts	(580)	129,396

Net cash provided by (used in) operating activities	(40,386,893)	(32,507,848)

Cash flow from financing activities
Proceeds from addition of shares	51,163,166	103,045,732
Payment on shares redeemed	(19,729,406)	(105,342,190)

Net cash provided by (used in) financing activities	31,433,760	(2,296,458)

Net increase (decrease) in cash	(8,953,133)	(34,804,306)
Cash, beginning of period	81,441,919	125,161,810

Cash, end of period	$72,488,786	$90,357,504

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,101,228,826 and $690,346,244, respectively)	$1,101,171,661	$690,474,277
Cash	686,826,766	1,209,034,101
Segregated cash balances with brokers for futures contracts	641,544,576	810,718,438
Segregated cash balances with brokers for foreign currency forward contracts	13,994,228	13,366,243
Segregated cash balances with brokers for swap agreements	341,437,002	345,924,043
Unrealized appreciation on swap agreements	63,733,847	21,033,528
Unrealized appreciation on foreign currency forward contracts	2,797,020	2,011,074
Receivable from capital shares sold	61,874,968	22,784,178
Receivable on open futures contracts	214,903,522	237,610,648
Interest receivable	3,923,324	6,486,760

Total assets	3,132,206,914	3,359,443,290

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,773,354	39,357,935
Payable on open futures contracts	28,050,589	27,280,746
Brokerage commissions and futures account fees payable	72,259	131,497
Payable to Sponsor	2,352,890	2,654,226
Unrealized depreciation on swap agreements	964,091	3,841,216
Unrealized depreciation on foreign currency forward contracts	2,314,050	3,345,544

Total liabilities	43,527,233	76,611,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,088,679,681	3,282,832,126

Total liabilities and shareholders’ equity	$3,132,206,914	$3,359,443,290

Shares outstanding (Note 8)	131,485,809	113,030,809

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest	$30,789,270	$33,875,375
Expenses
Management fee	7,170,260	9,254,328
Brokerage commissions	1,843,552	2,374,632
Futures account fees	230,463	402,762

Total expenses	9,244,275	12,031,722

Net investment income (loss)	21,544,995	21,843,653

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(288,399,020)	(1,085,860,567)
Swap agreements	89,484,514	90,224,693
Foreign currency forward contracts	(1,125,591)	(2,453,816)
Short-term U.S. government and agency obligations	69,945	(13,530)

Net realized gain (loss)	(199,970,152)	(998,103,220)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(100,372,675)	(32,561,423)
Swap agreements	45,577,444	(150,345,998)
Foreign currency forward contracts	1,817,440	1,417,263
Short-term U.S. government and agency obligations	(185,198)	(217,091)

Change in net unrealized appreciation (depreciation)	(53,162,989)	(181,707,249)

Net realized and unrealized gain (loss)	(253,133,141)	(1,179,810,469)

Net income (loss)	$(231,588,146)	$(1,157,966,816)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$3,282,832,126	$3,887,786,746

Addition of 76,945,000 and 70,821,500 shares, respectively (Note 1) (Note 8)	1,797,533,442	4,125,870,321
Redemption of 58,490,000 and 66,280,500 shares, respectively (Note 1) (Note 8)	(1,760,097,741)	(2,717,059,358)

Net addition (redemption) of 18,455,000 and 4,541,000 shares, respectively (Note 1) (Note 8)	37,435,701	1,408,810,963

Net investment income (loss)	21,544,995	21,843,653
Net realized gain (loss)	(199,970,152)	(998,103,220)
Change in net unrealized appreciation (depreciation)	(53,162,989)	(181,707,249)

Net income (loss)	(231,588,146)	(1,157,966,816)

Shareholders’ equity, end of period	$3,088,679,681	$4,138,630,893

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(231,588,146)	$(1,157,966,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,454,832,843)	(18,561,204,980)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,056,718,779	18,914,616,336
Net amortization and accretion on short-term U.S. government and agency obligations	(12,698,573)	(15,486,607)
Net realized (gain) loss on investments	(69,945)	13,530
Change in unrealized (appreciation) depreciation on investments	(47,209,686)	149,145,826
Decrease (Increase) in receivable on futures contracts	22,707,126	85,542,272
Decrease (Increase) in interest receivable	2,563,436	(1,775,294)
Increase (Decrease) in payable to Sponsor	(301,336)	19,076
Increase (Decrease) in brokerage commissions and futures account fees payable	(59,238)	(8,695)
Increase (Decrease) in payable on futures contracts	769,843	9,174,527

Net cash provided by (used in) operating activities	(664,000,583)	(577,930,825)

Cash flow from financing activities
Proceeds from addition of shares	1,758,442,652	4,047,735,876
Payment on shares redeemed	(1,789,682,322)	(2,662,086,765)

Net cash provided by (used in) financing activities	(31,239,670)	1,385,649,111

Net increase (decrease) in cash	(695,240,253)	807,718,286
Cash, beginning of period	2,379,042,825	1,826,767,616

Cash, end of period	$1,683,802,572	$2,634,485,902

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2024, the following sixteen
series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
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
Share Splits
The table below includes forward and reverse Share splits for the Funds during the three months March 31, 2024, and during the year ended December 31, 2023. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares VIX Short-Term Futures	June 22, 2023	1-for-5 reverse Share split	June 23, 2023

ProShares Ultra VIX Short-Term Futures	June 22, 2023	1-for-10 reverse Share split	June 23, 2023

ProShares Ultra Bloomberg Natural Gas	June 22, 2023	1-for-20 reverse Share split	June 23, 2023
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form
10-K
for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2024 and 2023, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2024 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 28, 2024

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 28, 2024

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 28, 2024

Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	March 28, 2024

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 28, 2024

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2024.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2024.
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
Repurchase agreements are generally valued at amortized cost, provided such amounts approximate fair value.
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
The following table summarizes the valuation of investments at March 31, 2024 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$148,757,467	$8,013,037	$—	$—	$156,770,504
ProShares Ultra Bloomberg Crude Oil	301,974,899	21,911,745	—	47,666,365	371,553,009
ProShares Ultra Bloomberg Natural Gas	—	(92,772,278)	—	—	(92,772,278)
ProShares Ultra Euro	—	—	(202,565)	—	(202,565)
ProShares Ultra Gold	138,587,964	2,377,155	—	7,535,027	148,500,146
ProShares Ultra Silver	205,080,219	22,681,594	—	8,532,455	236,294,268
ProShares Ultra VIX Short-Term Futures ETF	$59,307,872	$(17,898,783)	$—	$—	$41,409,089
ProShares Ultra Yen	—	—	(2,059,646)	—	(2,059,646)
ProShares UltraShort Bloomberg Crude Oil	123,814,531	(11,995,111)	—	—	111,819,420
ProShares UltraShort Bloomberg Natural Gas	54,447,299	20,277,127	—	—	74,724,426
ProShares UltraShort Euro	—	—	1,118,954	—	1,118,954
ProShares UltraShort Gold	—	(207,050)	—	(481,581)	(688,631)
ProShares UltraShort Silver	—	(61,220)	—	(482,510)	(543,730)
ProShares UltraShort Yen	—	—	1,626,227	—	1,626,227
ProShares VIX Mid-Term Futures ETF	—	(955,885)	—	—	(955,885)
ProShares VIX Short-Term Futures ETF	69,201,410	(6,679,575)	—	—	62,521,835

Combined Trust:	$1,101,171,661	$(55,309,244)	$482,970	$62,769,756	$1,109,115,143

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

There were no transfers into or out of Level 3 for the quarter ended March 31, 2024 or the year ended December 31, 2023.
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.
Investment Transactions and Related Income
Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of
Operations
.

Interest income is generally recognized on an accrual basis and includes the amortization of discount on short-term U.S. government and agency obligations and is reflected in the Statement of Operations. Additionally, interest income may be earned on Repurchase Agreements and/or cash held on deposit with brokers for futures contracts.
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
Repurchase Agreements
The Funds may enter into repurchase agreements. Repurchase agreements are primarily used by the Funds as short-term investments for cash positions. Under a repurchase agreement, a Fund purchases one or more debt securities and simultaneously agrees to sell those securities back to the seller at a mutually agreed-upon future price and date, normally one day or a few days later. The resale price is greater than the purchase price, reflecting an agreed-upon market interest rate during the purchaser’s holding period. While the maturities of the underlying securities in repurchase transactions may be more than one year, the term of each repurchase agreement will always be less than one year. The Funds follow certain procedures designed to minimize the risks inherent in such agreements. These procedures include affecting repurchase transactions generally with major global financial institutions whose creditworthiness is monitored by the Advisor. In addition, the value of the collateral underlying the repurchase agreement is required to be at least equal to the repurchase price, including any accrued interest income earned on the repurchase agreement. The collateral underlying the repurchase agreement is held by the Fund’s custodian. A repurchase agreement is subject to the risk that the counterparty to the repurchase agreement that sells the securities may default on its obligation to repurchase them. In this circumstance, a Fund may lose money because it may not be able to sell the securities at the agreed upon time and price, the securities may lose value before they can be sold, the selling institution may declare bankruptcy, or the Fund may have difficulty exercising rights to the collateral. During periods of high demand for repurchase agreements, the Funds may be unable to invest available cash in these instruments to the extent desired by the Advisor.
At March 31, 2024, the Trust did not have any open repurchase agreements.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2024 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments as of March 31, 2024
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$8,013,037	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			17,898,783	*
	ProShares VIX Mid-Term Futures ETF		17,267	*		973,152	*
	ProShares VIX Short-Term Futures ETF		—			6,679,575	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		69,578,110	*		—
	ProShares Ultra Bloomberg Natural Gas		—			92,772,278	*
	ProShares Ultra Gold		9,912,182	*		—
	ProShares Ultra Silver		31,214,049	*		—
	ProShares UltraShort Bloomberg Crude Oil		—			11,995,111	*
	ProShares UltraShort Bloomberg Natural Gas		20,277,127	*		—
	ProShares UltraShort Gold		—			688,631	*
	ProShares UltraShort Silver		—			543,730	*

Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		965			203,530
	ProShares Ultra Yen		5,548			2,065,194
	ProShares UltraShort Euro		1,164,063			45,109
	ProShares UltraShort Yen		1,626,444			217

		Combined Trust:	$141,808,792	*		$133,865,310	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2023
		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts, unrealized appreciation on swap agreements			Payable on open futures contracts, unrealized depreciation on swap agreements
	ProShares Short VIX Short-Term Futures ETF		$12,640,624	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			31,183,911	*
	ProShares VIX Mid-Term Futures ETF		—			3,745,676	*
	ProShares VIX Short-Term Futures ETF		—			9,664,094	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		20,191,987	*		5,752,284	*
	ProShares Ultra Bloomberg Natural Gas		43,607,070	*		—
	ProShares Ultra Gold		7,174,868	*		—
	ProShares Ultra Silver		12,400,748	*		2,827,221	*
	ProShares UltraShort Bloomberg Crude Oil		22,436,319	*		—
	ProShares UltraShort Bloomberg Natural Gas		—			3,553,507	*
	ProShares UltraShort Gold		—			344,052	*
	ProShares UltraShort Silver		1,879,957	*		1,005,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts, and/or receivables on open futures contracts			Unrealized depreciation on foreign currency forward contracts, and/or payable on open futures contracts
	ProShares Ultra Euro		308,424			1,475
	ProShares Ultra Yen		1,534,924			15,639
	ProShares UltraShort Euro		38,029			1,886,808
	ProShares UltraShort Yen		129,697			1,441,622

		Combined Trust:	$122,342,647	*		$61,421,374	*

The Effect of Derivative Instruments on the Statement of Operations For the three months ended March 31, 2024
Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$28,496,948	$(4,627,587)
		ProShares Ultra VIX Short-Term Futures ETF	(91,003,229)	13,285,128
		ProShares VIX Mid-Term Futures ETF	(6,108,469)	2,789,791
		ProShares VIX Short-Term Futures ETF	$(31,758,964)	$2,984,519
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	93,118,600	55,138,407
		ProShares Ultra Bloomberg Natural Gas	(242,180,914)	(136,379,348)
		ProShares Ultra Gold	18,471,271	2,737,314
		ProShares Ultra Silver	(4,470,712)	21,640,522
		ProShares UltraShort Bloomberg Crude Oil	(12,515,601)	(34,431,430)
		ProShares UltraShort Bloomberg Natural Gas	44,654,357	23,830,634
		ProShares UltraShort Gold	(1,397,813)	(344,579)
		ProShares UltraShort Silver	5,780,020	(1,418,602)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	144,574	(509,514)
		ProShares Ultra Yen	(2,031,575)	(3,578,931)
		ProShares UltraShort Euro	(943,861)	2,967,733
		ProShares UltraShort Yen	1,705,271	2,938,152

		Combined Trust:	$(200,040,097)	$(52,977,791)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2024.

Fair Values of Derivative Instruments as of March 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$47,666,365	$—	$47,666,365	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	965	—	965	203,530	—	203,530
ProShares Ultra Gold
Swap agreements	7,535,027	—	7,535,027	—	—	—
ProShares Ultra Silver
Swap agreements	8,532,455	—	8,532,455	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	5,548	—	5,548	2,065,194	—	2,065,194
ProShares UltraShort Euro
Foreign currency forward contracts	1,164,063	—	1,164,063	45,109	—	45,109
ProShares UltraShort Gold
Swap agreements	—	—	—	481,581	—	481,581
ProShares UltraShort Silver
Swap agreements	—	—	—	482,510	—	482,510
ProShares UltraShort Yen
Foreign currency forward contracts	1,626,444	—	1,626,444	217	—	217
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$10,459,881	$(7,619,374)	$—	$2,840,507
Goldman Sachs International	13,004,988	(9,569,805)	—	3,435,183
Morgan Stanley & Co.
International PLC	6,506,359	(4,940,096)	—	1,566,263
Societe Generale	9,882,872	(7,241,166)	—	2,641,706
UBS AG	7,812,265	(5,715,005)	—	2,097,260
ProShares Ultra Euro
Goldman Sachs International	(90,225)	—	90,225	—
UBS AG	(112,340)	—	96,000	(16,340)
ProShares Ultra Gold
Citibank, N.A.	3,235,432	(1,854,908)	—	1,380,524
Goldman Sachs International	1,536,727	(899,187)	—	637,540
UBS AG	2,762,868	(1,568,634)	—	1,194,234
ProShares Ultra Silver
Citibank, N.A.	3,081,663	(1,908,038)	—	1,173,625
Goldman Sachs International	384,359	(341,967)	—	42,392
Morgan Stanley & Co.
International PLC	2,607,725	(804,404)	—	1,803,321
UBS AG	2,458,708	(1,535,526)	—	923,182
ProShares Ultra Yen
Goldman Sachs International	(954,143)	—	954,143	—
UBS AG	(1,105,503)	—	1,105,503	—
ProShares UltraShort Euro
Goldman Sachs International	587,358	(286,766)	—	300,592
UBS AG	531,596	(266,627)	—	264,969
ProShares UltraShort Gold
Citibank, N.A.	(111,058)	—	111,058	—
Goldman Sachs International	(145,392)	—	145,392	—
UBS AG	(225,131)	—	225,131	—
ProShares UltraShort Silver
Citibank, N.A.	(91,685)	—	91,685	—
Goldman Sachs International	(173,752)	—	173,752	—
Morgan Stanley & Co.
International PLC	(24,009)	—	24,009	—
UBS AG	(193,064)	—	193,064	—
ProShares UltraShort Yen
Goldman Sachs International	715,090	(603,220)	—	111,870
UBS AG	911,137	(738,210)	—	172,927
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2023:

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
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2023. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”

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
NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS
Each Fund issues and redeems shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and 25,000
Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the reverse share splits as described in Note 1 and Note 8, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.
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
Transaction fees three months ended March 31, 2024 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2024
ProShares Short VIX Short-Term Futures ETF	$71,241
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	97,529
ProShares Ultra Yen	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	17,883
ProShares VIX Short-Term Futures ETF	32,345

Combined Trust:	$218,998

NOTE 6 – FINANCIAL HIGHLIGHTS
S
elected Data for a Share Outstanding Throughout the Three Months Ended March
 31, 2024
For the Three Months Ended March 31, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$28.55	$11.86	$63.83	$27.29
Net investment income (loss)	0.41	0.16	0.13	0.11	0.54	0.19
Net realized and unrealized gain (loss)#	4.28	6.75	(15.55)	(0.63)	7.62	1.05
Change in net asset value from operations	4.69	6.91	(15.42)	(0.52)	8.16	1.24
Net asset value, at March 31, 2024	$56.38	$33.19	$13.13	$11.34	$71.99	$28.53
Market value per share, at December 31, 2023 †	$51.70	$26.10	$28.44	$11.84	$63.87	$27.17
Market value per share, at March 31, 2024 †	$56.37	$33.00	$12.86	$11.32	$72.26	$28.74
Total Return, at net asset value^	9.1%	26.3%	(54.0)%	(4.4)%	12.8%	4.6%
Total Return, at market value^	9.0%	26.4%	(54.8)%	(4.4)%	13.1%	5.8%
Ratios to Average Net Assets**
Expense ratio^^	1.17%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.08%	2.23%	2.76%	3.73%	3.41%	2.97%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$26.39
Net investment income (loss)	0.20	0.22	0.17	0.40	0.27	0.21
Net realized and unrealized gain (loss)#	(10.91)	(4.35)	(5.00)	28.02	1.54	(3.15)
Change in net asset value from operations	(10.71)	(4.13)	(4.83)	28.42	1.81	(2.94)
Net asset value, at March 31, 2024	$31.46	$23.33	$15.92	$76.47	$30.97	$23.45
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$26.37
Market value per share, at March 31, 2024 †	$31.60	$23.35	$16.02	$78.35	$30.96	$23.38
Total Return, at net asset value^	(25.4)%	(15.1)%	(23.3)%	59.2%	6.2%	(11.1)%
Total Return, at market value^	(25.1)%	(15.1)%	(23.3)%	62.5%	6.2%	(11.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.77%	0.95%	1.06%	1.95%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.60%	3.65%	2.92%	3.62%	3.22%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at December 31, 2023	$18.14	$68.88	$16.74	$15.50
Net investment income (loss)	0.14	0.69	0.14	0.12
Net realized and unrealized gain (loss)#	(1.46)	12.38	(1.03)	(2.69)
Change in net asset value from operations	(1.32)	13.07	(0.89)	(2.57)
Net asset value, at March 31, 2024	$16.82	$81.95	$15.85	$12.93
Market value per share, at December 31, 2023 †	$18.24	$68.94	$16.75	$15.51
Market value per share, at March 31, 2024 †	$16.71	$81.83	$15.85	$12.96
Total Return, at net asset value^	(7.3)%	19.0%	(5.3)%	(16.6)%
Total Return, at market value^	(8.4)%	18.7%	(5.4)%	(16.4)%
Ratios to Average Net Assets**
Expense ratio^^	1.01%	0.95%	1.08%	1.04%
Net investment income gain (loss)	2.96%	3.58%	3.44%	3.41%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2023
For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF **	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$363.08	$11.27	$55.09	$31.75
Net investment income (loss)	0.18	0.14	0.67	0.08	0.39	0.19
Net realized and unrealized gain (loss)#	2.33	(3.87)	(289.99)	0.14	7.38	(0.84)
Change in net asset value from operations	2.51	(3.73)	(289.32)	0.22	7.77	(0.65)
Net asset value, at March 31, 2023	$31.86	$26.53	$73.76	$11.49	$62.86	$31.10
Market value per share, at December 31, 2022 †	$29.34	$30.31	$355.60	$11.26	$55.27	$32.00
Market value per share, at March 31, 2023 †	$31.88	$26.47	$72.20	$11.49	$63.02	$31.23
Total Return, at net asset value^	8.6%	(12.3)%	(79.7)%	2.0%	14.1%	(2.0)%
Total Return, at market value^	8.6%	(12.7)%	(79.7)%	2.0%	14.0%	(2.4)%
Ratios to Average Net Assets***
Expense ratio^^	1.16%	1.00%	1.42%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.38%	2.05%	2.24%	2.86%	2.70%	2.70%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas **	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50	$29.46	$31.10
Net investment income (loss)	0.98	0.23	0.18	0.13	0.21	0.18
Net realized and unrealized gain (loss)#	(113.14)	(1.72)	1.04	21.93	(0.63)	(4.40)
Change in net asset value from operations	(112.16)	(1.49)	1.22	22.06	(0.42)	(4.22)
Net asset value, at March 31, 2023	$231.27	$33.05	$25.15	$35.56	$29.04	$26.88
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78	$29.45	$30.99
Market value per share, at March 31, 2023 †	$232.50	$33.02	$25.22	$36.21	$29.04	$26.84
Total Return, at net asset value^	(32.7)%	(4.3)%	5.1%	163.4%	(1.4)%	(13.6)%
Total Return, at market value^	(32.2)%	(4.5)%	5.8%	162.8%	(1.4)%	(13.4)%
Ratios to Average Net Assets***
Expense ratio^^	1.57%	0.95%	1.08%	1.72%	0.95%	0.99%
Net investment income gain (loss)	1.48%	2.78%	2.85%	2.08%	2.85%	2.48%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$19.46	$53.68	$30.41	$57.00
Net investment income (loss)	0.11	0.39	0.18	0.29
Net realized and unrealized gain (loss)#	(0.94)	1.91	(3.80)	(12.13)
Change in net asset value from operations	(0.83)	2.30	(3.62)	(11.84)
Net asset value, at March 31, 2023	$18.63	$55.98	$26.79	$45.16
Market value per share, at December 31, 2022 †	$19.30	$53.57	$30.36	$56.90
Market value per share, at March 31, 2023 †	$18.56	$56.00	$26.82	$45.25
Total Return, at net asset value^	(4.2)%	4.3%	(11.9)%	(20.8)%
Total Return, at market value^	(3.8)%	4.5%	(11.7)%	(20.5)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	0.97%	1.09%
Net investment income gain (loss)	2.12%	2.87%	2.70%	2.39%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

NOTE 7 – RISK
Correlation and Holding Period Risk
Each of the Geared Funds is “geared” which means that each has an investment objective to seek daily investment results, before fees and expenses, that correspond either to one-half the inverse (-0.5x), two times the inverse (-2x), one and one-half times (1.5x) the return or two times (2x) the return of the Geared Fund’s benchmark (referred to as the “Daily Target”). The Geared Funds do not seek to achieve their Daily Target for any period of time other than a single day (as measured from NAV calculation time to NAV calculation time).
The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half the inverse (-0.5x), two times the inverse (-2x), one and one-half times (1.5x) the return or two times (2x) the return of the Geared Fund’s benchmark for the same period. This difference may be significant.
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
The return of a Geared Fund for periods longer than a day is the product of a series of daily leveraged returns for each trading day during that period. If you hold Geared Fund shares for any period other than a day, it is important for you to understand the risks and long-term performance of a daily objective fund. You should know that over your holding period:

•	Your return may be higher or lower than the Daily Target, and this difference may be significant.

•
Factors that contribute to returns that are worse than the Daily Target include smaller Benchmark gains or losses and higher Benchmark volatility, as well as longer holding periods when these factors apply.

•
Factors that contribute to returns that are better than the Daily Target include larger Benchmark gains or losses and lower Benchmark volatility, as well as longer holding periods when these factors apply.

•	The more extreme these factors are, and the more they occur together, the more your return will tend to deviate from the Daily Target.
For periods longer than a day, you will lose money if the Benchmark’s performance is flat. It is possible that you will lose money invested in a Short or UltraShort Fund even if the value of the Benchmark falls during that period or money invested in an Ultra Fund even if the value of the Benchmark rises during that period. Returns may move in the opposite direction of the Benchmark during periods of higher Benchmark volatility, low Benchmark returns, or both. In addition, during periods of higher Benchmark volatility, the Benchmark volatility may affect your return as much or more than the return of the Benchmark.
Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra with a 1.5x or 2x multiple should be approximately one and one-half or two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of an UltraShort Fund is designed to return two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present significant risks not applicable to other types of funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a given day, including the impact of compounding on fund performance. Shareholders who invest in the Geared Funds should consider actively monitoring and/or periodically rebalancing their investments (which will possibly trigger transaction costs and tax consequences) in light of their investment goals and risk tolerances.
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
NOTE 8 – SUBSEQUENT EVENTS
On March 20, 2024, the Trust announced a
2-for-1
forward split of the shares of beneficial interest of ProShares Short VIX Short-Term Futures (ticker symbol: SVXY) and ProShares UltraShort Bloomberg Natural Gas (ticker symbol: KOLD) and a
1-for-5
reverse split of the shares of beneficial interest of ProShares Ultra VIX Short-Term Futures (ticker symbol: UVXY). The splits were effective prior to market open on April 11, 2024, when the funds began trading at its post-split price. The splits were applied retroactively for all periods presented, reducing (increasing) the number of shares outstanding and resulted in a proportionate increase (decrease) in the price per share and the per share information of the fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the splits.
For SVXY and KOLD shareholders who hold a quantity of shares that is not an exact multiple of the Forward Split ratio (i.e., not a multiple of 2), the Forward Split will result in the creation of a fractional share. Post-Forward Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.
For UVXY shareholders who hold a quantity of shares that is not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 5), the Reverse Split will result in the creation of a fractional share. Post-Reverse Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form
10-Q.
The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form
10-Q
for the period ended March 31, 2024 and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
Share Splits
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
On March 20, 2024, the Trust issued a press release announcing a forward share split on ProShares Short VIX Short-Term Futures, ProShares UltraShort Bloomberg Natural Gas and a reverse share split on ProShares Ultra VIX Short-Term Futures. The Splits did not change the value of a shareholder’s investment. ProShares Short VIX Short-Term Futures executed a 2:1 Forward Split of its shares. ProShares UltraShort Bloomberg Natural Gas also executed a 2:1 Forward Split of its shares. The Forward Splits were effective at the market open on April 11, 2024, when the Funds began trading at their post-Forward Split prices. The Forward Split decreased the price per share of each Funds with a proportionate increase in the number of its shares outstanding. ProShares Ultra VIX Short-Term Futures executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on April 11, 2024, when the Fund begins trading at its post-Reverse Split price. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y755 for UVXY). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2024 and 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2024	Interest Income Three Months Ended March 31, 2023
ProShares Short VIX Short-Term Futures ETF	$3,309,285	$2,109,122
ProShares Ultra Bloomberg Crude Oil	5,010,450	6,007,908
ProShares Ultra Bloomberg Natural Gas	6,452,140	8,958,523
ProShares Ultra Euro	78,486	97,237
ProShares Ultra Gold	2,013,915	1,649,014
ProShares Ultra Silver	3,634,857	3,374,396
ProShares Ultra VIX Short-Term Futures ETF	2,758,242	4,416,655
ProShares Ultra Yen	370,254	120,118
ProShares UltraShort Bloomberg Crude Oil	2,242,767	2,003,209
ProShares UltraShort Bloomberg Natural Gas	1,347,078	1,186,752
ProShares UltraShort Euro	458,317	647,120
ProShares UltraShort Gold	143,203	132,562
ProShares UltraShort Silver	381,433	200,078
ProShares UltraShort Yen	315,417	204,200
ProShares VIX Mid-Term Futures ETF	515,164	647,920
ProShares VIX Short-Term Futures ETF	1,758,262	2,120,561
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of May 3, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2024.
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
Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations. Additionally, interest income may be earned on Repurchase Agreements and/or cash held on deposit with brokers for futures contracts.
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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
ProShares Short VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$267,184,359	$339,591,638
NAV end of period	$313,978,799	$295,340,393
Percentage change in NAV	17.5%	(13.0)%
Shares outstanding beginning of period	5,168,614	11,568,614
Shares outstanding end of period	5,568,614	9,268,614
Percentage change in shares outstanding	7.7%	(19.9)%
Shares created	2,400,000	4,900,000
Shares redeemed	2,000,000	7,200,000
Per share NAV beginning of period	$51.69	$29.35
Per share NAV end of period	$56.38	$31.86
Percentage change in per share NAV	9.1%	8.6%
Percentage change in benchmark	(16.2)%	(20.3)%
Benchmark annualized volatility	39.6%	68.1%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 5,168,614 outstanding Shares at December 31, 2023 to 5,568,614 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,568,614 outstanding Shares at December 31, 2022 to 9,268,614 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.1% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2023, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 16.2% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 20.3% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$2,397,290	$1,416,842
Management fee	740,396	565,777
Brokerage commission	171,599	126,503
Net realized gain (loss)	28,514,617	29,604,148
Change in net unrealized appreciation (depreciation)	(4,654,821)	3,155,177
Net Income (loss)	$26,257,086	$34,176,167
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of futures prices during the three months ended March 31, 2024.
* See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the forward Share split for ProShares Short VIX Short-Term Futures.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$652,793,437	$859,094,274
NAV end of period	$597,176,895	$811,668,456
Percentage change in NAV	(8.5)%	(5.5)%
Shares outstanding beginning of period	24,843,096	28,393,096
Shares outstanding end of period	17,993,096	30,593,096
Percentage change in shares outstanding	(27.6)%	7.7%
Shares created	4,050,000	19,100,000
Shares redeemed	10,900,000	16,900,000
Per share NAV beginning of period	$26.28	$30.26
Per share NAV end of period	$33.19	$26.53
Percentage change in per share NAV	26.3%	(12.3)%
Percentage change in benchmark	12.8%	(5.4)%
Benchmark annualized volatility	21.4%	30.8%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 17,993,096 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 28,393,096 outstanding Shares at December 31, 2022 to 30,593,096 outstanding Shares at March 31, 2023.

For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.3% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 12.3% for the three months ended March 31, 2023, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s rise of 12.8% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 5.4% for the three months ended March 31, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$3,471,629	$4,038,946
Management fee	1,477,017	1,874,618
Brokerage commission	61,804	94,344
Net realized gain (loss)	93,131,105	85,780,427
Change in net unrealized appreciation (depreciation)	55,083,842	(138,210,442)
Net Income (loss)	$151,686,576	$(48,391,069)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a an increase in the value of WTI Crude Oil during the three months ended March 31, 2024.

ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$580,741,377	$1,139,983,773
Percentage change in NAV	(20.4)%	94.5%
Shares outstanding beginning of period	25,568,544	1,614,376
Shares outstanding end of period	44,218,544	15,454,376
Percentage change in shares outstanding	72.9%	857.3%
Shares created	40,100,000	18,972,500
Shares redeemed	21,450,000	5,132,500
Per share NAV beginning of period	$28.55	$363.08
Per share NAV end of period	$13.13	$73.76
Percentage change in per share NAV	(54.0)%	(79.7)%
Percentage change in benchmark	(28.7)%	(50.4)%
Benchmark annualized volatility	57.3%	78.6%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 25,568,544 outstanding Shares at December 31, 2023 to 44,218,544 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,614,376 outstanding Shares at December 31, 2022 to 15,454,376 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
, which was offset by the timing of shareholder activity.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.0% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 79.7% for the three months ended March 31, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 28.7% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 50.4% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$4,210,636	$5,489,641
Management fee	1,449,427	2,328,410
Brokerage commission	703,092	952,779
Futures account fees	88,985	187,693
Net realized gain (loss)	(242,180,914)	(1,061,634,864)
Change in net unrealized appreciation (depreciation)	(136,392,955)	(53,009,690)
Net Income (loss)	$(374,363,233)	$(1,109,154,913)

The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2024.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$7,114,015	$10,704,662
NAV end of period	$6,804,048	$8,616,433
Percentage change in NAV	(4.4)%	(19.5)%
Shares outstanding beginning of period	600,000	950,000
Shares outstanding end of period	600,000	750,000
Percentage change in shares outstanding	—%	(21.1)%
Shares created	100,000	200,000
Shares redeemed	100,000	400,000
Per share NAV beginning of period	$11.86	$11.27
Per share NAV end of period	$11.34	$11.49
Percentage change in per share NAV	(4.4)%	2.0%
Percentage change in benchmark	(2.3)%	1.3%
Benchmark annualized volatility	5.0%	9.2%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2023 to March 31, 2024. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 750,000 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.4% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 2.0% for the three months ended March 31, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 2.3% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 1.3% for the three months ended March 31, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$62,551	$72,991
Management fee	15,935	24,246
Net realized gain (loss)	144,574	280,279
Change in net unrealized appreciation (depreciation)	(509,514)	(96,945)
Net Income (loss)	$(302,389)	$256,325
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due an decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2024.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$191,502,023	$173,524,136
NAV end of period	$215,970,841	$201,161,529
Percentage change in NAV	12.8%	15.9%
Shares outstanding beginning of period	3,000,000	3,150,000
Shares outstanding end of period	3,000,000	3,200,000
Percentage change in shares outstanding	—%	1.6%
Shares created	450,000	400,000
Shares redeemed	450,000	350,000
Per share NAV beginning of period	$63.83	$55.09
Per share NAV end of period	$71.99	$62.86
Percentage change in per share NAV	12.8%	14.1%
Percentage change in benchmark	7.4%	8.1%
Benchmark annualized volatility	11.3%	15.7%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. There was no net change in the Fund’s outstanding Shares from December 31, 2023 to March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 3,150,000 outstanding Shares at December 31, 2022 to 3,200,000 outstanding Shares at March 31, 2023.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.8% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 14.1% for the three months ended March 31, 2023, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.

The benchmark’s rise of 7.4% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 8.1% for the three months ended March 31, 2023, can be attributed to a lesser increase in the value of gold futures contracts during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$1,567,439	$1,213,285
Management fee	436,603	427,114
Brokerage commission	9,873	8,615
Net realized gain (loss)	18,474,282	10,799,896
Change in net unrealized appreciation (depreciation)	2,721,192	10,688,379
Net Income (loss)	$22,762,913	$22,701,560
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a an increase in futures prices, in conjunction with an increase in average net assets, during the three months ended March 31, 2024.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$390,146,373	$414,285,878
NAV end of period	$403,584,744	$429,115,334
Percentage change in NAV	3.4%	3.6%
Shares outstanding beginning of period	14,296,526	13,046,526
Shares outstanding end of period	14,146,526	13,796,526
Percentage change in shares outstanding	(1.0)%	5.7%
Shares created	2,300,000	1,900,000
Shares redeemed	2,450,000	1,150,000
Per share NAV beginning of period	$27.29	$31.75
Per share NAV end of period	$28.53	$31.10
Percentage change in per share NAV	4.6%	(2.0)%
Percentage change in benchmark	3.8%	0.8%
Benchmark annualized volatility	21.3%	27.6%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 14,296,526 outstanding Shares at December 31, 2023 to 14,146,526 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from a increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,796,526 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.6% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 2.0% for the three months ended March 31, 2023, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s rise of 3.8% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 0.8% for the three months ended March 31, 2023, can be attributed to a greater increase in the value of silver futures contracts during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$2,732,914	$2,476,275
Management fee	873,901	871,559
Brokerage commission	28,042	26,562
Net realized gain (loss)	(4,465,915)	(28,743,864)
Change in net unrealized appreciation (depreciation)	21,608,599	22,352,120
Net Income (loss)	$19,875,598	$(3,915,469)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a greater increase in the value of futures prices during the three months ended March 31, 2024.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$278,240,649	$535,980,236
Percentage change in NAV	(20.2)%	(16.2)%
Shares outstanding beginning of period	8,264,891	1,861,568
Shares outstanding end of period	8,844,891	2,317,568
Percentage change in shares outstanding	7.0%	24.5%
Shares created	2,820,000	1,674,000
Shares redeemed	2,240,000	1,218,000
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$31.46	$231.27
Percentage change in per share NAV	(25.4)%	(32.7)%
Percentage change in benchmark	(16.2)%	(20.3)%
Benchmark annualized volatility	39.6%	68.1%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,891 outstanding Shares at December 31, 2023 to 8,844,891 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 2,317,568 outstanding Shares at March 31, 2023.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.4% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 32.7% for the three months ended March 31, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 16.2% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 20.3% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$1,517,995	$2,141,823
Management fee	667,531	1,373,770
Brokerage commission	486,546	777,701
Futures account fees	86,170	123,361
Net realized gain (loss)	(90,992,592)	(182,241,208)
Change in net unrealized appreciation (depreciation)	13,280,569	2,037,527
Net Income (loss)	$(76,194,028)	$(178,061,858)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of futures prices during the three months ended March 31, 2024.
* See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$30,205,770	$13,814,796
NAV end of period	$41,994,545	$9,915,083
Percentage change in NAV	39.0%	(28.2)%
Shares outstanding beginning of period	1,099,970	399,970
Shares outstanding end of period	1,799,970	299,970
Percentage change in shares outstanding	63.6%	(25.0)%
Shares created	800,000	50,000
Shares redeemed	100,000	150,000
Per share NAV beginning of period	$27.46	$34.54
Per share NAV end of period	$23.33	$33.05
Percentage change in per share NAV	(15.1)%	(4.3)%
Percentage change in benchmark	(6.9)%	(1.2)%
Benchmark annualized volatility	7.8%	12.4%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 1,799,970 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 399,970 outstanding Shares at December 31, 2022 to 299,970 outstanding Shares at March 31, 2023. The decrease in the Fund’s also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.1% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 4.3% for the three months ended March 31, 2023, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.

The benchmark’s decline of 6.9% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 1.2% for the three months ended March 31, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$293,018	$89,558
Management fee	77,236	30,560
Net realized gain (loss)	(2,031,575)	(298,808)
Change in net unrealized appreciation (depreciation)	(3,578,931)	(494,067)
Net Income (loss)	$(5,317,488)	$(703,317)
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2024.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$188,963,592	$222,697,337
NAV end of period	$197,512,295	$144,762,563
Percentage change in NAV	4.5%	(35.0)%
Shares outstanding beginning of period	9,105,220	9,305,220
Shares outstanding end of period	12,405,220	5,755,220
Percentage change in shares outstanding	36.2%	(38.2)%
Shares created	8,450,000	5,300,000
Shares redeemed	5,150,000	8,850,000
Per share NAV beginning of period	$20.75	$23.93
Per share NAV end of period	$15.92	$25.15
Percentage change in per share NAV	(23.3)%	5.1%
Percentage change in benchmark	12.8%	(5.4)%
Benchmark annualized volatility	21.4%	30.8%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 9,105,220 outstanding Shares at December 31, 2023 to 12,405,220 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse

(-2x)

of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 5,755,220 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse

(-2x)

of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.3% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 5.1% for the three months ended March 31, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s rise of 12.8% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 5.4% for the three months ended March 31, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$1,737,221	$1,452,572
Management fee	451,585	484,880
Brokerage commission	53,961	65,757
Net realized gain (loss)	(12,508,822)	27,614,767
Change in net unrealized appreciation (depreciation)	(34,449,133)	10,956,230
Net Income (loss)	$(45,220,734)	$40,023,569
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due an increase in the value of WTI Crude Oil, during the three months ended March 31, 2024.

ProShares UltraShort Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$140,963,092	$134,109,520
NAV end of period	$94,345,355	$146,981,760
Percentage change in NAV	(33.1)%	9.6%
Shares outstanding beginning of period	2,933,712	9,933,712
Shares outstanding end of period	1,233,712	4,133,712
Percentage change in shares outstanding	(57.9)%	(58.4)%
Shares created	6,600,000	14,500,000
Shares redeemed	8,300,000	20,300,000
Per share NAV beginning of period	$48.05	$13.50
Per share NAV end of period	$76.47	$35.56
Percentage change in per share NAV	59.2%	163.4%
Percentage change in benchmark	(28.7)%	(50.4)%
Benchmark annualized volatility	57.3%	78.6%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,933,712 outstanding Shares at December 31, 2023 to 1,233,712 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse

(-2x)

of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse

(-2x)

of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 9,933,712 outstanding Shares at December 31, 2022 to 4,133,712 outstanding Shares at March 31, 2023.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 59.2% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 163.4% for the three months ended March 31, 2023, was primarily due to lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 28.7% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 50.4% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$807,347	$650,640
Management fee	262,444	296,862
Brokerage commission	261,254	209,641
Futures account fees	16,033	29,609
Net realized gain (loss)	44,652,614	183,405,966
Change in net unrealized appreciation (depreciation)	23,826,488	(44,959,798)
Net Income (loss)	$69,286,449	$139,096,808
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2024.
* See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the forward Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$39,367,550	$75,113,179
NAV end of period	$38,712,882	$59,537,260
Percentage change in NAV	(1.7)%	(20.7)%
Shares outstanding beginning of period	1,350,000	2,550,000
Shares outstanding end of period	1,250,000	2,050,000
Percentage change in shares outstanding	(7.4)%	(19.6)%
Shares created	—	100,000
Shares redeemed	100,000	600,000
Per share NAV beginning of period	$29.16	$29.46
Per share NAV end of period	$30.97	$29.04
Percentage change in per share NAV	6.2%	(1.4)%
Percentage change in benchmark	(2.3)%	1.3%
Benchmark annualized volatility	5.0%	9.2%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,250,000 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 2,050,000 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.2% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 1.4% for the three months ended March 31, 2023, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 2.3% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 1.3% for the three months ended March 31, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$363,067	$485,552
Management fee	95,250	161,568
Net realized gain (loss)	(939,220)	(1,407,311)
Change in net unrealized appreciation (depreciation)	2,967,733	141,211
Net Income (loss)	$2,391,580	$(780,548)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2024.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$11,795,779	$15,456,037
NAV end of period	$15,170,884	$16,049,273
Percentage change in NAV	28.6%	3.8%
Shares outstanding beginning of period	446,977	496,977
Shares outstanding end of period	646,977	596,977
Percentage change in shares outstanding	44.7%	20.1%
Shares created	200,000	300,000
Shares redeemed	—	200,000
Per share NAV beginning of period	$26.39	$31.10
Per share NAV end of period	$23.45	$26.88
Percentage change in per share NAV	(11.1)%	(13.6)%
Percentage change in benchmark	7.4%	8.1%
Benchmark annualized volatility	11.3%	15.7%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at December 31, 2023 to 646,977 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from a increase from 496,977 outstanding Shares at December 31, 2022 to 596,977 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.1% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 13.6% for the three months ended March 31, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s rise of 7.4% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 8.1% for the three months ended March 31, 2023, can be attributed to a lesser increase in the value of gold futures contracts during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$109,867	$94,828
Management fee	32,401	36,373
Brokerage commission	935	1,361
Net realized gain (loss)	(1,397,813)	(1,030,881)
Change in net unrealized appreciation (depreciation)	(344,579)	(655,702)
Net Income (loss)	$(1,632,525)	$(1,591,755)
The Fund’s net income decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser increase in the value of the futures prices during the three months ended March 31, 2024.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$24,245,029	$20,335,691
Percentage change in NAV	(62.8)%	(36.3)%
Shares outstanding beginning of period	3,591,329	1,641,329
Shares outstanding end of period	1,441,329	1,091,329
Percentage change in shares outstanding	(59.9)%	(33.5)%
Shares created	1,400,000	650,000
Shares redeemed	3,550,000	1,200,000
Per share NAV beginning of period	$18.14	$19.46
Per share NAV end of period	$16.82	$18.63
Percentage change in per share NAV	(7.3)%	(4.2)%
Percentage change in benchmark	3.8%	0.8%
Benchmark annualized volatility	21.3%	27.6%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,591,329 outstanding Shares at December 31, 2023 to 1,441,329 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,641,329 outstanding Shares at December 31, 2022 to 1,091,329 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.3% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 4.2% for the three months ended March 31, 2023, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.

The benchmark’s rise of 3.8% for the three months ended March 31, 2024, as compared to the benchmark’s rise of 0.8% for the three months ended March 31, 2023, can be attributed to a greater increase in the value of the silver futures contracts during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$284,271	$134,207
Management fee	91,138	60,168
Brokerage commission	6,024	5,703
Net realized gain (loss)	5,780,020	2,713,623
Change in net unrealized appreciation (depreciation)	(1,418,602)	(1,183,236)
Net Income (loss)	$4,645,689	$1,664,594
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to timing of shareholder activity, which was offset by a greater increase in the value of futures prices during the three months ended March 31, 2024.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$32,662,223	$25,111,818
Percentage change in NAV	36.0%	17.4%
Shares outstanding beginning of period	348,580	398,580
Shares outstanding end of period	398,580	448,580
Percentage change in shares outstanding	14.3%	12.5%
Shares created	100,000	200,000
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$68.88	$53.68
Per share NAV end of period	$81.95	$55.98
Percentage change in per share NAV	19.0%	4.3%
Percentage change in benchmark	(6.9)%	(1.2)%
Benchmark annualized volatility	7.8%	12.4%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 348,580 outstanding Shares at December 31, 2023 to 398,580 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 398,580 outstanding Shares at December 31, 2022 to 448,580 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.0% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV increase of 4.3% for the three months ended March 31, 2023, was primarily due to greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 6.9% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 1.2% for the three months ended March 31, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$249,284	$153,388
Management fee	66,133	50,812
Net realized gain (loss)	1,708,812	(1,027,976)
Change in net unrealized appreciation (depreciation)	2,938,152	1,859,501
Net Income (loss)	$4,896,248	$984,913
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a greater decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2024.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$37,866,143	$84,014,959
NAV end of period	$84,603,064	$67,306,087
Percentage change in NAV	123.4%	(19.9)%
Shares outstanding beginning of period	2,262,403	2,762,403
Shares outstanding end of period	5,337,403	2,512,403
Percentage change in shares outstanding	135.9%	(9.1)%
Shares created	3,375,000	275,000
Shares redeemed	300,000	525,000
Per share NAV beginning of period	$16.74	$30.41
Per share NAV end of period	$15.85	$26.79
Percentage change in per share NAV	(5.3)%	(11.9)%
Percentage change in benchmark	(4.8)%	(11.4)%
Benchmark annualized volatility	19.0%	36.4%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,262,403 outstanding Shares at December 31, 2023 to 5,337,403 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,512,403 outstanding Shares at March 31, 2023.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.3% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 11.9% for the three months ended March 31, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.
The benchmark’s decline of 4.8% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 11.4% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended March 31, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$392,110	$477,188
Management fee	96,887	150,123
Brokerage commission	20,163	9,169
Futures account fees	6,004	11,440
Net realized gain (loss)	(6,105,191)	(15,820,720)
Change in net unrealized appreciation (depreciation)	2,789,791	4,582,460
Net Income (loss)	$(2,923,290)	$(10,761,072)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of the futures prices during the three months ended March 31, 2024.
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$162,936,051	$226,765,204
Percentage change in NAV	3.6%	(14.9)%
Shares outstanding beginning of period	10,150,947	4,676,565
Shares outstanding end of period	12,600,947	5,021,565
Percentage change in shares outstanding	24.1%	7.4%
Shares created	3,800,000	2,300,000
Shares redeemed	1,350,000	1,955,000
Per share NAV beginning of period	$15.50	$57.00
Per share NAV end of period	$12.93	$45.15
Percentage change in per share NAV	(16.6)%	(20.8)%
Percentage change in benchmark	(16.2)%	(20.3)%
Benchmark annualized volatility	39.6%	68.1%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 10,150,947 outstanding Shares at December 31, 2023 to 12,600,947 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,676,565 outstanding Shares at December 31, 2022 to 5,021,565 outstanding Shares at March 31, 2023.
For the three months ended March 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.6% for the three months ended March 31, 2024, as compared to the Fund’s per Share NAV decrease of 20.8% for the three months ended March 31, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2024.

The benchmark’s decline of 16.2% for the three months ended March 31, 2024, as compared to the benchmark’s decline of 20.3% for the three months ended March 31, 2023, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income (loss)	$1,348,356	$1,455,917
Management fee	336,376	517,488
Brokerage commission	40,259	96,497
Futures account fees	33,271	50,659
Net realized gain (loss)	(31,754,134)	(46,096,694)
Change in net unrealized appreciation (depreciation)	2,969,180	1,130,026
Net Income (loss)	$(27,436,598)	$(43,510,751)
The Fund’s net income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a lesser decrease in the value of the futures prices during the three months ended March 31, 2024.
* See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2024 and 2023, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of March 31, 2024 and 2023, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2024 and 2023, which were sensitive to equity market volatility risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2024	6,720	$14.37	1,000	$(96,557,664)
VIX Futures (Cboe)	Short	May 2024	3,920	15.42	1,000	(60,440,520)

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2023	4,007	$20.76	1,000	$(83,202,149)
VIX Futures (Cboe)	Short	May 2023	2,915	22.13	1,000	(64,504,578)
The March 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of March 31, 2024 and 2023, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2024	1,009	$82.42	1,000	$83,161,780
WTI Crude Oil (NYMEX)	Long	December 2024	1,066	77.84	1,000	82,977,440
WTI Crude Oil (NYMEX)	Long	June 2025	1,108	74.66	1,000	82,723,280

	Swap Agreements as of March 31, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$92.0580	$207,504,255
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	92.0580	257,994,386
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	92.0580	129,073,877
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	92.0580	195,835,168
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	92.0580	154,892,648

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2023	2,112	$75.80	1,000	$160,089,600
WTI Crude Oil (NYMEX)	Long	December 2023	2,182	73.55	1,000	160,486,100
WTI Crude Oil (NYMEX)	Long	June 2024	2,261	71.23	1,000	161,051,030

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$80.1009	$180,552,235
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	80.1009	224,484,374
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	80.1009	312,723,926
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	80.1009	170,398,805
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	80.1009	253,675,785
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2024 and 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of March 31, 2024 and 2023, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts and swap agreements linked to the Bloomberg Natural Gas Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2024	65,891	$1.76	10,000	$1,161,658,330

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2023	95,284	$2.22	10,000	$2,111,493,440

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Natural Gas Subindex	Citibank, N.A.	Long	$0.0885	$67,247,193
Bloomberg Natural Gas Subindex	Goldman Sachs International	Long	0.0885	100,389,846
Bloomberg Natural Gas Subindex	UBS AG	Long	0.0885	803,815
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Euro:
As of March 31, 2024 and 2023, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/24	5,678,921	1.0950	$6,218,173
Euro	UBS AG	Long	04/05/24	7,153,502	1.0949	7,832,427
Euro	UBS AG	Short	04/05/24	(221,000)	1.0834	(239,440)

	Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/14/23	8,826,921	1.0680	$9,427,525
Euro	UBS AG	Long	04/14/23	9,821,502	1.0684	10,492,894
Euro	Goldman Sachs International	Short	04/14/23	(308,000)	1.0633	(327,497)
Euro	UBS AG	Short	04/14/23	(2,461,000)	1.0877	(2,676,882)
The March 31, 2024 and 2023 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of March 31, 2024 and 2023 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2024	649	$2,238.40	100	$145,272,160

	Swap Agreements as of March 31, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$222.2802	$123,084,977
Bloomberg Gold Subindex	Goldman Sachs International	Long	222.2802	58,461,471
Bloomberg Gold Subindex	UBS AG	Long	222.2802	105,107,323

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2023	667	$1,986.20	100	$132,479,540

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$209.1875	$115,835,052
Bloomberg Gold Subindex	Goldman Sachs International	Long	209.1875	55,017,986
Bloomberg Gold Subindex	UBS AG	Long	209.1875	98,916,314
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2024 and 2023 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of March 31, 2024 and 2023 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2024	2,406	$24.92	5,000	$299,739,480

	Swap Agreements as of March 31, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$206.5403	$183,114,057
Bloomberg Silver Subindex	Goldman Sachs International	Long	206.5403	22,879,089
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	206.5403	155,225,776
Bloomberg Silver Subindex	UBS AG	Long	206.5403	146,097,767

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2023	2,879	$24.16	5,000	$347,725,620

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$211.9607	$177,727,745
Bloomberg Silver Subindex	Goldman Sachs International	Long	211.9607	23,479,523
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	211.9607	159,299,488
Bloomberg Silver Subindex	UBS AG	Long	211.9607	149,931,926

The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2024 and 2023 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of March 31, 2024 and 2023, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to equity market volatility risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	17,863	$14.37	1,000	$160,660,770
VIX Futures (Cboe)	Long	May 2024	10,420	15.42	1,000	256,668,088

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	21,811	$20.76	1,000	$452,887,966
VIX Futures (Cboe)	Long	May 2023	15,863	22.13	1,000	351,024,396
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares Ultra Yen:
As of March 31, 2024 and 2023, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/24	6,299,288,056	0.006762	$42,598,371
Yen	UBS AG	Long	04/05/24	6,445,204,856	0.006783	43,719,927
Yen	UBS AG	Short	04/05/24	(36,515,000)	0.006763	(246,947)

	Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	GOLDMAN SACHS INTERNATIONAL	Long	04/14/23	1,492,519,517	0.007400	$11,044,802
Yen	UBS AG	Long	04/14/23	1,730,435,856	0.007387	12,782,072
Yen	GOLDMAN SACHS INTERNATIONAL	Short	04/14/23	(16,977,000)	0.007387	(125,407)
Yen	UBS AG	Short	04/14/23	(577,337,000)	0.007533	(4,348,806)
The March 31, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of March 31, 2024 and 2023, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2024	1,601	$82.42	1,000	$(131,954,420)
WTI Crude Oil (NYMEX)	Short	December 2024	1,693	77.84	1,000	(131,783,120)
WTI Crude Oil (NYMEX)	Short	June 2025	1,758	74.66	1,000	(131,252,280)

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2023	1,269	$75.80	1,000	$(96,190,200)
WTI Crude Oil (NYMEX)	Short	December 2023	1,312	73.55	1,000	(96,497,600)
WTI Crude Oil (NYMEX)	Short	June 2024	1,359	71.23	1,000	(96,801,570)

The March 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Natural Gas:
As of March 31, 2024 and 2023, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2024	10,700	$1.76	10,000	$(188,641,000)

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2023	13,265	$2.22	10,000	$(293,952,400)
The March 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of March 31, 2024 and 2023, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/24	2,089,000	1.0908	$2,278,751
Euro	UBS AG	Long	04/05/24	2,400,000	1.0876	2,610,298
Euro	Goldman Sachs International	Short	04/05/24	(38,956,263)	1.0948	(42,648,430)
Euro	UBS AG	Short	04/05/24	(37,273,199)	1.0939	(40,772,480)

	Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/14/23	13,747,000	1.0724	$14,742,763
Euro	UBS AG	Long	04/14/23	21,381,000	1.0781	23,050,631
Euro	Goldman Sachs International	Short	04/14/23	(71,345,263)	1.0673	(76,146,038)
Euro	UBS AG	Short	04/14/23	(73,465,199)	1.0668	(78,376,112)

The March 31, 2024 and 2023 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of March 31, 2024 and 2023 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2024	55	$2,238.40	100	$(12,311,200)

	Swap Agreements as of March 31, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$222.2802	$(4,178,267)
Bloomberg Gold Subindex	Goldman Sachs International	Short	222.2802	(5,476,095)
Bloomberg Gold Subindex	UBS AG	Short	222.2802	(8,470,022)

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2023	76	$1,986.20	100	$(15,095,120)

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$209.1875	$(3,932,159)
Bloomberg Gold Subindex	Goldman Sachs International	Short	209.1875	(5,153,543)
Bloomberg Gold Subindex	UBS AG	Short	209.1875	(7,971,123)
The March 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:
As of March 31, 2024 and 2023 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to commodity price risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2024	163	$24.92	5,000	$(20,306,540)

	Swap Agreements as of March 31, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$206.5403	$(5,353,674)
Bloomberg Silver Subindex	Goldman Sachs International	Short	206.5403	(10,145,879)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	206.5403	(1,399,517)
Bloomberg Silver Subindex	UBS AG	Short	206.5403	(11,273,405)

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2023	137	$24.16	5,000	$(16,546,860)

	Swap Agreements as of March 31, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$211.9607	$(2,858,231)
Bloomberg Silver Subindex	Goldman Sachs International	Short	211.9607	(10,412,145)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	211.9607	(8,232,766)
Bloomberg Silver Subindex	UBS AG	Short	211.9607	(2,632,575)
The March 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:
As of March 31, 2024 and 2023, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2024 and 2023, which were sensitive to exchange rate price risk.

	Foreign Currency Forward Contracts as of March 31, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/05/24	46,414,000	0.006616	$307,057
Yen	Goldman Sachs International	Short	04/05/24	(4,271,976,165)	0.006778	(28,956,877)
Yen	UBS AG	Short	04/05/24	(5,644,914,574)	0.006772	(38,229,557)

	Foreign Currency Forward Contracts as of March 31, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/14/23	1,438,381,000	0.007577	$10,898,111
Yen	UBS AG	Long	04/14/23	1,461,674,000	0.007452	10,891,748
Yen	Goldman Sachs International	Short	04/14/23	(4,075,246,165)	0.007410	(30,197,307)
Yen	UBS AG	Short	04/14/23	(5,475,162,574)	0.007421	(40,629,712)
The March 31, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of March 31, 2024 and 2023, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2024 and 2023, which were sensitive to equity market volatility risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	993	$16.92	1,000	$16,799,673
VIX Futures (Cboe)	Long	August 2024	1,572	17.50	1,000	27,510,000
VIX Futures (Cboe)	Long	September 2024	1,572	18.01	1,000	28,311,406
VIX Futures (Cboe)	Long	October 2024	580	20.60	1,000	11,948,000

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	545	$23.59	1,000	$12,858,785
VIX Futures (Cboe)	Long	August 2023	942	23.70	1,000	22,324,458
VIX Futures (Cboe)	Long	September 2023	942	23.99	1,000	22,599,428
VIX Futures (Cboe)	Long	October 2023	396	24.05	1,000	9,523,800
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of March 31, 2024 and 2023, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2024 and 2023, which were sensitive to equity market volatility risk.

	Futures Positions as of March 31, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	6,974	$14.37	1,000	$100,207,314
VIX Futures (Cboe)	Long	May 2024	4,068	15.42	1,000	62,722,458

	Futures Positions as of March 31, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2023	6,151	$20.76	1,000	$127,720,594
VIX Futures (Cboe)	Long	May 2023	4,474	22.13	1,000	99,002,909
The March 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
As described in Item 7 in the Annual Report on Form
10-K,
it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, of its corresponding benchmark (referred to as the “Daily Target”). Each Short Fund seeks daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results, before fees and expenses, that correspond to one and one half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by negative three, negative two, negative one, negative one-half,
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
-2x,
1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2—Significant Accounting Policies - Final Net Asset Value for Fiscal Period”), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form
10-K,
these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning
are creation/redemption activity and index rebalances.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2024, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of March 31, 2024, the Trust is not a party to any material legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	1,200,000	$53.34
	03/01/24 to 03/31/24	800,000	$55.31
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	3,850,000	$27.50
	02/01/24 to 02/29/24	4,450,000	$29.33
	03/01/24 to 03/31/24	2,600,000	$31.42
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	8,600,000	$31.46
	02/01/24 to 02/29/24	8,850,000	$17.37
	03/01/24 to 03/31/24	4,000,000	$16.96
ProShares Ultra Euro
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$11.52
	02/01/24 to 02/29/24	50,000	$11.44
	03/01/24 to 03/31/24	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	200,000	$61.14
	02/01/24 to 02/29/24	200,000	$59.78
	03/01/24 to 03/31/24	50,000	$68.79
ProShares Ultra Silver
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	750,000	$25.06
	02/01/24 to 02/29/24	550,000	$24.67
	03/01/24 to 03/31/24	1,150,000	$28.04
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	1,120,000	$42.05
	02/01/24 to 02/29/24	620,000	$39.17
	03/01/24 to 03/31/24	500,000	$36.57
ProShares Ultra Yen
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$26.09
	02/01/24 to 02/29/24	50,000	$23.72
	03/01/24 to 03/31/24	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	1,100,000	$20.17
	02/01/24 to 02/29/24	2,100,000	$18.99
	03/01/24 to 03/31/24	1,950,000	$17.29
ProShares UltraShort Bloomberg Natural Gas**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	5,400,000	$44.51
	02/01/24 to 02/29/24	1,800,000	$67.88
	03/01/24 to 03/31/24	1,100,000	$69.91

ProShares UltraShort Euro
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	100,000	$30.46
ProShares UltraShort Gold
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	—	$—
ProShares UltraShort Silver
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	2,300,000	$20.06
	02/01/24 to 02/29/24	1,150,000	$20.67
	03/01/24 to 03/31/24	100,000	$17.04
ProShares UltraShort Yen
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$76.48
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$16.27
	02/01/24 to 02/29/24	150,000	$15.77
	03/01/24 to 03/31/24	100,000	$15.89
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	250,000	$15.66
	02/01/24 to 02/29/24	125,000	$15.32
	03/01/24 to 03/31/24	975,000	$14.21

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 8 of these Notes to Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended March 31, 2024.

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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson Principal Executive Officer Date: May 8, 2024

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz Principal Financial and Accounting Officer Date: May 8, 2024