Form 10-Q
period 2024-06-30
ProShares Trust II
filed 2024-08-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
☒
Yes  ☐ No
As of August 4, 2024, the registrant had
 147,109,561
shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $169,045,239 and $109,391,681, respectively)	$169,047,283	$109,410,342
Cash	33,687,181	54,492,235
Segregated cash balances with brokers for futures contracts	90,095,318	88,647,616
Receivable on open futures contracts	7,748,578	30,330,665
Interest receivable	496,309	456,930

Total assets	301,074,669	283,337,788

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	2,131,041	372,680
Brokerage commissions and futures account fees payable	—	9,571
Payable to Sponsor	231,113	248,862

Total liabilities	2,362,154	16,153,429

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	298,712,515	267,184,359

Total liabilities and shareholders’ equity	$301,074,669	$283,337,788

Shares outstanding (Note 1)	4,868,614	5,168,614

Net asset value per share (Note 1)	$61.35	$51.69

Market value per share (Note 1) (Note 2)	$61.39	$51.70

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.288% due 07/09/24	$80,000,000	$79,906,936
5.321% due 09/05/24	90,000,000	89,140,347

Total short-term U.S. government and agency obligations (cost $169,045,239)		$169,047,283

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2024	5,997	$84,094,732	$2,965,349
VIX Futures - Cboe, expires August 2024	4,360	65,139,272	869,850

			$3,835,199

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$3,457,223	$2,437,210	$6,766,508	$4,546,332

Expenses
Management fee	702,645	617,036	1,443,041	1,182,813
Brokerage commissions	170,317	123,422	341,916	249,925

Total expenses	872,962	740,458	1,784,957	1,432,738

Net investment income (loss)	2,584,261	1,696,752	4,981,551	3,113,594

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	26,761,918	65,228,142	55,258,866	94,832,290
Short-term U.S. government and agency obligations	—	(25,811)	17,669	(25,811)

Net realized gain (loss)	26,761,918	65,202,331	55,276,535	94,806,479

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,177,838)	9,658,017	(8,805,425)	12,836,824
Short-term U.S. government and agency obligations	10,617	15,084	(16,617)	(8,546)

Change in net unrealized appreciation (depreciation)	(4,167,221)	9,673,101	(8,822,042)	12,828,278

Net realized and unrealized gain (loss)	22,594,697	74,875,432	46,454,493	107,634,757

Net income (loss)	$25,178,958	$76,572,184	$51,436,044	$110,748,351

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$313,978,799	$295,340,393	$267,184,359	$339,591,638

Addition of 350,000, 1,100,000, 2,750,000 and 6,000,000 shares, respectively (Note 1)	18,814,510	38,020,154	147,244,261	185,319,488
Redemption of 1,050,000, 3,700,000, 3,050,000 and 10,900,000 shares, respectively (Note 1)	(59,259,752)	(127,579,464)	(167,152,149)	(353,306,210)

Net addition (redemption) of (700,000), (2,600,000), (300,000) and (4,900,000) shares, respectively (Note 1)	(40,445,242)	(89,559,310)	(19,907,888)	(167,986,722)

Net investment income (loss)	2,584,261	1,696,752	4,981,551	3,113,594
Net realized gain (loss)	26,761,918	65,202,331	55,276,535	94,806,479
Change in net unrealized appreciation (depreciation)	(4,167,221)	9,673,101	(8,822,042)	12,828,278

Net income (loss)	25,178,958	76,572,184	51,436,044	110,748,351

Shareholders’ equity, end of period	$298,712,515	$282,353,267	$298,712,515	$282,353,267

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$51,436,044	$110,748,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(316,469,775)	(278,358,687)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	260,017,669	334,826,194
Net amortization and accretion on short-term U.S. government and agency obligations	(3,183,783)	(1,921,222)
Net realized (gain) loss on investments	(17,669)	25,811
Change in unrealized (appreciation) depreciation on investments	16,617	8,546
Decrease (Increase) in receivable on open futures contracts	22,582,087	48,261,408
Decrease (Increase) in interest receivable	(39,379)	43,386
Increase (Decrease) in payable to Sponsor	(17,749)	(131,814)
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,571)	(12,820)
Increase (Decrease) in payable on open futures contracts	1,758,361	—

Net cash provided by (used in) operating activities	16,072,852	213,489,153

Cash flow from financing activities
Proceeds from addition of shares	147,244,261	185,319,488
Payment on shares redeemed	(182,674,465)	(359,168,024)

Net cash provided by (used in) financing activities	(35,430,204)	(173,848,536)

Net increase (decrease) in cash	(19,357,352)	39,640,617
Cash, beginning of period	143,139,851	133,946,941

Cash, end of period	$123,782,499	$173,587,558

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $387,837,316 and $233,435,026, respectively)	$387,833,913	$233,476,941
Cash	12,820,186	123,662,313
Segregated cash balances with brokers for futures contracts	26,299,037	70,781,753
Segregated cash balances with brokers for swap agreements	44,908,000	203,734,760
Unrealized appreciation on swap agreements	55,947,592	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	201,572	—
Interest receivable	314,624	568,017

Total assets	528,324,924	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	409,282	2,099,944
Brokerage commissions and futures account fees payable	—	5,682
Payable to Sponsor	429,547	534,678

Total liabilities	838,829	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	527,486,095	652,793,437

Total liabilities and shareholders’ equity	$528,324,924	$655,433,741

Shares outstanding	15,743,096	24,843,096

Net asset value per share	$33.51	$26.28

Market value per share (Note 2)	$33.50	$26.10

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.349% due 07/09/24 †	$90,000,000	$89,895,303
5.311% due 08/08/24 †	200,000,000	198,893,780
5.310% due 09/05/24 †	100,000,000	99,044,830

Total short-term U.S. government and agency obligations (cost $387,837,316)		$387,833,913

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2024	713	$57,496,320	$5,520,380
WTI Crude Oil - NYMEX, expires December 2024	757	59,303,380	4,061,570
WTI Crude Oil - NYMEX, expires June 2025	783	58,928,580	3,300,495

			$12,882,445

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/08/24	$188,892,450	$12,016,665
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/08/24	259,202,833	16,489,562
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/08/24	78,742,345	5,009,308
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/08/24	196,752,460	12,527,793
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/08/24	155,618,166	9,904,264

			Total Unrealized Appreciation	$55,947,592

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$6,506,199	$5,878,092	$11,516,649	$11,886,000

Expenses
Management fee	1,344,787	1,744,998	2,821,804	3,619,616
Brokerage commissions	42,976	94,303	104,780	188,647

Total expenses	1,387,763	1,839,301	2,926,584	3,808,263

Net investment income (loss)	5,118,436	4,038,791	8,590,065	8,077,737

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,985,445	29,371,809	28,452,282	40,205,833
Swap agreements	(5,028,524)	(105,727,226)	71,623,239	(30,780,823)
Short-term U.S. government and agency obligations	696	(59,378)	13,201	(59,378)

Net realized gain (loss)	6,957,617	(76,414,795)	100,088,722	9,365,632

Change in net unrealized appreciation (depreciation) on
Futures contracts	(9,029,300)	(20,075,857)	16,397,677	(16,873,410)
Swap agreements	8,281,227	65,510,145	37,992,657	(75,851,818)
Short-term U.S. government and agency obligations	9,247	104,869	(45,318)	53,943

Change in net unrealized appreciation (depreciation)	(738,826)	45,539,157	54,345,016	(92,671,285)

Net realized and unrealized gain (loss)	6,218,791	(30,875,638)	154,433,738	(83,305,653)

Net income (loss)	$11,337,227	$(26,836,847)	$163,023,803	$(75,227,916)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$597,176,895	$811,668,456	$652,793,437	$859,094,274

Addition of 5,050,000, 15,550,000, 9,100,000 and 34,650,000 shares, respectively	156,948,695	353,363,209	265,988,522	812,713,784
Redemption of 7,300,000, 15,050,000, 18,200,000 and 31,950,000 shares, respectively	(237,976,722)	(400,000,450)	(554,319,667)	(858,385,774)

Net addition (redemption) of (2,250,000), 500,000, (9,100,000) and 2,700,000 shares, respectively	(81,028,027)	(46,637,241)	(288,331,145)	(45,671,990)

Net investment income (loss)	5,118,436	4,038,791	8,590,065	8,077,737
Net realized gain (loss)	6,957,617	(76,414,795)	100,088,722	9,365,632
Change in net unrealized appreciation (depreciation)	(738,826)	45,539,157	54,345,016	(92,671,285)

Net income (loss)	11,337,227	(26,836,847)	163,023,803	(75,227,916)

Shareholders’ equity, end of period	$527,486,095	$738,194,368	$527,486,095	$738,194,368

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$163,023,803	$(75,227,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(750,343,317)	(8,286,191,814)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	604,658,733	8,193,611,806
Net amortization and accretion on short-term U.S. government and agency obligations	(8,704,505)	(7,958,372)
Net realized (gain) loss on investments	(13,201)	59,378
Change in unrealized (appreciation) depreciation on investments	(37,947,339)	75,797,875
Decrease (Increase) in receivable on open futures contracts	(201,572)	5,619,393
Decrease (Increase) in interest receivable	253,393	168,779
Increase (Decrease) in payable to Sponsor	(105,131)	(81,887)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,682)	492
Increase (Decrease) in payable on open futures contracts	(1,690,662)	1,541,204

Net cash provided by (used in) operating activities	(31,075,480)	(92,661,062)

Cash flow from financing activities
Proceeds from addition of shares	271,243,544	812,713,784
Payment on shares redeemed	(554,319,667)	(870,743,885)

Net cash provided by (used in) financing activities	(283,076,123)	(58,030,101)

Net increase (decrease) in cash	(314,151,603)	(150,691,163)
Cash, beginning of period	398,178,826	476,600,261

Cash, end of period	$84,027,223	$325,909,098

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $64,445,510, respectively)	$—	$64,459,117
Cash	335,101,326	326,252,692
Segregated cash balances with brokers for futures contracts	131,374,481	256,589,331
Receivable from capital shares sold	78,742,578	4,281,925
Receivable on open futures contracts	34,615,849	117,168,017
Interest receivable	836,761	1,925,643

Total assets	580,670,995	770,676,725

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	19,366,361
Payable on open futures contracts	39,579,590	20,739,542
Brokerage commissions and futures account fees payable	12,372	52,349
Payable to Sponsor	435,212	625,665

Total liabilities	40,027,174	40,783,917

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	540,643,821	729,892,808

Total liabilities and shareholders’ equity	$580,670,995	$770,676,725

Shares outstanding	34,668,544	25,568,544

Net asset value per share	$15.59	$28.55

Market value per share (Note 2)	$15.67	$28.44

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2024	41,612	$1,081,079,760	$(153,035,669)
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$6,418,687	$8,866,705	$12,870,827	$17,825,228

Expenses
Management fee	1,323,880	2,588,571	2,773,307	4,916,981
Brokerage commissions	785,377	1,145,371	1,488,469	2,098,150
Futures account fees	53,176	211,785	142,161	399,478

Total expenses	2,162,433	3,945,727	4,403,937	7,414,609

Net investment income (loss)	4,256,254	4,920,978	8,466,890	10,410,619

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	211,772,181	(539,203,219)	(30,408,733)	(1,639,994,302)
Swap agreements	–	(77,680,050)	–	(38,520,261)
Short-term U.S. government and agency obligations	–	(3,646)	–	(7,216)

Net realized gain (loss)	211,772,181	(616,886,915)	(30,408,733)	(1,678,521,779)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(60,263,391)	572,850,724	(196,642,739)	558,949,406
Swap agreements	–	85,176,576	–	46,088,257
Short-term U.S. government and agency obligations	–	29,724	(13,607)	9,671

Change in net unrealized appreciation (depreciation)	(60,263,391)	658,057,024	(196,656,346)	605,047,334

Net realized and unrealized gain (loss)	151,508,790	41,170,109	(227,065,079)	(1,073,474,445)

Net income (loss)	$155,765,044	$46,091,087	$(218,598,189)	$(1,063,063,826)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$580,741,377	$1,139,983,773	$729,892,808	$586,151,113

Addition of 24,350,000, 13,792,500, 64,450,000 and 32,765,000 shares, respectively	387,753,452	814,876,179	1,118,271,219	3,160,825,013
Redemption of 33,900,000, 12,825,000, 55,350,000 and 17,957,500 shares, respectively	(583,616,052)	(859,929,761)	(1,088,922,017)	(1,542,891,022)

Net addition (redemption) of (9,550,000), 967,500, 9,100,000 and 14,807,500 shares, respectively	(195,862,600)	(45,053,582)	29,349,202	1,617,933,991

Net investment income (loss)	4,256,254	4,920,978	8,466,890	10,410,619
Net realized gain (loss)	211,772,181	(616,886,915)	(30,408,733)	(1,678,521,779)
Change in net unrealized appreciation (depreciation)	(60,263,391)	658,057,024	(196,656,346)	605,047,334

Net income (loss)	155,765,044	46,091,087	(218,598,189)	(1,063,063,826)

Shareholders’ equity, end of period	$540,643,821	$1,141,021,278	$540,643,821	$1,141,021,278

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(218,598,189)	$(1,063,063,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(10,025,950,123)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,000,000	9,997,363,885
Net amortization and accretion on short-term U.S. government and agency obligations	(554,490)	(6,934,539)
Net realized (gain) loss on investments	—	7,216
Change in unrealized (appreciation) depreciation on investments	13,607	(46,097,928)
Decrease (Increase) in receivable on open futures contracts	82,552,168	32,093,445
Decrease (Increase) in interest receivable	1,088,882	(1,040,354)
Increase (Decrease) in payable to Sponsor	(190,453)	396,149
Increase (Decrease) in brokerage commissions and futures account fees payable	(39,977)	34,147
Increase (Decrease) in payable on open futures contracts	18,840,048	(1,835,443)

Net cash provided by (used in) operating activities	(51,888,404)	(1,115,027,371)

Cash flow from financing activities
Proceeds from addition of shares	1,043,810,566	3,160,825,013
Payment on shares redeemed	(1,108,288,378)	(1,541,243,728)

Net cash provided by (used in) financing activities	(64,477,812)	1,619,581,285

Net increase (decrease) in cash	(116,366,216)	504,553,914
Cash, beginning of period	582,842,023	176,734,664

Cash, end of period	$466,475,807	$681,288,578

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$5,173,809	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	544,321	623,000
Unrealized appreciation on foreign currency forward contracts	—	308,424
Interest receivable	22,202	27,219

Total assets	5,740,332	7,121,102

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,401	5,612
Unrealized depreciation on foreign currency forward contracts	140,398	1,475

Total liabilities	144,799	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,595,533	7,114,015

Total liabilities and shareholders’ equity	$5,740,332	$7,121,102

Shares outstanding	500,000	600,000

Net asset value per share	$11.19	$11.86

Market value per share (Note 2)	$11.17	$11.84

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/12/24	4,686,921	$5,022,389	$(61,066)
Euro with UBS AG	07/12/24	5,951,502	6,377,482	(79,283)

			Total Unrealized Depreciation	$(140,349)

Contracts to Sell
Euro with UBS AG	07/12/24	(193,000)	$(206,813)	$(49)

			Total Unrealized Depreciation	$(49)

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$70,817	$88,182	$149,303	$185,419

Expenses
Management fee	13,944	19,851	29,879	44,097

Total expenses	13,944	19,851	29,879	44,097

Net investment income (loss)	56,873	68,331	119,424	141,322

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(219,350)	78,291	(74,776)	358,570

Net realized gain (loss)	(219,350)	78,291	(74,776)	358,570

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	62,167	(79,023)	(447,347)	(175,968)

Change in net unrealized appreciation (depreciation)	62,167	(79,023)	(447,347)	(175,968)

Net realized and unrealized gain (loss)	(157,183)	(732)	(522,123)	182,602

Net income (loss)	$(100,310)	$67,599	$(402,699)	$323,924

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$6,804,048	$8,616,433	$7,114,015	$10,704,662

Addition of –, –, 100,000 and 200,000 shares, respectively	—	—	1,140,357	2,296,437
Redemption of 100,000, 100,000, 200,000 and 500,000 shares, respectively	(1,108,205)	(1,148,597)	(2,256,140)	(5,789,588)

Net addition (redemption) of (100,000), (100,000), (100,000) and (300,000) shares, respectively	(1,108,205)	(1,148,597)	(1,115,783)	(3,493,151)

Net investment income (loss)	56,873	68,331	119,424	141,322
Net realized gain (loss)	(219,350)	78,291	(74,776)	358,570
Change in net unrealized appreciation (depreciation)	62,167	(79,023)	(447,347)	(175,968)

Net income (loss)	(100,310)	67,599	(402,699)	323,924

Shareholders’ equity, end of period	$5,595,533	$7,535,435	$5,595,533	$7,535,435

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(402,699)	$323,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	447,347	175,968
Decrease (Increase) in interest receivable	5,017	12,213
Increase (Decrease) in payable to Sponsor	(1,211)	(4,645)

Net cash provided by (used in) operating activities	48,454	507,460

Cash flow from financing activities
Proceeds from addition of shares	1,140,357	2,296,437
Payment on shares redeemed	(2,256,140)	(5,789,588)

Net cash provided by (used in) financing activities	(1,115,783)	(3,493,151)

Net increase (decrease) in cash	(1,067,329)	(2,985,691)
Cash, beginning of period	6,785,459	10,259,418

Cash, end of period	$5,718,130	$7,273,727

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $194,011,855 and $59,496,177, respectively)	$194,012,992	$59,507,594
Cash	22,156,996	92,898,206
Segregated cash balances with brokers for futures contracts	5,910,000	4,523,500
Segregated cash balances with brokers for swap agreements	742,000	31,930,271
Unrealized appreciation on swap agreements	—	3,078,593
Receivable on open futures contracts	143,688	—
Interest receivable	213,762	276,736

Total assets	223,179,438	192,214,900

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	564,042
Payable to Sponsor	170,756	148,835
Unrealized depreciation on swap agreements	6,552,657	—

Total liabilities	6,723,413	712,877

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	216,456,025	191,502,023

Total liabilities and shareholders’ equity	$223,179,438	$192,214,900

Shares outstanding	2,800,000	3,000,000

Net asset value per share	$77.31	$63.83

Market value per share (Note 2)	$77.04	$63.87

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.309% due 07/09/24 †	$90,000,000	$89,895,303
5.311% due 08/08/24 †	30,000,000	29,834,067
5.315% due 09/05/24 †	75,000,000	74,283,622

Total short-term U.S. government and agency obligations (cost $194,011,855)		$194,012,992

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2024	582	$136,164,720	$(767,692)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/08/24	$127,422,794	$(2,813,616)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/08/24	60,521,797	(1,336,379)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/08/24	108,811,563	(2,402,662)

			Total Unrealized Depreciation	$(6,552,657)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$2,819,359	$1,983,196	$4,833,274	$3,632,210

Expenses
Management fee	546,388	474,261	982,991	901,375
Brokerage commissions	8,123	6,925	17,996	15,540

Total expenses	554,511	481,186	1,000,987	916,915

Net investment income (loss)	2,264,848	1,502,010	3,832,287	2,715,295

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,565,606	5,160,588	14,530,658	7,921,167
Swap agreements	24,002,215	12,035,981	35,508,434	20,075,298
Short-term U.S. government and agency obligations	—	(28,462)	3,011	(28,462)

Net realized gain (loss)	31,567,821	17,168,107	50,042,103	27,968,003

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,144,847)	(10,482,142)	(4,863,967)	(8,627,819)
Swap agreements	(14,087,684)	(22,406,342)	(9,631,250)	(13,549,549)
Short-term U.S. government and agency obligations	5,842	33,642	(10,280)	10,905

Change in net unrealized appreciation (depreciation)	(17,226,689)	(32,854,842)	(14,505,497)	(22,166,463)

Net realized and unrealized gain (loss)	14,341,132	(15,686,735)	35,536,606	5,801,540

Net income (loss)	$16,605,980	$(14,184,725)	$39,368,893	$8,516,835

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$215,970,841	$201,161,529	$191,502,023	$173,524,136

Addition of 350,000, 50,000, 800,000 and 450,000 shares, respectively	27,209,437	3,236,120	56,539,425	28,209,474
Redemption of 550,000, 150,000, 1,000,000 and 500,000 shares, respectively	(43,330,233)	(9,296,393)	(70,954,316)	(29,333,914)

Net addition (redemption) of (200,000), (100,000), (200,000) and (50,000) shares, respectively	(16,120,796)	(6,060,273)	(14,414,891)	(1,124,440)

Net investment income (loss)	2,264,848	1,502,010	3,832,287	2,715,295
Net realized gain (loss)	31,567,821	17,168,107	50,042,103	27,968,003
Change in net unrealized appreciation (depreciation)	(17,226,689)	(32,854,842)	(14,505,497)	(22,166,463)

Net income (loss)	16,605,980	(14,184,725)	39,368,893	8,516,835

Shareholders’ equity, end of period	$216,456,025	$180,916,531	$216,456,025	$180,916,531

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$39,368,893	$8,516,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(306,151,213)	(492,848,662)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	175,003,011	489,813,291
Net amortization and accretion on short-term U.S. government and agency obligations	(3,364,465)	(2,573,420)
Net realized (gain) loss on investments	(3,011)	28,462
Change in unrealized (appreciation) depreciation on investments	9,641,530	13,538,644
Decrease (Increase) in receivable on open futures contracts	(143,688)	(487,898)
Decrease (Increase) in interest receivable	62,974	19,574
Increase (Decrease) in payable to Sponsor	21,921	7,411
Increase (Decrease) in payable on open futures contracts	(564,042)	—

Net cash provided by (used in) operating activities	(86,128,090)	16,014,237

Cash flow from financing activities
Proceeds from addition of shares	56,539,425	28,209,474
Payment on shares redeemed	(70,954,316)	(29,333,914)

Net cash provided by (used in) financing activities	(14,414,891)	(1,124,440)

Net increase (decrease) in cash	(100,542,981)	14,889,797
Cash, beginning of period	129,351,977	37,909,767

Cash, end of period	$28,808,996	$52,799,564

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $457,266,168 and $114,255,151, respectively)	$457,266,538	$114,276,025
Cash	103,479,324	160,468,637
Segregated cash balances with brokers for futures contracts	36,455,000	23,499,000
Segregated cash balances with brokers for swap agreements	18,848,700	95,226,292
Receivable from capital shares sold	—	2,728,828
Receivable on open futures contracts	3,689,701	—
Interest receivable	931,733	598,623

Total assets	620,670,996	396,797,405

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,503,958
Payable to Sponsor	439,142	319,853
Unrealized depreciation on swap agreements	49,402,333	2,827,221

Total liabilities	49,841,475	6,651,032

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	570,829,521	390,146,373

Total liabilities and shareholders’ equity	$620,670,996	$396,797,405

Shares outstanding	15,246,526	14,296,526

Net asset value per share	$37.44	$27.29

Market value per share (Note 2)	$37.09	$27.17

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.290% due 07/09/24 †	$150,000,000	$149,825,505
5.311% due 08/08/24 †	100,000,000	99,446,890
5.326% due 09/05/24 †	210,000,000	207,994,143

Total short-term U.S. government and agency obligations (cost $457,266,168)		$457,266,538

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2024	3,130	$462,614,000	$(6,674,294)

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/08/24	$302,102,674	$(21,980,835)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/08/24	26,589,962	(1,935,532)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/08/24	180,402,617	(13,131,835)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/08/24	169,794,092	(12,354,131)

			Total Unrealized Depreciation	$(49,402,333)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$6,245,723	$3,701,182	$9,880,580	$7,075,578

Expenses
Management fee	1,244,817	976,505	2,118,718	1,848,064
Brokerage commissions	56,180	47,075	84,222	73,637

Total expenses	1,300,997	1,023,580	2,202,940	1,921,701

Net investment income (loss)	4,944,726	2,677,602	7,677,640	5,153,877

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	81,641,058	17,097,790	76,002,276	20,739,536
Swap agreements	139,039,383	47,564,510	140,207,453	15,178,900
Short-term U.S. government and agency obligations	—	(46,857)	4,797	(46,857)

Net realized gain (loss)	220,680,441	64,615,443	216,214,526	35,871,579

Change in net unrealized appreciation (depreciation) on
Futures contracts	(29,355,888)	(38,652,527)	(19,075,042)	(39,404,490)
Swap agreements	(57,934,788)	(80,409,195)	(46,575,112)	(57,269,574)
Short-term U.S. government and agency obligations	11,419	44,380	(20,504)	8,842

Change in net unrealized appreciation (depreciation)	(87,279,257)	(119,017,342)	(65,670,658)	(96,665,222)

Net realized and unrealized gain (loss)	133,401,184	(54,401,899)	150,543,868	(60,793,643)

Net income (loss)	$138,345,910	$(51,724,297)	$158,221,508	$(55,639,766)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$403,584,744	$429,115,334	$390,146,373	$414,285,878

Addition of 5,150,000, 700,000, 7,450,000 and 2,600,000 shares, respectively	186,406,170	20,692,563	244,780,900	71,924,842
Redemption of 4,050,000, 1,300,000, 6,500,000 and 2,450,000 shares, respectively	(157,507,303)	(41,291,941)	(222,319,260)	(73,779,295)

Net addition (redemption) of 1,100,000, (600,000), 950,000 and 150,000 shares, respectively	28,898,867	(20,599,378)	22,461,640	(1,854,453)

Net investment income (loss)	4,944,726	2,677,602	7,677,640	5,153,877
Net realized gain (loss)	220,680,441	64,615,443	216,214,526	35,871,579
Change in net unrealized appreciation (depreciation)	(87,279,257)	(119,017,342)	(65,670,658)	(96,665,222)

Net income (loss)	138,345,910	(51,724,297)	158,221,508	(55,639,766)

Shareholders’ equity, end of period	$570,829,521	$356,791,659	$570,829,521	$356,791,659

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$158,221,508	$(55,639,766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(669,157,487)	(2,203,304,232)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	332,004,797	2,212,588,221
Net amortization and accretion on short-term U.S. government and agency obligations	(5,853,530)	(5,008,810)
Net realized (gain) loss on investments	(4,797)	46,857
Change in unrealized (appreciation) depreciation on investments	46,595,616	57,260,732
Decrease (Increase) in receivable on open futures contracts	(3,689,701)	(1,635,164)
Decrease (Increase) in interest receivable	(333,110)	29,902
Increase (Decrease) in payable to Sponsor	119,289	(45,532)
Increase (Decrease) in payable on open futures contracts	(3,503,958)	(1,948,902)

Net cash provided by (used in) operating activities	(145,601,373)	2,343,306

Cash flow from financing activities
Proceeds from addition of shares	247,509,728	71,924,842
Payment on shares redeemed	(222,319,260)	(75,394,677)

Net cash provided by (used in) financing activities	25,190,468	(3,469,835)

Net increase (decrease) in cash	(120,410,905)	(1,126,529)
Cash, beginning of period	279,193,929	150,012,071

Cash, end of period	$158,783,024	$148,885,542

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,941,817 and $–, respectively)	$49,941,835	$—
Cash	34,940,702	86,615,956
Segregated cash balances with brokers for futures contracts	120,823,595	210,845,154
Receivable on open futures contracts	26,176,118	50,510,206
Interest receivable	454,279	924,148

Total assets	232,336,529	348,895,464

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	16,333	36,088
Payable to Sponsor	184,998	303,633

Total liabilities	201,331	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	232,135,198	348,555,743

Total liabilities and shareholders’ equity	$232,336,529	$348,895,464

Shares outstanding (Note 1)	9,843,643	8,264,891

Net asset value per share (Note 1)	$23.58	$42.17

Market value per share (Note 1) (Note 2)	$23.54	$42.20

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.304% due 07/09/24	$50,000,000	$49,941,835

Total short-term U.S. government and agency obligations (cost $49,941,817)		$49,941,835

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2024	13,989	$196,164,949	$(3,927,708)
VIX Futures - Cboe, expires August 2024	10,175	152,016,535	(2,277,212)

			$(6,204,920)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$2,335,823	$4,750,595	$5,094,065	$9,167,250

Expenses
Management fee	553,814	1,330,081	1,221,345	2,703,851
Brokerage commissions	454,606	712,511	941,152	1,490,212
Futures account fees	63,964	126,999	150,134	250,360

Total expenses	1,072,384	2,169,591	2,312,631	4,444,423

Net investment income (loss)	1,263,439	2,581,004	2,781,434	4,722,827

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(57,413,186)	(426,304,544)	(148,416,415)	(608,537,974)
Short-term U.S. government and agency obligations	500	4,188	11,137	(3,590)

Net realized gain (loss)	(57,412,686)	(426,300,356)	(148,405,278)	(608,541,564)

Change in net unrealized appreciation (depreciation) on
Futures contracts	11,693,863	(45,320,517)	24,978,991	(43,274,267)
Short-term U.S. government and agency obligations	4,577	5,340	18	(3,383)

Change in net unrealized appreciation (depreciation)	11,698,440	(45,315,177)	24,979,009	(43,277,650)

Net realized and unrealized gain (loss)	(45,714,246)	(471,615,533)	(123,426,269)	(651,819,214)

Net income (loss)	$(44,450,807)	$(469,034,529)	$(120,644,835)	$(647,096,387)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$278,240,649	$535,980,236	$348,555,743	$639,318,362
Addition of 7,030,000, 2,588,000, 9,850,000 and 4,262,000 shares, respectively (Note 1)	196,405,861	455,030,425	291,112,693	891,490,874
Redemption of 6,031,248, 710,000, 8,271,248 and 1,928,000 shares, respectively (Note 1)	(198,060,505)	(134,212,073)	(286,888,403)	(495,948,790)

Net addition (redemption) of 998,752, 1,878,000, 1,578,752 and 2,334,000 shares, respectively (Note 1)	(1,654,644)	320,818,352	4,224,290	395,542,084

Net investment income (loss)	1,263,439	2,581,004	2,781,434	4,722,827
Net realized gain (loss)	(57,412,686)	(426,300,356)	(148,405,278)	(608,541,564)
Change in net unrealized appreciation (depreciation)	11,698,440	(45,315,177)	24,979,009	(43,277,650)

Net income (loss)	(44,450,807)	(469,034,529)	(120,644,835)	(647,096,387)

Shareholders’ equity, end of period	$232,135,198	$387,764,059	$232,135,198	$387,764,059

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(120,644,835)	$(647,096,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(145,539,355)	(1,156,102,958)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	96,889,241	1,192,359,088
Net amortization and accretion on short-term U.S. government and agency obligations	(1,280,566)	(1,530,731)
Net realized (gain) loss on investments	(11,137)	3,590
Change in unrealized (appreciation) depreciation on investments	(18)	3,383
Decrease (Increase) in receivable on open futures contracts	24,334,088	159,024,755
Decrease (Increase) in interest receivable	469,869	293,885
Increase (Decrease) in payable to Sponsor	(118,635)	(209,095)
Increase (Decrease) in brokerage commissions and futures account fees payable	(19,755)	(14,116)
Increase (Decrease) in payable on open futures contracts	—	1,707,397

Net cash provided by (used in) operating activities	(145,921,103)	(451,561,189)

Cash flow from financing activities
Proceeds from addition of shares	291,112,693	891,490,874
Payment on shares redeemed	(286,888,403)	(495,948,790)

Net cash provided by (used in) financing activities	4,224,290	395,542,084

Net increase (decrease) in cash	(141,696,813)	(56,019,105)
Cash, beginning of period	297,461,110	394,847,507

Cash, end of period	$155,764,297	$338,828,402

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$37,116,158	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	7,132,036	2,976,399
Unrealized appreciation on foreign currency forward contracts	29,111	1,534,924
Receivable from capital shares sold	3,034,885	—
Interest receivable	162,688	104,541

Total assets	47,474,878	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Payable to Sponsor	33,571	22,600
Unrealized depreciation on foreign currency forward contracts	2,931,169	15,639

Total liabilities	2,964,740	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,510,138	30,205,770

Total liabilities and shareholders’ equity	$47,474,878	$31,617,176

Shares outstanding	2,199,970	1,099,970

Net asset value per share	$20.23	$27.46

Market value per share (Note 2)	$20.30	$27.49

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/12/24	6,727,184,056	$41,891,312	$(1,433,088)
Yen with UBS AG	07/12/24	7,961,290,856	49,576,304	(1,498,081)

			Total Unrealized Depreciation	$(2,931,169)

Contracts to Sell
Yen with UBS AG	07/12/24	(384,862,000)	$(2,396,601)	$29,111

			Total Unrealized Appreciation	$29,111

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$483,557	$114,980	$853,811	$235,098

Expenses
Management fee	99,372	25,330	176,608	55,890

Total expenses	99,372	25,330	176,608	55,890

Net investment income (loss)	384,185	89,650	677,203	179,208

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,365,623)	(770,142)	(7,397,198)	(1,068,950)

Net realized gain (loss)	(5,365,623)	(770,142)	(7,397,198)	(1,068,950)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(842,412)	(1,348,109)	(4,421,343)	(1,842,176)

Change in net unrealized appreciation (depreciation)	(842,412)	(1,348,109)	(4,421,343)	(1,842,176)

Net realized and unrealized gain (loss)	(6,208,035)	(2,118,251)	(11,818,541)	(2,911,126)

Net income (loss)	$(5,823,850)	$(2,028,601)	$(11,141,338)	$(2,731,918)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$41,994,545	$9,915,083	$30,205,770	$13,814,796

Addition of 500,000, 150,000, 1,300,000 and 200,000 shares, respectively	10,608,951	4,444,492	30,205,576	6,257,118
Redemption of 100,000, –, 200,000 and 150,000 shares, respectively	(2,269,508)	—	(4,759,870)	(5,009,022)

Net addition (redemption) of 400,000, 150,000, 1,100,000 and 50,000 shares, respectively	8,339,443	4,444,492	25,445,706	1,248,096

Net investment income (loss)	384,185	89,650	677,203	179,208
Net realized gain (loss)	(5,365,623)	(770,142)	(7,397,198)	(1,068,950)
Change in net unrealized appreciation (depreciation)	(842,412)	(1,348,109)	(4,421,343)	(1,842,176)

Net income (loss)	(5,823,850)	(2,028,601)	(11,141,338)	(2,731,918)

Shareholders’ equity, end of period	$44,510,138	$12,330,974	$44,510,138	$12,330,974

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(11,141,338)	$(2,731,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	4,421,343	1,842,176
Decrease (Increase) in interest receivable	(58,147)	(48)
Increase (Decrease) in payable to Sponsor	10,971	(2,410)

Net cash provided by (used in) operating activities	(6,767,171)	(892,200)

Cash flow from financing activities
Proceeds from addition of shares	27,170,691	6,257,118
Payment on shares redeemed	(6,133,037)	(5,009,022)

Net cash provided by (used in) financing activities	21,037,654	1,248,096

Net increase (decrease) in cash	14,270,483	355,896
Cash, beginning of period	29,977,711	12,801,958

Cash, end of period	$44,248,194	$13,157,854

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $104,415,710 and $49,673,923, respectively)	$104,416,492	$49,683,885
Cash	26,671,542	91,925,442
Segregated cash balances with brokers for futures contracts	45,576,696	49,648,726
Receivable on open futures contracts	970,109	654,887
Interest receivable	273,758	285,610

Total assets	177,908,597	192,198,550

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,096,091
Payable on open futures contracts	152,793	—
Brokerage commissions and futures account fees payable	—	3,509
Payable to Sponsor	135,766	135,358

Total liabilities	288,559	3,234,958

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	177,620,038	188,963,592

Total liabilities and shareholders’ equity	$177,908,597	$192,198,550

Shares outstanding	11,405,220	9,105,220

Net asset value per share	$15.57	$20.75

Market value per share (Note 2)	$15.57	$20.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.304% due 07/09/24	$50,000,000	$49,941,835
5.327% due 09/05/24	55,000,000	54,474,657

Total short-term U.S. government and agency obligations (cost $104,415,710)		$104,416,492

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2024	1,443	$116,363,520	$(9,530,240)
WTI Crude Oil - NYMEX, expires December 2024	1,526	119,546,840	(28,150)
WTI Crude Oil - NYMEX, expires June 2025	1,585	119,287,100	(3,997,339)

			$(13,555,729)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$2,290,280	$1,560,028	$4,533,047	$3,563,237

Expenses
Management fee	440,755	359,177	892,340	844,057
Brokerage commissions	43,839	60,079	97,800	125,836

Total expenses	484,594	419,256	990,140	969,893

Net investment income (loss)	1,805,686	1,140,772	3,542,907	2,593,344

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(143,424)	28,046,795	(12,659,025)	55,661,074
Short-term U.S. government and agency obligations	—	(12,271)	6,779	(11,783)

Net realized gain (loss)	(143,424)	28,034,524	(12,652,246)	55,649,291

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,560,618)	(8,229,852)	(35,992,048)	2,741,263
Short-term U.S. government and agency obligations	8,523	13,244	(9,180)	(1,641)

Change in net unrealized appreciation (depreciation)	(1,552,095)	(8,216,608)	(36,001,228)	2,739,622

Net realized and unrealized gain (loss)	(1,695,519)	19,817,916	(48,653,474)	58,388,913

Net income (loss)	$110,167	$20,958,688	$(45,110,567)	$60,982,257

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$197,512,295	$144,762,563	$188,963,592	$222,697,337

Addition of 4,200,000, 6,250,000, 12,650,000 and 11,550,000 shares, respectively	65,709,408	149,281,563	216,439,065	277,187,438
Redemption of 5,200,000, 7,600,000, 10,350,000 and 16,450,000 shares, respectively	(85,711,832)	(202,147,862)	(182,672,052)	(448,012,080)

Net addition (redemption) of (1,000,000), (1,350,000), 2,300,000 and (4,900,000) shares, respectively	(20,002,424)	(52,866,299)	33,767,013	(170,824,642)

Net investment income (loss)	1,805,686	1,140,772	3,542,907	2,593,344
Net realized gain (loss)	(143,424)	28,034,524	(12,652,246)	55,649,291
Change in net unrealized appreciation (depreciation)	(1,552,095)	(8,216,608)	(36,001,228)	2,739,622

Net income (loss)	110,167	20,958,688	(45,110,567)	60,982,257

Shareholders’ equity, end of period	$177,620,038	$112,854,952	$177,620,038	$112,854,952

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(45,110,567)	$60,982,257
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(242,128,850)	(378,541,825)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	190,006,779	394,924,819
Net amortization and accretion on short-term U.S. government and agency obligations	(2,612,937)	(1,821,563)
Net realized (gain) loss on investments	(6,779)	11,783
Change in unrealized (appreciation) depreciation on investments	9,180	1,641
Decrease (Increase) in receivable on open futures contracts	(315,222)	1,604,847
Decrease (Increase) in interest receivable	11,852	265,587
Increase (Decrease) in payable to Sponsor	408	(111,014)
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,509)	(220)
Increase (Decrease) in payable on open futures contracts	152,793	(5,802,618)

Net cash provided by (used in) operating activities	(99,996,852)	71,513,694

Cash flow from financing activities
Proceeds from addition of shares	216,439,065	274,667,692
Payment on shares redeemed	(185,768,143)	(444,081,787)

Net cash provided by (used in) financing activities	30,670,922	(169,414,095)

Net increase (decrease) in cash	(69,325,930)	(97,900,401)
Cash, beginning of period	141,574,168	139,811,511

Cash, end of period	$72,248,238	$41,911,110

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,476,486 and $–, respectively)	$89,475,883	$—
Cash	9,179,026	73,282,564
Segregated cash balances with brokers for futures contracts	27,590,142	35,326,076
Receivable from capital shares sold	—	9,611,378
Receivable on open futures contracts	25,789,178	22,414,082
Interest receivable	337,766	447,861

Total assets	152,371,995	141,081,961

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,937,033	—
Payable on open futures contracts	26,716	—
Brokerage commissions and futures account fees payable	3,273	10,461
Payable to Sponsor	112,546	108,408

Total liabilities	5,079,568	118,869

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	147,292,427	140,963,092

Total liabilities and shareholders’ equity	$152,371,995	$141,081,961

Shares outstanding (Note 1)	2,983,712	2,933,712

Net asset value per share (Note 1)	$49.37	$48.05

Market value per share (Note 1) (Note 2)	$49.19	$48.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.260% due 07/09/24	$40,000,000	$39,953,468
5.354% due 09/05/24	50,000,000	49,522,415

Total short-term U.S. government and agency obligations (cost $89,476,486)		$89,475,883

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2024	11,339	$294,587,220	$40,824,143

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,577,496	$1,344,889	$2,924,574	$2,531,641

Expenses
Management fee	310,060	302,274	572,504	599,136
Brokerage commissions	304,998	233,647	566,252	443,288
Futures account fees	10,978	26,758	27,011	56,367

Total expenses	626,036	562,679	1,165,767	1,098,791

Net investment income (loss)	951,460	782,210	1,758,807	1,432,850

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(44,563,292)	48,736,428	91,065	232,145,072
Short-term U.S. government and agency obligations	—	1,415	(1,743)	(1,263)

Net realized gain (loss)	(44,563,292)	48,737,843	89,322	232,143,809

Change in net unrealized appreciation (depreciation) on
Futures contracts	20,547,016	(61,246,927)	44,377,650	(106,199,730)
Short-term U.S. government and agency obligations	3,543	(3,173)	(603)	(10,168)

Change in net unrealized appreciation (depreciation)	20,550,559	(61,250,100)	44,377,047	(106,209,898)

Net realized and unrealized gain (loss)	(24,012,733)	(12,512,257)	44,466,369	125,933,911

Net income (loss)	$(23,061,273)	$(11,730,047)	$46,225,176	$127,366,761

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$94,345,355	$146,981,760	$140,963,092	$134,109,520

Addition of 7,400,000, 13,200,000, 14,000,000 and 27,700,000 shares, respectively (Note 1)	367,052,728	457,417,060	697,107,902	833,426,697
Redemption of 5,650,000, 12,200,000, 13,950,000 and 32,500,000 shares, respectively (Note 1)	(291,044,383)	(451,343,810)	(737,003,743)	(953,578,015)

Net addition (redemption) of 1,750,000, 1,000,000, 50,000 and (4,800,000) shares, respectively (Note 1)	76,008,345	6,073,250	(39,895,841)	(120,151,318)

Net investment income (loss)	951,460	782,210	1,758,807	1,432,850
Net realized gain (loss)	(44,563,292)	48,737,843	89,322	232,143,809
Change in net unrealized appreciation (depreciation)	20,550,559	(61,250,100)	44,377,047	(106,209,898)

Net income (loss)	(23,061,273)	(11,730,047)	46,225,176	127,366,761

Shareholders’ equity, end of period	$147,292,427	$141,324,963	$147,292,427	$141,324,963

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$46,225,176	$127,366,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(188,049,532)	(119,017,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	99,796,807	146,569,111
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225,504)	(910,302)
Net realized (gain) loss on investments	1,743	1,263
Change in unrealized (appreciation) depreciation on investments	603	10,168
Decrease (Increase) in receivable on open futures contracts	(3,375,096)	7,788,147
Decrease (Increase) in interest receivable	110,095	46,314
Increase (Decrease) in payable to Sponsor	4,138	(37,995)
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,188)	951
Increase (Decrease) in payable on open futures contracts	26,716	6,151,798

Net cash provided by (used in) operating activities	(46,492,042)	167,968,674

Cash flow from financing activities
Proceeds from addition of shares	706,719,280	830,673,700
Payment on shares redeemed	(732,066,710)	(944,455,593)

Net cash provided by (used in) financing activities	(25,347,430)	(113,781,893)

Net increase (decrease) in cash	(71,839,472)	54,186,781
Cash, beginning of period	108,608,640	44,482,540

Cash, end of period	$36,769,168	$98,669,321

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$32,786,134	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,412,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	937,816	38,029
Interest receivable	138,184	159,359

Total assets	38,274,246	41,287,730

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	29,396	33,372
Unrealized depreciation on foreign currency forward contracts	17,867	1,886,808

Total liabilities	47,263	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,226,983	39,367,550

Total liabilities and shareholders’ equity	$38,274,246	$41,287,730

Shares outstanding	1,200,000	1,350,000

Net asset value per share	$31.86	$29.16

Market value per share (Note 2)	$31.83	$29.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/12/24	828,000	$887,265	$(2,363)
Euro with UBS AG	07/12/24	2,335,000	2,502,128	(15,504)

			Total Unrealized Depreciation	$(17,867)

Contracts to Sell
Euro with Goldman Sachs International	07/12/24	(38,212,263)	$(40,947,317)	$501,639
Euro with UBS AG	07/12/24	(36,370,199)	(38,973,407)	436,177

			Total Unrealized Appreciation	$937,816

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$429,872	$593,746	$888,189	$1,240,866

Expenses
Management fee	90,978	131,101	186,228	292,669

Total expenses	90,978	131,101	186,228	292,669

Net investment income (loss)	338,894	462,645	701,961	948,197

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	900,760	(1,045,942)	(43,101)	(2,453,253)
Short-term U.S. government and agency obligations	—	—	4,641	—

Net realized gain (loss)	900,760	(1,045,942)	(38,460)	(2,453,253)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(199,005)	556,469	2,768,728	702,482
Short-term U.S. government and agency obligations	—	—	—	(4,802)

Change in net unrealized appreciation (depreciation)	(199,005)	556,469	2,768,728	697,680

Net realized and unrealized gain (loss)	701,755	(489,473)	2,730,268	(1,755,573)

Net income (loss)	$1,040,649	$(26,828)	$3,432,229	$(807,376)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$38,712,882	$59,537,260	$39,367,550	$75,113,179

Addition of 50,000, –, 50,000 and 100,000 shares, respectively	1,591,183	—	1,591,183	3,051,886
Redemption of 100,000, 300,000, 200,000 and 900,000 shares, respectively	(3,117,731)	(8,579,131)	(6,163,979)	(26,426,388)

Net addition (redemption) of (50,000), (300,000), (150,000) and (800,000) shares, respectively	(1,526,548)	(8,579,131)	(4,572,796)	(23,374,502)

Net investment income (loss)	338,894	462,645	701,961	948,197
Net realized gain (loss)	900,760	(1,045,942)	(38,460)	(2,453,253)
Change in net unrealized appreciation (depreciation)	(199,005)	556,469	2,768,728	697,680

Net income (loss)	1,040,649	(26,828)	3,432,229	(807,376)

Shareholders’ equity, end of period	$38,226,983	$50,931,301	$38,226,983	$50,931,301

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$3,432,229	$(807,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(54,925,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,641	95,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(83,003)
Net realized (gain) loss on investments	(4,641)	—
Change in unrealized (appreciation) depreciation on investments	(2,768,728)	(697,680)
Decrease (Increase) in interest receivable	21,175	(83,135)
Increase (Decrease) in payable to Sponsor	(3,976)	(21,220)

Net cash provided by (used in) operating activities	680,700	38,382,411

Cash flow from financing activities
Proceeds from addition of shares	1,591,183	3,051,886
Payment on shares redeemed	(6,163,979)	(26,426,388)

Net cash provided by (used in) financing activities	(4,572,796)	(23,374,502)

Net increase (decrease) in cash	(3,892,096)	15,007,909
Cash, beginning of period	41,090,342	37,531,356

Cash, end of period	$37,198,246	$52,539,265

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$12,481,663	$9,309,908
Segregated cash balances with brokers for futures contracts	595,000	261,450
Segregated cash balances with brokers for swap agreements	2,621,079	2,375,125
Unrealized appreciation on swap agreements	408,700	—
Receivable on open futures contracts	—	17,324
Interest receivable	55,422	41,501

Total assets	16,161,864	12,005,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	17,400	—
Payable to Sponsor	12,673	9,708
Unrealized depreciation on swap agreements	—	199,821

Total liabilities	30,073	209,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,131,791	11,795,779

Total liabilities and shareholders’ equity	$16,161,864	$12,005,308

Shares outstanding	746,977	446,977

Net asset value per share	$21.60	$26.39

Market value per share (Note 2)	$21.67	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2024	58	$13,569,680	$167,105
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/08/24	$(4,325,519)	$94,178
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/08/24	(5,669,086)	123,607
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/08/24	(8,768,527)	190,915

			Total Unrealized Appreciation	$408,700

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$176,727	$184,052	$319,930	$316,614

Expenses
Management fee	39,309	42,869	71,710	79,242
Brokerage commissions	1,283	1,605	2,218	2,966

Total expenses	40,592	44,474	73,928	82,208

Net investment income (loss)	136,135	139,578	246,002	234,406

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(976,285)	(562,109)	(1,626,248)	(676,159)
Swap agreements	(1,540,189)	(991,042)	(2,288,039)	(1,907,873)

Net realized gain (loss)	(2,516,474)	(1,553,151)	(3,914,287)	(2,584,032)

Change in net unrealized appreciation (depreciation) on
Futures contracts	374,155	1,132,962	311,336	1,069,691
Swap agreements	890,281	1,625,959	608,521	1,033,528

Change in net unrealized appreciation (depreciation)	1,264,436	2,758,921	919,857	2,103,219

Net realized and unrealized gain (loss)	(1,252,038)	1,205,770	(2,994,430)	(480,813)

Net income (loss)	$(1,115,903)	$1,345,348	$(2,748,428)	$(246,407)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$15,170,884	$16,049,273	$11,795,779	$15,456,037

Addition of 450,000, 300,000, 650,000 and 600,000 shares, respectively	9,524,925	7,934,073	14,532,555	16,298,343
Redemption of 350,000, 350,000, 350,000 and 550,000 shares, respectively	(7,448,115)	(9,519,316)	(7,448,115)	(15,698,595)

Net addition (redemption) of 100,000, (50,000), 300,000 and 50,000 shares, respectively	2,076,810	(1,585,243)	7,084,440	599,748

Net investment income (loss)	136,135	139,578	246,002	234,406
Net realized gain (loss)	(2,516,474)	(1,553,151)	(3,914,287)	(2,584,032)
Change in net unrealized appreciation (depreciation)	1,264,436	2,758,921	919,857	2,103,219

Net income (loss)	(1,115,903)	1,345,348	(2,748,428)	(246,407)

Shareholders’ equity, end of period	$16,131,791	$15,809,378	$16,131,791	$15,809,378

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(2,748,428)	$(246,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(608,521)	(1,033,528)
Decrease (Increase) in receivable on open futures contracts	17,324	(40,101)
Decrease (Increase) in interest receivable	(13,921)	(19,366)
Increase (Decrease) in payable to Sponsor	2,965	1,307
Increase (Decrease) in payable on open futures contracts	17,400	1,600

Net cash provided by (used in) operating activities	(3,333,181)	(1,336,495)

Cash flow from financing activities
Proceeds from addition of shares	14,532,555	16,298,343
Payment on shares redeemed	(7,448,115)	(14,253,435)

Net cash provided by (used in) financing activities	7,084,440	2,044,908

Net increase (decrease) in cash	3,751,259	708,413
Cash, beginning of period	11,946,483	16,020,413

Cash, end of period	$15,697,742	$16,728,826

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$54,325,214	$46,444,776
Segregated cash balances with brokers for futures contracts	8,211,000	5,494,500
Segregated cash balances with brokers for swap agreements	10,255,068	12,657,595
Unrealized appreciation on swap agreements	3,476,663	—
Receivable from capital shares sold	561,001	907,025
Receivable on open futures contracts	—	329,629
Interest receivable	252,520	173,799

Total assets	77,081,466	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	823,698	—
Payable to Sponsor	59,025	43,464
Unrealized depreciation on swap agreements	—	814,174

Total liabilities	882,723	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	76,198,743	65,149,686

Total liabilities and shareholders’ equity	$77,081,466	$66,007,324

Shares outstanding	6,791,329	3,591,329

Net asset value per share	$11.22	$18.14

Market value per share (Note 2)	$11.33	$18.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2024	706	$104,346,800	$882,431
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/08/24	$(21,477,041)	$1,555,716
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/08/24	(11,791,490)	854,131
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/08/24	(1,626,512)	117,766
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/08/24	(13,101,894)	949,050

			Total Unrealized Appreciation	$3,476,663

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$597,421	$323,734	$978,854	$523,812

Expenses
Management fee	139,041	82,417	230,179	142,585
Brokerage commissions	13,863	8,958	19,887	14,661

Total expenses	152,904	91,375	250,066	157,246

Net investment income (loss)	444,517	232,359	728,788	366,566

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,210,938)	3,460,638	(2,337,230)	4,792,636
Swap agreements	(8,859,200)	(2,347,042)	(7,952,888)	(965,417)
Short-term U.S. government and agency obligations	—	(906)	—	(906)

Net realized gain (loss)	(16,070,138)	1,112,690	(10,290,118)	3,826,313

Change in net unrealized appreciation (depreciation) on
Futures contracts	943,651	1,782,960	(806,615)	1,899,423
Swap agreements	3,959,173	3,867,334	4,290,837	2,567,635

Change in net unrealized appreciation (depreciation)	4,902,824	5,650,294	3,484,222	4,467,058

Net realized and unrealized gain (loss)	(11,167,314)	6,762,984	(6,805,896)	8,293,371

Net income (loss)	$(10,722,797)	$6,995,343	$(6,077,108)	$8,659,937

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$24,245,029	$20,335,691	$65,149,686	$31,932,799

Addition of 7,600,000, 2,450,000, 9,000,000 and 3,100,000 shares, respectively	90,286,838	41,523,335	116,105,726	55,312,875
Redemption of 2,250,000, 2,600,000, 5,800,000 and 3,800,000 shares, respectively	(27,610,327)	(49,563,896)	(98,979,561)	(76,615,138)

Net addition (redemption) of 5,350,000, (150,000), 3,200,000 and (700,000) shares, respectively	62,676,511	(8,040,561)	17,126,165	(21,302,263)

Net investment income (loss)	444,517	232,359	728,788	366,566
Net realized gain (loss)	(16,070,138)	1,112,690	(10,290,118)	3,826,313
Change in net unrealized appreciation (depreciation)	4,902,824	5,650,294	3,484,222	4,467,058

Net income (loss)	(10,722,797)	6,995,343	(6,077,108)	8,659,937

Shareholders’ equity, end of period	$76,198,743	$19,290,473	$76,198,743	$19,290,473

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(6,077,108)	$8,659,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(14,880,254)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	14,937,156
Net amortization and accretion on short-term U.S. government and agency obligations	—	(57,808)
Net realized (gain) loss on investments	—	906
Change in unrealized (appreciation) depreciation on investments	(4,290,837)	(2,567,635)
Decrease (Increase) in receivable on open futures contracts	329,629	(185,697)
Decrease (Increase) in interest receivable	(78,721)	(1,333)
Increase (Decrease) in payable to Sponsor	15,561	(1,521)
Increase (Decrease) in payable on open futures contracts	823,698	5,550

Net cash provided by (used in) operating activities	(9,277,778)	5,909,301

Cash flow from financing activities
Proceeds from addition of shares	116,451,750	56,285,664
Payment on shares redeemed	(98,979,561)	(74,565,831)

Net cash provided by (used in) financing activities	17,472,189	(18,280,167)

Net increase (decrease) in cash	8,194,411	(12,370,866)
Cash, beginning of period	64,596,871	32,583,283

Cash, end of period	$72,791,282	$20,212,417

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$39,249,087	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	4,958,787	3,434,732
Unrealized appreciation on foreign currency forward contracts	3,371,091	129,697
Interest receivable	166,744	100,284

Total assets	47,745,709	25,472,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	35,680	20,676
Unrealized depreciation on foreign currency forward contracts	214,997	1,441,622

Total liabilities	250,677	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	47,495,032	24,010,010

Total liabilities and shareholders’ equity	$47,745,709	$25,472,308

Shares outstanding	498,580	348,580

Net asset value per share	$95.26	$68.88

Market value per share (Note 2)	$95.11	$68.94

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	07/12/24	1,368,727,000	$8,523,295	$(214,997)

			Total Unrealized Depreciation	$(214,997)

Contracts to Sell
Yen with Goldman Sachs International	07/12/24	(8,022,884,165)	$(49,959,856)	$1,709,110
Yen with UBS AG	07/12/24	(8,533,259,574)	(53,138,049)	1,661,981

			Total Unrealized Appreciation	$3,371,091

^
The positions and counterparties herein are as of June 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$456,243	$255,354	$771,660	$459,554

Expenses
Management fee	96,949	58,179	163,082	108,991

Total expenses	96,949	58,179	163,082	108,991

Net investment income (loss)	359,294	197,175	608,578	350,563

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	4,417,569	1,370,771	6,122,840	342,795
Short-term U.S. government and agency obligations	—	—	3,541	—

Net realized gain (loss)	4,417,569	1,370,771	6,126,381	342,795

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,529,867	3,145,023	4,468,019	5,007,285
Short-term U.S. government and agency obligations	—	—	—	(2,761)

Change in net unrealized appreciation (depreciation)	1,529,867	3,145,023	4,468,019	5,004,524

Net realized and unrealized gain (loss)	5,947,436	4,515,794	10,594,400	5,347,319

Net income (loss)	$6,306,730	$4,712,969	$11,202,978	$5,697,882

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$32,662,223	$25,111,818	$24,010,010	$21,397,736

Addition of 200,000, 250,000, 300,000 and 450,000 shares, respectively	17,441,510	14,899,838	25,021,470	26,056,375
Redemption of 100,000, 300,000, 150,000 and 450,000 shares, respectively	(8,915,431)	(17,646,969)	(12,739,426)	(26,074,337)

Net addition (redemption) of 100,000, (50,000), 150,000 and – shares, respectively	8,526,079	(2,747,131)	12,282,044	(17,962)

Net investment income (loss)	359,294	197,175	608,578	350,563
Net realized gain (loss)	4,417,569	1,370,771	6,126,381	342,795
Change in net unrealized appreciation (depreciation)	1,529,867	3,145,023	4,468,019	5,004,524

Net income (loss)	6,306,730	4,712,969	11,202,978	5,697,882

Shareholders’ equity, end of period	$47,495,032	$27,077,656	$47,495,032	$27,077,656

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$11,202,978	$5,697,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,541	23,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,702)
Net realized (gain) loss on investments	(3,541)	—
Change in unrealized (appreciation) depreciation on investments	(4,468,019)	(5,004,524)
Decrease (Increase) in interest receivable	(66,460)	(50,809)
Increase (Decrease) in payable to Sponsor	15,004	(9,641)

Net cash provided by (used in) operating activities	6,683,503	23,628,206

Cash flow from financing activities
Proceeds from addition of shares	25,021,470	26,056,375
Payment on shares redeemed	(12,739,426)	(28,757,792)

Net cash provided by (used in) financing activities	12,282,044	(2,701,417)

Net increase (decrease) in cash	18,965,547	20,926,789
Cash, beginning of period	25,242,327	4,104,127

Cash, end of period	$44,207,874	$25,030,916

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,519,896 and $–, respectively)	$49,522,415	$—
Cash	41,038,726	31,674,194
Segregated cash balances with brokers for futures contracts	4,704,894	5,936,995
Receivable on open futures contracts	10,823,502	137,945
Interest receivable	220,924	141,818

Total assets	106,310,461	37,890,952

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	72,839,263	—
Brokerage commissions and futures account fees payable	3,084	1,876
Payable to Sponsor	66,662	22,933

Total liabilities	72,909,009	24,809

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,401,452	37,866,143

Total liabilities and shareholders’ equity	$106,310,461	$37,890,952

Shares outstanding	2,337,403	2,262,403

Net asset value per share	$14.29	$16.74

Market value per share (Note 2)	$14.33	$16.75

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(148% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.295% due 09/05/24	$50,000,000	$49,522,415

Total short-term U.S. government and agency obligations (cost $49,519,896)		$49,522,415

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2024	367	$6,671,142	$(285,377)
VIX Futures - Cboe, expires November 2024	633	10,966,725	211,863
VIX Futures - Cboe, expires December 2024	633	10,951,280	210,194
VIX Futures - Cboe, expires January 2025	267	4,792,650	295

			$136,975

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,106,849	$650,585	$1,622,013	$1,298,505

Expenses
Management fee	191,320	134,066	288,207	284,189
Brokerage commissions	66,049	12,200	86,212	21,369
Futures account fees	10,537	11,856	16,541	23,296

Total expenses	267,906	158,122	390,960	328,854

Net investment income (loss)	838,943	492,463	1,231,053	969,651

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,949,418)	(6,943,333)	(15,057,887)	(22,764,053)
Short-term U.S. government and agency obligations	—	—	3,278	—

Net realized gain (loss)	(8,949,418)	(6,943,333)	(15,054,609)	(22,764,053)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,092,860	(9,677,526)	3,882,651	(5,086,991)
Short-term U.S. government and agency obligations	2,519	2,424	2,519	(5,651)

Change in net unrealized appreciation (depreciation)	1,095,379	(9,675,102)	3,885,170	(5,092,642)

Net realized and unrealized gain (loss)	(7,854,039)	(16,618,435)	(11,169,439)	(27,856,695)

Net income (loss)	$(7,015,096)	$(16,125,972)	$(9,938,386)	$(26,887,044)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$84,603,064	$67,306,087	$37,866,143	$84,014,959

Addition of 5,250,000, 575,000, 8,625,000 and 850,000 shares, respectively	80,762,930	14,067,422	135,188,877	21,818,758
Redemption of 8,250,000, 675,000, 8,550,000 and 1,200,000 shares, respectively	(124,949,446)	(15,826,124)	(129,715,182)	(29,525,260)

Net addition (redemption) of (3,000,000), (100,000), 75,000 and (350,000) shares, respectively	(44,186,516)	(1,758,702)	5,473,695	(7,706,502)

Net investment income (loss)	838,943	492,463	1,231,053	969,651
Net realized gain (loss)	(8,949,418)	(6,943,333)	(15,054,609)	(22,764,053)
Change in net unrealized appreciation (depreciation)	1,095,379	(9,675,102)	3,885,170	(5,092,642)

Net income (loss)	(7,015,096)	(16,125,972)	(9,938,386)	(26,887,044)

Shareholders’ equity, end of period	$33,401,452	$49,421,413	$33,401,452	$49,421,413

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(9,938,386)	$(26,887,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,330,764)	(254,817,825)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,278	305,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(189,132)	(305,478)
Net realized (gain) loss on investments	(3,278)	—
Change in unrealized (appreciation) depreciation on investments	(2,519)	5,651
Decrease (Increase) in receivable on open futures contracts	(10,685,557)	142,794
Decrease (Increase) in interest receivable	(79,106)	(101,568)
Increase (Decrease) in payable to Sponsor	43,729	(19,128)
Increase (Decrease) in brokerage commissions and futures account fees payable	1,208	995
Increase (Decrease) in payable on open futures contracts	—	962,275

Net cash provided by (used in) operating activities	(70,180,527)	23,980,672

Cash flow from financing activities
Proceeds from addition of shares	135,188,877	21,818,758
Payment on shares redeemed	(56,875,919)	(29,525,260)

Net cash provided by (used in) financing activities	78,312,958	(7,706,502)

Net increase (decrease) in cash	8,132,431	16,274,170
Cash, beginning of period	37,611,189	33,959,989

Cash, end of period	$45,743,620	$50,234,159

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,756,905 and $59,648,776, respectively)	$64,756,617	$59,660,373
Cash	21,351,037	22,277,582
Segregated cash balances with brokers for futures contracts	47,977,287	59,164,337
Receivable on open futures contracts	14,144,463	16,047,893
Interest receivable	249,142	254,671

Total assets	148,478,546	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	580
Brokerage commissions and futures account fees payable	11,302	11,961
Payable to Sponsor	47,216	70,569

Total liabilities	58,518	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	148,420,028	157,321,746

Total liabilities and shareholders’ equity	$148,478,546	$157,404,856

Shares outstanding	13,700,947	10,150,947

Net asset value per share	$10.83	$15.50

Market value per share (Note 2)	$10.85	$15.51

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.300% due 07/09/24	$45,000,000	$44,947,651
5.354% due 09/05/24	20,000,000	19,808,966

Total short-term U.S. government and agency obligations (cost $64,756,905)		$64,756,617

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2024	5,961	$83,589,911	$(1,712,575)
VIX Futures - Cboe, expires August 2024	4,335	64,765,767	(948,245)

			$(2,660,820)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,619,921	$2,440,291	$3,378,183	$4,560,852

Expenses
Management fee	310,061	530,826	646,437	1,048,314
Brokerage commissions	39,404	95,391	79,663	191,888
Futures account fees	31,267	48,732	64,538	99,391

Total expenses	380,732	674,949	790,638	1,339,593

Net investment income (loss)	1,239,189	1,765,342	2,587,545	3,221,259

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(27,512,354)	(127,229,299)	(59,271,318)	(173,326,001)
Short-term U.S. government and agency obligations	—	(10,613)	4,830	(10,605)

Net realized gain (loss)	(27,512,354)	(127,239,912)	(59,266,488)	(173,336,606)

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,018,755	(21,324,056)	7,003,274	(20,176,064)
Short-term U.S. government and agency obligations	3,454	20,803	(11,885)	2,837

Change in net unrealized appreciation (depreciation)	4,022,209	(21,303,253)	6,991,389	(20,173,227)

Net realized and unrealized gain (loss)	(23,490,145)	(148,543,165)	(52,275,099)	(193,509,833)

Net income (loss)	$(22,250,956)	$(146,777,823)	$(49,687,554)	$(190,288,574)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$162,936,051	$226,765,204	$157,321,746	$266,580,320

Addition of 3,700,000, 4,460,000, 7,500,000 and 6,760,000 shares, respectively	42,851,982	159,301,302	95,632,291	267,768,654
Redemption of 2,600,000, 255,000, 3,950,000 and 2,210,000 shares, respectively	(35,117,049)	(9,060,853)	(54,846,455)	(113,832,570)
Net addition (redemption) of 1,100,000, 4,205,000, 3,550,000 and 4,550,000 shares, respectively	7,734,933	150,240,449	40,785,836	153,936,084

Net investment income (loss)	1,239,189	1,765,342	2,587,545	3,221,259

Net realized gain (loss)	(27,512,354)	(127,239,912)	(59,266,488)	(173,336,606)
Change in net unrealized appreciation (depreciation)	4,022,209	(21,303,253)	6,991,389	(20,173,227)

Net income (loss)	(22,250,956)	(146,777,823)	(49,687,554)	(190,288,574)

Shareholders’ equity, end of period	$148,420,028	$230,227,830	$148,420,028	$230,227,830

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(49,687,554)	$(190,288,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(153,292,911)	(318,231,573)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	149,944,134	334,754,108
Net amortization and accretion on short-term U.S. government and agency obligations	(1,754,522)	(1,966,043)
Net realized (gain) loss on investments	(4,830)	10,605
Change in unrealized (appreciation) depreciation on investments	11,885	(2,837)
Decrease (Increase) in receivable on open futures contracts	1,903,430	34,137,415
Decrease (Increase) in interest receivable	5,529	18,196
Increase (Decrease) in payable to Sponsor	(23,353)	(36,534)
Increase (Decrease) in brokerage commissions and futures account fees payable	(659)	(7,961)
Increase (Decrease) in payable on open futures contracts	(580)	1,907,775

Net cash provided by (used in) operating activities	(52,899,431)	(139,705,423)

Cash flow from financing activities
Proceeds from addition of shares	95,632,291	267,768,654
Payment on shares redeemed	(54,846,455)	(114,403,043)

Net cash provided by (used in) financing activities	40,785,836	153,365,611

Net increase (decrease) in cash	(12,113,595)	13,660,188
Cash, beginning of period	81,441,919	125,161,810

Cash, end of period	$69,328,324	$138,821,998

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,566,271,392 and $690,346,244, respectively)	$1,566,273,968	$690,474,277
Cash	821,558,111	1,209,034,101
Segregated cash balances with brokers for futures contracts	545,612,450	810,718,438
Segregated cash balances with brokers for foreign currency forward contracts	17,047,256	13,366,243
Segregated cash balances with brokers for swap agreements	77,374,847	345,924,043
Unrealized appreciation on swap agreements	59,832,955	21,033,528
Unrealized appreciation on foreign currency forward contracts	4,338,018	2,011,074
Receivable from capital shares sold	82,338,464	22,784,178
Receivable on open futures contracts	124,302,758	237,610,648
Interest receivable	5,126,818	6,486,760

Total assets	3,303,805,645	3,359,443,290

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	77,776,296	39,357,935
Payable on open futures contracts	43,140,520	27,280,746
Brokerage commissions and futures account fees payable	46,364	131,497
Payable to Sponsor	2,427,704	2,654,226
Unrealized depreciation on swap agreements	55,954,990	3,841,216
Unrealized depreciation on foreign currency forward contracts	3,304,431	3,345,544

Total liabilities	182,650,305	76,611,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,121,155,340	3,282,832,126

Total liabilities and shareholders’ equity	$3,303,805,645	$3,359,443,290

Shares outstanding (Note 1)	125,534,561	113,030,809

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest	$36,592,197	$35,172,821	$67,381,467	$69,048,196
Expenses
Management fee	7,448,120	9,417,542	14,618,380	18,671,870
Brokerage commissions	1,987,015	2,541,487	3,830,567	4,916,119
Futures account fees	169,922	426,130	400,385	828,892

Total expenses	9,605,057	12,385,159	18,849,332	24,416,881

Net investment income (loss)	26,987,140	22,787,662	48,532,135	44,631,315

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	192,957,311	(903,140,314)	(95,441,709)	(1,989,000,881)
Swap agreements	147,613,685	(127,144,869)	237,098,199	(36,920,176)
Foreign currency forward contracts	(266,644)	(367,022)	(1,392,235)	(2,820,838)
Short-term U.S. government and agency obligations	1,196	(182,341)	71,141	(195,871)

Net realized gain (loss)	340,305,548	(1,030,834,546)	140,335,396	(2,028,937,766)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(68,861,582)	370,415,259	(169,234,257)	337,853,836
Swap agreements	(58,891,791)	53,364,477	(13,314,347)	(96,981,521)
Foreign currency forward contracts	550,617	2,274,360	2,368,057	3,691,623
Short-term U.S. government and agency obligations	59,741	266,337	(125,457)	49,246

Change in net unrealized appreciation (depreciation)	(127,143,015)	426,320,433	(180,306,004)	244,613,184

Net realized and unrealized gain (loss)	213,162,533	(604,514,113)	(39,970,608)	(1,784,324,582)

Net income (loss)	$240,149,673	$(581,726,451)	$8,561,527	$(1,739,693,267)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$3,088,679,681	$4,138,630,893	$3,282,832,126	$3,887,786,746

Addition of 71,630,000, 61,415,500, 148,575,000 and 132,237,000 shares, respectively (Note 1)	1,659,368,580	2,534,087,735	3,456,902,022	6,659,958,056
Redemption of 77,581,248, 58,115,000, 136,071,248 and 124,395,500 shares, respectively (Note 1)	(1,867,042,594)	(2,337,146,640)	(3,627,140,335)	(5,054,205,998)

Net addition (redemption) of (5,951,248), 3,300,500, 12,503,752 and 7,841,500 shares, respectively (Note 1)	(207,674,014)	196,941,095	(170,238,313)	1,605,752,058

Net investment income (loss)	26,987,140	22,787,662	48,532,135	44,631,315
Net realized gain (loss)	340,305,548	(1,030,834,546)	140,335,396	(2,028,937,766)
Change in net unrealized appreciation (depreciation)	(127,143,015)	426,320,433	(180,306,004)	244,613,184

Net income (loss)	240,149,673	(581,726,451)	8,561,527	(1,739,693,267)

Shareholders’ equity, end of period	$3,121,155,340	$3,753,845,537	$3,121,155,340	$3,753,845,537

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$8,561,527	$(1,739,693,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,820,463,204)	(23,583,170,670)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,973,332,631	23,734,747,679
Net amortization and accretion on short-term U.S. government and agency obligations	(28,723,434)	(31,075,993)
Net realized (gain) loss on investments	(71,141)	195,871
Change in unrealized (appreciation) depreciation on investments	11,071,747	93,240,652
Decrease (Increase) in receivable on futures contracts	113,307,890	286,323,344
Decrease (Increase) in interest receivable	1,359,942	(398,777)
Increase (Decrease) in payable to Sponsor	(226,522)	(307,569)
Increase (Decrease) in brokerage commissions and futures account fees payable	(85,133)	1,468
Increase (Decrease) in payable on futures contracts	15,859,774	2,690,636

Net cash provided by (used in) operating activities	(726,075,923)	(1,237,446,626)

Cash flow from financing activities
Proceeds from addition of shares	3,397,347,736	6,655,658,102
Payment on shares redeemed	(3,588,721,974)	(5,059,100,757)

Net cash provided by (used in) financing activities	(191,374,238)	1,596,557,345

Net increase (decrease) in cash	(917,450,161)	359,110,719
Cash, beginning of period	2,379,042,825	1,826,767,616

Cash, end of period	$1,461,592,664	$2,185,878,335

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2024, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the six months June 30, 2024, and during the year ended December 31, 2023. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post-Split Price
ProShares VIX Short-Term Futures	June 22, 2023	1-for-5 reverse Share split	June 23, 2023
ProShares Ultra VIX Short-Term Futures	June 22, 2023	1-for-10 reverse Share split	June 23, 2023
ProShares Ultra Bloomberg Natural Gas	June 22, 2023	1-for-20 reverse Share split	June 23, 2023
ProShares Short VIX Short-Term Futures	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares UltraShort Bloomberg Natural Gas	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares Ultra VIX Short-Term Futures	April 10, 2024	1-for-5 reverse Share split	April 11, 2024
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form
10-K
for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2024 and 2023, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2024 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 28, 2024
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 28, 2024
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 28, 2024
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	June 28, 2024
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 28, 2024

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2024.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2024.
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
Repurchase agreements are generally valued at amortized cost, provided such amounts approximate fair value. These instruments are classified as Level II in the fair value hierarchy.
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
The following table summarizes the valuation of investments at June 30, 2024 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$169,047,283	$3,835,199	$—	$—	$172,882,482
ProShares Ultra Bloomberg Crude Oil	387,833,913	12,882,445	—	55,947,592	456,663,950
ProShares Ultra Bloomberg Natural Gas	—	(153,035,669)	—	—	(153,035,669)
ProShares Ultra Euro	—	—	(140,398)	—	(140,398)
ProShares Ultra Gold	194,012,992	(767,692)	—	(6,552,657)	186,692,643
ProShares Ultra Silver	457,266,538	(6,674,294)	—	(49,402,333)	401,189,911
ProShares Ultra VIX Short-Term Futures ETF	49,941,835	(6,204,920)	—	—	43,736,915
ProShares Ultra Yen	—	—	(2,902,058)	—	(2,902,058)
ProShares UltraShort Bloomberg Crude Oil	104,416,492	(13,555,729)	—	—	90,860,763
ProShares UltraShort Bloomberg Natural Gas	89,475,883	40,824,143	—	—	130,300,026
ProShares UltraShort Euro	—	—	919,949	—	919,949
ProShares UltraShort Gold	—	167,105	—	408,700	575,805
ProShares UltraShort Silver	—	882,431	—	3,476,663	4,359,094
ProShares UltraShort Yen	—	—	3,156,094	—	3,156,094
ProShares VIX Mid-Term Futures ETF	49,522,415	136,975	—	—	49,659,390
ProShares VIX Short-Term Futures ETF	64,756,617	(2,660,820)	—	—	62,095,797

Combined Trust:	$1,566,273,968	$(124,170,826)	$1,033,587	$3,877,965	$1,447,014,694

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

There were no transfers into or out of Level 3 for the quarter ended June 30, 2024 or the year ended December 31, 2023.
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
At June 30, 2024, the Trust did not have any open repurchase agreements.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2024 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of June 30, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$3,835,199	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			6,204,920	*
	ProShares VIX Mid-Term Futures ETF		422,352	*		285,377	*
	ProShares VIX Short- Term Futures ETF		—			2,660,820	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		68,830,037	*		—
	ProShares Ultra Bloomberg Natural Gas		—			153,035,669	*
	ProShares Ultra Gold		—			7,320,349	*
	ProShares Ultra Silver		—			56,076,627	*
	ProShares UltraShort Bloomberg Crude Oil		—			13,555,729	*
	ProShares UltraShort Bloomberg Natural Gas		40,824,143	*		—
	ProShares UltraShort Gold		575,805	*		—
	ProShares UltraShort Silver		4,359,094	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		—			140,398
	ProShares Ultra Yen		29,111			2,931,169
	ProShares UltraShort Euro		937,816			17,867
	ProShares UltraShort Yen		3,371,091			214,997

		Combined Trust:	$123,184,648	*		$242,443,922	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2023

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$12,640,624	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			31,183,911	*
	ProShares VIX Mid-Term Futures ETF		—			3,745,676	*
	ProShares VIX Short- Term Futures ETF		—			9,664,094	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		20,191,987	*		5,752,284	*
	ProShares Ultra Bloomberg Natural Gas		43,607,070	*		—
	ProShares Ultra Gold		7,174,868	*		—
	ProShares Ultra Silver		12,400,748	*		2,827,221	*
	ProShares UltraShort Bloomberg Crude Oil		22,436,319	*		—
	ProShares UltraShort Bloomberg Natural Gas		—			3,553,507	*
	ProShares UltraShort Gold		—			344,052	*
	ProShares UltraShort Silver		1,879,957	*		1,005,085	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		308,424			1,475
	ProShares Ultra Yen		1,534,924			15,639
	ProShares UltraShort Euro		38,029			1,886,808
	ProShares UltraShort Yen		129,697			1,441,622

		Combined Trust:	$122,342,647	*		$61,421,374	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations For the three months ended June 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$26,761,918	$(4,177,838)
		ProShares Ultra VIX Short-Term Futures ETF	(57,413,186)	11,693,863
		ProShares VIX Mid-Term Futures ETF	(8,949,418)	1,092,860
		ProShares VIX Short-Term Futures ETF	(27,512,354)	4,018,755
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	6,956,921	(748,073)
		ProShares Ultra Bloomberg Natural Gas	211,772,181	(60,263,391)
		ProShares Ultra Gold	31,567,821	(17,232,531)
		ProShares Ultra Silver	220,680,441	(87,290,676)
		ProShares UltraShort Bloomberg Crude Oil	(143,424)	(1,560,618)
		ProShares UltraShort Bloomberg Natural Gas	(44,563,292)	20,547,016
		ProShares UltraShort Gold	(2,516,474)	1,264,436
		ProShares UltraShort Silver	(16,070,138)	4,902,824
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(219,350)	62,167
		ProShares Ultra Yen	(5,365,623)	(842,412)
		ProShares UltraShort Euro	900,760	(199,005)
		ProShares UltraShort Yen	4,417,569	1,529,867

		Combined Trust	$340,304,352	$(127,202,756)

The Effect of Derivative Instruments on the Statement of Operations For the six months ended June 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$55,258,866	$(8,805,425)
		ProShares Ultra VIX Short-Term Futures ETF	(148,416,415)	24,978,991
		ProShares VIX Mid-Term Futures ETF	(15,057,887)	3,882,651
		ProShares VIX Short-Term Futures ETF	(59,271,318)	7,003,274
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	100,075,521	54,390,334
		ProShares Ultra Bloomberg Natural Gas	(30,408,733)	(196,642,739)
		ProShares Ultra Gold	50,039,092	(14,495,217)
		ProShares Ultra Silver	216,209,729	(65,650,154)
		ProShares UltraShort Bloomberg Crude Oil	(12,659,025)	(35,992,048)
		ProShares UltraShort Bloomberg Natural Gas	91,065	44,377,650
		ProShares UltraShort Gold	(3,914,287)	919,857
		ProShares UltraShort Silver	(10,290,118)	3,484,222
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(74,776)	(447,347)
		ProShares Ultra Yen	(7,397,198)	(4,421,343)
		ProShares UltraShort Euro	(43,101)	2,768,728
		ProShares UltraShort Yen	6,122,840	4,468,019

		Combined Trust:	$140,264,255	$(180,180,547)

The Effect of Derivative Instruments on the Statement of Operations For the three months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$65,228,142	$9,658,017
		ProShares Ultra VIX Short-Term Futures ETF	(426,304,544)	(45,320,517)
		ProShares VIX Mid-Term Futures ETF	(6,943,333)	(9,677,526)
		ProShares VIX Short-Term Futures ETF	(127,229,299)	(21,324,056)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(76,355,417)	45,434,288
		ProShares Ultra Bloomberg Natural Gas	(616,883,269)	658,027,300
		ProShares Ultra Gold	17,196,569	(32,888,484)
		ProShares Ultra Silver	64,662,300	(119,061,722)
		ProShares UltraShort Bloomberg Crude Oil	28,046,795	(8,229,852)
		ProShares UltraShort Bloomberg Natural Gas	48,736,428	(61,246,927)
		ProShares UltraShort Gold	(1,553,151)	2,758,921
		ProShares UltraShort Silver	1,113,596	5,650,294
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	78,291	(79,023)
		ProShares Ultra Yen	(770,142)	(1,348,109)
		ProShares UltraShort Euro	(1,045,942)	556,469
		ProShares UltraShort Yen	1,370,771	3,145,023

		Combined Trust	$(1,030,652,205)	$426,054,096

The Effect of Derivative Instruments on the Statement of Operations For the six months ended June 30, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$94,832,290	$12,836,824
		ProShares Ultra VIX Short-Term Futures ETF	(608,537,974)	(43,274,267)
		ProShares VIX Mid-Term Futures ETF	(22,764,053)	(5,086,991)
		ProShares VIX Short-Term Futures ETF	(173,326,001)	(20,176,064)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	9,425,010	(92,725,228)
		ProShares Ultra Bloomberg Natural Gas	(1,678,514,563)	605,037,663
		ProShares Ultra Gold	27,996,465	(22,177,368)
		ProShares Ultra Silver	35,918,436	(96,674,064)
		ProShares UltraShort Bloomberg Crude Oil	55,661,074	2,741,263
		ProShares UltraShort Bloomberg Natural Gas	232,145,072	(106,199,730)
		ProShares UltraShort Gold	(2,584,032)	2,103,219
		ProShares UltraShort Silver	3,827,219	4,467,058
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	358,570	(175,968)
		ProShares Ultra Yen	(1,068,950)	(1,842,176)
		ProShares UltraShort Euro	(2,453,253)	702,482
		ProShares UltraShort Yen	342,795	5,007,285

		Combined Trust:	$(2,028,741,895)	$244,563,938

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2024.

Fair Values of Derivative Instruments as of June 30, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$55,947,592	$—	$55,947,592	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	—	—	—	140,398	—	140,398
ProShares Ultra Gold
Swap agreements	—	—	—	6,552,657	—	6,552,657
ProShares Ultra Silver
Swap agreements	—	—	—	49,402,333	—	49,402,333
ProShares Ultra Yen
Foreign currency forward contracts	29,111	—	29,111	2,931,169	—	2,931,169
ProShares UltraShort Euro
Foreign currency forward contracts	937,816	—	937,816	17,867	—	17,867
ProShares UltraShort Gold
Swap agreements	408,700	—	408,700	—	—	—
ProShares UltraShort Silver
Swap agreements	3,476,663	—	3,476,663	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	3,371,091	—	3,371,091	214,997	—	214,997
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$12,016,665	$(12,016,665)	$—	$—
Goldman Sachs International	16,489,562	(16,489,562)	—	—
Morgan Stanley & Co. International PLC	5,009,308	(5,009,308)	—	—
Societe Generale	12,527,793	(12,527,793)	—	—
UBS AG	9,904,264	(9,904,264)	—	—
ProShares Ultra Euro
Goldman Sachs International	(61,066)	—	61,066	—
UBS AG	(79,332)	—	79,332	—
ProShares Ultra Gold
Citibank, N.A.	(2,813,616)	2,071,616	742,000	—
Goldman Sachs International	(1,336,379)	1,336,379	—	—
UBS AG	(2,402,662)	2,402,662	—	—
ProShares Ultra Silver
Citibank, N.A.	(21,980,835)	3,132,135	18,848,700	—
Goldman Sachs International	(1,935,532)	1,935,532	—	—
Morgan Stanley & Co. International PLC	(13,131,835)	13,131,835	—	—
UBS AG	(12,354,131)	12,354,131	—	—
ProShares Ultra Yen
Goldman Sachs International	(1,433,088)	—	1,433,088	—
UBS AG	(1,468,970)	—	1,468,970	—
ProShares UltraShort Euro
Goldman Sachs International	499,276	(430,882)	—	68,394
UBS AG	420,673	(356,181)	—	64,492
ProShares UltraShort Gold
Citibank, N.A.	94,178	—	—	94,178
Goldman Sachs International	123,607	—	—	123,607
UBS AG	190,915	(190,915)	—	—
ProShares UltraShort Silver
Citibank, N.A.	1,555,716	(1,555,716)	—	—
Goldman Sachs International	854,131	(854,131)	—	—
Morgan Stanley & Co. International PLC	117,766	—	—	117,766
UBS AG	949,050	(949,050)	—	—
ProShares UltraShort Yen
Goldman Sachs International	1,709,110	(1,662,941)	—	46,169
UBS AG	1,446,984	(1,432,711)	—	14,273

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

Transaction fees three and six months ended June 30, 2024 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Six Months Ended
Fund	June 30, 2024	June 30, 2024
ProShares Short VIX Short-Term Futures ETF	$23,362	$94,603
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	209,421	306,951
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	61,547	79,431
ProShares VIX Short-Term Futures ETF	32,107	64,452

Combined Trust:	$326,437	$545,437

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2024
For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2024	$56.38	$33.19	$13.13	$11.34	$71.99	$28.53
Net investment income (loss)	0.50	0.29	0.12	0.11	0.77	0.35
Net realized and unrealized gain (loss)#	4.47	0.03	2.34	(0.26)	4.55	8.56
Change in net asset value from operations	4.97	0.32	2.46	(0.15)	5.32	8.91
Net asset value, at June 30, 2024	$61.35	$33.51	$15.59	$11.19	$77.31	$37.44
Market value per share, at March 31, 2024 †	$56.37	$33.00	$12.86	$11.32	$72.26	$28.74
Market value per share, at June 30, 2024 †	$61.39	$33.50	$15.67	$11.17	$77.04	$37.09
Total Return, at net asset value^	8.8%	1.0%	18.7%	(1.3)%	7.4%	31.2%
Total Return, at market value^	8.9%	1.5%	21.9%	(1.3)%	6.6%	29.1%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	0.98%	1.54%	0.95%	0.96%	0.99%
Net investment income gain (loss)	3.49%	3.62%	3.04%	3.87%	3.94%	3.77%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at March 31, 2024	$31.46	$23.33	$15.92	$76.47	$30.97	$23.45
Net investment income (loss)	0.15	0.20	0.16	0.38	0.28	0.17
Net realized and unrealized gain (loss)#	(8.03)	(3.30)	(0.51)	(27.48)	0.61	(2.02)
Change in net asset value from operations	(7.88)	(3.10)	(0.35)	(27.10)	0.89	(1.85)
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$21.60
Market value per share, at March 31, 2024 †	$31.60	$23.35	$16.02	$78.35	$30.96	$23.38
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$21.67
Total Return, at net asset value^	(25.0)%	(13.3)%	(2.2)%	(35.4)%	2.9%	(7.9)%
Total Return, at market value^	(25.5)%	(13.1)%	(2.8)%	(37.2)%	2.8%	(7.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.84%	0.95%	1.04%	1.92%	0.95%	0.98%
Net investment income gain (loss)	2.17%	3.67%	3.89%	2.92%	3.54%	3.29%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2024	$16.82	$81.95	$15.85	$12.93
Net investment income (loss)	0.09	0.77	0.13	0.10
Net realized and unrealized gain (loss)#	(5.69)	12.54	(1.69)	(2.20)
Change in net asset value from operations	(5.60)	13.31	(1.56)	(2.10)
Net asset value, at June 30, 2024	$11.22	$95.26	$14.29	$10.83
Market value per share, at March 31, 2024 †	$16.71	$81.83	$15.85	$12.96
Market value per share, at June 30, 2024 †	$11.33	$95.11	$14.33	$10.85
Total Return, at net asset value^	(33.3)%	16.3%	(9.9)%	(16.2)%
Total Return, at market value^	(32.2)%	16.2%	(9.6)%	(16.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	1.19%	1.04%
Net investment income gain (loss)	3.04%	3.52%	3.73%	3.40%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended June 30, 2023
For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2023	$31.86	$26.53	$73.76	$11.49	$62.86	$31.10
Net investment income (loss)	0.23	0.14	0.28	0.09	0.47	0.20
Net realized and unrealized gain (loss)#	10.25	(2.93)	(4.56)	0.01	(4.97)	(4.26)
Change in net asset value from operations	10.48	(2.79)	(4.28)	0.10	(4.50)	(4.06)
Net asset value, at June 30, 2023	$42.34	$23.74	$69.48	$11.59	$58.36	$27.04
Market value per share, at March 31, 2023 †	$31.88	$26.47	$72.20	$11.49	$63.02	$31.23
Market value per share, at June 30, 2023 †	$42.34	$23.65	$68.99	$11.61	$58.24	$26.95
Total Return, at net asset value^	32.9%	(10.5)%	(5.8)%	0.9%	(7.2)%	(13.1)%
Total Return, at market value^	32.8%	(10.7)%	(4.5)%	1.0%	(7.6)%	(13.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.14%	1.00%	1.45%	0.95%	0.96%	1.00%
Net investment income gain (loss)	2.61%	2.20%	1.81%	3.27%	3.01%	2.61%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at March 31, 2023	$231.27	$33.05	$25.15	$35.56	$29.04	$26.88
Net investment income (loss)	0.73	0.26	0.19	0.22	0.24	0.22
Net realized and unrealized gain (loss)#	(139.58)	(5.91)	0.28	(8.25)	(0.18)	1.80
Change in net asset value from operations	(138.85)	(5.65)	0.47	(8.03)	0.06	2.02
Net asset value, at June 30, 2023	$92.42	$27.40	$25.62	$27.53	$29.10	$28.90
Market value per share, at March 31, 2023 †	$232.50	$33.02	$25.22	$36.21	$29.04	$26.84
Market value per share, at June 30, 2023 †	$92.45	$27.42	$25.70	$27.73	$29.11	$28.96
Total Return, at net asset value^	(60.0)%	(17.1)%	1.9%	(22.6)%	0.2%	7.5%
Total Return, at market value^	(60.2)%	(17.0)%	1.9%	(23.4)%	0.2%	7.9%
Ratios to Average Net Assets**
Expense ratio^^	1.55%	0.95%	1.11%	1.77%	0.95%	0.98%
Net investment income gain (loss)	1.84%	3.36%	3.01%	2.47%	3.36%	3.09%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

S
elected Data for a Share Outstanding Throughout the six months Ended June
 30, 2024
For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$28.55	$11.86	$63.83	$27.29
Net investment income (loss)	0.91	0.44	0.26	0.21	1.31	0.54
Net realized and unrealized gain (loss)#	8.75	6.79	(13.22)	(0.88)	12.17	9.61
Change in net asset value from operations	9.66	7.23	(12.96)	(0.67)	13.48	10.15
Net asset value, at June 30, 2024	$61.35	$33.51	$15.59	$11.19	$77.31	$37.44
Market value per share, at December 31, 2023 †	$51.70	$26.10	$28.44	$11.84	$63.87	$27.17
Market value per share, at June 30, 2024 †	$61.39	$33.50	$15.67	$11.17	$77.04	$37.09
Total Return, at net asset value^	18.7%	27.5%	(45.4)%	(5.6)%	21.1%	37.2%
Total Return, at market value^	18.7%	28.4%	(44.9)%	(5.7)%	20.6%	36.5%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	0.99%	1.51%	0.95%	0.97%	0.99%
Net investment income gain (loss)	3.28%	2.89%	2.89%	3.80%	3.70%	3.44%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$26.39
Net investment income (loss)	0.35	0.41	0.32	0.78	0.55	0.38
Net realized and unrealized gain (loss)#	(18.94)	(7.64)	(5.50)	0.54	2.15	(5.17)
Change in net asset value from operations	(18.59)	(7.23)	(5.18)	1.32	2.70	(4.79)
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$21.60
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$26.37
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$21.67
Total Return, at net asset value^	(44.1)%	(26.3)%	(25.0)%	2.8%	9.2%	(18.2)%
Total Return, at market value^	(44.2)%	(26.2)%	(25.5)%	2.0%	9.2%	(17.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.80%	0.95%	1.05%	1.93%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.64%	3.77%	2.92%	3.58%	3.26%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2023	$18.14	$68.88	$16.74	$15.50
Net investment income (loss)	0.21	1.47	0.27	0.22
Net realized and unrealized gain (loss)#	(7.13)	24.91	(2.72)	(4.89)
Change in net asset value from operations	(6.92)	26.38	(2.45)	(4.67)
Net asset value, at June 30, 2024	$11.22	$95.26	$14.29	$10.83
Market value per share, at December 31, 2023 †	$18.24	$68.94	$16.75	$15.51
Market value per share, at June 30, 2024 †	$11.33	$95.11	$14.33	$10.85
Total Return, at net asset value^	(38.2)%	38.3%	(14.6)%	(30.1)%
Total Return, at market value^	(37.9)%	38.0%	(14.5)%	(30.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	0.95%	1.15%	1.04%
Net investment income gain (loss)	3.01%	3.55%	3.63%	3.40%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the six months Ended June 30, 2023
For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$363.08	$11.27	$55.09	$31.75
Net investment income (loss)	0.41	0.27	0.81	0.17	0.86	0.39
Net realized and unrealized gain (loss)#	12.58	(6.79)	(294.41)	0.15	2.41	(5.10)
Change in net asset value from operations	12.99	(6.52)	(293.60)	0.32	3.27	(4.71)
Net asset value, at June 30, 2023	$42.34	$23.74	$69.48	$11.59	$58.36	$27.04
Market value per share, at December 31, 2022 †	$29.34	$30.31	$355.60	$11.26	$55.27	$32.00
Market value per share, at June 30, 2023 †	$42.34	$23.65	$68.99	$11.61	$58.24	$26.95
Total Return, at net asset value^	44.2%	(21.5)%	(80.9)%	2.9%	5.9%	(14.8)%
Total Return, at market value^	44.3%	(22.0)%	(80.6)%	3.1%	5.4%	(15.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.15%	1.00%	1.43%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.50%	2.12%	2.01%	3.04%	2.86%	2.65%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50	$29.46	$31.10
Net investment income (loss)	1.64	0.49	0.36	0.33	0.45	0.39
Net realized and unrealized gain (loss)#	(252.65)	(7.63)	1.33	13.70	(0.81)	(2.59)
Change in net asset value from operations	(251.01)	(7.14)	1.69	14.03	(0.36)	(2.20)
Net asset value, at June 30, 2023	$92.42	$27.40	$25.62	$27.53	$29.10	$28.90
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78	$29.45	$30.99
Market value per share, at June 30, 2023 †	$92.45	$27.42	$25.70	$27.73	$29.11	$28.96
Total Return, at net asset value^	(73.1)%	(20.7)%	7.1%	103.9%	(1.2)%	(7.1)%
Total Return, at market value^	(73.1)%	(20.7)%	7.8%	101.2%	(1.2)%	(6.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.56%	0.95%	1.09%	1.74%	0.95%	0.99%
Net investment income gain (loss)	1.66%	3.05%	2.92%	2.27%	3.08%	2.81%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
Each Geared Fund seeks to rebalance its portfolio on a daily basis. The time and manner in which a Geared Fund rebalances its portfolio may vary from day to day depending upon market conditions and other circumstances at the discretion of the Sponsor. If for any reason a Fund is unable to rebalance all or a portion of its portfolio, or if all or a portion of the portfolio is rebalanced incorrectly, the Fund’s investment exposure may not be consistent with the Fund’s investment objective. In these instances, the Fund may have investment exposure to its benchmark that is significantly greater or less than its stated multiple. As a result, the Fund may be more or less exposed to leverage risk than if it had been properly rebalanced and may not achieve its investment objective. Unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.
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
Additionally, geopolitical conflict, including, war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, the Israel-Hamas conflict, the Houthi movement’s attacks on marine vessels in the Red Sea, and the expansion of such conflicts in surrounding areas), sanctions, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
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
The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form
10-Q
for the period ended June 30, 2024, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
On March 20, 2024, the Trust issued a press release announcing a forward share split on ProShares Short VIX Short-Term Futures, ProShares UltraShort Bloomberg Natural Gas and a reverse share split on ProShares Ultra VIX Short-Term Futures. The Splits did not change the value of a shareholder’s investment. ProShares Short VIX Short-Term Futures executed a 2:1 Forward Split of its shares. ProShares UltraShort Bloomberg Natural Gas also executed a 2:1 Forward Split of its shares. The Forward Splits were effective at the market open on April 11, 2024, when the Funds begin trading at their post-Forward Split prices. The Forward Split decreased the price per share of each Funds with a proportionate increase in the number of its shares outstanding. ProShares Ultra VIX Short-Term Futures executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on April 11, 2024, when the Fund began trading at its post-Reverse Split price. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y755 for UVXY). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2024 and 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2024	Interest Income Three Months Ended June 30, 2023	Interest Income Six Months Ended June 30, 2024	Interest Income Six Months Ended June 30, 2023
ProShares Short VIX Short-Term Futures ETF	$3,457,223	$2,437,210	$6,766,508	$4,546,332
ProShares Ultra Bloomberg Crude Oil	6,506,199	5,878,092	11,516,649	11,886,000
ProShares Ultra Bloomberg Natural Gas	6,418,687	8,866,705	12,870,827	17,825,228
ProShares Ultra Euro	70,817	88,182	149,303	185,419
ProShares Ultra Gold	2,819,359	1,983,196	4,833,274	3,632,210
ProShares Ultra Silver	6,245,723	3,701,182	9,880,580	7,075,578
ProShares Ultra VIX Short-Term Futures ETF	2,335,823	4,750,595	5,094,065	9,167,250
ProShares Ultra Yen	483,557	114,980	853,811	235,098
ProShares UltraShort Bloomberg Crude Oil	2,290,280	1,560,028	4,533,047	3,563,237
ProShares UltraShort Bloomberg Natural Gas	1,577,496	1,344,889	2,924,574	2,531,641
ProShares UltraShort Euro	429,872	593,746	888,189	1,240,866
ProShares UltraShort Gold	176,727	184,052	319,930	316,614
ProShares UltraShort Silver	597,421	323,734	978,854	523,812
ProShares UltraShort Yen	456,243	255,354	771,660	459,554
ProShares VIX Mid-Term Futures ETF	1,106,849	650,585	1,622,013	1,298,505
ProShares VIX Short-Term Futures ETF	1,619,921	2,440,291	3,378,183	4,560,852
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of August 2, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2024.
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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$313,978,799	$295,340,393
NAV end of period	$298,712,515	$282,353,267
Percentage change in NAV	(4.9)%	(4.4)%
Shares outstanding beginning of period	5,568,614	9,268,614
Shares outstanding end of period	4,868,614	6,668,614
Percentage change in shares outstanding	(12.6)%	(28.1)%
Shares created	350,000	1,100,000
Shares redeemed	1,050,000	3,700,000
Per share NAV beginning of period	$56.38	$31.86
Per share NAV end of period	$61.35	$42.34
Percentage change in per share NAV	8.8%	32.9%
Percentage change in benchmark	(15.8)%	(44.4)%
Benchmark annualized volatility	41.2%	45.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,568,614 outstanding Shares at March 31, 2024 to 4,868,614 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,268,614 outstanding Shares at March 31, 2023 to 6,668,614 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.8% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 32.9% for the three months ended June 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 15.8% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 44.4% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$2,584,261	$1,696,752
Management fee	702,645	617,036
Brokerage commission	170,317	123,422
Net realized gain (loss)	26,761,918	65,202,331
Change in net unrealized appreciation (depreciation)	(4,167,221)	9,673,101
Net Income (loss)	$25,178,958	$76,572,184
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Short VIX Short-Term Futures.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$597,176,895	$811,668,456
NAV end of period	$527,486,095	$738,194,368
Percentage change in NAV	(11.7)%	(9.1)%
Shares outstanding beginning of period	17,993,096	30,593,096
Shares outstanding end of period	15,743,096	31,093,096
Percentage change in shares outstanding	(12.5)%	1.6%
Shares created	5,050,000	15,550,000
Shares redeemed	7,300,000	15,050,000
Per share NAV beginning of period	$33.19	$26.53
Per share NAV end of period	$33.51	$23.74
Percentage change in per share NAV	1.0%	(10.5)%
Percentage change in benchmark	0.5%	(4.4)%
Benchmark annualized volatility	17.4%	32.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 17,993,096 outstanding Shares at March 31, 2024 to 15,743,096 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 30,593,096 outstanding Shares at March 31, 2023 to 31,093,096 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.0% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 10.5% for the three months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.

The benchmark’s rise of 0.5% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 4.4% for the three months ended June 30, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$5,118,436	$4,038,791
Management fee	1,344,787	1,744,998
Brokerage commission	42,976	94,303
Net realized gain (loss)	6,957,617	(76,414,795)
Change in net unrealized appreciation (depreciation)	(738,826)	45,539,157
Net Income (loss)	$11,337,227	$(26,836,847)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of WTI Crude Oil during the three months ended June 30, 2024.
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$580,741,377	$1,139,983,773
NAV end of period	$540,643,821	$1,141,021,278
Percentage change in NAV	(6.9)%	0.1%
Shares outstanding beginning of period	44,218,544	15,454,376
Shares outstanding end of period	34,668,544	16,421,876
Percentage change in shares outstanding	(21.6)%	6.3%
Shares created	24,350,000	13,792,500
Shares redeemed	33,900,000	12,825,000
Per share NAV beginning of period	$13.13	$73.76
Per share NAV end of period	$15.59	$69.48
Percentage change in per share NAV	18.7%	(5.8)%
Percentage change in benchmark	13.9%	2.2%
Benchmark annualized volatility	53.0%	57.7%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 44,218,544 outstanding Shares at March 31, 2024 to 34,668,544 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 15,454,376 outstanding Shares at March 31, 2023 to 16,421,876 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.

For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.7% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 5.8% for the three months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 13.9% for the three months ended June 30, 2024, as compared to the benchmark’s rise of 2.2% for the three months ended June 30, 2023, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$4,256,254	$4,920,978
Management fee	1,323,880	2,588,571
Brokerage commission	785,377	1,145,371
Futures account fees	53,176	211,785
Net realized gain (loss)	211,772,181	(616,886,915)
Change in net unrealized appreciation (depreciation)	(60,263,391)	658,057,024
Net Income (loss)	$155,765,044	$46,091,087
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a greater increase in the value of Henry Hub Natural Gas during the three months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$6,804,048	$8,616,433
NAV end of period	$5,595,533	$7,535,435
Percentage change in NAV	(17.8)%	(12.5)%
Shares outstanding beginning of period	600,000	750,000
Shares outstanding end of period	500,000	650,000
Percentage change in shares outstanding	(16.7)%	(13.3)%
Shares created	—	—
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$11.34	$11.49
Per share NAV end of period	$11.19	$11.59
Percentage change in per share NAV	(1.3)%	0.9%
Percentage change in benchmark	(0.7)%	0.6%
Benchmark annualized volatility	5.5%	6.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at March 31, 2024 to 500,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 750,000 outstanding Shares at March 31, 2023 to 650,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.3% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 0.9% for the three months ended June 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 0.7% for the three months ended June 30, 2024, as compared to the benchmark’s rise of 0.6% for the three months ended June 30, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$56,873	$68,331
Management fee	13,944	19,851
Net realized gain (loss)	(219,350)	78,291
Change in net unrealized appreciation (depreciation)	62,167	(79,023)
Net Income (loss)	$(100,310)	$67,599
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2024.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$215,970,841	$201,161,529
NAV end of period	$216,456,025	$180,916,531
Percentage change in NAV	0.2%	(10.1)%
Shares outstanding beginning of period	3,000,000	3,200,000
Shares outstanding end of period	2,800,000	3,100,000
Percentage change in shares outstanding	(6.7)%	(3.1)%
Shares created	350,000	50,000
Shares redeemed	550,000	150,000
Per share NAV beginning of period	$71.99	$62.86
Per share NAV end of period	$77.31	$58.36
Percentage change in per share NAV	7.4%	(7.2)%
Percentage change in benchmark	4.9%	(2.5)%
Benchmark annualized volatility	16.8%	12.7%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 3,000,000 outstanding Shares at March 31, 2024 to 2,800,000 outstanding Shares at June 30, 2024. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,200,000 outstanding Shares at March 31, 2023 to 3,100,000 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.4% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 7.2% for the three months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 4.9% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 2.5% for the three months ended June 30, 2023, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$2,264,848	$1,502,010
Management fee	546,388	474,261
Brokerage commission	8,123	6,925
Net realized gain (loss)	31,567,821	17,168,107
Change in net unrealized appreciation (depreciation)	(17,226,689)	(32,854,842)
Net Income (loss)	$16,605,980	$(14,184,725)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of futures prices during the three months ended June 30, 2024.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$403,584,744	$429,115,334
NAV end of period	$570,829,521	$356,791,659
Percentage change in NAV	41.4%	(16.9)%
Shares outstanding beginning of period	14,146,526	13,796,526
Shares outstanding end of period	15,246,526	13,196,526
Percentage change in shares outstanding	7.8%	(4.3)%
Shares created	5,150,000	700,000
Shares redeemed	4,050,000	1,300,000
Per share NAV beginning of period	$28.53	$31.10
Per share NAV end of period	$37.44	$27.04
Percentage change in per share NAV	31.2%	(13.1)%
Percentage change in benchmark	17.8%	(5.1)%
Benchmark annualized volatility	38.5%	24.1%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 14,146,526 outstanding Shares at March 31, 2024 to 15,246,526 outstanding Shares at June 30, 2024. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part form a decrease from 13,796,526 outstanding Shares at March 31, 2023 to 13,196,526 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.2% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 13.1% for the three months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.

The benchmark’s rise of 17.8% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2023, can be attributed to an increase in the value of silver futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$4,944,726	$2,677,602
Management fee	1,244,817	976,505
Brokerage commission	56,180	47,075
Net realized gain (loss)	220,680,441	64,615,443
Change in net unrealized appreciation (depreciation)	(87,279,257)	(119,017,342)
Net Income (loss)	$138,345,910	$(51,724,297)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of futures prices during the three months ended June 30, 2024.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$278,240,649	$535,980,236
NAV end of period	$232,135,198	$387,764,059
Percentage change in NAV	(16.6)%	(27.7)%
Shares outstanding beginning of period	8,844,891	2,317,568
Shares outstanding end of period	9,843,643	4,195,568
Percentage change in shares outstanding	11.3%	81.0%
Shares created	7,030,000	2,588,000
Shares redeemed	6,031,248	710,000
Per share NAV beginning of period	$31.46	$231.27
Per share NAV end of period	$23.58	$92.42
Percentage change in per share NAV	(25.0)%	(60.0)%
Percentage change in benchmark	(15.8)%	(44.4)%
Benchmark annualized volatility	41.2%	45.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,844,891 outstanding Shares at March 31, 2024 to 9,843,643 outstanding Shares at June 30, 2024. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,317,568 outstanding Shares at March 31, 2023 to 4,195,568 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.0% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 60.0% for the three months ended June 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 15.8% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 44.4% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$1,263,439	$2,581,004
Management fee	553,814	1,330,081
Brokerage commission	454,606	712,511
Futures account fees	63,964	126,999
Net realized gain (loss)	(57,412,686)	(426,300,356)
Change in net unrealized appreciation (depreciation)	11,698,440	(45,315,177)
Net Income (loss)	$(44,450,807)	$(469,034,529)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a lesser decrease in the value of futures prices, during the three months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$41,994,545	$9,915,083
NAV end of period	$44,510,138	$12,330,974
Percentage change in NAV	6.0%	24.4%
Shares outstanding beginning of period	1,799,970	299,970
Shares outstanding end of period	2,199,970	449,970
Percentage change in shares outstanding	22.2%	50.0%
Shares created	500,000	150,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$23.33	$33.05
Per share NAV end of period	$20.23	$27.40
Percentage change in per share NAV	(13.3)%	(17.1)%
Percentage change in benchmark	(5.9)%	(8.0)%
Benchmark annualized volatility	9.0%	8.9%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,799,970 outstanding Shares at March 31, 2024 to 2,199,970 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 299,970 outstanding Shares at March 31, 2023 to 449,970 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.3% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 17.1% for the three months ended June 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 5.9% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 8.0% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$384,185	$89,650
Management fee	99,372	25,330
Net realized gain (loss)	(5,365,623)	(770,142)
Change in net unrealized appreciation (depreciation)	(842,412)	(1,348,109)
Net Income (loss)	$(5,823,850)	$(2,028,601)
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar in conjunction with an increase in average net assets, during the three months ended June 30, 2024.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$197,512,295	$144,762,563
NAV end of period	$177,620,038	$112,854,952
Percentage change in NAV	(10.1)%	(22.0)%
Shares outstanding beginning of period	12,405,220	5,755,220
Shares outstanding end of period	11,405,220	4,405,220
Percentage change in shares outstanding	(8.1)%	(23.5)%
Shares created	4,200,000	6,250,000
Shares redeemed	5,200,000	7,600,000
Per share NAV beginning of period	$15.92	$25.15
Per share NAV end of period	$15.57	$25.62
Percentage change in per share NAV	(2.2)%	1.9%
Percentage change in benchmark	0.5%	(4.4)%
Benchmark annualized volatility	17.4%	32.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,405,220 outstanding Shares at March 31, 2024 to 11,405,220 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,755,220 outstanding Shares at March 31, 2023 to 4,405,220 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.2% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 1.9% for the three months ended June 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 0.5% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 4.4% for the three months ended June 30, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$1,805,686	$1,140,772
Management fee	440,755	359,177
Brokerage commission	43,839	60,079
Net realized gain (loss)	(143,424)	28,034,524
Change in net unrealized appreciation (depreciation)	(1,552,095)	(8,216,608)
Net Income (loss)	$110,167	$20,958,688
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of WTI Crude Oil during the three months ended June 30, 2024.
ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$94,345,355	$146,981,760
NAV end of period	$147,292,427	$141,324,963
Percentage change in NAV	56.1%	(3.8)%
Shares outstanding beginning of period	1,233,712	4,133,712
Shares outstanding end of period	2,983,712	5,133,712
Percentage change in shares outstanding	141.8%	24.2%
Shares created	7,400,000	13,200,000
Shares redeemed	5,650,000	12,200,000
Per share NAV beginning of period	$76.47	$35.56
Per share NAV end of period	$49.37	$27.53
Percentage change in per share NAV	(35.4)%	(22.6)%
Percentage change in benchmark	13.9%	2.2%
Benchmark annualized volatility	53.0%	57.7%

During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,233,712 outstanding Shares at March 31, 2024 to 2,983,712 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 4,133,712 outstanding Shares at March 31, 2023 to 5,133,712 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 35.4% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 22.6% for the three months ended June 30, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 13.9% for the three months ended June 30, 2024, as compared to the benchmark’s rise of 2.2% for the three months ended June 30, 2023, can be attributed to a greater increase in the value of Henry Hub Natural Gas during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$951,460	$782,210
Management fee	310,060	302,274
Brokerage commission	304,998	233,647
Futures account fees	10,978	26,758
Net realized gain (loss)	(44,563,292)	48,737,843
Change in net unrealized appreciation (depreciation)	20,550,559	(61,250,100)
Net Income (loss)	$(23,061,273)	$(11,730,047)
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a greater increase in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$38,712,882	$59,537,260
NAV end of period	$38,226,983	$50,931,301
Percentage change in NAV	(1.3)%	(14.5)%
Shares outstanding beginning of period	1,250,000	2,050,000
Shares outstanding end of period	1,200,000	1,750,000
Percentage change in shares outstanding	(4.0)%	(14.6)%
Shares created	50,000	—
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$30.97	$29.04
Per share NAV end of period	$31.86	$29.10
Percentage change in per share NAV	2.9%	0.2%
Percentage change in benchmark	(0.7)%	0.6%
Benchmark annualized volatility	5.5%	6.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,250,000 outstanding Shares at March 31, 2024 to 1,200,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,050,000 outstanding Shares at March 31, 2023 to 1,750,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV also resulted in part from the timing of the shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 0.2% for the three months ended June 30, 2023, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 0.7% for the three months ended June 30, 2024, as compared to the benchmark’s rise of 0.6% for the three months ended June 30, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$338,894	$462,645
Management fee	90,978	131,101
Net realized gain (loss)	900,760	(1,045,942)
Change in net unrealized appreciation (depreciation)	(199,005)	556,469
Net Income (loss)	$1,040,649	$(26,828)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2024.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$15,170,884	$16,049,273
NAV end of period	$16,131,791	$15,809,378
Percentage change in NAV	6.3%	(1.5)%
Shares outstanding beginning of period	646,977	596,977
Shares outstanding end of period	746,977	546,977
Percentage change in shares outstanding	15.5%	(8.4)%
Shares created	450,000	300,000
Shares redeemed	350,000	350,000
Per share NAV beginning of period	$23.45	$26.88
Per share NAV end of period	$21.60	$28.90
Percentage change in per share NAV	(7.9)%	7.5%
Percentage change in benchmark	4.9%	(2.5)%
Benchmark annualized volatility	16.8%	12.7%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 646,977 outstanding Shares at March 31, 2024 to 746,977 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 596,977 outstanding Shares at March 31, 2023 to 546,977 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.

For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.9% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 4.9% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 2.5% for the three months ended June 30, 2023, can be attributed to an increase in the value of gold futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$136,135	$139,578
Management fee	39,309	42,869
Brokerage commission	1,283	1,605
Net realized gain (loss)	(2,516,474)	(1,553,151)
Change in net unrealized appreciation (depreciation)	1,264,436	2,758,921
Net Income (loss)	$(1,115,903)	$1,345,348
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2024.
ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$24,245,029	$20,335,691
NAV end of period	$76,198,743	$19,290,473
Percentage change in NAV	214.3%	(5.1)%
Shares outstanding beginning of period	1,441,329	1,091,329
Shares outstanding end of period	6,791,329	941,329
Percentage change in shares outstanding	371.2%	(13.7)%
Shares created	7,600,000	2,450,000
Shares redeemed	2,250,000	2,600,000
Per share NAV beginning of period	$16.82	$18.63
Per share NAV end of period	$11.22	$20.49
Percentage change in per share NAV	(33.3)%	10.0%
Percentage change in benchmark	17.8%	(5.1)%
Benchmark annualized volatility	38.5%	24.1%

During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,441,329 outstanding Shares at March 31, 2024 to 6,791,329 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,091,329 outstanding Shares at March 31, 2023 to 941,329 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.3% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 10.0% for the three months ended June 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s rise of 17.8% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2023, can be attributed to an increase in the value of the silver futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$444,517	$232,359
Management fee	139,041	82,417
Brokerage commission	13,863	8,958
Net realized gain (loss)	(16,070,138)	1,112,690
Change in net unrealized appreciation (depreciation)	4,902,824	5,650,294
Net Income (loss)	$(10,722,797)	$6,995,343
The Fund’s net income decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the value of futures prices during the three months ended June 30, 2024.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$32,662,223	$25,111,818
NAV end of period	$47,495,032	$27,077,656
Percentage change in NAV	45.4%	7.8%
Shares outstanding beginning of period	398,580	448,580
Shares outstanding end of period	498,580	398,580
Percentage change in shares outstanding	25.1%	(11.1)%
Shares created	200,000	250,000
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$81.95	$55.98
Per share NAV end of period	$95.26	$67.94
Percentage change in per share NAV	16.3%	21.4%
Percentage change in benchmark	(5.9)%	(8.0)%
Benchmark annualized volatility	9.0%	8.9%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 398,580 outstanding Shares at March 31, 2024 to 498,580 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 448,580 outstanding Shares at March 31, 2023 to 398,580 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.3% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 21.4% for the three months ended June 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 5.9% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 8.0% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$359,294	$197,175
Management fee	96,949	58,179
Net realized gain (loss)	4,417,569	1,370,771
Change in net unrealized appreciation (depreciation)	1,529,867	3,145,023
Net Income (loss)	$6,306,730	$4,712,969
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar, during the three months ended June 30, 2024.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$84,603,064	$67,306,087
NAV end of period	$33,401,452	$49,421,413
Percentage change in NAV	(60.5)%	(26.6)%
Shares outstanding beginning of period	5,337,403	2,512,403
Shares outstanding end of period	2,337,403	2,412,403
Percentage change in shares outstanding	(56.2)%	(4.0)%
Shares created	5,250,000	575,000
Shares redeemed	8,250,000	675,000
Per share NAV beginning of period	$15.85	$26.79
Per share NAV end of period	$14.29	$20.49
Percentage change in per share NAV	(9.9)%	(23.5)%
Percentage change in benchmark	(9.5)%	(23.1)%
Benchmark annualized volatility	19.6%	22.6%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,337,403 outstanding Shares at March 31, 2024 to 2,337,403 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,512,403 outstanding Shares at March 31, 2023 to 2,412,403 outstanding Shares at June 30, 2023.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.9% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 23.5% for the three months ended June 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.

The benchmark’s decline of 9.5% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 23.1% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$838,943	$492,463
Management fee	191,320	134,066
Brokerage commission	66,049	12,200
Futures account fees	10,537	11,856
Net realized gain (loss)	(8,949,418)	(6,943,333)
Change in net unrealized appreciation (depreciation)	1,095,379	(9,675,102)
Net Income (loss)	$(7,015,096)	$(16,125,972)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a lesser decrease in the value of the futures prices during the three months ended June 30, 2024.
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$162,936,051	$226,765,204
NAV end of period	$148,420,028	$230,227,830
Percentage change in NAV	(8.9)%	1.5%
Shares outstanding beginning of period	12,600,947	5,021,565
Shares outstanding end of period	13,700,947	9,226,565
Percentage change in shares outstanding	8.7%	83.7%
Shares created	3,700,000	4,460,000
Shares redeemed	2,600,000	255,000
Per share NAV beginning of period	$12.93	$45.16
Per share NAV end of period	$10.83	$24.95
Percentage change in per share NAV	(16.2)%	(44.8)%
Percentage change in benchmark	(15.8)%	(44.4)%
Benchmark annualized volatility	41.2%	45.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 12,600,947 outstanding Shares at March 31, 2024 to 13,700,947 outstanding Shares at June 30, 2024. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 5,021,565 outstanding Shares at March 31, 2023 to 9,226,565 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.2% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 44.8% for the three months ended June 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
The benchmark’s decline of 15.8% for the three months ended June 30, 2024, as compared to the benchmark’s decline of 44.4% for the three months ended June 30, 2023, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net investment income (loss)	$1,239,189	$1,765,342
Management fee	310,061	530,826
Brokerage commission	39,404	95,391
Futures account fees	31,267	48,732
Net realized gain (loss)	(27,512,354)	(127,239,912)
Change in net unrealized appreciation (depreciation)	4,022,209	(21,303,253)
Net Income (loss)	$(22,250,956)	$(146,777,823)
The Fund’s net income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a lesser decrease in the value of the futures prices, during the three months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$267,184,359	$339,591,638
NAV end of period	$298,712,515	$282,353,267
Percentage change in NAV	11.8%	(16.9)%
Shares outstanding beginning of period	5,168,614	11,568,614
Shares outstanding end of period	4,868,614	6,668,614
Percentage change in shares outstanding	(5.8)%	(42.4)%
Shares created	2,750,000	6,000,000
Shares redeemed	3,050,000	10,900,000
Per share NAV beginning of period	$51.69	$29.35
Per share NAV end of period	$61.35	$42.34
Percentage change in per share NAV	18.7%	44.2%
Percentage change in benchmark	(29.4)%	(55.7)%
Benchmark annualized volatility	40.3%	58.0%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 5,168,614 outstanding Shares at December 31, 2023 to 4,868,614 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,568,614 outstanding Shares at December 31, 2022 to 6,668,614 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.7% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 44.2% for the six months ended June 30, 2023, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 29.4% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 55.7% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$4,981,551	$3,113,594
Management fee	1,443,041	1,182,813
Brokerage commission	341,916	249,925
Net realized gain (loss)	55,276,535	94,806,479
Change in net unrealized appreciation (depreciation)	(8,822,042)	12,828,278
Net Income (loss)	$51,436,044	$110,748,351
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of futures prices during the six months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Short VIX Short-Term Futures.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$652,793,437	$859,094,274
NAV end of period	$527,486,095	$738,194,368
Percentage change in NAV	(19.2)%	(14.1)%
Shares outstanding beginning of period	24,843,096	28,393,096
Shares outstanding end of period	15,743,096	31,093,096
Percentage change in shares outstanding	(36.6)%	9.5%
Shares created	9,100,000	34,650,000
Shares redeemed	18,200,000	31,950,000
Per share NAV beginning of period	$26.28	$30.26
Per share NAV end of period	$33.51	$23.74
Percentage change in per share NAV	27.5%	(21.5)%
Percentage change in benchmark	13.3%	(9.5)%
Benchmark annualized volatility	19.5%	31.7%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 15,743,096 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 28,393,096 outstanding Shares at December 31, 2022 to 31,093,096 outstanding Shares at June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 27.5% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 21.5% for the six months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.

The benchmark’s rise of 13.3% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 9.5% for the six months ended June 30, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$8,590,065	$8,077,737
Management fee	2,821,804	3,619,616
Brokerage commission	104,780	188,647
Net realized gain (loss)	100,088,722	9,365,632
Change in net unrealized appreciation (depreciation)	54,345,016	(92,671,285)
Net Income (loss)	$163,023,803	$(75,227,916)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in the value of WTI Crude Oil during the six months ended June 30, 2024.

ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$540,643,821	$1,141,021,278
Percentage change in NAV	(25.9)%	94.7%
Shares outstanding beginning of period	25,568,544	1,614,376
Shares outstanding end of period	34,668,544	16,421,876
Percentage change in shares outstanding	35.6%	917.2%
Shares created	64,450,000	32,765,000
Shares redeemed	55,350,000	17,957,500
Per share NAV beginning of period	$28.55	$363.08
Per share NAV end of period	$15.59	$69.48
Percentage change in per share NAV	(45.4)%	(80.9)%
Percentage change in benchmark	(18.8)%	(49.3)%
Benchmark annualized volatility	55.3%	69.2%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 25,568,544 outstanding Shares at December 31, 2023 to 34,668,544 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,614,376 outstanding Shares at December 31, 2022 to 16,421,876 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.4% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 80.9% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 18.8% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 49.3% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$8,466,890	$10,410,619
Management fee	2,773,307	4,916,981
Brokerage commission	1,488,469	2,098,150
Futures account fees	142,161	399,478
Net realized gain (loss)	(30,408,733)	(1,678,521,779)
Change in net unrealized appreciation (depreciation)	(196,656,346)	605,047,334
Net Income (loss)	$(218,598,189)	$(1,063,063,826)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$7,114,015	$10,704,662
NAV end of period	$5,595,533	$7,535,435
Percentage change in NAV	(21.3)%	(29.6)%
Shares outstanding beginning of period	600,000	950,000
Shares outstanding end of period	500,000	650,000
Percentage change in shares outstanding	(16.7)%	(31.6)%
Shares created	100,000	200,000
Shares redeemed	200,000	500,000
Per share NAV beginning of period	$11.86	$11.27
Per share NAV end of period	$11.19	$11.59
Percentage change in per share NAV	(5.6)%	2.9%
Percentage change in benchmark	(3.0)%	1.9%
Benchmark annualized volatility	5.2%	8.0%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at December 31, 2023 to 500,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 650,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.6% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 2.9% for the six months ended June 30, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 3.0% for the six months ended June 30, 2024, as compared to the benchmark’s rise of 1.9% for the six months ended June 30, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$119,424	$141,322
Management fee	29,879	44,097
Net realized gain (loss)	(74,776)	358,570
Change in net unrealized appreciation (depreciation)	(447,347)	(175,968)
Net Income (loss)	$(402,699)	$323,924
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2024.
ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$191,502,023	$173,524,136
NAV end of period	$216,456,025	$180,916,531
Percentage change in NAV	13.0%	4.3%
Shares outstanding beginning of period	3,000,000	3,150,000
Shares outstanding end of period	2,800,000	3,100,000
Percentage change in shares outstanding	(6.7)%	(1.6)%
Shares created	800,000	450,000
Shares redeemed	1,000,000	500,000
Per share NAV beginning of period	$63.83	$55.09
Per share NAV end of period	$77.31	$58.36
Percentage change in per share NAV	21.1%	5.9%
Percentage change in benchmark	12.7%	5.4%
Benchmark annualized volatility	14.3%	14.3%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 3,000,000 outstanding Shares at December 31, 2023 to 2,800,000 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 3,100,000 outstanding Shares at June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.1% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 5.9% for the six months ended June 30, 2023, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s rise of 12.7% for the six months ended June 30, 2024, as compared to the benchmark’s rise of 5.4% for the six months ended June 30, 2023, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$3,832,287	$2,715,295
Management fee	982,991	901,375
Brokerage commission	17,996	15,540
Net realized gain (loss)	50,042,103	27,968,003
Change in net unrealized appreciation (depreciation)	(14,505,497)	(22,166,463)
Net Income (loss)	$39,368,893	$8,516,835
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a greater increase in the value of gold futures contracts during the six months ended June 30, 2024.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$390,146,373	$414,285,878
NAV end of period	$570,829,521	$356,791,659
Percentage change in NAV	46.3%	(13.9)%
Shares outstanding beginning of period	14,296,526	13,046,526
Shares outstanding end of period	15,246,526	13,196,526
Percentage change in shares outstanding	6.6%	1.1%
Shares created	7,450,000	2,600,000
Shares redeemed	6,500,000	2,450,000
Per share NAV beginning of period	$27.29	$31.75
Per share NAV end of period	$37.44	$27.04
Percentage change in per share NAV	37.2%	(14.8)%
Percentage change in benchmark	22.3%	(4.4)%
Benchmark annualized volatility	31.2%	25.8%

During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 15,246,526 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,196,526 outstanding Shares at June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.2% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 14.8% for the six months ended June 30, 2023, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s rise of 22.3% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 4.4% for the six months ended June 30, 2023, can be attributed to an increase in the value of silver futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$7,677,640	$5,153,877
Management fee	2,118,718	1,848,064
Brokerage commission	84,222	73,637
Net realized gain (loss)	216,214,526	35,871,579
Change in net unrealized appreciation (depreciation)	(65,670,658)	(96,665,222)
Net Income (loss)	$158,221,508	$(55,639,766)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in the value of futures prices during the six months ended June 30, 2024.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$232,135,198	$387,764,059
Percentage change in NAV	(33.4)%	(39.3)%
Shares outstanding beginning of period	8,264,891	1,861,568
Shares outstanding end of period	9,843,643	4,195,568
Percentage change in shares outstanding	19.1%	125.4%
Shares created	9,850,000	4,262,000
Shares redeemed	8,271,248	1,928,000
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$23.58	$92.42
Percentage change in per share NAV	(44.1)%	(73.1)%
Percentage change in benchmark	(29.4)%	(55.7)%
Benchmark annualized volatility	40.3%	58.0%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,891 outstanding Shares at December 31, 2023 to 9,843,643 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 4,195,568 outstanding Shares at June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.1% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 73.1% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 29.4% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 55.7% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$2,781,434	$4,722,827
Management fee	1,221,345	2,703,851
Brokerage commission	941,152	1,490,212
Futures account fees	150,134	250,360
Net realized gain (loss)	(148,405,278)	(608,541,564)
Change in net unrealized appreciation (depreciation)	24,979,009	(43,277,650)
Net Income (loss)	$(120,644,835)	$(647,096,387)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of futures prices during the six months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$30,205,770	$13,814,796
NAV end of period	$44,510,138	$12,330,974
Percentage change in NAV	47.4%	(10.7)%
Shares outstanding beginning of period	1,099,970	399,970
Shares outstanding end of period	2,199,970	449,970
Percentage change in shares outstanding	100.0%	12.5%
Shares created	1,300,000	200,000
Shares redeemed	200,000	150,000
Per share NAV beginning of period	$27.46	$34.54
Per share NAV end of period	$20.23	$27.40
Percentage change in per share NAV	(26.3)%	(20.7)%
Percentage change in benchmark	(12.4)%	(9.0)%
Benchmark annualized volatility	8.4%	10.8%

During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,199,970 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 399,970 outstanding Shares at December 31, 2022 to 449,970 outstanding.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.3% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 20.7% for the six months ended June 30, 2023, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 12.4% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 9.0% for the six months ended June 30, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$677,203	$179,208
Management fee	176,608	55,890
Net realized gain (loss)	(7,397,198)	(1,068,950)
Change in net unrealized appreciation (depreciation)	(4,421,343)	(1,842,176)
Net Income (loss)	$(11,141,338)	$(2,731,918)
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar, in conjunction with a significant increase in average shares outstanding during the six months ended June 30, 2024.

ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$188,963,592	$222,697,337
NAV end of period	$177,620,038	$112,854,952
Percentage change in NAV	(6.0)%	(49.3)%
Shares outstanding beginning of period	9,105,220	9,305,220
Shares outstanding end of period	11,405,220	4,405,220
Percentage change in shares outstanding	25.3%	(52.7)%
Shares created	12,650,000	11,550,000
Shares redeemed	10,350,000	16,450,000
Per share NAV beginning of period	$20.75	$23.93
Per share NAV end of period	$15.57	$25.62
Percentage change in per share NAV	(25.0)%	7.1%
Percentage change in benchmark	13.3%	(9.5)%
Benchmark annualized volatility	19.5%	31.7%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The decrease in the Fund’s NAV was offset by an increase from 9,105,220 outstanding Shares at December 31, 2023 to 11,405,220 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 4,405,220 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.0% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 7.1% for the six months ended June 30, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s rise of 13.3% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 9.5% for the six months ended June 30, 2023, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$3,542,907	$2,593,344
Management fee	892,340	844,057
Brokerage commission	97,800	125,836
Net realized gain (loss)	(12,652,246)	55,649,291
Change in net unrealized appreciation (depreciation)	(36,001,228)	2,739,622
Net Income (loss)	$(45,110,567)	$60,982,257
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in the value of WTI Crude Oil, during the six months ended June 30, 2024.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$140,963,092	$134,109,520
NAV end of period	$147,292,427	$141,324,963
Percentage change in NAV	4.5%	5.4%
Shares outstanding beginning of period	2,933,712	9,933,712
Shares outstanding end of period	2,983,712	5,133,712
Percentage change in shares outstanding	1.7%	(48.3)%
Shares created	14,000,000	27,700,000
Shares redeemed	13,950,000	32,500,000
Per share NAV beginning of period	$48.05	$13.50
Per share NAV end of period	$49.37	$27.53
Percentage change in per share NAV	2.8%	103.9%
Percentage change in benchmark	(18.8)%	(49.3)%
Benchmark annualized volatility	55.3%	69.2%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,933,712 outstanding Shares at December 31, 2023 to 2,983,712 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV was offset by a decrease from 9,933,712 outstanding Shares at December 31, 2022 to 5,133,712 outstanding Shares at June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.8% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 103.9% for the six months ended June 30, 2023, was primarily due to lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 18.8% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 49.3% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$1,758,807	$1,432,850
Management fee	572,504	599,136
Brokerage commission	566,252	443,288
Futures account fees	27,011	56,367
Net realized gain (loss)	89,322	232,143,809
Change in net unrealized appreciation (depreciation)	44,377,047	(106,209,898)
Net Income (loss)	$46,225,176	$127,366,761
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$39,367,550	$75,113,179
NAV end of period	$38,226,983	$50,931,301
Percentage change in NAV	(2.9)%	(32.2)%
Shares outstanding beginning of period	1,350,000	2,550,000
Shares outstanding end of period	1,200,000	1,750,000
Percentage change in shares outstanding	(11.1)%	(31.4)%
Shares created	50,000	100,000
Shares redeemed	200,000	900,000
Per share NAV beginning of period	$29.16	$29.46
Per share NAV end of period	$31.86	$29.10
Percentage change in per share NAV	9.2%	(1.2)%
Percentage change in benchmark	(3.0)%	1.9%
Benchmark annualized volatility	5.2%	8.0%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,200,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,750,000 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.2% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 1.2% for the six months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 3.0% for the six months ended June 30, 2024, as compared to the benchmark’s rise of 1.9% for the six months ended June 30, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$701,961	$948,197
Management fee	186,228	292,669
Net realized gain (loss)	(38,460)	(2,453,253)
Change in net unrealized appreciation (depreciation)	2,768,728	697,680
Net Income (loss)	$3,432,229	$(807,376)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2024.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$11,795,779	$15,456,037
NAV end of period	$16,131,791	$15,809,378
Percentage change in NAV	36.8%	2.3%
Shares outstanding beginning of period	446,977	496,977
Shares outstanding end of period	746,977	546,977
Percentage change in shares outstanding	67.1%	10.1%
Shares created	650,000	600,000
Shares redeemed	350,000	550,000
Per share NAV beginning of period	$26.39	$31.10
Per share NAV end of period	$21.60	$28.90
Percentage change in per share NAV	(18.2)%	(7.1)%
Percentage change in benchmark	12.7%	5.4%
Benchmark annualized volatility	14.3%	14.3%

During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at December 31, 2023 to 746,977 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 496,977 outstanding Shares at December 31, 2022 to 546,977 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.2% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 7.1% for the six months ended June 30, 2023, was primarily due to greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s rise of 12.7% for the six months ended June 30, 2024, as compared to the benchmark’s rise of 5.4% for the six months ended June 30, 2023, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$246,002	$234,406
Management fee	71,710	79,242
Brokerage commission	2,218	2,966
Net realized gain (loss)	(3,914,287)	(2,584,032)
Change in net unrealized appreciation (depreciation)	919,857	2,103,219
Net Income (loss)	$(2,748,428)	$(246,407)
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a greater increase in the value of the futures prices during the six months ended June 30, 2024.

ProShares UltraShort Silver
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$76,198,743	$19,290,473
Percentage change in NAV	17.0%	(39.6)%
Shares outstanding beginning of period	3,591,329	1,641,329
Shares outstanding end of period	6,791,329	941,329
Percentage change in shares outstanding	89.1%	(42.6)%
Shares created	9,000,000	3,100,000
Shares redeemed	5,800,000	3,800,000
Per share NAV beginning of period	$18.14	$19.46
Per share NAV end of period	$11.22	$20.49
Percentage change in per share NAV	(38.2)%	5.3%
Percentage change in benchmark	22.3%	(4.4)%
Benchmark annualized volatility	31.2%	25.8%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 3,591,329 outstanding Shares at December 31, 2023 to 6,791,329 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,641,329 outstanding Shares at December 31, 2022 to 941,329 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.2% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 5.3% for the six months ended June 30, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s rise of 22.3% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 4.4% for the six months ended June 30, 2023, can be attributed to an increase in the value of the silver futures contracts during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$728,788	$366,566
Management fee	230,179	142,585
Brokerage commission	19,887	14,661
Net realized gain (loss)	(10,290,118)	3,826,313
Change in net unrealized appreciation (depreciation)	3,484,222	4,467,058
Net Income (loss)	$(6,077,108)	$8,659,937
The Fund’s net income decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in the value of futures prices during the six months ended June 30, 2024.

ProShares UltraShort Yen
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$47,495,032	$27,077,656
Percentage change in NAV	97.8%	26.5%
Shares outstanding beginning of period	348,580	398,580
Shares outstanding end of period	498,580	398,580
Percentage change in shares outstanding	43.0%	–%
Shares created	300,000	450,000
Shares redeemed	150,000	450,000
Per share NAV beginning of period	$68.88	$53.68
Per share NAV end of period	$95.26	$67.94
Percentage change in per share NAV	38.3%	26.6%
Percentage change in benchmark	(12.4)%	(9.0)%
Benchmark annualized volatility	8.4%	10.8%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 348,580 outstanding Shares at December 31, 2023 to 498,580 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31,2022 to June 30, 2023.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 38.3% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 26.6% for the six months ended June 30, 2023, was primarily due to greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.

The benchmark’s decline of 12.4% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 9.0% for the six months ended June 30, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$608,578	$350,563
Management fee	163,082	108,991
Net realized gain (loss)	6,126,381	342,795
Change in net unrealized appreciation (depreciation)	4,468,019	5,004,524
Net Income (loss)	$11,202,978	$5,697,882
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2024.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$37,866,143	$84,014,959
NAV end of period	$33,401,452	$49,421,413
Percentage change in NAV	(11.8)%	(41.2)%
Shares outstanding beginning of period	2,262,403	2,762,403
Shares outstanding end of period	2,337,403	2,412,403
Percentage change in shares outstanding	3.3%	(12.7)%
Shares created	8,625,000	850,000
Shares redeemed	8,550,000	1,200,000
Per share NAV beginning of period	$16.74	$30.41
Per share NAV end of period	$14.29	$20.49
Percentage change in per share NAV	(14.6)%	(32.6)%
Percentage change in benchmark	(13.8)%	(31.9)%
Benchmark annualized volatility	19.3%	30.2%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,262,403 outstanding Shares at December 31, 2023 to 2,337,403 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,412,403 outstanding Shares at June 30, 2023.

For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.6% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 32.6% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 13.8% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 31.9% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$1,231,053	$969,651
Management fee	288,207	284,189
Brokerage commission	86,212	21,369
Futures account fees	16,541	23,296
Net realized gain (loss)	(15,054,609)	(22,764,053)
Change in net unrealized appreciation (depreciation)	3,885,170	(5,092,642)
Net Income (loss)	$(9,938,386)	$(26,887,044)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of the futures prices during the six months ended June 30, 2024.
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$148,420,028	$230,227,830
Percentage change in NAV	(5.7)%	(13.6)%
Shares outstanding beginning of period	10,150,947	4,676,565
Shares outstanding end of period	13,700,947	9,226,565
Percentage change in shares outstanding	35.0%	97.3%
Shares created	7,500,000	6,760,000
Shares redeemed	3,950,000	2,210,000
Per share NAV beginning of period	$15.50	$57.00
Per share NAV end of period	$10.83	$24.95
Percentage change in per share NAV	(30.1)%	(56.2)%
Percentage change in benchmark	(29.4)%	(55.7)%
Benchmark annualized volatility	40.3%	58.0%

During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 10,150,947 outstanding Shares at December 31, 2023 to 13,700,947 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,676,565 outstanding Shares at December 31, 2022 to 9,226,565 outstanding Shares at June 30, 2023
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.1% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 56.2% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
The benchmark’s decline of 29.4% for the six months ended June 30, 2024, as compared to the benchmark’s decline of 55.7% for the six months ended June 30, 2023, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net investment income (loss)	$2,587,545	$3,221,259
Management fee	646,437	1,048,314
Brokerage commission	79,663	191,888
Futures account fees	64,538	99,391
Net realized gain (loss)	(59,266,488)	(173,336,606)
Change in net unrealized appreciation (depreciation)	6,991,389	(20,173,227)
Net Income (loss)	$(49,687,554)	$(190,288,574)
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a lesser decrease in the value of the futures prices during the six months ended June 30, 2024.

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
The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2024 and 2023, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of June 30, 2024 and 2023, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2024	5,997	$14.02	1,000	$(84,094,732)
VIX Futures (Cboe)	Short	August 2024	4,360	14.94	1,000	(65,139,272)

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2023	5,241	$15.01	1,000	$(78,672,651)
VIX Futures (Cboe)	Short	August 2023	3,810	16.40	1,000	(62,485,143)
The June 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of June 30, 2024 and 2023, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2024	713	$80.64	1,000	$57,496,320
WTI Crude Oil (NYMEX)	Long	December 2024	757	78.34	1,000	59,303,380
WTI Crude Oil (NYMEX)	Long	June 2025	783	75.26	1,000	58,928,580

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$92.4892	$188,892,450
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	92.4892	259,202,833
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	92.4892	78,742,345
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	92.4892	196,752,460
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	92.4892	155,618,166

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2023	2,315	$70.78	1,000	$163,855,700
WTI Crude Oil (NYMEX)	Long	December 2023	2,393	70.40	1,000	168,467,200
WTI Crude Oil (NYMEX)	Long	June 2024	2,478	69.02	1,000	171,031,560

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$76.6109	$172,685,565
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	76.6109	214,703,580
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	76.6109	179,707,950
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	76.6109	162,974,521
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	76.6109	242,623,120
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2024 and 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of June 30, 2024 and 2023, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts linked to the Bloomberg Natural Gas Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2024	41,612	$2.60	10,000	$1,081,079,760

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2023	71,349	$2.77	10,000	$1,979,221,260
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:
As of June 30, 2024 and 2023, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/24	4,686,921	1.0846	$5,083,455
Euro	UBS AG	Long	07/12/24	5,951,502	1.0849	6,456,765
Euro	UBS AG	Short	07/12/24	(193,000)	1.0713	(206,764)

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/14/23	7,784,921	1.0754	$8,372,037
Euro	UBS AG	Long	07/14/23	7,204,502	1.0765	7,755,419
Euro	Goldman Sachs International	Short	07/14/23	(93,000)	1.0899	(101,361)
Euro	UBS AG	Short	07/14/23	(1,152,000)	1.0907	(1,256,509)
The June 30, 2024 and 2023 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of June 30, 2024 and 2023 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2024	582	$2,339.60	100	$136,164,720

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$230.1139	$127,422,794
Bloomberg Gold Subindex	Goldman Sachs International	Long	230.1139	60,521,797
Bloomberg Gold Subindex	UBS AG	Long	230.1139	108,811,563

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2023	530	$1,929.40	100	$102,258,200

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$201.2774	$111,454,930
Bloomberg Gold Subindex	Goldman Sachs International	Long	201.2774	52,937,566
Bloomberg Gold Subindex	UBS AG	Long	201.2774	95,175,948
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of June 30, 2024 and 2023 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2024	3,130	$29.56	5,000	$462,614,000

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$240.0401	$302,102,674
Bloomberg Silver Subindex	Goldman Sachs International	Long	240.0401	26,589,962
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	240.0401	180,402,617
Bloomberg Silver Subindex	UBS AG	Long	240.0401	169,794,092

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2023	2,047	$23.02	5,000	$235,609,700

Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$198.4659	$166,412,438
Bloomberg Silver Subindex	Goldman Sachs International	Long	198.4659	21,984,663
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	198.4659	149,157,444
Bloomberg Silver Subindex	UBS AG	Long	198.4659	140,386,283
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2024 and 2023 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of June 30, 2024 and 2023, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	13,989	$14.02	1,000	$196,164,949
VIX Futures (Cboe)	Long	August 2024	10,175	14.94	1,000	152,016,535

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	21,591	$15.01	1,000	$324,102,501
VIX Futures (Cboe)	Long	August 2023	15,704	16.40	1,000	257,550,311
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:
As of June 30, 2024 and 2023, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/24	6,727,184,056	0.006440	$43,324,400
Yen	UBS AG	Long	07/12/24	7,961,290,856	0.006415	51,074,385
Yen	UBS AG	Short	07/12/24	(384,862,000)	0.006303	(2,425,712)

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/14/23	1,507,359,517	0.007217	$10,877,886
Yen	UBS AG	Long	07/14/23	2,188,352,856	0.007161	15,670,467
Yen	Goldman Sachs International	Short	07/14/23	(1,461)	0.006844	(10)
Yen	UBS AG	Short	07/14/23	(158,537,000)	0.007066	(1,120,148)
The June 30, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of June 30, 2024 and 2023, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2024	1,443	$80.64	1,000	$(116,363,520)
WTI Crude Oil (NYMEX)	Short	December 2024	1,526	78.34	1,000	(119,546,840)
WTI Crude Oil (NYMEX)	Short	June 2025	1,585	75.26	1,000	(119,287,100)

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2023	1,038	$70.78	1,000	$(73,469,640)
WTI Crude Oil (NYMEX)	Short	December 2023	1,073	70.40	1,000	(75,539,200)
WTI Crude Oil (NYMEX)	Short	June 2024	1,111	69.02	1,000	(76,681,220)
The June 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Natural Gas:
As of June 30, 2024 and 2023, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2024	11,339	$2.60	10,000	$(294,587,220)

Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2023	10,189	$2.77	10,000	$(282,642,860)

The June 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Euro:
As of June 30, 2024 and 2023, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/24	828,000	1.0744	$889,628
Euro	UBS AG	Long	07/12/24	2,335,000	1.0782	2,517,632
Euro	Goldman Sachs International	Short	07/12/24	(38,212,263)	1.0847	(41,448,956)
Euro	UBS AG	Short	07/12/24	(36,370,199)	1.0836	(39,409,584)

Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/14/23	4,446,000	1.1002	$4,891,387
Euro	UBS AG	Long	07/14/23	12,460,000	1.0897	13,577,549
Euro	Goldman Sachs International	Short	07/14/23	(51,941,263)	1.0759	(55,884,697)
Euro	UBS AG	Short	07/14/23	(58,308,199)	1.0763	(62,758,994)
The June 30, 2024 and 2023 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of June 30, 2024 and 2023 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2024	58	$2,339.60	100	$(13,569,680)
Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$230.1139	$(4,325,519)
Bloomberg Gold Subindex	Goldman Sachs International	Short	230.1139	(5,669,086)
Bloomberg Gold Subindex	UBS AG	Short	230.1139	(8,768,527)
Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2023	79	$1,929.40	100	$(15,242,260)
Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$201.2774	$(3,783,471)
Bloomberg Gold Subindex	Goldman Sachs International	Short	201.2774	(4,958,670)
Bloomberg Gold Subindex	UBS AG	Short	201.2774	(7,669,707)
The June 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of June 30, 2024 and 2023 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2024	706	$29.56	5,000	$(104,346,800)
Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$240.0401	$(21,477,041)
Bloomberg Silver Subindex	Goldman Sachs International	Short	240.0401	(11,791,490)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	240.0401	(1,626,512)
Bloomberg Silver Subindex	UBS AG	Short	240.0401	(13,101,894)
Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2023	139	$23.02	5,000	$(15,998,900)
Swap Agreements as of June 30, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$198.4659	$(2,676,258)
Bloomberg Silver Subindex	Goldman Sachs International	Short	198.4659	(9,749,240)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	198.4659	(7,708,614)
Bloomberg Silver Subindex	UBS AG	Short	198.4659	(2,464,968)
The June 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of June 30, 2024 and 2023, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/12/24	1,368,727,000	0.006384	$8,738,292
Yen	Goldman Sachs International	Short	07/12/24	(8,022,884,165)	0.006440	(51,668,966)
Yen	UBS AG	Short	07/12/24	(8,533,259,574)	0.006422	(54,800,030)
Foreign Currency Forward Contracts as of June 30, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/14/23	1,228,677,000	0.007157	$8,793,482
Yen	Goldman Sachs International	Short	07/14/23	(3,428,392,165)	0.007206	(24,704,991)
Yen	UBS AG	Short	07/14/23	(5,596,567,574)	0.007187	(40,224,318)
The June 30, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of June 30, 2024 and 2023, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2024 and 2023, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	367	$18.18	1,000	$6,671,142
VIX Futures (Cboe)	Long	November 2024	633	17.33	1,000	10,966,725
VIX Futures (Cboe)	Long	December 2024	633	17.30	1,000	10,951,280
VIX Futures (Cboe)	Long	January 2025	267	17.95	1,000	4,792,650
Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	501	$18.35	1,000	$9,192,799
VIX Futures (Cboe)	Long	November 2023	865	18.85	1,000	16,305,250
VIX Futures (Cboe)	Long	December 2023	865	19.15	1,000	16,564,750
VIX Futures (Cboe)	Long	January 2024	364	20.20	1,000	7,352,800

The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of June 30, 2024 and 2023, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2024 and 2023, which were sensitive to equity market volatility risk.
Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	5,961	$14.02	1,000	$83,589,911
VIX Futures (Cboe)	Long	August 2024	4,335	14.94	1,000	64,765,767
Futures Positions as of June 30, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2023	8,545	$15.01	1,000	$128,268,995
VIX Futures (Cboe)	Long	August 2023	6,216	16.40	1,000	101,944,265
The June 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2024, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2024, the Trust is not a party to any material legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2024:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	550,000	$54.77
	05/01/24 to 05/31/24	450,000	$57.87
	06/01/24 to 06/30/24	50,000	$60.70
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,100,000	$34.10
	05/01/24 to 05/31/24	1,250,000	$31.99
	06/01/24 to 06/30/24	3,950,000	$31.98
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	11,250,000	$14.28
	05/01/24 to 05/31/24	14,550,000	$18.54
	06/01/24 to 06/30/24	8,100,000	$20.15
ProShares Ultra Euro
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	100,000	$11.08
	05/01/24 to 05/31/24	—	$—
	06/01/24 to 06/30/24	—	$—

ProShares Ultra Gold
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	150,000	$78.96
	05/01/24 to 05/31/24	150,000	$80.15
	06/01/24 to 06/30/24	250,000	$77.88
ProShares Ultra Silver
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,000,000	$35.69
	05/01/24 to 05/31/24	1,300,000	$43.37
	06/01/24 to 06/30/24	750,000	$38.17
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	3,931,248	$36.38
	05/01/24 to 05/31/24	650,000	$26.36
	06/01/24 to 06/30/24	1,450,000	$24.40
ProShares Ultra Yen
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	—	$—
	05/01/24 to 05/31/24	100,000	$22.70
	06/01/24 to 06/30/24	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,350,000	$15.53
	05/01/24 to 05/31/24	1,600,000	$16.71
	06/01/24 to 06/30/24	1,250,000	$17.74
ProShares UltraShort Bloomberg Natural Gas**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	750,000	$72.68
	05/01/24 to 05/31/24	2,900,000	$53.29
	06/01/24 to 06/30/24	2,000,000	$42.56
ProShares UltraShort Euro
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	50,000	$31.58
	05/01/24 to 05/31/24	50,000	$30.78
	06/01/24 to 06/30/24	—	$—
ProShares UltraShort Gold
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	200,000	$20.99
	05/01/24 to 05/31/24	50,000	$21.65
	06/01/24 to 06/30/24	100,000	$21.68
ProShares UltraShort Silver
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	850,000	$13.97
	05/01/24 to 05/31/24	400,000	$12.20
	06/01/24 to 06/30/24	1,000,000	$10.94
ProShares UltraShort Yen
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	—	$—
	05/01/24 to 05/31/24	50,000	$87.79
	06/01/24 to 06/30/24	50,000	$90.52
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	3,050,000	$16.61
	05/01/24 to 05/31/24	100,000	$14.74
	06/01/24 to 06/30/24	5,100,000	$14.29

ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,250,000	$14.20
	05/01/24 to 05/31/24	—	$—
	06/01/24 to 06/30/24	350,000	$11.13

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended June 30, 2024.

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
Date: August 8, 2024

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: August 8, 2024