Form 10-K/A
period 2023-12-31
ProShares Trust II
filed 2024-11-18
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
c/o ProShare Capital Management LLC
7272 Wisconsin Ave
,
21st Floor
Bethesda
,
Maryland
20814
(Address of principal executive offices) (Zip Code)
(
240
)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.). ☐ Yes ☒ No
As of February 22, 2024, the registrant had
145,064,214
 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2023 and the number of outstanding units for each Fund as of February 22, 2024, are included in the table below.

Fund	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2023	Number of Outstanding Units as of February 22, 2024
ProShares Short VIX Short-Term Futures ETF*	282,353,267	6,168,614
ProShares Ultra Bloomberg Crude Oil	738,194,368	20,793,096
ProShares Ultra Bloomberg Natural Gas*	1,141,021,278	7,393,709
ProShares Ultra Euro	7,535,435	550,000
ProShares Ultra Gold	180,916,531	2,800,000
ProShares Ultra Silver	356,791,659	14,396,526
ProShares Ultra VIX Short-Term Futures ETF*	387,764,059	7,284,892
ProShares Ultra Yen	12,330,974	1,349,970
ProShares UltraShort Bloomberg Crude Oil	112,854,952	10,855,220
ProShares UltraShort Bloomberg Natural Gas*	141,324,963	1,733,712
ProShares UltraShort Euro	50,931,301	1,350,000
ProShares UltraShort Gold	15,809,378	496,977
ProShares UltraShort Silver*	19,290,473	235,332
ProShares UltraShort Yen*	27,077,656	697,160
ProShares VIX Mid-Term Futures ETF	49,421,413	2,287,403
ProShares VIX Short-Term Futures ETF*	230,227,830	2,887,737

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM

10-K

CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K ( the “Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of ProShares Trust II (the “Registrant”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “Original Form 10-K”).
Background and Effect of the Restatement
As previously disclosed in the Registrant’s Current Reports on Form 8-K dated November 18, 2024, management of the Registrant (“Management”), concluded that the financial statements of the Registrant in the following reports should no longer be relied upon:

•	the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

•	the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024; and

•	the previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.
The determinations made by Management resulted from the following errors in the relevant prior financial statements identified by the Registrant during preparation of its financial statements as of and for the three months ended September 30, 2024:

•
In the Statements of Financial Condition, an understatement of “Segregated cash balances with brokers for futures contracts” and overstatement or understatement of “Receivable (Payable) on open futures contracts”.

•
In the Statements of Cash Flows, incorrect balances within the “Decrease (Increase) in receivable/payable on open futures contracts”, “Net cash provided by (used in) operating activities”, “Cash, beginning of period” and “Cash, end of period”.

Management determined that the misclassifications described above did not have any impact on the Registrant’s performance, investment results, net asset values, income and distributions. These errors were classification errors related to Futures Commission Merchant accounts of one broker and there is no impact on the net futures exposure to the Registrant.
This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original Form 10-K.

Restatement of Other Financial Statements
In addition to this Annual Report on Form 10-K/A, the Registrant is concurrently filing amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2024, and June 30, 2024, (the “Form 10-Q/As”). The Registrant is filing the Form 10-Q/As to restate its unaudited financial statements and related financial information for the periods contained in those reports in relation to the errors described above.
Internal Control Considerations
As a result of the errors described above and the restatement of the Original Form 10-K, the Registrant’s management has re-evaluated the effectiveness of the Registrant’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Management has concluded that the Registrant’s disclosure controls and procedures with respect to controls related to the classification of the account balances with futures commission merchants (“FCMs”) described above were not effective as of December 31, 2023, and its internal control over financial reporting with respect to such account balances was not effective as of December 31, 2023, due to the following material weakness in internal control over financial reporting with respect to such account balances. Specifically, there was a material weakness in the design of a control activity with respect to the presentation of the FCM accounts indicated above within the Statements of Financial Condition and Statements of Cash Flows. See additional discussion included in Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A.
Items Amended in this Annual Report on Form 10-K/A
For the convenience of the reader, this Annual Report on Form 10-K/A presents the Original Form 10-K in its entirety.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following sections in the Original Form 10-K have been revised in this Amendment:

•	Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Part II, Item 8. “Financial Statements and Supplementary Data”;

•	Part II, Item 9A. “Controls and Procedures”; and

•	Part IV, Item 15. “Exhibits and Financial Statement Schedules.”
The Registrant is also including with this Annual Report on Form 10-K/A currently dated certifications of the Registrant’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2).
Additionally, as required and discussed in Note 8 to our audited financial statements, the Registrant presents the share amounts and per share calculations throughout this Annual Report on Form 10-K/A on a retrospective basis to reflect reverse stock splits and forward stock splits which have occurred subsequent to the filing of the Original Form 10-K.

This Annual Report on Form 10-K/A is presented as of the date of the Original Form 10-K and does not reflect adjustments for events occurring after December 31, 2023, the date of the Original Form 10-K, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the adjustments described above, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-K.

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
one-half
inverse (
e.g.
,
-0.5x),
an inverse multiple (
e.g.
,
-2x),
or a multiple (
e.g.
, 1.5x, 2x), of the performance of a benchmark on a given day (referred to as the “Daily Target”). Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from one-half
inverse (
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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.26% to 73.04%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2023
S&P 500 VIX Short-Term Futures Index	SPVXSP	73.04%
S&P 500 VIX Mid-Term Futures Index	SPVXMP	34.18%
Bloomberg Commodity Balanced WTI Crude Oil Index SM	BCBCLIT	38.09%
Bloomberg Natural Gas Subindex SM	BCOMNGTR	57.39%
Bloomberg Gold Subindex SM	BCOMGCTR	15.70%
Bloomberg Silver Subindex SM	BCOMSITR	32.15%
The US dollar price of the euro	USDEUR	7.26%
The US dollar price of the Japanese yen	USDJPY	8.68%
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

b)	Not applicable

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2023:

Title of Securities Registered*	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	100,000	$40.00
11/01/23 to 11/30/23	300,000	$45.01
12/01/23 to 12/31/23	1,400,000	$50.18
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/23 to 10/31/23	1,500,000	$33.40
11/01/23 to 11/30/23	1,150,000	$30.22
12/01/23 to 12/31/23	2,050,000	$27.80
ProShares Ultra Bloomberg Natural Gas**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	1,540,000	$324.55
11/01/23 to 11/30/23	60,000	$239.10
12/01/23 to 12/31/23	1,090,000	$137.50
ProShares Ultra Euro
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$10.87
11/01/23 to 11/30/23	50,000	$11.53
12/01/23 to 12/31/23	–	$–
ProShares Ultra Gold
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$56.66
11/01/23 to 11/30/23	150,000	$59.53
12/01/23 to 12/31/23	100,000	$59.04
ProShares Ultra Silver
Common Units of Beneficial Interest
10/01/23 to 10/31/23	450,000	$25.93
11/01/23 to 11/30/23	650,000	$26.44
12/01/23 to 12/31/23	850,000	$27.52
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	440,000	$90.25
11/01/23 to 11/30/23	190,000	$59.65
12/01/23 to 12/31/23	220,000	$42.10
ProShares Ultra Yen
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	50,000	$24.65
12/01/23 to 12/31/23	50,000	$27.46
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
10/01/23 to 10/31/23	6,800,000	$17.90
11/01/23 to 11/30/23	3,150,000	$19.31
12/01/23 to 12/31/23	2,450,000	$20.99
ProShares UltraShort Bloomberg Natural Gas**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	6,200,000	$25.27
11/01/23 to 11/30/23	6,400,000	$29.46
12/01/23 to 12/31/23	2,000,000	$50.86

ProShares UltraShort Euro
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	50,000	$31.59
12/01/23 to 12/31/23	200,000	$30.40
ProShares UltraShort Gold
Common Units of Beneficial Interest
10/01/23 to 10/31/23	50,000	$31.82
11/01/23 to 11/30/23	—	$—
12/01/23 to 12/31/23	50,000	$27.50
ProShares UltraShort Silver**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	87,500	$91.88
11/01/23 to 11/30/23	62,500	$75.88
12/01/23 to 12/31/23	600,000	$75.16
ProShares UltraShort Yen**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	—	$—
11/01/23 to 11/30/23	—	$—
12/01/23 to 12/31/23	200,000	$35.36
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
10/01/23 to 10/31/23	425,000	$19.87
11/01/23 to 11/30/23	650,000	$18.72
12/01/23 to 12/31/23	—	$—
ProShares VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
10/01/23 to 10/31/23	368,750	$100.96
11/01/23 to 11/30/23	300,000	$78.52
12/01/23 to 12/31/23	68,750	$61.92
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
ProShares Short VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$339,591,638	$423,812,594
NAV end of period	$267,184,359	$339,591,638
Percentage change in NAV	(21.3)%	(19.9)%
Shares outstanding beginning of period	11,568,614	13,768,614
Shares outstanding end of period	5,168,614	11,568,614
Percentage change in shares outstanding	(55.3)%	(16.0)%
Shares created	8,200,000	14,300,000
Shares redeemed	14,600,000	16,500,000
Per share NAV beginning of period	$29.35	$30.78
Per share NAV end of period	$51.69	$29.35
Percentage change in per share NAV	76.1%	(4.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%
During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,568,614 outstanding Shares at December 31, 2022 to 5,168,614 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 13,768,614 outstanding Shares at December 31, 2021 to 11,568,614 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
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

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share splits for the ProShares Short VIX Short-Term Futures ETF.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$859,094,274	$1,103,783,570
NAV end of period	$652,793,437	$859,094,274
Percentage change in NAV	(24.0)%	(22.2)%
Shares outstanding beginning of period	28,393,096	51,243,096
Shares outstanding end of period	24,843,096	28,393,096
Percentage change in shares outstanding	(12.5)%	(44.6)%
Shares created	47,050,000	31,700,000
Shares redeemed	50,600,000	54,550,000
Per share NAV beginning of period	$30.26	$21.54
Per share NAV end of period	$26.28	$30.26
Percentage change in per share NAV	(13.2)%	40.5%
Percentage change in benchmark	(3.6)%	29.0%
Benchmark annualized volatility	28.9%	39.9%
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
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$586,151,113	$193,892,178
NAV end of period	$729,892,808	$586,151,113
Percentage change in NAV	24.5%	202.3%
Shares outstanding beginning of period	322,875	75,875
Shares outstanding end of period	5,113,709	322,875
Percentage change in shares outstanding	1,483.8%	325.5%
Shares created	13,723,000	633,500
Shares redeemed	8,932,166	386,500
Per share NAV beginning of period	$1,815.41	$2,555.42
Per share NAV end of period	$142.73	$1,815.41
Percentage change in per share NAV	(92.1)%	(29.0)%
Percentage change in benchmark	(65.3)%	19.4%
Benchmark annualized volatility	57.1%	79.2%
During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 322,875 outstanding Shares at December 31, 2022 to 5,113,709 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 75,875 outstanding Shares at December 31, 2021 to 322,875 outstanding Shares at December 31, 2022. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
, which was offset by the timing of shareholder activity.
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

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$10,704,662	$8,659,095
NAV end of period	$7,114,015	$10,704,662
Percentage change in NAV	(33.5)%	23.6%
Shares outstanding beginning of period	950,000	650,000
Shares outstanding end of period	600,000	950,000
Percentage change in shares outstanding	(36.8)%	46.2%
Shares created	300,000	1,550,000
Shares redeemed	650,000	1,250,000
Per share NAV beginning of period	$11.27	$13.32
Per share NAV end of period	$11.86	$11.27
Percentage change in per share NAV	5.2%	(15.4)%
Percentage change in benchmark	3.13%	(5.9)%
Benchmark annualized volatility	7.63%	10.0%
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

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$639,318,362	$816,679,636
NAV end of period	$348,555,743	$639,318,362
Percentage change in NAV	(45.5)%	(21.7)%
Shares outstanding beginning of period	1,861,568	1,316,568
Shares outstanding end of period	8,264,892	1,861,568
Percentage change in shares outstanding	344.0%	41.4%
Shares created	12,562,000	5,483,000
Shares redeemed	6,158,677	4,938,000
Per share NAV beginning of period	$343.43	$620.31
Per share NAV end of period	$42.17	$343.43
Percentage change in per share NAV	(87.7)%	(44.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%
During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 8,264,892 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,316,568 outstanding Shares at December 31, 2021 to 1,861,568 outstanding Shares at December 31, 2022.
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

*
See Note 1 and Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form
10-K
regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

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
ProShares UltraShort Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$134,109,520	$242,145,130
NAV end of period	$140,963,092	$134,109,520
Percentage change in NAV	5.1%	(44.6)%
Shares outstanding beginning of period	9,933,712	1,957,484
Shares outstanding end of period	2,933,712	9,933,712
Percentage change in shares outstanding	(70.5)%	407.5%
Shares created	52,600,000	269,080,000
Shares redeemed	59,600,000	261,103,772
Per share NAV beginning of period	$13.50	$123.70
Per share NAV end of period	$48.05	$13.50
Percentage change in per share NAV	255.9%	(89.1)%
Percentage change in benchmark	(65.3)%	19.4%
Benchmark annualized volatility	57.1%	79.2%
During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 9,933,712 outstanding Shares at December 31, 2022 to 2,933,712 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 1,957,484 outstanding Shares at December 31, 2021 to 9,933,712 outstanding Shares at December 31, 2022.
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

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share splits for the ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$75,113,179	$54,263,045
NAV end of period	$39,367,550	$75,113,179
Percentage change in NAV	(47.6)%	38.4%
Shares outstanding beginning of period	2,550,000	2,100,000
Shares outstanding end of period	1,350,000	2,550,000
Percentage change in shares outstanding	(47.1)%	21.4%
Shares created	300,000	2,200,000
Shares redeemed	1,500,000	1,750,000
Per share NAV beginning of period	$29.46	$25.84
Per share NAV end of period	$29.16	$29.46
Percentage change in per share NAV	(1.0)%	14.0%
Percentage change in benchmark	3.1%	(5.9)%
Benchmark annualized volatility	7.6%	10.0%
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
ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$31,932,799	$26,537,000
NAV end of period	$65,149,686	$31,932,799
Percentage change in NAV	104.0%	20.3%
Shares outstanding beginning of period	410,332	247,832
Shares outstanding end of period	897,832	410,332
Percentage change in shares outstanding	118.8%	65.6%
Shares created	2,962,500	1,050,000
Shares redeemed	2,475,000	887,500
Per share NAV beginning of period	$77.82	$107.08
Per share NAV end of period	$72.56	$77.82
Percentage change in per share NAV	(6.8)%	(27.3)%
Percentage change in benchmark	(0.3)%	2.6%
Benchmark annualized volatility	25.9%	31.8%
During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 410,332 outstanding Shares at December 31, 2022 to 897,832 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the year ended December 31, 2022, the increase in the Fund’s NAV resulted primarily from an increase from 247,832 outstanding Shares at December 31, 2021 to 410,332 outstanding

Shares at December 31, 2022. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver Subindex
SM
.
For the years ended December 31, 2023 and 2022, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.8% for the year ended December 31, 2023, as compared to the Fund’s per Share NAV decrease of 27.3% for the year ended December 31, 2022, was primarily due to lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2023.
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

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Silver.
ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$21,397,736	$24,840,784
NAV end of period	$24,010,010	$21,397,736
Percentage change in NAV	12.2%	(13.9)%
Shares outstanding beginning of period	797,160	1,197,160
Shares outstanding end of period	697,160	797,160
Percentage change in shares outstanding	(12.5)%	(33.4)%
Shares created	1,100,000	2,600,000
Shares redeemed	1,200,000	3,000,000
Per share NAV beginning of period	$26.84	$20.75
Per share NAV end of period	$34.44	$26.84
Percentage change in per share NAV	28.3%	29.4%
Percentage change in benchmark	(6.92)%	(12.3)%
Benchmark annualized volatility	10.27%	12.1%
During the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 797,160 outstanding Shares at December 31, 2022 to 697,160 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,197,160 outstanding Shares at December 31, 2021 to 797,160 outstanding Shares at December 31, 2022. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
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

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares UltraShort Yen.
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
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
NAV beginning of period	$266,580,320	$269,703,164
NAV end of period	$157,321,746	$266,580,320
Percentage change in NAV	(41.0)%	(1.2)%
Shares outstanding beginning of period	1,169,141	891,641
Shares outstanding end of period	2,537,737	1,169,141
Percentage change in shares outstanding	117.1%	31.1%
Shares created	3,315,000	2,025,000
Shares redeemed	1,946,404	1,747,500
Per share NAV beginning of period	$228.01	$302.48
Per share NAV end of period	$61.99	$228.01
Percentage change in per share NAV	(72.8)%	(24.6)%
Percentage change in benchmark	(72.2)%	(23.1)%
Benchmark annualized volatility	56.8%	70.1%
During the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset in part by an increase from 1,169,141 outstanding Shares at December 31, 2022 to 2,537,737 outstanding Shares at December 31, 2023. By comparison, during the year ended December 31, 2022, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 891,641 outstanding Shares at December 31, 2021 to 1,169,141 outstanding Shares at December 31, 2022.

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
* See Note 1 and Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form
10-K
regarding the reverse Share splits for the ProShares VIX Short-Term Futures ETF.
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
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,416,842	$1,696,752	$1,851,366	$2,242,087	$7,207,047

Net realized and unrealized gain (loss)	$32,759,325	$74,875,432	$3,968,176	$50,434,582	$162,037,515
Net income (loss)	$34,176,167	$76,572,184	$5,819,542	$52,676,669	$169,244,562
Net increase (decrease) in net asset value per share	$2.51	$10.48	$0.78	$8.57	$22.34

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,296,922)	$(1,094,000)	$(90,304)	$1,031,207	$(1,450,019)

Net realized and unrealized gain (loss)	$(36,813,201)	$(47,612,992)	$10,224,384	$75,446,620	$1,244,811
Net income (loss)	$(38,110,123)	$(48,706,992)	$10,134,080	$76,477,827	$(205,208)
Net increase (decrease) in net asset value per share	$(3.50)	$(3.21)	$0.18	$5.09	$(1.43)
PROSHARES ULTRA BLOOMBERG CRUDE OIL
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$4,038,946	$4,038,791	$3,659,529	$3,723,236	$15,460,502

Net realized and unrealized gain (loss)	$(52,430,015)	$(30,875,638)	$272,727,215	$(174,633,840)	$14,787,722
Net income (loss)	$(48,391,069)	$(26,836,847)	$276,386,744	$(170,910,604)	$30,248,224
Net increase (decrease) in net asset value per share	$(3.73)	$(2.79)	$11.50	$(8.96)	$(3.98)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,224,160)	$(2,084,704)	$153,992	$2,733,247	$(2,421,625)

Net realized and unrealized gain (loss)	$704,755,947	$151,747,330	$(377,827,106)	$139,314,150	$617,990,321
Net income (loss)	$701,531,787	$149,662,626	$(377,673,114)	$142,047,397	$615,568,696
Net increase (decrease) in net asset value per share	$16.40	$3.67	$(15.40)	$4.05	$8.72
PROSHARES ULTRA BLOOMBERG NATURAL GAS*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$5,489,641	$4,920,978	$6,034,053	$5,134,182	$21,578,854

Net realized and unrealized gain (loss)	$(1,114,644,554)	$41,170,109	$(173,392,209)	$(479,605,370)	$(1,726,472,024)
Net income (loss)	$(1,109,154,913)	$46,091,087	$(167,358,156)	$(474,471,188)	$(1,704,893,170)
Net increase (decrease) in net asset value per share	$(1,446.59)	$(21.41)	$(77.43)	$(127.25)	$(1,672.68)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(516,598)	$(566,073)	$106,387	$1,741,555	$765,271

Net realized and unrealized gain (loss)	$161,084,980	$(106,297,775)	$91,328,230	$(338,782,316)	$(192,666,881)
Net income (loss)	$160,568,382	$(106,863,848)	$91,434,617	$(337,040,761)	$(191,901,610)
Net increase (decrease) in net asset value per share	$3,051.13	$(1,653.03)	$1,368.53	$(3,506.63)	$(740.01)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$72,991	$68,331	$63,747	$61,745	$266,814

Net realized and unrealized gain (loss)	$183,334	$(732)	$(484,785)	$486,969	$184,786
Net income (loss)	$256,325	$67,599	$(421,038)	$548,714	$451,600
Net increase (decrease) in net asset value per share	$0.22	$0.10	$(0.72)	$0.99	$0.59

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(15,691)	$(8,515)	$5,288	$67,100	$48,182

Net realized and unrealized gain (loss)	$(585,404)	$(727,655)	$(1,713,393)	$2,400,606	$(625,846)
Net income (loss)	$(601,095)	$(736,170)	$(1,708,105)	$2,467,706	$(577,664)
Net increase (decrease) in net asset value per share	$(0.85)	$(1.39)	$(1.51)	$1.70	$(2.05)
PROSHARES ULTRA GOLD
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,213,285	$1,502,010	$1,415,082	$1,393,196	$5,523,573

Net realized and unrealized gain (loss)	$21,488,275	$(15,686,735)	$(17,416,551)	$30,440,370	$18,825,359
Net income (loss)	$22,701,560	$(14,184,725)	$(16,001,469)	$31,833,566	$24,348,932
Net increase (decrease) in net asset value per share	$7.77	$(4.50)	$(5.61)	$11.08	$8.74

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(617,466)	$(419,722)	$191,709	$823,601	$(21,878)

Net realized and unrealized gain (loss)	$32,998,085	$(52,930,040)	$(37,603,461)	$25,100,280	$(32,435,136)
Net income (loss)	$32,380,619	$(53,349,762)	$(37,411,752)	$25,923,881	$(32,457,014)
Net increase (decrease) in net asset value per share	$7.30	$(10.53)	$(9.39)	$8.02	$(4.60)
PROSHARES ULTRA SILVER
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,476,275	$2,677,602	$2,424,022	$2,552,347	$10,130,246

Net realized and unrealized gain (loss)	$(6,391,744)	$(54,401,899)	$(30,033,136)	$38,905,327	$(51,921,452)
Net income (loss)	$(3,915,469)	$(51,724,297)	$(27,609,114)	$41,457,674	$(41,791,206)
Net increase (decrease) in net asset value per share	$(0.65)	$(4.06)	$(2.28)	$2.53	$(4.46)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(1,128,206)	$(695,746)	$(15,349)	$1,498,431	$(340,870)

Net realized and unrealized gain (loss)	$58,600,792	$(206,331,148)	$(55,913,842)	$160,350,498	$(43,293,700)
Net income (loss)	$57,472,586	$(207,026,894)	$(55,929,191)	$161,848,929	$(43,634,570)
Net increase (decrease) in net asset value per share	$4.22	$(14.28)	$(3.94)	$10.91	$(3.09)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,141,823	$2,581,004	$1,830,246	$1,933,071	$8,486,144

Net realized and unrealized gain (loss)	$(180,203,681)	$(471,615,533)	$(33,733,037)	$(249,182,642)	$(934,734,893)
Net income (loss)	$(178,061,858)	$(469,034,529)	$(31,902,791)	$(247,249,571)	$(926,248,749)
Net increase (decrease) in net asset value per share	$(112.16)	$(138.85)	$(11.43)	$(38.82)	$(301.26)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(3,585,362)	$(3,277,402)	$(396,838)	$1,286,213	$(5,973,389)

Net realized and unrealized gain (loss)	$245,978,647	$287,436,850	$(128,128,471)	$(466,239,319)	$(60,952,293)
Net income (loss)	$242,393,285	$284,159,448	$(128,525,309)	$(464,953,106)	$(66,925,682)
Net increase (decrease) in net asset value per share	$54.68	$50.66	$(81.97)	$(300.25)	$(276.88)
PROSHARES ULTRA YEN
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$89,558	$89,650	$138,386	$203,896	$521,490

Net realized and unrealized gain (loss)	$(792,875)	$(2,118,251)	$(1,577,564)	$2,385,924	$(2,102,766)
Net income (loss)	$(703,317)	$(2,028,601)	$(1,439,178)	$2,589,820	$(1,581,276)
Net increase (decrease) in net asset value per share	$(1.49)	$(5.65)	$(2.39)	$2.45	$(7.08)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(4,556)	$(4,972)	$3,923	$60,658	$55,053

Net realized and unrealized gain (loss)	$(258,588)	$(609,293)	$(1,667,271)	$2,472,535	$(62,617)
Net income (loss)	$(263,144)	$(614,265)	$(1,663,348)	$2,533,193	$(7,564)
Net increase (decrease) in net asset value per share	$(5.27)	$(8.51)	$(4.48)	$5.51	$(12.75)
PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,452,572	$1,140,772	$2,006,197	$1,867,545	$6,467,086

Net realized and unrealized gain (loss)	$38,570,997	$19,817,916	$(85,783,119)	$51,943,637	$24,549,431
Net income (loss)	$40,023,569	$20,958,688	$(83,776,922)	$53,811,182	$31,016,517
Net increase (decrease) in net asset value per share	$1.22	$0.47	$(8.76)	$3.89	$(3.18)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(585,973)	$(849,692)	$390,992	$1,178,690	$134,017

Net realized and unrealized gain (loss)	$(104,553,059)	$(67,836,886)	$143,432,834	$(61,307,332)	$(90,264,443)
Net income (loss)	$(105,139,032)	$(68,686,578)	$143,823,826	$(60,128,642)	$(90,130,426)
Net increase (decrease) in net asset value per share	$(35.10)	$(6.13)	$7.30	$(6.41)	$(40.33)
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$650,640	$782,210	$1,013,760	$946,312	$3,392,922

Net realized and unrealized gain (loss)	$138,446,168	$(12,512,257)	$33,288,197	$58,117,768	$217,339,876
Net income (loss)	$139,096,808	$(11,730,047)	$34,301,957	$59,064,080	$220,732,798
Net increase (decrease) in net asset value per share	$22.06	$(8.03)	$3.20	$17.32	$34.55

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(837,419)	$(610,379)	$(3,202)	$823,434	$(627,566)

Net realized and unrealized gain (loss)	$(202,511,379)	$(54,567,757)	$(15,351,617)	$179,477,416	$(92,953,337)
Net income (loss)	$(203,348,798)	$(55,178,136)	$(15,354,819)	$180,300,850	$(93,580,903)
Net increase (decrease) in net asset value per share	$(91.34)	$(11.03)	$(12.65)	$4.82	$(110.20)

PROSHARES ULTRASHORT EURO
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$485,552	$462,645	$412,212	$386,045	$1,746,454

Net realized and unrealized gain (loss)	$(1,266,100)	$(489,473)	$3,084,236	$(3,345,725)	$(2,017,062)
Net income (loss)	$(780,548)	$(26,828)	$3,496,448	$(2,959,680)	$(270,608)
Net increase (decrease) in net asset value per share	$(0.42)	$0.06	$2.33	$(2.27)	$(0.30)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(102,051)	$(107,923)	$25,953	$411,059	$227,038

Net realized and unrealized gain (loss)	$3,021,849	$6,104,867	$10,793,890	$(15,158,817)	$4,761,789
Net income (loss)	$2,919,798	$5,996,944	$10,819,843	$(14,747,758)	$4,988,827
Net increase (decrease) in net asset value per share	$1.46	$3.08	$4.46	$(5.38)	$3.62
PROSHARES ULTRASHORT GOLD
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$94,828	$139,578	$108,638	$93,511	$436,555

Net realized and unrealized gain (loss)	$(1,686,583)	$1,205,770	$1,184,818	$(2,536,900)	$(1,832,895)
Net income (loss)	$(1,591,755)	$1,345,348	$1,293,456	$(2,443,389)	$(1,396,340)
Net increase (decrease) in net asset value per share	$(4.22)	$2.02	$3.24	$(5.75)	$(4.71)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(61,130)	$(59,266)	$(8,664)	$64,371	$(64,689)

Net realized and unrealized gain (loss)	$(4,279,890)	$4,847,821	$5,829,774	$(3,674,364)	$2,723,341
Net income (loss)	$(4,341,020)	$4,788,555	$5,821,110	$(3,609,993)	$2,658,652
Net increase (decrease) in net asset value per share	$(4.48)	$4.32	$5.63	$(6.08)	$(0.61)
PROSHARES ULTRASHORT SILVER*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$134,207	$232,359	$245,155	$179,238	$790,959

Net realized and unrealized gain (loss)	$1,530,387	$6,762,984	$6,983,201	$1,699,006	$16,975,578
Net income (loss)	$1,664,594	$6,995,343	$7,228,356	$1,878,244	$17,766,537
Net increase (decrease) in net asset value per share	$(3.28)	$7.43	$3.80	$(13.21)	$(5.26)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(60,608)	$(51,484)	$(13,304)	$61,212	$(64,184)

Net realized and unrealized gain (loss)	$(5,584,284)	$13,264,544	$2,139,883	$(12,883,644)	$(3,063,501)
Net income (loss)	$(5,644,892)	$13,213,060	$2,126,579	$(12,822,432)	$(3,127,685)
Net increase (decrease) in net asset value per share	$(21.29)	$41.17	$9.27	$(58.41)	$(29.26)
PROSHARES ULTRASHORT YEN*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$153,388	$197,175	$215,363	$253,043	$818,969

Net realized and unrealized gain (loss)	$831,525	$4,515,794	$2,019,962	$(2,674,660)	$4,692,621
Net income (loss)	$984,913	$4,712,969	$2,235,325	$(2,421,617)	$5,511,590
Net increase (decrease) in net asset value per share	$1.15	$5.98	$3.57	$(3.10)	$7.60

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(50,421)	$(66,268)	$7,640	$231,045	$121,996

Net realized and unrealized gain (loss)	$2,621,608	$6,549,241	$5,356,002	$(9,295,347)	$5,231,504
Net income (loss)	$2,571,187	$6,482,973	$5,363,642	$(9,064,302)	$5,353,500
Net increase (decrease) in net asset value per share	$2.41	$5.37	$3.99	$(5.68)	$6.09

PROSHARES VIX MID-TERM FUTURES ETF
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$477,188	$492,463	$461,209	$401,747	$1,832,607

Net realized and unrealized gain (loss)	$(11,238,260)	$(16,618,435)	$(3,309,969)	$(6,502,972)	$(37,669,636)
Net income (loss)	$(10,761,072)	$(16,125,972)	$(2,848,760)	$(6,101,225)	$(35,837,029)
Net increase (decrease) in net asset value per share	$(3.62)	$(6.30)	$(1.07)	$(2.68)	$(13.67)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(252,097)	$(184,164)	$(1,269)	$337,605	$(99,925)

Net realized and unrealized gain (loss)	$4,317,662	$11,854,722	$2,018,937	$(13,004,577)	$5,186,744
Net income (loss)	$4,065,565	$11,670,558	$2,017,668	$(12,666,972)	$5,086,819
Net increase (decrease) in net asset value per share	$0.84	$3.84	$0.19	$(5.07)	$(0.20)
PROSHARES VIX SHORT-TERM FUTURES ETF*
	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,455,917	$1,765,342	$1,721,249	$1,580,823	$6,523,331

Net realized and unrealized gain (loss)	$(44,966,668)	$(148,543,165)	$(13,108,851)	$(68,618,049)	$(275,236,733)
Net income (loss)	$(43,510,751)	$(146,777,823)	$(11,387,602)	$(67,037,226)	$(268,713,402)
Net increase (decrease) in net asset value per share	$(47.38)	$(80.82)	$(6.55)	$(31.27)	$(166.02)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net investment income (loss)	$(952,113)	$(852,779)	$260,042	$1,086,723	$(458,127)

Net realized and unrealized gain (loss)	$40,285,843	$70,259,562	$6,241,628	$(132,083,254)	$(15,296,221)
Net income (loss)	$39,333,730	$69,406,783	$6,501,670	$(130,996,531)	$(15,754,348)
Net increase (decrease) in net asset value per share	$29.68	$32.18	$(22.29)	$(114.05)	$(74.47)
See the Index to Financial Statements on Page 134 for a list of the financial statements being filed as part of this Annual Report on Form
10-K.
Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). At the time of the filing of the Original Annual Report on
Form 10-K
for the year ended December 31, 2023, filed on February 28, 2024, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures of the Trust and Funds were effective as of December 31, 2023. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures of the Trust and the Funds were not effective as of December 31, 2023, due to the material weakness in internal control over financial reporting discussed below. As a result, additional analysis was performed as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control Over Financial Reporting – Restated
The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in
Rules 13a-15(f)
and
15d-15(f)
under the 1934 Act, of the Trust and the Funds. The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that a material weakness in internal control over financial reporting exists in the design of certain controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on open futures contracts, payable on open futures contracts and related accounts in the statement of cash flows. Specifically, certain controls over manual journal entries were not designed at a sufficient level of precision to identify inconsistencies between the journal entries and the information provided in the futures broker customer statements. This material weakness resulted in the restatement of the Trust’s and Funds’ financial statements as of and for the year ended December 31, 2021, 2022 and 2023 and the interim financial statements for the fiscal quarters ended September 30, 2023, March 31, 2023 and 2024, and June 30, 2023 and 2024. Additionally, this material weakness could result in misstatements of the financial statements or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2023. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). In Management’s Annual Report on Internal Control over Financial Reporting included in the Original Annual Report on
Form 10-K
for the year ended December 31, 2023 filed on February 28, 2024, based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, previously concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2023. Management subsequently concluded that the material weakness described above existed as of December 31, 2023. As a result, management has concluded that the Trust and Funds did not maintain effective internal control over financial reporting as of December 31, 2023. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.
Remediation Plan for Material Weakness with respect to Controls Related to the Classification of the FCM Accounts
In response to the identified material weakness with respect to controls related to the classification of the FCM accounts, Management has begun a comprehensive remediation plan to enhance its internal controls over financial reporting with respect to controls related to the classification of the FCM accounts, which generally includes working with the Funds’ Administrator to enhance procedures and reviews relating to the classification of Futures Commission Merchant balances for financial reporting purposes.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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
Background and Principals
As of December 31, 2023, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied
and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied
and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7272 Wisconsin Avenue, 21 st
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
Annette J. Lege
, Chief Financial Officer and a listed Principal of the Sponsor since January 3, 2023; Chief Financial Officer and a listed Principal of PFA since January 3, 2023; and Chief Financial Officer and a listed Principal of PSA since January 3, 2023. As Chief Financial Officer of the Sponsor, Mrs. Lege’s responsibilities include oversight of the financial matters of the Sponsor.
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
George Banian
, a Portfolio Manager of the Sponsor since March 11, 2022. In this role, Mr. Banian’s responsibilities include day-to-day
portfolio management of certain series of the Trust. Mr. Banian also serves as a Portfolio Manager of PSA since February 2022, Associate Portfolio Manager of PSA from August 2016 to February 2022, Senior Portfolio Analyst of PSA from December 2010 to August 2016, and Portfolio Analyst of PSA from December 2007 to December 2010. In addition, Mr. Banian served as a Portfolio Manager of PFA since February 2022, and an Associate Portfolio Manager of PFA from July 2021 to February 2022.
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
Code of Ethics
The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: ProShare Capital Management LLC, Attn: General Counsel, 7272 Wisconsin Avenue, 21
st
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
Item 16. Form
10-K
Summary.
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer
Date: November 18, 2024

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial and Accounting Officer
Date: November 18, 2024

ProShares Trust II
Financial Statements as of December 31, 2023
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 238)	F-1
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short VIX Short-Term Futures ETF	F-4
ProShares Ultra Bloomberg Crude Oil	F-10
ProShares Ultra Bloomberg Natural Gas	F-16
ProShares Ultra Euro	F-22
ProShares Ultra Gold	F-28
ProShares Ultra Silver	F-34
ProShares Ultra VIX Short-Term Futures ETF	F-40
ProShares Ultra Yen	F-46
ProShares UltraShort Bloomberg Crude Oil	F-52
ProShares UltraShort Bloomberg Natural Gas	F-58
ProShares UltraShort Euro	F-64
ProShares UltraShort Gold	F-70
ProShares UltraShort Silver	F-76
ProShares UltraShort Yen	F-82
ProShares VIX Mid-Term Futures ETF	F-88
ProShares VIX Short-Term Futures ETF	F-94
ProShares Trust II	F-100
Notes to Financial Statements	F-104

Report of Independent Registered Public Accounting Firm
To the Sponsor of ProShares Trust II and Shareholders of each of the individual sixteen funds listed in the table below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual sixteen funds listed in the table below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”) as of December 31, 2023 and 2022, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”). We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the sixteen funds listed in the table below as of December 31, 2023 and 2022, and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual sixteen funds listed in the table below did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to lack of controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on futures contracts and payable on futures contracts.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2023 combined and individual financial statements, and our opinion regarding the effectiveness of the Trust’s and each of the individual fund’s internal control over financial reporting does not affect our opinion on those combined and individual financial statements.

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
Combined statements of financial condition as of December 31, 2023 and 2022, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 1 to the financial statements, the Trust, ProShares Short VIX
Short-Term
Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX
Short-Term
Futures ETF, ProShares UltraShort Bloomberg Natural Gas and ProShares VIX
Short-Term
Futures ETF have restated their 2023 and 2022 financial statements to correct an error.
Mangement and we previously concluded that the combined Trust and each of the individual Funds maintained effective internal control over financial reporting as of December 31, 2023. However, management has subsequently determined that a material weakness in internal control over financial reporting related to lack of controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on futures contracts and payable on futures contracts existed as of that date. Accordingly, management’s report has been restated and our present opinions on internal control over financial reporting, as presented herein, are different from those expressed in our previous report.
Basis for Opinions
The Trust’s management is responsible for the combined Trust’s and each of the individual fund’s financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the combined Trust’s and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and each of the individual funds in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/
PricewaterhouseCoopers LLP
Columbus, Ohio
February 28, 2024, except for the effects of the share splits of ProShares Short VIX
Short-Term
Futures ETF, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Yen, reverse share splits of ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX
Short-Term
Futures ETF, ProShares UltraShort Silver, and ProShares VIX
Short-Term
Futures ETF as discussed in Note 8 and the effects of the restatement discussed in Note 1 to the financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is November 18, 2024
We have served as the auditor of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Yen, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Gold, ProShares UltraShort Silver, and ProShares UltraShort Yen since 2008.
We have served as the auditor of the combined ProShares Trust II, ProShares VIX
Mid-Term
Futures ETF, and ProShares VIX
Short-Term
Futures ETF since 2010.
We have served as the auditor of ProShares Short VIX
Short-Term
Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProSh
are
s Ultra VIX
Short-Term
Futures ETF, and ProShares UltraShort Bloomberg Natural Gas since 2011.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $109,391,681 and $144,283,581, respectively)	$109,410,342	$144,307,676
Cash	54,492,235	6,852,395
Segregated cash balances with brokers for futures contracts	107,839,052	154,054,864
Receivable on open futures contracts	11,214,160	40,126,629
Interest receivable	456,930	475,930

Total assets	283,412,719	345,817,494

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,522,316	5,861,814
Payable on open futures contracts	447,611	—
Brokerage commissions and futures account fees payable	9,571	21,576
Payable to Sponsor	248,862	342,466

Total liabilities	16,228,360	6,225,856

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	267,184,359	339,591,638

Total liabilities and shareholders’ equity	$283,412,719	$345,817,494

Shares outstanding (Note 8)	5,168,614	11,568,614

Net asset value per share (Note 8)	$51.69	$29.35

Market value per share (Note 2) (Note 8)	$51.70	$29.34

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$339,591,638	$423,812,594	$409,371,468

Addition of 8,200,000, 14,300,000 and 10,200,000 shares, respectively (Note 8)	282,356,336	366,101,636	242,419,979
Redemption of 14,600,000, 16,500,000 and 16,200,000 shares, respectively (Note 8)	(524,008,177)	(450,117,384)	(439,724,841)

Net addition (redemption) of (6,400,000), (2,200,000) and (6,000,000) shares, respectively (Note 8)	(241,651,841)	(84,015,748)	(197,304,862)

Net investment income (loss)	7,207,047	(1,450,019)	(6,142,394)
Net realized gain (loss)	160,494,706	21,368,088	194,998,324
Change in net unrealized appreciation (depreciation)	1,542,809	(20,123,277)	22,890,058

Net income (loss)	169,244,562	(205,208)	211,745,988

Shareholders’ equity, end of period	$267,184,359	$339,591,638	$423,812,594

See
accompanying
notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$169,244,562	$(205,208)	$211,745,988
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(756,847,632)	(1,562,961,162)	(619,782,627)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	796,473,442	1,567,832,801	542,110,382
Net amortization and accretion on short-term U.S. government and agency obligations	(4,755,757)	(1,390,488)	(61,648)
Net realized (gain) loss on investments	21,847	86,512	(118,624)
Change in unrealized (appreciation) depreciation on investments	5,434	(59,620)	36,437
Decrease (Increase) in receivable on open futures contracts	28,912,469	59,417,709	(25,317,513)
Decrease (Increase) in interest receivable	19,000	(473,062)	1,516
Increase (Decrease) in payable to Sponsor	(93,604)	10,593	5,307
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,005)	(82,736)	(10,210)
Increase (Decrease) in payable on open futures contracts	447,611	—	(996,159)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(1,353)

Net cash provided by (used in) operating activities	233,415,367	62,175,339	107,611,496

Cash flow from financing activities
Proceeds from addition of shares	282,356,336	366,101,636	242,419,979
Payment on shares redeemed	(514,347,675)	(450,380,700)	(433,599,711)

Net cash provided by (used in) financing activities	(231,991,339)	(84,279,064)	(191,179,732)

Net increase (decrease) in cash	1,424,028	(22,103,725)	(83,568,236)
Cash, beginning of period	160,907,259	183,010,984	266,579,220

Cash, end of period	$162,331,287	$160,907,259	$183,010,984

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $233,435,026 and $313,413,683, respectively)	$233,476,941	$313,465,007
Cash	123,662,313	224,296,858
Segregated cash balances with brokers for futures contracts	70,781,753	76,813,658
Segregated cash balances with brokers for swap agreements	203,734,760	175,489,745
Unrealized appreciation on swap agreements	17,954,935	74,159,577
Receivable from capital shares sold	5,255,022	—
Receivable on open futures contracts	—	8,466,027
Interest receivable	568,017	618,549

Total assets	655,433,741	873,309,421

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	13,545,014
Payable on open futures contracts	2,099,944	—
Brokerage commissions and futures account fees payable	5,682	7,154
Payable to Sponsor	534,678	662,979

Total liabilities	2,640,304	14,215,147

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	652,793,437	859,094,274

Total liabilities and shareholders’ equity	$655,433,741	$873,309,421

Shares outstanding	24,843,096	28,393,096

Net asset value per share	$26.28	$30.26

Market value per share (Note 2)	$26.10	$30.31

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$30,248,224	$615,568,696	$989,375,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,464,242,100)	(25,166,543,607)	(2,786,468,099)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	9,559,522,567	25,708,412,141	2,158,071,076
Net amortization and accretion on short-term U.S. government and agency obligations	(15,360,627)	(6,489,697)	(330,711)
Net realized (gain) loss on investments	58,817	7,789	(76,422)
Change in unrealized (appreciation) depreciation on investments	56,214,051	(10,325,350)	(45,641,115)
Decrease (Increase) in receivable on open futures contracts	8,466,027	(8,466,027)	1,611,608
Decrease (Increase) in interest receivable	50,532	(615,026)	17,865
Increase (Decrease) in payable to Sponsor	(128,301)	(187,986)	122,010
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,472)	(17,523)	24,677
Increase (Decrease) in payable on open futures contracts	2,099,944	(25,317,560)	25,317,560
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(37,042)

Net cash provided by (used in) operating activities	176,927,662	1,106,025,850	341,986,933

Cash flow from financing activities
Proceeds from addition of shares	1,168,977,332	1,045,684,983	448,859,664
Payment on shares redeemed	(1,424,326,429)	(1,892,397,961)	(1,240,818,804)

Net cash provided by (used in) financing activities	(255,349,097)	(846,712,978)	(791,959,140)

Net increase (decrease) in cash	(78,421,435)	259,312,872	(449,972,207)
Cash, beginning of period	476,600,261	217,287,389	667,259,596

Cash, end of period	$398,178,826	$476,600,261	$217,287,389

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,445,510 and $263,209,299, respectively)	$64,459,117	$263,260,158
Cash	326,252,692	13,689,494
Segregated cash balances with brokers for futures contracts	374,861,689	314,026,990
Receivable from capital shares sold	4,281,925	—
Receivable on open futures contracts	—	—
Interest receivable	1,925,643	653,922

Total assets	771,781,066	591,630,564

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,366,361	1,826,653
Payable on open futures contracts	21,843,883	3,167,042
Brokerage commissions and futures account fees payable	52,349	35,242
Payable to Sponsor	625,665	450,514

Total liabilities	41,888,258	5,479,451

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	729,892,808	586,151,113

Total liabilities and shareholders’ equity	$771,781,066	$591,630,564

Shares outstanding (Note 1) (Note 8)	5,113,709	322,875

Net asset value per share (Note 1) (Note 8)	$142.73	$1,815.41

Market value per share (Note 1) (Note 2) (Note 8)	$142.20	$1,778.00

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

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations
(45% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.807 % due 01/03/23	$35,000,000	$34,997,046
4.037 % due 02/07/23	40,000,000	39,847,752
4.268 % due 02/23/23	65,000,000	64,609,103
4.258 % due 03/09/23	50,000,000	49,617,675
4.401% due 04/04/23	75,000,000	74,188,582

Total short-term U.S. government and agency obligations
(cost $263,209,299)		$263,260,158

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2023	28,571	$1,172,553,840	$(310,613,969)

^^	Rates shown represent discount rate at the time of purchase.
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

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$586,151,113	$193,892,178	$169,800,371

Addition of 13,723,000, 633,500 and 153,500 shares, respectively (Note 1) (Note 8)	4,896,232,861	2,558,661,553	613,708,303
Redemption of 8,932,166, 386,500 and 158,500 shares, respectively (Note 1) (Note 8)	(3,047,597,996)	(1,974,501,008)	(521,434,687)

Net addition (redemption) of 4,790,834, 247,000 and (5,000) shares, respectively (Note 1) (Note 8)	1,848,634,865	584,160,545	92,273,616

Net investment income (loss)	21,578,854	765,271	(1,609,859)
Net realized gain (loss)	(2,080,655,811)	109,675,787	(51,850,483)
Change in net unrealized appreciation (depreciation)	354,183,787	(302,342,668)	(14,721,467)

Net income (loss)	(1,704,893,170)	(191,901,610)	(68,181,809)

Shareholders’ equity, end of period	$729,892,808	$586,151,113	$193,892,178

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(1,704,893,170)	$(191,901,610)	$(68,181,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(11,178,803,468)	(2,226,855,145)	(289,900,679)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	11,391,373,123	2,056,848,583	229,000,330
Net amortization and accretion on short-term U.S. government and agency obligations	(13,804,974)	(2,270,335)	(28,461)
Net realized (gain) loss on investments	(892)	4,317	(8,324)
Change in unrealized (appreciation) depreciation on investments	37,252	(65,140)	14,585
Decrease (Increase) in receivable on open futures contracts	—	9,023,120	4,752,731
Decrease (Increase) in interest receivable	(1,271,721)	(652,792)	3,196
Increase (Decrease) in payable to Sponsor	175,151	303,324	7,735
Increase (Decrease) in brokerage commissions and futures account fees payable	17,107	(28,386)	63,628
Increase (Decrease) in payable on open futures contracts	18,676,841	(2,236,616)	5,403,658
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(416)

Net cash provided by (used in) operating activities	(1,488,494,751)	(357,830,680)	(118,873,826)

Cash flow from financing activities
Proceeds from addition of shares	4,891,950,936	2,579,110,294	593,259,562
Payment on shares redeemed	(3,030,058,288)	(1,972,674,355)	(532,567,233)

Net cash provided by (used in) financing activities	1,861,892,648	606,435,939	60,692,329

Net increase (decrease) in cash	373,397,897	248,605,259	(58,181,497)
Cash, beginning of period	327,716,484	79,111,225	137,292,722

Cash, end of period	$701,114,381	$327,716,484	$79,111,225

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$6,162,459	$9,156,418
Segregated cash balances with brokers for foreign currency forward contracts	623,000	1,103,000
Unrealized appreciation on foreign currency forward contracts	308,424	514,115
Interest receivable	27,219	40,421

Total assets	7,121,102	10,813,954

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,612	10,833
Unrealized depreciation on foreign currency forward contracts	1,475	98,459

Total liabilities	7,087	109,292

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,114,015	10,704,662

Total liabilities and shareholders’ equity	$7,121,102	$10,813,954

Shares outstanding	600,000	950,000

Net asset value per share	$11.86	$11.27

Market value per share (Note 2)	$11.84	$11.26

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

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(41,791,206)	$(43,634,570)	$(229,415,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,963,529,540)	(5,011,869,884)	(1,706,698,844)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,087,588,221	5,237,963,012	1,500,025,772
Net amortization and accretion on short-term U.S. government and agency obligations	(9,743,268)	(2,822,030)	(208,562)
Net realized (gain) loss on investments	46,857	7,717	(27,351)
Change in unrealized (appreciation) depreciation on investments	42,070,772	1,304,020	16,190,959
Decrease (Increase) in receivable on open futures contracts	—	1,384,919	(1,384,919)
Decrease (Increase) in interest receivable	(297,911)	(299,130)	9,116
Increase (Decrease) in payable to Sponsor	(24,614)	(48,021)	(147,498)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(9,833)	9,833
Increase (Decrease) in payable on open futures contracts	1,555,056	1,948,902	(2,312,939)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(2,360)

Net cash provided by (used in) operating activities	115,874,367	183,925,102	(423,962,323)

Cash flow from financing activities
Proceeds from addition of shares	184,440,594	169,562,602	206,892,549
Payment on shares redeemed	(171,133,103)	(228,964,136)	(203,843,683)

Net cash provided by (used in) financing activities	13,307,491	(59,401,534)	3,048,866

Net increase (decrease) in cash	129,181,858	124,523,568	(420,913,457)
Cash, beginning of period	150,012,071	25,488,503	446,401,960

Cash, end of period	$279,193,929	$150,012,071	$25,488,503

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $34,728,989, respectively)	$—	$34,732,372
Cash	86,615,956	71,086,482
Segregated cash balances with brokers for futures contracts	250,795,661	512,127,357
Receivable on open futures contracts	10,559,699	21,659,635
Interest receivable	924,148	1,246,402

Total assets	348,895,464	640,852,248

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	904,685
Brokerage commissions and futures account fees payable	36,088	58,772
Payable to Sponsor	303,633	570,429

Total liabilities	339,721	1,533,886

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	348,555,743	639,318,362

Total liabilities and shareholders’ equity	$348,895,464	$640,852,248

Shares outstanding (Note 1) (Note 8)	8,264,892	1,861,568

Net asset value per share (Note 1) (Note 8)	$42.17	$343.43

Market value per share (Note 1) (Note 2) (Note 8)	$42.20	$343.00

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$639,318,362	$816,679,636	$1,356,204,199

Addition of 12,562,000, 5,483,000 and 2,704,700 shares, respectively (Note 1) (Note 8)	1,481,923,040	3,377,960,087	4,325,482,924
Redemption of 6,158,677, 4,938,000 and 1,642,393 shares, respectively (Note 1) (Note 8)	(846,436,910)	(3,488,395,679)	(2,783,080,738)

Net addition (redemption) of 6,403,323, 545,000 and 1,062,307 shares, respectively (Note 1) (Note 8)	635,486,130	(110,435,592)	1,542,402,186

Net investment income (loss)	8,486,144	(5,973,389)	(20,156,985)
Net realized gain (loss)	(940,103,052)	(151,299,433)	(1,983,414,849)
Change in net unrealized appreciation (depreciation)	5,368,159	90,347,140	(78,354,915)

Net income (loss)	(926,248,749)	(66,925,682)	(2,081,926,749)

Shareholders’ equity, end of period	$348,555,743	$639,318,362	$816,679,636

See accompanying notes to financial statements.

PROSHARES ULTRA VIX
SHORT
-TERM FUTURES ETF
STATEMENTS
OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(926,248,749)	$(66,925,682)	$(2,081,926,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,592,777,850)	(6,484,457,979)	(1,538,510,892)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,630,711,623	6,673,261,241	1,562,047,456
Net amortization and accretion on short-term U.S. government and agency obligations	(3,191,063)	(2,175,055)	(171,636)
Net realized (gain) loss on investments	(13,721)	368,413	(99,746)
Change in unrealized (appreciation) depreciation on investments	3,383	(545,836)	522,824
Decrease (Increase) in receivable on open futures contracts	11,099,936	11,938,053	(17,175,176)
Decrease (Increase) in interest receivable	322,254	(1,241,342)	1,994
Increase (Decrease) in payable to Sponsor	(266,796)	(41,407)	(428,746)
Increase (Decrease) in brokerage commissions and futures account fees payable	(22,684)	(109,083)	(317,184)
Increase (Decrease) in payable on open futures contracts	(904,685)	(8,542,771)	(12,977,019)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(4,817)

Net cash provided by (used in) operating activities	(881,288,352)	121,528,552	(2,089,039,691)

Cash flow from financing activities
Proceeds from addition of shares	1,481,923,040	3,377,960,087	4,374,569,312
Payment on shares redeemed	(846,436,910)	(3,488,395,679)	(2,783,080,738)

Net cash provided by (used in) financing activities	635,486,130	(110,435,592)	1,591,488,574

Net increase (decrease) in cash	(245,802,222)	11,092,960	(497,551,117)
Cash, beginning of period	583,213,839	572,120,879	1,069,671,996

Cash, end of period	$337,411,617	$583,213,839	$572,120,879

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$27,001,312	$11,444,958
Segregated cash balances with brokers for foreign currency forward contracts	2,976,399	1,357,000
Unrealized appreciation on foreign currency forward contracts	1,534,924	1,152,834
Interest receivable	104,541	39,204

Total assets	31,617,176	13,993,996

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,373,167	—
Payable to Sponsor	22,600	10,915
Unrealized depreciation on foreign currency forward contracts	15,639	168,285

Total liabilities	1,411,406	179,200

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,205,770	13,814,796

Total liabilities and shareholders’ equity	$31,617,176	$13,993,996

Shares outstanding	1,099,970	399,970

Net asset value per share	$27.46	$34.54

Market value per share (Note 2)	$27.49	$34.56

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

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,581,276)	$(7,564)	$(626,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(995,769)	(1,499,740)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	1,001,548	1,500,103
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,231)	(260)
Net realized (gain) loss on investments	—	(1,548)	(103)
Change in unrealized (appreciation) depreciation on investments	(534,736)	(1,077,661)	160,199
Decrease (Increase) in interest receivable	(65,337)	(39,109)	16
Increase (Decrease) in payable to Sponsor	11,685	8,961	(430)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(11)

Net cash provided by (used in) operating activities	(2,169,664)	(1,115,373)	(466,876)

Cash flow from financing activities
Proceeds from addition of shares	27,033,889	15,919,421	—
Payment on shares redeemed	(7,688,472)	(4,459,910)	—

Net cash provided by (used in) financing activities	19,345,417	11,459,511	—

Net increase (decrease) in cash	17,175,753	10,344,138	(466,876)
Cash, beginning of period	12,801,958	2,457,820	2,924,696

Cash, end of period	$29,977,711	$12,801,958	$2,457,820

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,673,923 and $89,407,308, respectively)	$49,683,885	$89,426,935
Cash	91,925,442	74,627,051
Segregated cash balances with brokers for futures contracts	49,648,726	65,184,460
Receivable from capital shares sold	—	41,694
Receivable on open futures contracts	654,887	1,604,847
Interest receivable	285,610	384,856

Total assets	192,198,550	231,269,843

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,096,091	1,257,090
Payable on open futures contracts	—	7,102,680
Brokerage commissions and futures account fees payable	3,509	4,134
Payable to Sponsor	135,358	208,602

Total liabilities	3,234,958	8,572,506

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	188,963,592	222,697,337

Total liabilities and shareholders’ equity	$192,198,550	$231,269,843

Shares outstanding	9,105,220	9,305,220

Net asset value per share	$20.75	$23.93

Market value per share (Note 2)	$20.89	$23.85

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations (26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$15,000,000	$14,964,734
5.417% due 02/20/24	25,000,000	24,820,845
5.382% due 03/12/24	10,000,000	9,898,306

Total short-term U.S. government and agency obligations (cost $49,673,923)		$49,683,885

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2024	1,688	$121,265,920	$2,345,922
WTI Crude Oil - NYMEX, expires June 2024	1,769	127,580,280	8,633,394
WTI Crude Oil - NYMEX, expires December 2024	1,836	129,070,800	11,457,003

			$22,436,319

^^	Rates shown represent discount rate at the time of purchase.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations (40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.037% due 02/07/23	$40,000,000	$39,847,752
4.268% due 02/23/23	25,000,000	24,849,655
4.401% due 04/04/23	25,000,000	24,729,528

Total short-term U.S. government and agency obligations (cost $89,407,308)		$89,426,935

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2023	1,780	$143,201,000	$(2,958,031)
WTI Crude Oil - NYMEX, expires June 2023	1,875	150,375,000	11,831,888
WTI Crude Oil - NYMEX, expires December 2023	1,963	151,759,530	1,371,036

			$10,244,893

^^	Rates shown represent discount rate at the time of purchase.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$8,581,404	$4,116,166	$51,207

Expenses
Management fee	1,871,453	3,324,952	847,440
Brokerage commissions	242,865	427,485	139,273
Futures account fees	—	214,920	103,661
Non-recurring fees and expenses	—	14,792	—

Total expenses	2,114,318	3,982,149	1,090,374

Net investment income (loss)	6,467,086	134,017	(1,039,167)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	12,379,340	(108,954,702)	(105,340,654)
Short-term U.S. government and agency obligations	(11,670)	—	45,952

Net realized gain (loss)	12,367,670	(108,954,702)	(105,294,702)

Change in net unrealized appreciation (depreciation) on
Futures contracts	12,191,426	18,654,355	6,227,351
Short-term U.S. government and agency obligations	(9,665)	35,904	(16,277)

Change in net unrealized appreciation (depreciation)	12,181,761	18,690,259	6,211,074

Net realized and unrealized gain (loss)	24,549,431	(90,264,443)	(99,083,628)

Net income (loss)	$31,016,517	$(90,130,426)	$(100,122,795)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$222,697,337	$114,167,602	$96,839,233

Addition of 32,700,000, 44,940,000 and 2,677,500 shares, respectively	695,900,455	1,196,365,904	244,778,776
Redemption of 32,900,000, 37,411,540 and 1,317,734 shares, respectively	(760,650,717)	(997,705,743)	(127,327,612)

Net addition (redemption) of (200,000), 7,528,460 and 1,359,766 shares, respectively	(64,750,262)	198,660,161	117,451,164

Net investment income (loss)	6,467,086	134,017	(1,039,167)
Net realized gain (loss)	12,367,670	(108,954,702)	(105,294,702)
Change in net unrealized appreciation (depreciation)	12,181,761	18,690,259	6,211,074

Net income (loss)	31,016,517	(90,130,426)	(100,122,795)

Shareholders’ equity, end of period	$188,963,592	$222,697,337	$114,167,602

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$31,016,517	$(90,130,426)	$(100,122,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(975,397,647)	(8,926,116,784)	(206,906,890)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,019,874,276	8,895,000,000	151,041,035
Net amortization and accretion on short-term U.S. government and agency obligations	(4,754,914)	(2,358,224)	(20,493)
Net realized (gain) loss on investments	11,670	—	(45,952)
Change in unrealized (appreciation) depreciation on investments	9,665	(35,904)	16,277
Decrease (Increase) in receivable on open futures contracts	949,960	2,459,592	(4,003,537)
Decrease (Increase) in interest receivable	99,246	(383,497)	1,940
Increase (Decrease) in payable to Sponsor	(73,244)	134,331	(6,309)
Increase (Decrease) in brokerage commissions and futures account fees payable	(625)	(3,810)	7,944
Increase (Decrease) in payable on open futures contracts	(7,102,680)	6,927,123	(81,853)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(351)

Net cash provided by (used in) operating activities	64,632,224	(114,507,599)	(160,120,984)

Cash flow from financing activities
Proceeds from addition of shares	695,942,149	1,196,324,210	244,778,776
Payment on shares redeemed	(758,811,716)	(996,448,653)	(127,327,612)

Net cash provided by (used in) financing activities	(62,869,567)	199,875,557	117,451,164

Net increase (decrease) in cash	1,762,657	85,367,958	(42,669,820)
Cash, beginning of period	139,811,511	54,443,553	97,113,373

Cash, end of period	$141,574,168	$139,811,511	$54,443,553

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $61,469,726, respectively)	$—	$61,482,526
Cash	73,282,564	5,724,380
Segregated cash balances with brokers for futures contracts	62,890,001	71,716,800
Receivable from capital shares sold	9,611,378	—
Receivable on open futures contracts	4,446,202	679,248
Interest receivable	447,861	293,818

Total assets	150,678,006	139,896,772

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,365,196
Payable on open futures contracts	9,596,045	282,362
Brokerage commissions and futures account fees payable	10,461	7,497
Payable to Sponsor	108,408	132,197

Total liabilities	9,714,914	5,787,252

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	140,963,092	134,109,520

Total liabilities and shareholders’ equity	$150,678,006	$139,896,772

Shares outstanding (Note 8)	2,933,712	9,933,712

Net asset value per share (Note 8)	$48.05	$13.50

Market value per share (Note 2) (Note 8)	$48.21	$13.78

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2024	12,109	$281,776,430	$(3,553,507)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

	Principal Amount	Value
Short-term U.S. government and agency obligations (46% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.268% due 02/23/23	$22,000,000	$21,867,696
4.258% due 03/09/23	15,000,000	14,885,303
4.401% due 04/04/23	25,000,000	24,729,527

Total short-term U.S. government and agency obligations (cost $61,469,726)		$61,482,526

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2023	6,533	$268,114,320	$85,889,398

^^	Rates shown represent discount rate at the time of purchase.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Investment Income
Interest	$5,542,278	$2,635,445	$44,855

Expenses
Management fee	1,226,758	2,255,264	1,104,237
Brokerage commissions	817,632	713,500	495,800
Futures account fees	104,966	283,983	212,771
Non-recurring fees and expenses	—	10,264	—

Total expenses	2,149,356	3,263,011	1,812,808

Net investment income (loss)	3,392,922	(627,566)	(1,767,953)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	306,791,742	(165,347,108)	9,180,867
Short-term U.S. government and agency obligations	3,839	(106,181)	3,035

Net realized gain (loss)	306,795,581	(165,453,289)	9,183,902

Change in net unrealized appreciation (depreciation) on
Futures contracts	(89,442,905)	72,453,147	13,056,941
Short-term U.S. government and agency obligations	(12,800)	46,805	(34,254)

Change in net unrealized appreciation (depreciation)	(89,455,705)	72,499,952	13,022,687

Net realized and unrealized gain (loss)	217,339,876	(92,953,337)	22,206,589

Net income (loss)	$220,732,798	$(93,580,903)	$20,438,636

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$134,109,520	$242,145,130	$24,977,745

Addition of 52,600,000, 269,080,000 and 6,010,000 shares, respectively (Note 8)	1,538,415,045	2,458,594,426	679,315,441
Redemption of 59,600,000, 261,103,772 and 4,105,000 shares, respectively (Note 8)	(1,752,294,271)	(2,473,049,133)	(482,586,692)

Net addition (redemption) of (7,000,000), 7,976,228 and 1,905,000 shares, respectively (Note 8)	(213,879,226)	(14,454,707)	196,728,749

Net investment income (loss)	3,392,922	(627,566)	(1,767,953)
Net realized gain (loss)	306,795,581	(165,453,289)	9,183,902
Change in net unrealized appreciation (depreciation)	(89,455,705)	72,499,952	13,022,687

Net income (loss)	220,732,798	(93,580,903)	20,438,636

Shareholders’ equity, end of period	$140,963,092	$134,109,520	$242,145,130

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$220,732,798	$(93,580,903)	$20,438,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(297,847,108)	(824,793,791)	(298,825,010)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	360,999,575	888,104,364	184,998,514
Net amortization and accretion on short-term U.S. government and agency obligations	(1,678,902)	(1,030,927)	(26,410)
Net realized (gain) loss on investments	(3,839)	106,181	(3,035)
Change in unrealized (appreciation) depreciation on investments	12,800	(46,805)	34,254
Decrease (Increase) in receivable on open futures contracts	(3,766,954)	1,361,133	(2,040,381)
Decrease (Increase) in interest receivable	(154,043)	(292,069)	(1,201)
Increase (Decrease) in payable to Sponsor	(23,789)	(61,941)	172,109
Increase (Decrease) in brokerage commissions and futures account fees payable	2,964	(39,370)	46,867
Increase (Decrease) in payable on open futures contracts	9,313,683	(11,967,656)	10,706,318
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(140)

Net cash provided by (used in) operating activities	287,587,185	(42,241,784)	(84,499,479)

Cash flow from financing activities
Proceeds from addition of shares	1,528,803,667	2,458,594,426	679,315,441
Payment on shares redeemed	(1,757,659,467)	(2,483,669,939)	(469,204,867)

Net cash provided by (used in) financing activities	(228,855,800)	(25,075,513)	210,110,574

Net increase (decrease) in cash	58,731,385	(67,317,297)	125,611,095
Cash, beginning of period	77,441,180	144,758,477	19,147,382

Cash, end of period	$136,172,565	$77,441,180	$144,758,477

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $39,991,822, respectively)	$—	$39,996,624
Cash	34,758,230	30,687,235
Segregated cash balances with brokers for foreign currency forward contracts	6,332,112	6,844,121
Unrealized appreciation on foreign currency forward contracts	38,029	193,192
Interest receivable	159,359	109,830

Total assets	41,287,730	77,831,002

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	33,372	63,375
Unrealized depreciation on foreign currency forward contracts	1,886,808	2,654,448

Total liabilities	1,920,180	2,717,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	39,367,550	75,113,179

Total liabilities and shareholders’ equity	$41,287,730	$77,831,002

Shares outstanding	1,350,000	2,550,000

Net asset value per share	$29.16	$29.46

Market value per share (Note 2)	$29.15	$29.45

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(1,396,340)	$2,658,652	$(3,102,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(17,987,492)	(61,976,861)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	43,999,990	36,006,161
Net amortization and accretion on short-term U.S. government and agency obligations	—	(28,397)	(7,002)
Net realized (gain) loss on investments	—	(4)	(6,395)
Change in unrealized (appreciation) depreciation on investments	(393,136)	(403,741)	727,970
Decrease (Increase) in receivable on open futures contracts	(17,324)	—	1,317
Decrease (Increase) in interest receivable	634	(41,701)	308
Increase (Decrease) in payable to Sponsor	(3,146)	(12,658)	8,677
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(294)	294
Increase (Decrease) in payable on open futures contracts	(700)	(91,837)	80,127
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(81)

Net cash provided by (used in) operating activities	(1,810,012)	28,092,518	(28,267,597)

Cash flow from financing activities
Proceeds from addition of shares	22,162,736	49,713,634	71,200,336
Payment on shares redeemed	(24,426,654)	(63,776,093)	(61,575,756)

Net cash provided by (used in) financing activities	(2,263,918)	(14,062,459)	9,624,580

Net increase (decrease) in cash	(4,073,930)	14,030,059	(18,643,017)
Cash, beginning of period	16,020,413	1,990,354	20,633,371

Cash, end of period	$11,946,483	$16,020,413	$1,990,354

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Cash	$46,444,776	$21,887,346
Segregated cash balances with brokers for futures contracts	5,494,500	2,820,937
Segregated cash balances with brokers for swap agreements	12,657,595	7,875,000
Receivable from capital shares sold	907,025	972,789
Receivable on open futures contracts	329,629	59,575
Interest receivable	173,799	60,480

Total assets	66,007,324	33,676,127

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	43,464	20,705
Unrealized depreciation on swap agreements	814,174	1,722,623

Total liabilities	857,638	1,743,328

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	65,149,686	31,932,799

Total liabilities and shareholders’ equity	$66,007,324	$33,676,127

Shares outstanding (Note 8)	897,832	410,332

Net asset value per share (Note 8)	$72.56	$77.82

Market value per share (Note 2) (Note 8)	$72.96	$77.20

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$31,932,799	$26,537,000	$28,885,775

Addition of 2,962,500, 1,050,000 and 1,162,500 shares, respectively (Note 8)	209,998,518	109,036,263	117,038,546
Redemption of 2,475,000, 887,500 and 1,175,104 shares, respectively (Note 8)	(194,548,168)	(100,512,779)	(121,147,458)

Net addition (redemption) of 487,500, 162,500 and (12,604) shares, respectively (Note 8)	15,450,350	8,523,484	(4,108,912)

Net investment income (loss)	790,959	(64,184)	(369,924)
Net realized gain (loss)	13,437,583	(1,670,159)	(17,795)
Change in net unrealized appreciation (depreciation)	3,537,995	(1,393,342)	2,147,856

Net income (loss)	17,766,537	(3,127,685)	1,760,137

Shareholders’ equity, end of period	$65,149,686	$31,932,799	$26,537,000

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$17,766,537	$(3,127,685)	$1,760,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,876,608)	(20,979,052)	(67,987,944)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	39,937,156	43,997,092	45,004,575
Net amortization and accretion on short-term U.S. government and agency obligations	(61,454)	(24,933)	(7,080)
Net realized (gain) loss on investments	906	2,014	(4,672)
Change in unrealized (appreciation) depreciation on investments	(908,449)	(199,651)	(1,275,287)
Decrease (Increase) in receivable on open futures contracts	(270,054)	(44,129)	23,999
Decrease (Increase) in interest receivable	(113,319)	(60,102)	436
Increase (Decrease) in payable to Sponsor	22,759	(7,855)	3,003
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(747)	747
Increase (Decrease) in payable on open futures contracts	—	(5,840)	(80,442)
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(133)

Net cash provided by (used in) operating activities	16,497,474	19,549,112	(22,562,661)

Cash flow from financing activities
Proceeds from addition of shares	210,064,282	108,063,474	117,038,546
Payment on shares redeemed	(194,548,168)	(100,512,779)	(121,147,458)

Net cash provided by (used in) financing activities	15,516,114	7,550,695	(4,108,912)

Net increase (decrease) in cash	32,013,588	27,099,807	(26,671,573)
Cash, beginning of period	32,583,283	5,483,476	32,155,049

Cash, end of period	$64,596,871	$32,583,283	$5,483,476

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ – and $ 22,995,298 , respectively)	$—	$22,998,059
Cash	21,807,595	451,616
Segregated cash balances with brokers for foreign currency forward contracts	3,434,732	3,652,511
Unrealized appreciation on foreign currency forward contracts	129,697	963,369
Interest receivable	100,284	36,071

Total assets	25,472,308	28,101,626

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,683,455
Payable to Sponsor	20,676	29,633
Unrealized depreciation on foreign currency forward contracts	1,441,622	3,990,802

Total liabilities	1,462,298	6,703,890

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,010,010	21,397,736

Total liabilities and shareholders’ equity	$25,472,308	$28,101,626

Shares outstanding (Note 8)	697,160	797,160

Net asset value per share (Note 8)	$34.44	$26.84

Market value per share (Note 2) (Note 8)	$34.47	$26.79

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
Shareholders’ equity, beginning of period	$21,397,736	$24,840,784	$23,691,070

Addition of 1,100,000, 2,600,000 and 800,000 shares, respectively (Note 8)	33,387,001	72,537,699	15,241,370
Redemption of 1,200,000, 3,000,000 and 1,000,000 shares, respectively (Note 8)	(36,286,317)	(81,334,247)	(19,403,499)

Net addition (redemption) of (100,000), (400,000) and (200,000) shares, respectively (Note 8)	(2,899,316)	(8,796,548)	(4,162,129)

Net investment income (loss)	818,969	121,996	(247,388)
Net realized gain (loss)	2,979,874	9,123,513	4,126,928
Change in net unrealized appreciation (depreciation)	1,712,747	(3,892,009)	1,432,303

Net income (loss)	5,511,590	5,353,500	5,311,843

Shareholders’ equity, end of period	$24,010,010	$21,397,736	$24,840,784

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

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(35,837,029)	$5,086,819	$(15,757,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(294,811,992)	(141,619,621)	(183,916,661)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	345,000,000	177,998,548	143,022,182
Net amortization and accretion on short-term U.S. government and agency obligations	(311,311)	(318,657)	(21,569)
Net realized (gain) loss on investments	—	336	(22,182)
Change in unrealized (appreciation) depreciation on investments	5,651	(19,985)	14,993
Decrease (Increase) in receivable on open futures contracts	4,849	(79,397)	183,680
Decrease (Increase) in interest receivable	(53,638)	(87,083)	(454)
Increase (Decrease) in payable to Sponsor	(31,731)	(27,319)	32,974
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,812)	(3,436)	(3,271)
Increase (Decrease) in payable on open futures contracts	—	(94,495)	94,495

Net cash provided by (used in) operating activities	13,962,987	40,835,710	(56,373,185)

Cash flow from financing activities
Proceeds from addition of shares	43,215,317	73,779,874	101,849,396
Payment on shares redeemed	(53,527,104)	(107,727,414)	(46,207,226)

Net cash provided by (used in) financing activities	(10,311,787)	(33,947,540)	55,642,170

Net increase (decrease) in cash	3,651,200	6,888,170	(731,015)
Cash, beginning of period	33,959,989	27,071,819	27,802,834

Cash, end of period	$37,611,189	$33,959,989	$27,071,819

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,648,776 and $89,329,814, respectively)	$59,660,373	$89,347,714
Cash	22,277,582	33,526,868
Segregated cash balances with brokers for futures contracts	72,849,393	141,752,988
Receivable on open futures contracts	2,362,837	2,671,783
Interest receivable	254,671	403,667

Total assets	157,404,856	267,703,020

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	570,473
Payable on open futures contracts	580	369,995
Brokerage commissions and futures account fees payable	11,961	27,102
Payable to Sponsor	70,569	155,130

Total liabilities	83,110	1,122,700

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	157,321,746	266,580,320

Total liabilities and shareholders’ equity	$157,404,856	$267,703,020

Shares outstanding (Note 1) (Note 8)	2,537,737	1,169,141

Net asset value per share (Note 1) (Note 8)	$61.99	$228.01

Market value per share (Note 1) (Note 2) (Note 8)	$62.04	$227.60

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

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021

Shareholders’ equity, beginning of period	$266,580,320	$269,703,164	$293,390,549

Addition of 3,315,000, 2,025,000 and 1,130,313 shares, respectively (Note 1) (Note 8)	402,345,393	625,710,255	696,075,984
Redemption of 1,946,404, 1,747,500 and 505,250 shares, respectively (Note 1) (Note 8)	(242,890,565)	(613,078,751)	(331,741,942)

Net addition (redemption) of 1,368,596, 277,500 and 625,063 shares, respectively (Note 1) (Note 8)	159,454,828	12,631,504	364,334,042

Net investment income (loss)	6,523,331	(458,127)	(3,922,951)
Net realized gain (loss)	(275,363,159)	(35,673,890)	(360,304,827)
Change in net unrealized appreciation (depreciation)	126,426	20,377,669	(23,793,649)

Net income (loss)	(268,713,402)	(15,754,348)	(388,021,427)

Shareholders’ equity, end of period	$157,321,746	$266,580,320	$269,703,164

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(268,713,402)	$(15,754,348)	$(388,021,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(712,835,220)	(4,010,889,547)	(561,816,463)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	746,625,222	4,073,968,933	496,034,743
Net amortization and accretion on short-term U.S. government and agency obligations	(4,118,623)	(1,520,900)	(70,054)
Net realized (gain) loss on investments	9,659	(429)	(37,661)
Change in unrealized (appreciation) depreciation on investments	6,303	(43,873)	27,120
Decrease (Increase) in receivable on open futures contracts	308,946	(2,421,611)	2,045,413
Decrease (Increase) in interest receivable	148,996	(401,893)	1,041
Increase (Decrease) in payable to Sponsor	(84,561)	(31,723)	30,221
Increase (Decrease) in brokerage commissions and futures account fees payable	(15,141)	(11,824)	(42,123)
Increase (Decrease) in payable on open futures contracts	(369,415)	(1,694,336)	1,832,431

Net cash provided by (used in) operating activities	(239,037,236)	41,198,449	(450,016,759)

Cash flow from financing activities
Proceeds from addition of shares	402,345,393	628,736,869	693,049,370
Payment on shares redeemed	(243,461,038)	(612,508,278)	(331,741,942)

Net cash provided by (used in) financing activities	158,884,355	16,228,591	361,307,428

Net increase (decrease) in cash	(80,152,881)	57,427,040	(88,709,331)
Cash, beginning of period	175,279,856	117,852,816	206,562,147

Cash, end of period	$95,126,975	$175,279,856	$117,852,816

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $690,346,244 and $1,466,423,925, respectively)	$690,474,277	$1,466,680,542
Cash	1,209,034,101	625,964,378
Segregated cash balances with brokers for futures contracts	1,029,381,720	1,375,178,017
Segregated cash balances with brokers for foreign currency forward contracts	13,366,243	12,956,632
Segregated cash balances with brokers for swap agreements	345,924,043	262,053,745
Unrealized appreciation on swap agreements	21,033,528	119,880,255
Unrealized appreciation on foreign currency forward contracts	2,011,074	2,823,510
Receivable from capital shares sold	22,784,178	1,014,483
Receivable on open futures contracts	29,722,683	75,418,707
Interest receivable	6,486,760	4,920,772

Total assets	3,370,218,607	3,946,891,041

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	39,357,935	32,725,077
Payable on open futures contracts	38,056,063	13,776,366
Brokerage commissions and futures account fees payable	131,497	165,165
Payable to Sponsor	2,654,226	3,210,113
Unrealized depreciation on swap agreements	3,841,216	2,315,580
Unrealized depreciation on foreign currency forward contracts	3,345,544	6,911,994

Total liabilities	87,386,481	59,104,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,282,832,126	3,887,786,746

Total liabilities and shareholders’ equity	$3,370,218,607	$3,946,891,041

Shares outstanding (Note 1) (Note 8)	82,617,848	87,117,594

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

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2023	2022*	2021

Shareholders’ equity, beginning of period	$3,887,786,746	$4,173,474,343	$4,474,251,414

Addition of 186,662,500, 388,086,500 and 66,638,513 shares, respectively (Note 1) (Note 8)	11,067,788,777	12,319,404,610	7,879,243,191
Redemption of 191,162,246, 399,574,812 and 113,828,981 shares, respectively (Note 1) (Note 8)	(9,191,332,377)	(12,700,873,620)	(6,496,056,379)

Net addition (redemption) of (4,499,746) , (11,488,312) and (47,190,468) shares, respectively (Note 1) (Note 8)	1,876,456,400	(381,469,010)	1,383,186,812

Net investment income (loss)	91,183,553	(10,189,553)	(57,476,011)
Net realized gain (loss)	(2,716,520,875)	321,313,828	(1,555,465,807)
Change in net unrealized appreciation (depreciation)	143,926,302	(215,342,862)	(71,022,065)

Net income (loss)	(2,481,411,020)	95,781,413	(1,683,963,883)

Shareholders’ equity, end of period	$3,282,832,126	$3,887,786,746	$4,173,474,343

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022 ***	2021
	(As Restated)	(As Restated)	(As Restated)

Cash flow from operating activities
Net income (loss)	$(2,481,411,020)	$95,781,413	$(1,683,963,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,326,977,643)	(55,926,795,459)	(9,150,624,906)
Proceeds from sales or maturities of short-term U.S government and agency obligations	30,165,855,686	56,988,696,650	7,681,440,016
Net amortization and accretion on short-term U.S government and agency obligations	(62,959,990)	(22,866,632)	(1,040,586)
Net realized (gain) loss on investments	159,628	264,402	(529,886)
Change in unrealized (appreciation) depreciation on investments	97,746,933	(3,608,065)	(35,006,984)
Decrease (Increase) in receivable on futures contracts	45,696,024	75,509,837	(42,077,544)
Decrease (Increase) in interest receivable	(1,565,988)	(4,897,829)	43,928
Increase (Decrease) in payable to Sponsor	(555,887)	31,527	(229,087)
Increase (Decrease) in brokerage commissions and futures account fees payable	(33,668)	(311,076)	(214,764)
Increase (Decrease) in payable on futures contracts	24,279,697	(41,100,321)	27,002,294
Increase (Decrease) in non-recurring fees and expenses payable	—	—	(48,070)

Net cash provided by (used in) operating activities	(1,539,766,228)	1,160,704,447	(3,205,249,472)

Cash flow from financing activities
Proceeds from addition of shares	11,046,019,082	12,341,865,482	7,904,854,224
Payment on shares redeemed	(9,184,699,519)	(12,693,743,445)	(6,488,741,921)

Net cash provided by (used in) financing activities	1,861,319,563	(351,877,963)	1,416,112,303

Net increase (decrease) in cash	321,553,335	808,826,484	(1,789,137,169)
Cash, beginning of period	2,276,152,772	1,467,326,288	3,256,463,457

Cash, end of period	2,597,706,107	2,276,152,772	$1,467,326,288

***	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
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
Restatement of Previously Issued Form 10-Q and Form 10-K Filings
ProShares Trust II (the “Trust”) identified an error related to the classification of amounts on the Statements of Financial Condition between “Segregated cash balances with brokers for futures contracts” and “Receivable (Payable) on open futures contracts” for Trust filings for each quarterly Form 10-Q and annual Form 10-K filing for the period December 31, 2021, through June 30, 2024, for five Funds. The Statement of Cash Flows was the only other statement affected by these misclassifications. No other financial statement or financial statement disclosure in the Forms 10-Q or Form 10-K filings were affected by these errors. The misclassifications did not change the Shareholder Equity, net asset value per share, or total return of any Fund. The Funds impacted were: ProShares Short VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX Short-Term Futures ETF, ProShares UltraShort Bloomberg Natural Gas, and ProShares VIX
Short
-Term Futures ETF (the “Affected Funds”).
These misclassifications were caused by a misinterpretation of amounts on a futures commission merchant statement and resulted in reclassifications between accounts. There is no impact on the Affected Funds’ performance, investment results, net asset values or income. The impact of these adjustments is shown in the table below.

Statements of Financial Condition
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	December 31, 2023			December 31, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	88,647,616	19,191,436	107,839,052	127,094,546	26,960,318	154,054,864
Receivable on open futures contracts	30,330,665	(19,116,505)	11,214,160	67,086,947	(26,960,318)	40,126,629

Total Assets	283,337,788	74,931	283,412,719	NR	NR	NR

Liabilities and shareholders’ equity
Payable on open futures contracts	372,680	74,931	447,611	NR	NR	NR

Total Liabilities	16,153,429	74,931	16,228,360	NR	NR	NR

Total liabilities and shareholders’ equity	283,337,788	74,931	283,412,719	NR	NR	NR

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	36,756,282	(7,843,813)	28,912,469	32,457,391	26,960,318	59,417,709
Increase (Decrease) in payable on futures contracts	372,680	74,931	447,611	—	—	—

Net Cash provided by (used in) operating activities	241,184,249	(7,768,882)	233,415,367	35,215,021	26,960,318	62,175,339

Net Increase (decrease) in cash	9,192,910	(7,768,882)	1,424,028	(49,064,043)	26,960,318	(22,103,725)
Cash, beginning of period	133,946,941	26,960,318	160,907,259	183,010,984	—	183,010,984

Cash, End of period	143,139,851	19,191,436	162,331,287	133,946,941	26,960,318	160,907,259

Statements of Financial Condition
PROSHARES ULTRA BLOOMBERG NATURAL GAS

	December 31, 2023			December 31, 2022			December 31, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	256,589,331	118,272,358	374,861,689	163,045,170	150,981,820	314,026,990	NR	NR	NR
Receivable on open futures contracts	117,168,017	(117,168,017)	—	149,650,221	(149,650,221)	—	NR	NR	NR

Total Assets	770,676,725	1,104,341	771,781,066	590,298,965	1,331,599	591,630,564	NR	NR	NR

Liabilities and shareholders’ equity
Payable on open futures contracts	20,739,542	1,104,341	21,843,883	1,835,443	1,331,599	3,167,042	NR	NR	NR

Total Liabilities	40,783,917	1,104,341	41,888,258	4,147,852	1,331,599	5,479,451	NR	NR	NR

Total liabilities and shareholders’ equity	770,676,725	1,104,341	771,781,066	590,298,965	1,331,599	591,630,564	NR	NR	NR

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	32,482,204	(32,482,204)	—	(115,651,601)	124,674,721	9,023,120	(20,222,769)	24,975,500	4,752,731
Increase (Decrease) in payable on futures contracts	18,904,099	(227,258)	18,676,841	(3,568,215)	1,331,599	(2,236,616)	5,403,658	—	5,403,658

Net Cash provided by (used in) operating activities	(1,455,785,289)	(32,709,462)	(1,488,494,751)	(483,837,000)	126,006,320	(357,830,680)	(143,849,326)	24,975,500	(118,873,826)

Net Increase (decrease) in cash	406,107,359	(32,709,462)	373,397,897	122,598,939	126,006,320	248,605,259	(83,156,997)	24,975,500	(58,181,497)
Cash, beginning of period	176,734,664	150,981,820	327,716,484	54,135,725	24,975,500	79,111,225	137,292,722	—	137,292,722

Cash, End of period	582,842,023	118,272,358	701,114,381	176,734,664	150,981,820	327,716,484	54,135,725	24,975,500	79,111,225

Statements of Financial Condition
PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	December 31, 2023			December 31, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	210,845,154	39,950,507	250,795,661	323,761,025	188,366,332	512,127,357
Receivable on open futures contracts	50,510,206	(39,950,507)	10,559,699	209,470,270	(187,810,635)	21,659,635

Total Assets	NR	NR	NR	640,296,551	555,697	640,852,248

Liabilities and shareholders’ equity
Payable on open futures contracts	NR	NR	NR	348,988	555,697	904,685

Total Liabilities	NR	NR	NR	978,189	555,697	1,533,886

Total liabilities and shareholders’ equity	NR	NR	NR	640,296,551	555,697	640,852,248

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	158,960,064	(147,860,128)	11,099,936	(175,872,582)	187,810,635	11,938,053
Increase (Decrease) in payable on futures contracts	(348,988)	(555,697)	(904,685)	(9,098,468)	555,697	(8,542,771)

Net Cash provided by (used in) operating activities	(732,872,527)	(148,415,825)	(881,288,352)	(66,837,780)	188,366,332	121,528,552

Net Increase (decrease) in cash	(97,386,397)	(148,415,825)	(245,802,222)	(177,273,372)	188,366,332	11,092,960
Cash, beginning of period	394,847,507	188,366,332	583,213,839	572,120,879	—	572,120,879

Cash, End of period	297,461,110	39,950,507	337,411,617	394,847,507	188,366,332	583,213,839

Statements of Financial Condition
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	December 31, 2023			December 31, 2022			December 31, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	35,326,076	27,563,925	62,890,001	38,758,160	32,958,640	71,716,800	NR	NR	NR
Receivable on open futures contracts	22,414,082	(17,967,880)	4,446,202	33,637,888	(32,958,640)	679,248	NR	NR	NR

Total Assets	141,081,961	9,596,045	150,678,006	NR	NR	NR	NR	NR	NR

Liabilities and shareholders’ equity
Payable on open futures contracts	—	9,596,045	9,596,045	NR	NR	NR	NR	NR	NR

Total Liabilities	118,869	9,596,045	9,714,914	NR	NR	NR	NR	NR	NR

Total liabilities and shareholders’ equity	141,081,961	9,596,045	150,678,006	NR	NR	NR	NR	NR	NR

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	11,223,806	(14,990,760)	(3,766,954)	(3,547,537)	4,908,670	1,361,133	(30,090,351)	28,049,970	(2,040,381)
Increase (Decrease) in payable on futures contracts	(282,362)	9,596,045	9,313,683	(8,260,076)	(3,707,580)	(11,967,656)	6,998,738	3,707,580	10,706,318

Net Cash provided by (used in) operating activities	292,981,900	(5,394,715)	287,587,185	(43,442,874)	1,201,090	(42,241,784)	(116,257,029)	31,757,550	(84,499,479)

Net Increase (decrease) in cash	64,126,100	(5,394,715)	58,731,385	(68,518,387)	1,201,090	(67,317,297)	93,853,545	31,757,550	125,611,095
Cash, beginning of period	44,482,540	32,958,640	77,441,180	113,000,927	31,757,550	144,758,477	19,147,382	—	19,147,382

Cash, End of period	108,608,640	27,563,925	136,172,565	44,482,540	32,958,640	77,441,180	113,000,927	31,757,550	144,758,477

Statements of Financial Condition
PROSHARES VIX SHORT-TERM FUTURES ETF

	December 31, 2023			December 31, 2022			December 31, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	59,164,337	13,685,056	72,849,393	91,634,942	50,118,046	141,752,988	NR	NR	NR
Receivable on open futures contracts	16,047,893	(13,685,056)	2,362,837	52,643,553	(49,971,770)	2,671,783	NR	NR	NR

Total Assets	NR	NR	NR	267,556,744	146,276	267,703,020	NR	NR	NR

Liabilities and shareholders’ equity
Payable on open futures contracts	NR	NR	NR	223,719	146,276	369,995	NR	NR	NR

Total Liabilities	NR	NR	NR	976,424	146,276	1,122,700	NR	NR	NR

Total liabilities and shareholders’ equity	NR	NR	NR	267,556,744	146,276	267,703,020	NR	NR	NR

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	36,595,660	(36,286,714)	308,946	(50,528,321)	48,106,710	(2,421,611)	180,353	1,865,060	2,045,413
Increase (Decrease) in payable on futures contracts	(223,139)	(146,276)	(369,415)	(1,813,672)	119,336	(1,694,336)	1,805,491	26,940	1,832,431

Net Cash provided by (used in) operating activities	(202,604,246)	(36,432,990)	(239,037,236)	(7,027,597)	48,226,046	41,198,449	(451,908,759)	1,892,000	(450,016,759)

Net Increase (decrease) in cash	(43,719,891)	(36,432,990)	(80,152,881)	9,200,994	48,226,046	57,427,040	(90,601,331)	1,892,000	(88,709,331)
Cash, beginning of period	125,161,810	50,118,046	175,279,856	115,960,816	1,892,000	117,852,816	206,562,147	—	206,562,147

Cash, End of period	81,441,919	13,685,056	95,126,975	125,161,810	50,118,046	175,279,856	115,960,816	1,892,000	117,852,816

Statements of Financial Condition
PROSHARES TRUST II

	December 31, 2023			December 31, 2022			December 31, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets

Segregated cash balances with brokers for futures contracts	810,718,438	218,663,282	1,029,381,720	925,792,861	449,385,156	1,375,178,017	NR	NR	NR
Receivable on open futures contracts	237,610,648	(207,887,965)	29,722,683	522,770,291	(447,351,584)	75,418,707	NR	NR	NR

Total Assets	3,359,443,290	10,775,317	3,370,218,607	3,944,857,469	2,033,572	3,946,891,041	NR	NR	NR

Liabilities and shareholders’ equity
Payable on open futures contracts	27,280,746	10,775,317	38,056,063	11,742,794	2,033,572	13,776,366	NR	NR	NR

Total Liabilities	76,611,164	10,775,317	87,386,481	57,070,723	2,033,572	59,104,295	NR	NR	NR

Total liabilities and shareholders’ equity	3,359,443,290	10,775,317	3,370,218,607	3,944,857,469	2,033,572	3,946,891,041	NR	NR	NR

Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	285,159,643	(239,463,619)	45,696,024	(316,951,217)	392,461,054	75,509,837	(96,968,074)	54,890,530	(42,077,544)
Increase (Decrease) in payable on futures contracts	15,537,952	8,741,745	24,279,697	(39,399,373)	(1,700,948)	(41,100,321)	23,267,774	3,734,520	27,002,294

Net Cash provided by (used in) operating activities	(1,309,044,354)	(230,721,874)	(1,539,766,228)	769,944,341	390,760,106	1,160,704,447	(3,263,874,522)	58,625,050	(3,205,249,472)

Net Increase (decrease) in cash	552,275,209	(230,721,874)	321,553,335	418,066,378	390,760,106	808,826,484	(1,847,762,219)	58,625,050	(1,789,137,169)
Cash, beginning of period	1,826,767,616	449,385,156	2,276,152,772	1,408,701,238	58,625,050	1,467,326,288	3,256,463,457	—	3,256,463,457

Cash, End of period	2,379,042,825	218,663,282	2,597,706,107	1,826,767,616	449,385,156	2,276,152,772	1,408,701,238	58,625,050	1,467,326,288

NR - Not Restated.

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

F-1
12

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

F-1
13

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

F-1
14

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
15

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

F-1
20

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

F-1
21

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

F-1
2
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

F-1
2
3

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

F-1
24

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

F-1
25

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

F-12
6

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

F-12
7

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
8

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
9

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

F-1
30

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2023:
For the Year Ended December 31, 2023

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$1,815.41	$11.27	$55.09	$31.75
Net investment income (loss)	1.05	0.60	7.13	0.38	1.81	0.75
Net realized and unrealized gain (loss)#	21.29	(4.58)	(1,679.81)	0.21	6.93	(5.21)
Change in net asset value from operations	22.34	(3.98)	(1,672.68)	0.59	8.74	(4.46)
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$55.27	$32.00
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Total Return, at net asset value	76.1%	(13.2)%	(92.1)%	5.2%	15.9%	(14.1)%
Total Return, at market value	76.2%	(13.9)%	(92.0)%	5.2%	15.6%	(15.1)%
Ratios to Average Net Assets
Expense ratio^^	1.16%	0.99%	1.38%	0.95%	0.96%	0.98%
Net investment income gain (loss)	2.74%	2.16%	2.24%	3.29%	3.02%	2.64%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-1
31

For the Year Ended December 31, 2023

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas * *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50	$29.46	$31.10
Net investment income (loss)	2.11	0.96	0.70	0.77	0.97	0.83
Net realized and unrealized gain (loss)#	(303.37)	(8.04)	(3.88)	33.78	(1.27)	(5.54)
Change in net asset value from operations	(301.26)	(7.08)	(3.18)	34.55	(0.30)	(4.71)
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$26.39
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78	$29.45	$30.99
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$26.37
Total Return, at net asset value	(87.7)%	(20.5)%	(13.3)%	255.9%	(1.0)%	(15.2)%
Total Return, at market value	(87.7)%	(20.5)%	(12.4)%	249.8%	(1.0)%	(14.9)%
Ratios to Average Net Assets
Expense ratio^^	1.61%	0.95%	1.07%	1.66%	0.95%	0.98%
Net investment income gain (loss)	1.84%	3.40%	3.28%	2.63%	3.28%	2.95%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-1
32

For the Year Ended December 31, 2023

Per Share Operating Performance	UltraShort Silver * *	UltraShort Yen * *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$77.82	$26.84	$30.41	$228.01
Net investment income (loss)	2.02	1.08	0.71	3.42
Net realized and unrealized gain (loss)#	(7.28)	6.52	(14.38)	(169.44)
Change in net asset value from operations	(5.26)	7.60	(13.67)	(166.02)
Net asset value, at December 31, 2023	$72.56	$34.44	$16.74	$61.99
Market value per share, at December 31, 2022 †	$77.20	$26.79	$30.36	$227.60
Market value per share, at December 31, 2023 †	$72.96	$34.47	$16.75	$62.04
Total Return, at net asset value	(6.8)%	28.3%	(45.0)%	(72.8)%
Total Return, at market value	(5.5)%	28.7%	(44.8)%	(72.7)%
Ratios to Average Net Assets
Expense ratio^^	1.08%	0.95%	0.99%	1.07%
Net investment income gain (loss)	2.61%	3.33%	3.12%	2.93%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
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

F-1
33

Selected data for a Share outstanding throughout the year ended December 31, 2022:
For the Year Ended December 31, 2022

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2021	$30.78	$21.54	$2,555.42	$13.32	$59.69	$34.84
Net investment income (loss)	(0.09)	(0.08)	12.73	0.05	(0.01)	(0.02)
Net realized and unrealized gain (loss)#	(1.34)	8.80	(752.74)	(2.10)	(4.59)	(3.07)
Change in net asset value from operations	(1.43)	8.72	(740.01)	(2.05)	(4.60)	(3.09)
Net asset value, at December 31, 2022	$29.35	$30.26	$1,815.41	$11.27	$55.09	$31.75
Market value per share, at December 31, 2021 †	$30.78	$21.70	$2,609.00	$13.33	$59.81	$34.74
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$55.27	$32.00
Total Return, at net asset value	(4.6)%	40.5%	(29.0)%	(15.4)%	(7.7)%	(8.9)%
Total Return, at market value	(4.7)%	39.7%	(31.9)%	(15.5)%	(7.6)%	(7.9)%
Ratios to Average Net Assets
Expense ratio^^	1.21%	1.04%	1.27%	0.96%	0.99%	0.99%
Net investment income gain (loss)	(0.35)%	(0.22)%	0.27%	0.46%	(0.01)%	(0.08)%

*	See Note 8 of these Notes to Financial Statements.
**	See Note 1 and Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-1
34

For the Year Ended December 31, 2022

	Ultra VIX		UltraShort	UltraShort
Per Share Operating	Short-Term		Bloomberg	Bloomberg
Performance	Futures ETF *	Ultra Yen	Crude Oil	Natural Gas *

Net asset value, at December 31, 2021	$620.31	$47.29	$64.26	$123.70
Net investment income (loss)	(3.78)	0.26	0.01	(0.03)
Net realized and unrealized gain (loss)#	(273.10)	(13.01)	(40.34)	(110.17)
Change in net asset value from operations	(276.88)	(12.75)	(40.33)	(110.20)
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50
Market value per share, at December 31, 2021 †	$621.50	$47.29	$63.75	$121.10
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78
Total Return, at net asset value	(44.6)%	(27.0)%	(62.8)%	(89.1)%
Total Return, at market value	(44.8)%	(26.9)%	(62.6)%	(88.6)%
Ratios to Average Net Assets
Expense ratio^^	1.56%	0.96%	1.14%	1.37%
Net investment income gain (loss)	(0.63)%	0.80%	0.04%	(0.26)%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-1
35

For the Year Ended December 31, 2022

					VIX Mid-	VIX Short-
Per Share Operating	UltraShort	UltraShort	UltraShort	UltraShort	Term Futures	Term Futures
Performance	Euro	Gold	Silver *	Yen *	ETF	ETF *
Net asset value, at December 31, 2021	$25.84	$31.71	$107.08	$20.75	$30.61	$302.48
Net investment income (loss)	0.10	(0.07)	(0.27)	0.09	(0.03)	(0.41)
Net realized and unrealized gain (loss)#	3.52	(0.54)	(28.99)	6.00	(0.17)	(74.06)
Change in net asset value from operations	3.62	(0.61)	(29.26)	6.09	(0.20)	(74.47)
Net asset value, at December 31, 2022	$29.46	$31.10	$77.82	$26.84	$30.41	$228.01
Market value per share, at December 31, 2021 †	$25.86	$31.66	$107.36	$20.75	$30.57	$303.40
Market value per share, at December 31, 2022 †	$29.45	$30.99	$77.20	$26.79	$30.36	$227.60
Total Return, at net asset value	14.0%	(1.9)%	(27.3)%	29.4%	(0.7)%	(24.6)%
Total Return, at market value	13.9%	(2.1)%	(28.1)%	29.1%	(0.7)%	(25.0)%
Ratios to Average Net Assets
Expense ratio^^	0.96%	1.00%	1.08%	0.95%	1.01%	1.15%
Net investment income gain (loss)	0.32%	(0.23)%	(0.25)%	0.31%	(0.10)%	(0.13)%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
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

F-13
6

Selected data for a Share outstanding throughout the year ended December 31, 2021
For the Year Ended December 31, 2021

		Short VIX	Ultra	Ultra
Per Share Operating		Short-Term	Bloomberg	Bloomberg
Performance	Short Euro	Futures ETF *	Crude Oil	Natural Gas *	Ultra Euro	Ultra Gold
Net asset value, at December 31, 2020	$41.92	$20.71	$9.10	$2,099.54	$15.79	$67.57
Net investment income (loss)	(0.39)	(0.34)	(0.18)	(49.48)	(0.13)	(0.57)
Net realized and unrealized gain (loss)#	3.38	10.41	12.62	505.36	(2.34)	(7.31)
Change in net asset value from operations	2.99	10.07	12.44	455.88	(2.47)	(7.88)
Net asset value, at December 31, 2021	$44.91	$30.78	$21.54	$2,555.42	$13.32	$59.69
Market value per share, at December 31, 2020 †	$41.35	$20.72	$9.07	$2,107.00	$15.81	$68.20
Market value per share, at December 31, 2021 †	$44.92	$30.78	$21.70	$2,609.00	$13.33	$59.81
Total Return, at net asset value	7.1%	48.6%	136.8%	21.7%	(15.6)%	(11.7)%
Total Return, at market value	8.6%	48.5%	139.3%	23.8%	(15.7)%	(12.3)%
Ratios to Average Net Assets
Expense ratio^^	0.97%	1.36%	1.10%	1.53%	0.95%	1.00%
Net investment income gain (loss)	(0.91)%	(1.34)%	(1.06)%	(1.48)%	(0.90)%	(0.96)%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-13
7

For the Year Ended December 31, 2021

Per Share Operating Performance	Ultra Silver	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Australian Dollar	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2020	$50.71	$5,333.88	$59.83	$44.45	$232.23	$475.92
Net investment income (loss)	(0.42)	(29.68)	(0.48)	(0.46)	(1.13)	(1.96)
Net realized and unrealized gain (loss)#	(15.45)	(4,683.89)	(12.06)	4.26	(166.84)	(350.26)
Change in net asset value from operations	(15.87)	(4,713.57)	(12.54)	3.80	(167.97)	(352.22)
Net asset value, at December 31, 2021	$34.84	$620.31	$47.29	$48.25	$64.26	$123.70
Market value per share, at December 31, 2020 †	$51.28	$5,325.00	$59.82	$43.89	$232.80	$473.80
Market value per share, at December 31, 2021 †	$34.74	$621.50	$47.29	$48.41	$63.75	$121.10
Total Return, at net asset value	(31.3)%	(88.4)%	(21.0)%	8.5%	(72.3)%	(74.0)%
Total Return, at market value	(32.3)%	(88.3)%	(20.9)%	10.3%	(72.6)%	(74.4)%
Ratios to Average Net Assets
Expense ratio^^	1.02%	1.74%	0.95%	1.03%	1.22%	1.56%
Net investment income gain (loss)	(0.98)%	(1.72)%	(0.90)%	(0.98)%	(1.16)%	(1.52)%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

F-13
8

For the Year Ended December 31, 2021

					VIX Mid-	VIX Short-
Per Share Operating	UltraShort	UltraShort	UltraShort	UltraShort	Term Futures	Term Futures
Performance	Euro	Gold	Silver *	Yen *	ETF	ETF *
Net asset value, at December 31, 2020	$22.53	$31.43	$110.91	$16.96	$36.73	$1,100.58
Net investment income (loss)	(0.22)	(0.33)	(1.09)	(0.17)	(0.33)	(6.41)
Net realized and unrealized gain (loss)#	3.53	0.61	(2.74)	3.96	(5.79)	(791.69)
Change in net asset value from operations	3.31	0.28	(3.83)	3.79	(6.12)	(798.10)
Net asset value, at December 31, 2021	$25.84	$31.71	$107.08	$20.75	$30.61	$302.48
Market value per share, at December 31, 2020 †	$22.52	$31.14	$109.60	$16.96	$36.70	$1,099.20
Market value per share, at December 31, 2021 †	$25.86	$31.66	$107.36	$20.75	$30.57	$303.40
Total Return, at net asset value	14.7%	0.9%	(3.5)%	22.4%	(16.7)%	(72.5)%
Total Return, at market value	14.8%	1.7%	(2.0)%	22.4%	(16.7)%	(72.4)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	1.03%	1.10%	0.95%	1.04%	1.21%
Net investment income gain (loss)	(0.90)%	(0.98)%	(1.06)%	(0.90)%	(1.00)%	(1.18)%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
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
39

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

F-1
40

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

F-1
41

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

F-1
42

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

F-1
43

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
NOTE 8 – SUBSEQUENT EVENTS
On March 20, 2024, the Trust announced a
2-for-1 forward split of the shares of beneficial interest of ProShares Short VIX Short-Term Futures (ticker symbol: SVXY) and ProShares UltraShort Bloomberg Natural Gas (ticker symbol: KOLD) an
d a 1-for-5 reverse split of the shares of beneficial interest of ProShares Ultra VIX Short-Term Futures (ticker symbol: UVXY). The splits were effective prior to market open on April 11, 2024, when the funds began trading at its post-split price. The splits were applied retroactively for all periods presented, reducing (increasing) the number of shares outstanding and resulted in a proportionate increase (decrease) in the price per share and the per share information of the fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split
s.
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
On October 28, 2024, the Trust announced a 2-for-1 forward split of the shares of beneficial interest of ProShares UltraShort Yen (ticker symbol: YCS) and a 1-for-4 reverse split of the shares of beneficial interest of ProShares UltraShort Silver (ticker symbol: ZSL) and ProShares VIX Short-Term Futures (ticker symbol: VIXY) and a 1-for-5 reverse split of the shares of beneficial interest of ProShares Ultra Bloomberg Natural Gas (ticker symbol: BOIL). The splits were effective prior to market open on November 7, 2024, when the funds began trading at its post-split price. The splits were applied retroactively for all periods presented, reducing (increasing) the number of shares outstanding and resulted in a proportionate increase (decrease) in the price per share and the per share information of the fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the splits.
For ZSL, VIXY, BOIL shareholders who hold a quantity of shares that is not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 4 or 5), the Reverse Split will result in the creation of a fractional share. Post-Reverse Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.

F-1
44