Form 10-Q/A
period 2024-03-31
ProShares Trust II
filed 2024-11-18
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q
( the “Form
10-Q/A”)
amends and restates certain items noted below in the Quarterly Report on Form
10-Q
of ProShares Trust II (the “Registrant”) for the quarterly period ended March 31, 2024, as originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2024 (the “Original Form
10-Q”).
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
This Amendment reflects the correction of the classification errors described above, which were identified subsequent to the filing of the Original
Form 10-Q.

Restatement of Other Financial Statements
In addition to this Quarterly Report on Form
10-Q/A,
the Registrant is concurrently filing amendments to its Annual Report on Form
10-K/A
for the year ended December 31, 2023 (the “Form
10-K/A”)
and Quarterly Report on Form
10-Q/A
for the quarter ended June 30, 2024, (the
“Form10-Q/A”).
The Registrant is filing the Form
10-K/A
and the Form
10-Q/A
to restate its financial statements and related financial information for the periods contained in those reports in relation to the errors described above.
Internal Control Considerations
As a result of the errors described above and the restatement of the Original Form 10-Q, the Registrant’s management has re-evaluated the effectiveness of the Registrant’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2024. Management has concluded that the Registrant’s disclosure controls and procedures with respect to controls related to the classification of the account balances with futures commission merchants (“FCMs”) described above were not effective as of March 31, 2024, and its internal control over financial reporting with respect to such account balances was not effective as of March 31, 2024, due to the following material weakness in internal control over financial reporting with respect to such account balances. Specifically, there was a material weakness in the design of a control activity with respect to the presentation of the FCM accounts indicated above within the Statements of Financial Condition and Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.
Items Amended in this Annual Report on Form
10-Q/A
For the convenience of the reader, this Quarterly Report on Form
10-Q/A
presents the Original Form
10-Q
in its entirety.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following sections in the Original Form
10-Q
have been revised in this Amendment:

•	Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Part I, Item 1. “Financial Statements (unaudited)”;

•	Part I, Item 4. “Controls and Procedures”; and

•	Part II, Item 6. “Exhibits.”
The Registrant is also including with this Quarterly Report on Form
10-Q/A
currently dated certifications of the Registrant’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2).
Additionally, as required and discussed in Note 8 to our financial statements, the Registrant presents the share amounts and per share calculations throughout this Quarterly Report on Form
10-Q/A
on a retrospective basis to reflect reverse stock splits and forward stock splits which have occurred subsequent to the filing of the Original Form
10-Q.

This Quarterly Report on Form
10-Q/A
is presented as of the date of the Original Form
10-Q
and does not reflect adjustments for events occurring after March 31, 2024, the date of the Original Form
10-Q,
except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Among other things, forward-looking statements made in the Original Form
10-Q
have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form
10-Q,
other than the adjustments described above, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form
10-Q.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $148,766,040 and $109,391,681, respectively)	$148,757,467	$109,410,342
Cash	35,336,557	54,492,235
Segregated cash balances with brokers for futures contracts	112,485,302	107,839,052
Receivable on open futures contracts	18,971,757	11,214,160
Interest receivable	403,104	456,930

Total assets	315,954,187	283,412,719

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	1,713,926	447,611
Brokerage commissions and futures account fees payable	7,440	9,571
P ayable to Spons or	254,022	248,862

Total liabilities	1,975,388	16,228,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	313,978,799	267,184,359

Total liabilities and shareholders’ equity	$315,954,187	$283,412,719

Shares outstanding (Note 8)	5,568,614	5,168,614

Net asset value per share (Note 8)	$56.38	$51.69

Market value per share (Note 8) (Note 2)	$56.37	$51.70

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$26,257,086	$34,176,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(172,768,544)	(99,763,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	135,017,669	150,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,605,815)	(813,036)
Net realized (gain) loss on investments	(17,669)	—
Change in unrealized (appreciation) depreciation on investments	27,234	23,630
Decrease (Increase) in receivable on open futures contracts	(7,757,597)	15,859,379
Decrease (Increase) in interest receivable	53,826	3,869
Increase (Decrease) in payable to Sponsor	5,160	(150,813)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,131)	(16,391)
Increase (Decrease) in payable on open futures contracts	1,266,315	—

Net cash provided by (used in) operating activities	(19,524,466)	99,319,263

Cash flow from financing activities
Proceeds from addition of shares	128,429,751	147,299,334
Payment on shares redeemed	(123,414,713)	(222,035,742)

Net cash provided by (used in) financing activities	5,015,038	(74,736,408)

Net increase (decrease) in cash	(14,509,428)	24,582,855
Cash, beginning of period	162,331,287	160,907,259

Cash, end of period	$147,821,859	$185,490,114

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $301,987,549 and $233,435,026, respectively)	$301,974,899	$233,476,941
Cash	9,434,959	123,662,313
Segregated cash balances with brokers for futures contracts	33,977,462	70,781,753
Segregated cash balances with brokers for swap agreements	202,937,760	203,734,760
Unrealized appreciation on swap agreements	47,666,365	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	2,343,342	—
Interest receivable	217,730	568,017

Total assets	598,552,517	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	899,964	2,099,944
Brokerage commissions and futures account fees payable	3,652	5,682
P ayable to Sponso r	472,006	534,678

Total liabilities	1,375,622	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	597,176,895	652,793,437

Total liabilities and shareholders’ equity	$598,552,517	$655,433,741

Shares outstanding	17,993,096	24,843,096

Net asset value per share	$33.19	$26.28

Market value per share (Note 2)	$33.00	$26.10

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$151,686,576	$(48,391,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(379,945,998)	(7,526,215,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	315,012,505	7,644,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(3,606,525)	(4,072,062)
Net realized (gain) loss on investments	(12,505)	—
Change in unrealized (appreciation) depreciation on investments	(29,656,865)	141,412,889
Decrease (Increase) in receivable on open futures contracts	(2,343,342)	(5,775,330)
Decrease (Increase) in interest receivable	350,287	(188,100)
Increase (Decrease) in payable to Sponsor	(62,672)	(31,541)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,030)	(667)
Increase (Decrease) in payable on open futures contracts	(1,199,980)	—

Net cash provided by (used in) operating activities	50,219,451	200,738,578

Cash flow from financing activities
Proceeds from addition of shares	114,294,849	459,350,575
Payment on shares redeemed	(316,342,945)	(424,214,999)

Net cash provided by (used in) financing activities	(202,048,096)	35,135,576

Net increase (decrease) in cash	(151,828,645)	235,874,154
Cash, beginning of period	398,178,826	476,600,261

Cash, end of period	$246,350,181	$712,474,415

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ – and $ 64,445,510 , respectively)	$—	$64,459,117
Cash	241,325,015	326,252,692
Segregated cash balances with brokers for futures contracts	302,029,800	374,861,689
Receivable from capital shares sold	42,021,325	4,281,925
Receivable on open futures contracts	15,036,929	—
Interest receivable	762,494	1,925,643

Total assets	601,175,563	771,781,066

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	19,366,361
Payable on open futures contracts	19,972,507	21,843,883
Brokerage commissions and futures account fees payable	19,369	52,349
P ayable to Sponso r	442,310	625,665

Total liabilities	20,434,186	41,888,258

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	580,741,377	729,892,808

Total liabilities and shareholders’ equity	$601,175,563	$771,781,066

Shares outstanding (Note 1) (Note 8)	8,843,709	5,113,709

Net asset value per share (Note 1) (Note 8)	$65.67	$142.73

Market value per share (Note 1) (Note 8) (Note 2)	$64.30	$142.20

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

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$729,892,808	$586,151,113

Addition of 8,020,000 and 3,794,500 shares, respectively (Note 1) (Note 8)	730,517,767	2,345,948,834
Redemption of 4,290,000 and 1,026,500 shares, respectively (Note 1) (Note 8)	(505,305,965)	(682,961,261)

Net addition (redemption) of 3,730,000 and 2,768,000 shares, respectively (Note 1) (Note 8)	225,211,802	1,662,987,573

Net investment income (loss)	4,210,636	5,489,641
Net realized gain (loss)	(242,180,914)	(1,061,634,864)
Change in net unrealized appreciation (depreciation)	(136,392,955)	(53,009,690)

Net income (loss)	(374,363,233)	(1,109,154,913)

Shareholders’ equity , end of period	$580,741,377	$1,139,983,773

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(374,363,233)	$(1,109,154,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(7,560,364,945)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,000,000	7,527,849,267
Net amortization and accretion on short-term U.S. government and agency obligations	(554,490)	(3,957,517)
Net realized (gain) loss on investments	—	3,570
Change in unrealized (appreciation) depreciation on investments	13,607	39,108,372
Decrease (Increase) in receivable on open futures contracts	(15,036,929)	(86,364,320)
Decrease (Increase) in interest receivable	1,163,149	(1,249,353)
Increase (Decrease) in payable to Sponsor	(183,355)	509,363
Increase (Decrease) in brokerage commissions and futures account fees payable	(32,980)	38,432
Increase (Decrease) in payable on open futures contracts	(1,871,376)	11,361,469

Net cash provided by (used in) operating activities	(325,865,607)	(1,182,220,575)

Cash flow from financing activities
Proceeds from addition of shares	692,778,367	2,336,728,392
Payment on shares redeemed	(524,672,326)	(658,786,268)

Net cash provided by (used in) financing activities	168,106,041	1,677,942,124

Net increase (decrease) in cash	(157,759,566)	495,721,549
Cash, beginning of period	701,114,381	327,716,484

Cash, end of period	$543,354,815	$823,438,033

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$6,451,388	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	533,000	623,000
Unrealized appreciation on foreign currency forward contracts	965	308,424
Interest receivable	27,781	27,219

Total assets	7,013,134	7,121,102

Liabilities and shareholders’ equity
Liabilities
P ayable to Sponso r	5,556	5,612
Unrealized depreciation on foreign currency forward contracts	203,530	1,475

Total liabilities	209,086	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,804,048	7,114,015

Total liabilities and shareholders’ equity	$7,013,134	$7,121,102

Shares outstanding	600,000	600,000

Net asset value per share	$11.34	$11.86

Market value per share (Note 2)	$11.32	$11.84

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

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(302,389)	$256,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	509,514	96,945
Decrease (Increase) in interest receivable	(562)	9,474
Increase (Decrease) in payable to Sponsor	(56)	(3,189)

Net cash provided by (used in) operating activities	206,507	359,555

Cash flow from financing activities
Proceeds from addition of shares	1,140,357	2,296,437
Payment on shares redeemed	(1,147,935)	(4,640,991)

Net cash provided by (used in) financing activities	(7,578)	(2,344,554)

Net increase (decrease) in cash	198,929	(1,984,999)
Cash, beginning of period	6,785,459	10,259,418

Cash, end of period	$6,984,388	$8,274,419

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $138,592,669 and $59,496,177, respectively)	$138,587,964	$59,507,594
Cash	28,188,613	92,898,206
Segregated cash balances with brokers for futures contracts	5,728,800	4,523,500
Segregated cash balances with brokers for swap agreements	31,280,271	31,930,271
Unrealized appreciation on swap agreements	7,535,027	3,078,593
Receivable from capital shares sold	3,599,595	—
Receivable on open futures contracts	1,065,148	—
Interest receivable	146,036	276,736

Total assets	216,131,454	192,214,900

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	564,042
Pa yable to Spons or	160,613	148,835

Total liabilities	160,613	712,877

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	215,970,841	191,502,023

Total liabilities and shareholders’ equity	$216,131,454	$192,214,900

Shares outstanding	3,000,000	3,000,000

Net asset value per share	$71.99	$63.83

Market value per share (Note 2)	$72.26	$63.87

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

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$22,762,913	$22,701,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(162,692,795)	(264,664,939)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	85,003,011	300,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,403,697)	(1,094,933)
Net realized (gain) loss on investments	(3,011)	—
Change in unrealized (appreciation) depreciation on investments	(4,440,312)	(8,834,056)
Decrease (Increase) in receivable on open futures contracts	(1,065,148)	8,169
Decrease (Increase) in interest receivable	130,700	(119,918)
Increase (Decrease) in payable to Sponsor	11,778	4,685
Increase (Decrease) in payable on open futures contracts	(564,042)	684,839

Net cash provided by (used in) operating activities	(62,260,603)	48,685,407

Cash flow from financing activities
Proceeds from addition of shares	25,730,393	24,973,354
Payment on shares redeemed	(27,624,083)	(20,037,521)

Net cash provided by (used in) financing activities	(1,893,690)	4,935,833

Net increase (decrease) in cash	(64,154,293)	53,621,240
Cash, beginning of period	129,351,977	37,909,767

Cash, end of period	$65,197,684	$91,531,007

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $205,091,268 and $114,255,151, respectively)	$205,080,219	$114,276,025
Cash	63,426,794	160,468,637
Segregated cash balances with brokers for futures contracts	20,833,500	23,499,000
Segregated cash balances with brokers for swap agreements	99,214,121	95,226,292
Unrealized appreciation on swap agreements	8,532,455	—
Receivable from capital shares sold	5,705,998	2,728,828
Receivable on open futures contracts	714,136	—
Interest receivable	399,563	598,623

Total assets	403,906,786	396,797,405

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,503,958
P ayable to Sponsor	322,042	319,853
Unrealized depreciation on swap agreements	—	2,827,221

Total liabilities	322,042	6,651,032

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	403,584,744	390,146,373

Total liabilities and shareholders’ equity	$403,906,786	$396,797,405

Shares outstanding	14,146,526	14,296,526

Net asset value per share	$28.53	$27.29

Market value per share (Note 2)	$28.74	$27.17

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

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$19,875,598	$(3,915,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(263,537,090)	(1,776,762,620)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	175,004,797	1,858,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,299,027)	(2,414,024)
Net realized (gain) loss on investments	(4,797)	—
Change in unrealized (appreciation) depreciation on investments	(11,327,753)	(23,104,083)
Decrease (Increase) in receivable on open futures contracts	(714,136)	(1,907,867)
Decrease (Increase) in interest receivable	199,060	(100,488)
Increase (Decrease) in payable to Sponsor	2,189	(57,403)
Increase (Decrease) in payable on open futures contracts	(3,503,958)	(1,948,902)

Net cash provided by (used in) operating activities	(86,305,117)	47,789,144

Cash flow from financing activities
Proceeds from addition of shares	55,397,560	51,232,279
Payment on shares redeemed	(64,811,957)	(34,102,736)

Net cash provided by (used in) financing activities	(9,414,397)	17,129,543

Net increase (decrease) in cash	(95,719,514)	64,918,687
Cash, beginning of period	279,193,929	150,012,071

Cash, end of period	$183,474,415	$214,930,758

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,312,431 and $–, respectively)	$59,307,872	$—
Cash	41,175,228	86,615,956
Segregated cash balances with brokers for futures contracts	163,567,496	250,795,661
Receivable from capital shares sold	3,777,822	—
Receivable on open futures contracts	10,760,790	10,559,699
Interest receivable	533,452	924,148

Total assets	279,122,660	348,895,464

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	648,632	—
Brokerage commissions and futures account fees payable	23,097	36,088
P ayable to Spons or	210,282	303,633

Total liabilities	882,011	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	278,240,649	348,555,743

Total liabilities and shareholders’ equity	$279,122,660	$348,895,464

Shares outstanding (Note 8)	8,844,891	8,264,892

Net asset value per share (Note 8)	$31.46	$42.17

Market value per share (Note 8) (Note 2)	$31.60	$42.20

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(76,194,028)	$(178,061,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(105,703,000)	(664,522,118)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	46,921,617	629,900,478
Net amortization and accretion on short-term U.S. government and agency obligations	(520,411)	(526,310)
Net realized (gain) loss on investments	(10,637)	7,778
Change in unrealized (appreciation) depreciation on investments	4,559	8,723
Decrease (Increase) in receivable on open futures contracts	(201,091)	(2,913,056)
Decrease (Increase) in interest receivable	390,696	(107,914)
Increase (Decrease) in payable to Sponsor	(93,351)	(112,552)
Increase (Decrease) in brokerage commissions and futures account fees payable	(12,991)	(16,834)
Increase (Decrease) in payable on open futures contracts	648,632	19,254,374

Net cash provided by (used in) operating activities	(134,770,005)	(197,089,289)

Cash flow from financing activities
Proceeds from addition of shares	90,929,010	423,036,558
Payment on shares redeemed	(88,827,898)	(361,736,717)

Net cash provided by (used in) financing activities	2,101,112	61,299,841

Net increase (decrease) in cash	(132,668,893)	(135,789,448)
Cash, beginning of period	337,411,617	583,213,839

Cash, end of period	$204,742,724	$447,424,391

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$38,021,417	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	5,920,471	2,976,399
Unrealized appreciation on foreign currency forward contracts	5,548	1,534,924
Interest receivable	142,575	104,541

Total assets	44,090,011	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Pa yable to Spon sor	30,272	22,600
Unrealized depreciation on foreign currency forward contracts	2,065,194	15,639

Total liabilities	2,095,466	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	41,994,545	30,205,770

Total liabilities and shareholders’ equity	$44,090,011	$31,617,176

Shares outstanding	1,799,970	1,099,970

Net asset value per share	$23.33	$27.46

Market value per share (Note 2)	$23.35	$27.49

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

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(5,317,488)	$(703,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	3,578,931	494,067
Decrease (Increase) in interest receivable	(38,034)	4,301
Increase (Decrease) in payable to Sponsor	7,672	(1,699)

Net cash provided by (used in) operating activities	(1,768,919)	(206,648)

Cash flow from financing activities
Proceeds from addition of shares	19,596,625	1,812,626
Payment on shares redeemed	(3,863,529)	(3,355,657)

Net cash provided by (used in) financing activities	15,733,096	(1,543,031)

Net increase (decrease) in cash	13,964,177	(1,749,679)
Cash, beginning of period	29,977,711	12,801,958

Cash, end of period	$43,941,888	$11,052,279

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $123,822,272 and $49,673,923, respectively)	$123,814,531	$49,683,885
Cash	25,792,785	91,925,442
Segregated cash balances with brokers for futures contracts	49,385,885	49,648,726
Receivable from capital shares sold	3,980,628	—
Receivable on open futures contracts	—	654,887
Interest receivable	237,927	285,610

Total assets	203,211,756	192,198,550

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,096,091
Payable on open futures contracts	5,534,125	—
Brokerage commissions and futures account fees payable	3,387	3,509
P ayable to Sponso r	161,949	135,358

Total liabilities	5,699,461	3,234,958

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	197,512,295	188,963,592

Total liabilities and shareholders’ equity	$203,211,756	$192,198,550

Shares outstanding	12,405,220	9,105,220

Net asset value per share	$15.92	$20.75

Market value per share (Note 2)	$16.02	$20.89

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

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(45,220,734)	$40,023,569
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(162,869,137)	(239,587,448)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	90,006,779	284,998,708
Net amortization and accretion on short-term U.S. government and agency obligations	(1,279,212)	(956,401)
Net realized (gain) loss on investments	(6,779)	(488)
Change in unrealized (appreciation) depreciation on investments	17,703	14,885
Decrease (Increase) in receivable on open futures contracts	654,887	1,604,847
Decrease (Increase) in interest receivable	47,683	103,592
Increase (Decrease) in payable to Sponsor	26,591	(68,565)
Increase (Decrease) in brokerage commissions and futures account fees payable	(122)	(727)
Increase (Decrease) in payable on open futures contracts	5,534,125	526,742

Net cash provided by (used in) operating activities	(113,088,216)	86,658,714

Cash flow from financing activities
Proceeds from addition of shares	146,749,029	109,041,151
Payment on shares redeemed	(100,056,311)	(247,121,308)

Net cash provided by (used in) financing activities	46,692,718	(138,080,157)

Net increase (decrease) in cash	(66,395,498)	(51,421,443)
Cash, beginning of period	141,574,168	139,811,511

Cash, end of period	$75,178,670	$88,390,068

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $54,451,445 and $–, respectively)	$54,447,299	$—
Cash	10,722,485	73,282,564
Segregated cash balances with brokers for futures contracts	37,891,000	62,890,001
Receivable from capital shares sold	—	9,611,378
Receivable on open futures contracts	2,309,115	4,446,202
Interest receivable	177,094	447,861

Total assets	105,546,993	150,678,006

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,069,201	—
Payable on open futures contracts	3,043,723	9,596,045
Brokerage commissions and futures account fees payable	4,183	10,461
P ayable to Spons or	84,531	108,408

Total liabilities	11,201,638	9,714,914

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	94,345,355	140,963,092

Total liabilities and shareholders’ equity	$105,546,993	$150,678,006

Shares outstanding (Note 8)	1,233,712	2,933,712

Net asset value per share (Note 8)	$76.47	$48.05

Market value per share (Note 8) (Note 2)	$78.35	$48.21

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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$69,286,449	$139,096,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(98,718,829)	(34,903,867)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	44,796,807	71,888,275
Net amortization and accretion on short-term U.S. government and agency obligations	(531,166)	(508,358)
Net realized (gain) loss on investments	1,743	2,678
Change in unrealized (appreciation) depreciation on investments	4,146	6,995
Decrease (Increase) in receivable on open futures contracts	2,137,087	679,250
Decrease (Increase) in interest receivable	270,767	78,984
Increase (Decrease) in payable to Sponsor	(23,877)	(37,297)
Increase (Decrease) in brokerage commissions and futures account fees payable	(6,278)	1,562
Increase (Decrease) in payable on open futures contracts	(6,552,322)	19,607,153

Net cash provided by (used in) operating activities	10,664,527	195,912,183

Cash flow from financing activities
Proceeds from addition of shares	339,666,552	347,564,637
Payment on shares redeemed	(437,890,159)	(507,599,401)

Net cash provided by (used in) financing activities	(98,223,607)	(160,034,764)

Net increase (decrease) in cash	(87,559,080)	35,877,419
Cash, beginning of period	136,172,565	77,441,180

Cash, end of period	$48,613,485	$113,318,599

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$33,082,139	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,392,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	1,164,063	38,029
Interest receivable	151,231	159,359

Total assets	38,789,545	41,287,730

Liabilities and shareholders’ equity
Liabilities
Pa yable to Spons or	31,554	33,372
Unrealized depreciation on foreign currency forward contracts	45,109	1,886,808

Total liabilities	76,663	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,712,882	39,367,550

Total liabilities and shareholders’ equity	$38,789,545	$41,287,730

Shares outstanding	1,250,000	1,350,000

Net asset value per share	$30.97	$29.16

Market value per share (Note 2)	$30.96	$29.15

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

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$2,391,580	$(780,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(54,925,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,641	95,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(83,003)
Net realized (gain) loss on investments	(4,641)	—
Change in unrealized (appreciation) depreciation on investments	(2,967,733)	(141,211)
Decrease (Increase) in interest receivable	8,128	(34,330)
Increase (Decrease) in payable to Sponsor	(1,818)	(12,013)

Net cash provided by (used in) operating activities	(569,843)	39,023,720

Cash flow from financing activities
Proceeds from addition of shares	—	3,051,886
Payment on shares redeemed	(3,046,248)	(16,411,868)

Net cash provided by (used in) financing activities	(3,046,248)	(13,359,982)

Net increase (decrease) in cash	(3,616,091)	25,663,738
Cash, beginning of period	41,090,342	37,531,356

Cash, end of period	$37,474,251	$63,195,094

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$11,632,081	$9,309,908
Segregated cash balances with brokers for futures contracts	488,400	261,450
Segregated cash balances with brokers for swap agreements	2,499,614	2,375,125
Receivable from capital shares sold	1,172,457	—
Receivable on open futures contracts	—	17,324
Interest receivable	50,067	41,501

Total assets	15,842,619	12,005,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	178,749	—
P ayable to Sponso r	11,405	9,708
Unrealized depreciation on swap agreements	481,581	199,821

Total liabilities	671,735	209,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	15,170,884	11,795,779

Total liabilities and shareholders’ equity	$15,842,619	$12,005,308

Shares outstanding	646,977	446,977

Net asset value per share	$23.45	$26.39

Market value per share (Note 2)	$23.38	$26.37

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(1,632,525)	$(1,591,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	281,760	592,431
Decrease (Increase) in receivable on open futures contracts	17,324	(59,952)
Decrease (Increase) in interest receivable	(8,566)	353
Increase (Decrease) in payable to Sponsor	1,697	(1,413)
Increase (Decrease) in payable on open futures contracts	178,749	(700)

Net cash provided by (used in) operating activities	(1,161,561)	(1,061,036)

Cash flow from financing activities
Proceeds from addition of shares	3,835,173	8,364,270
Payment on shares redeemed	—	(6,179,279)

Net cash provided by (used in) financing activities	3,835,173	2,184,991

Net increase (decrease) in cash	2,673,612	1,123,955
Cash, beginning of period	11,946,483	16,020,413

Cash, end of period	$14,620,095	$17,144,368

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$19,551,988	$46,444,776
Segregated cash balances with brokers for futures contracts	1,398,250	5,494,500
Segregated cash balances with brokers for swap agreements	5,505,236	12,657,595
Receivable from capital shares sold	—	907,025
Receivable on open futures contracts	—	329,629
Interest receivable	65,590	173,799

Total assets	26,521,064	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,704,153	—
Payable on open futures contracts	72,258	—
P ayable to Spons or	17,114	43,464
Unrealized depreciation on swap agreements	482,510	814,174

Total liabilities	2,276,035	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	24,245,029	65,149,686

Total liabilities and shareholders’ equity	$26,521,064	$66,007,324

Shares outstanding (Note 8)	360,332	897,832

Net asset value per share (Note 8)	$67.29	$72.56

Market value per share (Note 8) (Note 2)	$66.84	$72.96

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$65,149,686	$31,932,799

Addition of 350,000 and 162,500 shares, respectively (Note 8)	25,818,888	13,789,540
Redemption of 887,500 and 300,000 shares, respectively (Note 8)	(71,369,234)	(27,051,242)

Net addition (redemption) of (537,500) and (137,500) shares, respectively (Note 8)	(45,550,346)	(13,261,702)

Net investment income (loss)	284,271	134,207
Net realized gain (loss)	5,780,020	2,713,623
Change in net unrealized appreciation (depreciation)	(1,418,602)	(1,183,236)

Net income (loss)	4,645,689	1,664,594

Shareholders’ equity, end of period	$24,245,029	$20,335,691

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$4,645,689	$1,664,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(331,664)	1,299,699
Decrease (Increase) in receivable on open futures contracts	329,629	59,575
Decrease (Increase) in interest receivable	108,209	7,257
Increase (Decrease) in payable to Sponsor	(26,350)	(4,042)
Increase (Decrease) in payable on open futures contracts	72,258	192,643

Net cash provided by (used in) operating activities	4,797,771	3,219,726

Cash flow from financing activities
Proceeds from addition of shares	26,725,913	13,830,619
Payment on shares redeemed	(69,665,081)	(27,051,242)

Net cash provided by (used in) financing activities	(42,939,168)	(13,220,623)

Net increase (decrease) in cash	(38,141,397)	(10,000,897)
Cash, beginning of period	64,596,871	32,583,283

Cash, end of period	$26,455,474	$22,582,386

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$27,798,083	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	3,148,645	3,434,732
Unrealized appreciation on foreign currency forward contracts	1,626,444	129,697
Interest receivable	113,414	100,284

Total assets	32,686,586	25,472,308

Liabilities and shareholders’ equity
Liabilities
P ayable to Spons or	24,146	20,676
Unrealized depreciation on foreign currency forward contracts	217	1,441,622

Total liabilities	24,363	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,662,223	24,010,010

Total liabilities and shareholders’ equity	$32,686,586	$25,472,308

Shares outstanding (Note 8)	797,160	697,160

Net asset value per share (Note 8)	$40.97	$34.44

Market value per share (Note 8) (Note 2)	$40.92	$34.47

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$24,010,010	$21,397,736

Addition of 200,000 and 400,000 shares, respectively (Note 8)	7,579,960	11,156,537
Redemption of 100,000 and 300,000 shares, respectively (Note 8)	(3,823,995)	(8,427,368)

Net addition (redemption) of 100,000 and 100,000 shares, respectively (Note 8)	3,755,965	2,729,169

Net investment income (loss)	249,284	153,388
Net realized gain (loss)	1,708,812	(1,027,976)
Change in net unrealized appreciation (depreciation)	2,938,152	1,859,501

Net income (loss)	4,896,248	984,913

Shareholders’ equity, end of period	$32,662,223	$25,111,818

See accompanying notes to financial
statements
.

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

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash	$71,789,332	$31,674,194
Segregated cash balances with brokers for futures contracts	11,712,177	5,936,995
Receivable on open futures contracts	905,571	137,945
Interest receivable	245,795	141,818

Total assets	84,652,875	37,890,952

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	2,524	1,876
Pa yable to Spons or	47,287	22,933

Total liabilities	49,811	24,809

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	84,603,064	37,866,143

Total liabilities and shareholders’ equity	$84,652,875	$37,890,952

Shares outstanding	5,337,403	2,262,403

Net asset value per share	$15.85	$16.74

Market value per share (Note 2)	$15.85	$16.75

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

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(2,923,290)	$(10,761,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(214,823,214)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,278	220,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(236,917)
Net realized (gain) loss on investments	(3,278)	—
Change in unrealized (appreciation) depreciation on investments	—	8,075
Decrease (Increase) in receivable on open futures contracts	(767,626)	(26,021)
Decrease (Increase) in interest receivable	(103,977)	(28,792)
Increase (Decrease) in payable to Sponsor	24,354	(10,798)
Increase (Decrease) in brokerage commissions and futures account fees payable	648	(1,011)
Increase (Decrease) in payable on open futures contracts	—	14,074

Net cash provided by (used in) operating activities	(3,769,891)	(5,865,676)

Cash flow from financing activities
Proceeds from addition of shares	54,425,947	7,751,336
Payment on shares redeemed	(4,765,736)	(12,360,023)

Net cash provided by (used in) financing activities	49,660,211	(4,608,687)

Net increase (decrease) in cash	45,890,320	(10,474,363)
Cash, beginning of period	37,611,189	33,959,989

Cash, end of period	$83,501,509	$23,485,626

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,205,152 and $59,648,776, respectively)	$69,201,410	$59,660,373
Cash	23,097,902	22,277,582
Segregated cash balances with brokers for futures contracts	63,711,190	72,849,393
Receivable from capital shares sold	1,617,143	—
Receivable on open futures contracts	5,145,343	2,362,837
Interest receivable	249,471	254,671

Total assets	163,022,459	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	580
Brokerage commissions and futures account fees payable	8,607	11,961
Pa yable to Spons or	77,801	70,569

Total liabilities	86,408	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	162,936,051	157,321,746

Total liabilities and shareholders’ equity	$163,022,459	$157,404,856

Shares outstanding (Note 1) (Note 8)	3,150,237	2,537,737

Net asset value per share (Note 1) (Note 8)	$51.72	$61.99

Market value per share (Note 1) (Note 8) (Note 2)	$51.84	$62.04

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

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$157,321,746	$266,580,320

Addition of 950,000 and 575,000 shares, respectively (Note 1) (Note 8)	52,780,309	108,467,352
Redemption of 337,500 and 488,750 shares, respectively (Note 1) (Note 8)	(19,729,406)	(104,771,717)

Net addition (redemption) of 612,500 and 86,250 shares, respectively (Note 1) (Note 8)	33,050,903	3,695,635

Net investment income (loss)	1,348,356	1,455,917
Net realized gain (loss)	(31,754,134)	(46,096,694)
Change in net unrealized appreciation (depreciation)	2,969,180	1,130,026

Net income (loss)	(27,436,598)	(43,510,751)

Shareholders’ equity, end of period	$162,936,051	$226,765,204

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(27,436,598)	$(43,510,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(108,597,450)	(124,671,570)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	99,944,134	109,979,608
Net amortization and accretion on short-term U.S. government and agency obligations	(898,230)	(819,344)
Net realized (gain) loss on investments	(4,830)	(8)
Change in unrealized (appreciation) depreciation on investments	15,339	17,966
Decrease (Increase) in receivable on open futures contracts	(2,782,506)	(892,495)
Decrease (Increase) in interest receivable	5,200	(108,848)
Increase (Decrease) in payable to Sponsor	7,232	6,899
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,354)	(13,059)
Increase (Decrease) in payable on open futures contracts	(580)	7,857,160

Net cash provided by (used in) operating activities	(39,751,643)	(52,154,442)

Cash flow from financing activities
Proceeds from addition of shares	51,163,166	103,045,732
Payment on shares redeemed	(19,729,406)	(105,342,190)

Net cash provided by (used in) financing activities	31,433,760	(2,296,458)

Net increase (decrease) in cash	(8,317,883)	(54,450,900)
Cash, beginning of period	95,126,975	175,279,856

Cash, end of period	$86,809,092	$120,828,956

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,101,228,826 and $690,346,244, respectively)	$1,101,171,661	$690,474,277
Cash	686,826,766	1,209,034,101
Segregated cash balances with brokers for futures contracts	803,209,262	1,029,381,720
Segregated cash balances with brokers for foreign currency forward contracts	13,994,228	13,366,243
Segregated cash balances with brokers for swap agreements	341,437,002	345,924,043
Unrealized appreciation on swap agreements	63,733,847	21,033,528
Unrealized appreciation on foreign currency forward contracts	2,797,020	2,011,074
Receivable from capital shares sold	61,874,968	22,784,178
Receivable on open futures contracts	57,252,131	29,722,683
Interest receivable	3,923,324	6,486,760

Total assets	3,136,220,209	3,370,218,607

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,773,354	39,357,935
Payable on open futures contracts	32,063,884	38,056,063
Brokerage commissions and futures account fees payable	72,259	131,497
Pa yable to Spons or	2,352,890	2,654,226
Unrealized depreciation on swap agreements	964,091	3,841,216
Unrealized depreciation on foreign currency forward contracts	2,314,050	3,345,544

Total liabilities	47,540,528	87,386,481

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,088,679,681	3,282,832,126

Total liabilities and shareholders’ equity	$3,136,220,209	$3,370,218,607

Shares outstanding (Note 8)	85,977,847	82,617,848

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

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2024	2023
Shareholders’ equity, beginning of period	$3,282,832,126	$3,887,786,746

Addition of 41,065,000 and 53,631,000 shares, respectively (Note 1) (Note 8)	1,797,533,442	4,125,870,321
Redemption of 37,705,000 and 59,958,250 shares, respectively (Note 1) (Note 8)	(1,760,097,741)	(2,717,059,358)

Net addition (redemption) of 3,360,000 and (6,327,250) shares, respectively (Note 1) (Note 8)	37,435,701	1,408,810,963

Net investment income (loss)	21,544,995	21,843,653
Net realized gain (loss)	(199,970,152)	(998,103,220)
Change in net unrealized appreciation (depreciation)	(53,162,989)	(181,707,249)

Net income (loss)	(231,588,146)	(1,157,966,816)

Shareholders’ equity, end of period	$3,088,679,681	$4,138,630,893

See
accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(231,588,146)	$(1,157,966,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,454,832,843)	(18,561,204,980)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,056,718,779	18,914,616,336
Net amortization and accretion on short-term U.S. government and agency obligations	(12,698,573)	(15,486,607)
Net realized (gain) loss on investments	(69,945)	13,530
Change in unrealized (appreciation) depreciation on investments	(47,209,686)	149,145,826
Decrease (Increase) in receivable on futures contracts	(27,529,448)	(79,727,821)
Decrease (Increase) in interest receivable	2,563,436	(1,775,294)
Increase (Decrease) in payable to Sponsor	(301,336)	19,076
Increase (Decrease) in brokerage commissions and futures account fees payable	(59,238)	(8,695)
Increase (Decrease) in payable on futures contracts	(5,992,179)	57,548,852

Net cash provided by (used in) operating activities	(720,999,179)	(694,826,593)

Cash flow from financing activities
Proceeds from addition of shares	1,758,442,652	4,047,735,876
Payment on shares redeemed	(1,789,682,322)	(2,662,086,765)

Net cash provided by (used in) financing activities	(31,239,670)	1,385,649,111

Net increase (decrease) in cash	(752,238,849)	690,822,518
Cash, beginning of period	2,597,706,107	2,276,152,772

Cash, end of period	$1,845,467,258	$2,966,975,290

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
Restatement of Previously Issued Form 10-Q and Form 10-K Filings
ProShares Trust II (the “Trust”) identified an error related to the classification of amounts on the Statements of Financial Condition between “Segregated cash balances with brokers for futures contracts” and “Receivable (Payable) on open futures contracts” for Trust filings for each quarterly Form 10-Q and annual Form 10-K filing for the period December 31, 2021, through June 30, 2024, for five Funds. The Statement of Cash Flows was the only other statement affected by these misclassifications. No other financial statement or financial statement disclosure in the Forms 10-Q or Form 10-K filings were affected by these errors. The misclassifications did not change the Shareholder Equity, net asset value per share, or total return of any Fund. The Funds impacted were: ProShares Short VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra VIX Short-Term Futures ETF, ProShares UltraShort Bloomberg Natural Gas, and ProShares VIX Short-Term Futures ETF (the “Affected Funds”).
These misclassifications were caused by a misinterpretation of amounts on a futures commission merchant statement and resulted in reclassifications between accounts. There is no impact on the Affected Funds’ performance, investment results, net asset values or income. The impact of these adjustments is shown in the table below.
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	92,929,810	19,555,492	112,485,302	88,647,616	19,191,436	107,839,052
Receivable on open futures contracts	38,527,249	(19,555,492)	18,971,757	30,330,665	(19,116,505)	11,214,160

Total Assets	NR	NR	NR	283,337,788	74,931	283,412,719

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	372,680	74,931	447,611

Total Liabilities	NR	NR	NR	16,153,429	74,931	16,228,360

Total liabilities and shareholders’ equity	NR	NR	NR	283,337,788	74,931	283,412,719

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	(8,196,584)	438,987	(7,757,597)	23,629,273	(7,769,894)	15,859,379
Increase (Decrease) in payable on futures contracts	1,341,246	(74,931)	1,266,315	NR	NR	NR

Net Cash provided by (used in) operating activities	(19,888,522)	364,056	(19,524,466)	107,089,157	(7,769,894)	99,319,263

Net Increase (decrease) in cash	(14,873,484)	364,056	(14,509,428)	32,352,749	(7,769,894)	24,582,855
Cash, beginninng of period	143,139,851	19,191,436	162,331,287	133,946,941	26,960,318	160,907,259

Cash, End of period	128,266,367	19,555,492	147,821,859	166,299,690	19,190,424	185,490,114

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	211,412,836	90,616,964	302,029,800	256,589,331	118,272,358	374,861,689
Receivable on open futures contracts	101,640,598	(86,603,669)	15,036,929	117,168,017	(117,168,017)	—

Total Assets	597,162,268	4,013,295	601,175,563	770,676,725	1,104,341	771,781,066

Liabilities and shareholders’ equity
Payble on open futures contracts	15,959,212	4,013,295	19,972,507	20,739,542	1,104,341	21,843,883

Total Liabilities	16,420,891	4,013,295	20,434,186	40,783,917	1,104,341	41,888,258

Total liabilities and shareholders’ equity	597,162,268	4,013,295	601,175,563	770,676,725	1,104,341	771,781,066

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	15,527,419	(30,564,348)	(15,036,929)	(82,107,988)	(4,256,332)	(86,364,320)
Increase (Decrease) in payable on futures contracts	(4,780,330)	2,908,954	(1,871,376)	(1,835,443)	13,196,912	11,361,469

Net Cash provided by (used in) operating activities	(298,210,213)	(27,655,394)	(325,865,607)	(1,191,161,155)	8,940,580	(1,182,220,575)

Net Increase (decrease) in cash	(130,104,172)	(27,655,394)	(157,759,566)	486,780,969	8,940,580	495,721,549
Cash, beginninng of period	582,842,023	118,272,358	701,114,381	176,734,664	150,981,820	327,716,484

Cash, End of period	452,737,851	90,616,964	543,354,815	663,515,633	159,922,400	823,438,033

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	136,617,804	26,949,692	163,567,496	210,845,154	39,950,507	250,795,661
Receivable on open futures contracts	37,710,482	(26,949,692)	10,760,790	50,510,206	(39,950,507)	10,559,699

Total Assets	NR	NR	NR	NR	NR	NR

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	NR	NR	NR

Total Liabilities	NR	NR	NR	NR	NR	NR

Total liabilities and shareholders’ equity	NR	NR	NR	NR	NR	NR

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	12,799,724	(13,000,815)	(201,091)	109,195,498	(112,108,554)	(2,913,056)
Increase (Decrease) in payable on futures contracts	648,632	—	648,632	371,040	18,883,334	19,254,374

Net Cash provided by (used in) operating activities	(121,769,190)	(13,000,815)	(134,770,005)	(103,864,069)	(93,225,220)	(197,089,289)

Net Increase (decrease) in cash	(119,668,078)	(13,000,815)	(132,668,893)	(42,564,228)	(93,225,220)	(135,789,448)
Cash, beginninng of period	297,461,110	39,950,507	337,411,617	394,847,507	188,366,332	583,213,839

Cash, End of period	177,793,032	26,949,692	204,742,724	352,283,279	95,141,112	447,424,391

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	27,668,768	10,222,232	37,891,000	35,326,076	27,563,925	62,890,001
Receivable on open futures contracts	12,531,347	(10,222,232)	2,309,115	22,414,082	(17,967,880)	4,446,202

Total Assets	NR	NR	NR	141,081,961	9,596,045	150,678,006

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	—	9,596,045	9,596,045

Total Liabilities	NR	NR	NR	118,869	9,596,045	9,714,914

Total liabilities and shareholders’ equity	NR	NR	NR	141,081,961	9,596,045	150,678,006

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	9,882,735	(7,745,648)	2,137,087	14,440,205	(13,760,955)	679,250
Increase (Decrease) in payable on futures contracts	3,043,723	(9,596,045)	(6,552,322)	11,040,838	8,566,315	19,607,153

Net Cash provided by (used in) operating activities	28,006,220	(17,341,693)	10,664,527	201,106,823	(5,194,640)	195,912,183

Net Increase (decrease) in cash	(70,217,387)	(17,341,693)	(87,559,080)	41,072,059	(5,194,640)	35,877,419
Cash, beginninng of period	108,608,640	27,563,925	136,172,565	44,482,540	32,958,640	77,441,180

Cash, End of period	38,391,253	10,222,232	48,613,485	85,554,599	27,764,000	113,318,599

PROSHARES VIX SHORT-TERM FUTURES ETF

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	49,390,884	14,320,306	63,711,190	59,164,337	13,685,056	72,849,393
Receivable on open futures contracts	19,465,649	(14,320,306)	5,145,343	16,047,893	(13,685,056)	2,362,837

Total Assets	NR	NR	NR	NR	NR	NR

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	NR	NR	NR

Total Liabilities	NR	NR	NR	NR	NR	NR

Total liabilities and shareholders’ equity	NR	NR	NR	NR	NR	NR

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	(3,417,756)	635,250	(2,782,506)	26,481,863	(27,374,358)	(892,495)
Increase (Decrease) in payable on futures contracts	(580)	—	(580)	129,396	7,727,764	7,857,160

Net Cash provided by (used in) operating activities	(40,386,893)	635,250	(39,751,643)	(32,507,848)	(19,646,594)	(52,154,442)

Net Increase (decrease) in cash	(8,953,133)	635,250	(8,317,883)	(34,804,306)	(19,646,594)	(54,450,900)
Cash, beginninng of period	81,441,919	13,685,056	95,126,975	125,161,810	50,118,046	175,279,856

Cash, End of period	72,488,786	14,320,306	86,809,092	90,357,504	30,471,452	120,828,956

PROSHARES TRUST II

	March 31, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances with brokers for futures contracts	641,544,576	161,664,686	803,209,262	810,718,438	218,663,282	1,029,381,720
Receivable on open futures contracts	214,903,522	(157,651,391)	57,252,131	237,610,648	(207,887,965)	29,722,683

Total Assets	3,132,206,914	4,013,295	3,136,220,209	3,359,443,290	10,775,317	3,370,218,607

Liabilities and shareholders’ equity
Payble on open futures contracts	28,050,589	4,013,295	32,063,884	27,280,746	10,775,317	38,056,063

Total Liabilities	43,527,233	4,013,295	47,540,528	76,611,164	10,775,317	87,386,481

Total liabilities and shareholders’ equity	3,132,206,914	4,013,295	3,136,220,209	3,359,443,290	10,775,317	3,370,218,607

	March 31, 2024 (unaudited)			March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	22,707,126	(50,236,574)	(27,529,448)	85,542,272	(165,270,093)	(79,727,821)
Increase (Decrease) in payable on futures contracts	769,843	(6,762,022)	(5,992,179)	9,174,527	48,374,325	57,548,852

Net Cash provided by (used in) operating activities	(664,000,583)	(56,998,596)	(720,999,179)	(577,930,825)	(116,895,768)	(694,826,593)

Net Increase (decrease) in cash	(695,240,253)	(56,998,596)	(752,238,849)	807,718,286	(116,895,768)	690,822,518
Cash, beginninng of period	2,379,042,825	218,663,282	2,597,706,107	1,826,767,616	449,385,156	2,276,152,772

Cash, End of period	1,683,802,572	161,664,686	1,845,467,258	2,634,485,902	332,489,388	2,966,975,290

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

NOTE 6 – FINANCIAL HIGHLIGHTS
S
elected Data for a Share Outstanding Throughout the Three Months Ended March
 31, 2024
For the Three Months Ended March 31, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Net investment income (loss)	0.41	0.16	0.67	0.11	0.54	0.19
Net realized and unrealized gain (loss)#	4.28	6.75	(77.73)	(0.63)	7.62	1.05
Change in net asset value from operations	4.69	6.91	(77.06)	(0.52)	8.16	1.24
Net asset value, at March 31, 2024	$56.38	$33.19	$65.67	$11.34	$71.99	$28.53
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Market value per share, at March 31, 2024 †	$56.37	$33.00	$64.30	$11.32	$72.26	$28.74
Total Return, at net asset value^	9.1%	26.3%	(54.0)%	(4.4)%	12.8%	4.6%
Total Return, at market value^	9.0%	26.4%	(54.8)%	(4.4)%	13.1%	5.8%
Ratios to Average Net Assets**
Expense ratio^^	1.17%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.08%	2.23%	2.76%	3.73%	3.41%	2.97%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF *
Net asset value, at December 31, 2023	$72.56	$34.44	$16.74	$61.99
Net investment income (loss)	0.57	0.35	0.14	0.48
Net realized and unrealized gain (loss)#	(5.84)	6.18	(1.03)	(10.75)
Change in net asset value from operations	(5.27)	6.53	(0.89)	(10.27)
Net asset value, at March 31, 2024	$67.29	$40.97	$15.85	$51.72
Market value per share, at December 31, 2023 †	$72.96	$34.47	$16.75	$62.04
Market value per share, at March 31, 2024 †	$66.84	$40.92	$15.85	$51.84
Total Return, at net asset value^	(7.3)%	19.0%	(5.3)%	(16.6)%
Total Return, at market value^	(8.4)%	18.7%	(5.4)%	(16.4)%
Ratios to Average Net Assets**
Expense ratio^^	1.01%	0.95%	1.08%	1.04%
Net investment income gain (loss)	2.96%	3.58%	3.44%	3.41%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three Months Ended March 31, 2023
For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF **	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$1,815.41	$11.27	$55.09	$31.75
Net investment income (loss)	0.18	0.14	3.36	0.08	0.39	0.19
Net realized and unrealized gain (loss)#	2.33	(3.87)	(1,449.95)	0.14	7.38	(0.84)
Change in net asset value from operations	2.51	(3.73)	(1,446,59)	0.22	7.77	(0.65)
Net asset value, at March 31, 2023	$31.86	$26.53	$368.82	$11.49	$62.86	$31.10
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$55.27	$32.00
Market value per share, at March 31, 2023 †	$31.88	$26.47	$361.00	$11.49	$63.02	$31.23
Total Return, at net asset value^	8.6%	(12.3)%	(79.7)%	2.0%	14.1%	(2.0)%
Total Return, at market value^	8.6%	(12.7)%	(79.7)%	2.0%	14.0%	(2.4)%
Ratios to Average Net Assets***
Expense ratio^^	1.16%	1.00%	1.42%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.38%	2.05%	2.24%	2.86%	2.70%	2.70%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver **	UltraShort Yen **	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$77.82	$26.84	$30.41	$228.01
Net investment income (loss)	0.45	0.19	0.18	1.15
Net realized and unrealized gain (loss)#	(3.73)	0.96	(3.80)	(48.53)
Change in net asset value from operations	(3.28)	1.15	(3.62)	(47.38)
Net asset value, at March 31, 2023	$74.54	$27.99	$26.79	$180.63
Market value per share, at December 31, 2022 †	$77.20	$26.79	$30.36	$227.60
Market value per share, at March 31, 2023 †	$74.24	$28.00	$26.82	$181.00
Total Return, at net asset value^	(4.2)%	4.3%	(11.9)%	(20.8)%
Total Return, at market value^	(3.8)%	4.5%	(11.7)%	(20.5)%
Ratios to Average Net Assets***
Expense ratio^^	1.04%	0.95%	0.97%	1.09%
Net investment income gain (loss)	2.12%	2.87%	2.70%	2.39%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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
On October 28, 2024, the Trust issued a press release announcing a forward share split on ProShares UltraShort Yen and a reverse share split on ProShares UltraShort Silver, ProShares VIX Short-Term Futures, ProShares Ultra Bloomberg Natural Gas. The Splits did not change the value of a shareholder’s investment. ProShares UltraShort Yen executed a 2:1 Forward Split of its shares. The Forward Splits were effective at the market open on November 7, 2024, when the Funds began trading at their post-Forward Split prices. The Forward Split decreased the price per share of each Funds with a proportionate increase in the number of its shares outstanding. ProShares UltraShort Silver and ProShares ProShares VIX Short-Term Futures executed a 1:4 Reverse Split of its shares and ProShares Ultra Bloomberg Natural Gas executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on November 7, 2024, when the Fund begins trading at its post-Reverse Split price. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y722 for ZSL), (74347Y730 for VIXY), (74347Y748 for BOIL). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.
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

ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$580,741,377	$1,139,983,773
Percentage change in NAV	(20.4)%	94.5%
Shares outstanding beginning of period	5,113,709	322,875
Shares outstanding end of period	8,843,709	3,090,875
Percentage change in shares outstanding	72.9%	857.3%
Shares created	8,020,000	3,794,500
Shares redeemed	4,290,000	1,026,500
Per share NAV beginning of period	$142.73	$1,815.41
Per share NAV end of period	$65.67	$368.82
Percentage change in per share NAV	(54.0)%	(79.7)%
Percentage change in benchmark	(28.7)%	(50.4)%
Benchmark annualized volatility	57.3%	78.6%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 8,843,709 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 322,875 outstanding Shares at December 31, 2022 to 3,090,875 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
, which was offset by the timing of shareholder activity.
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

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$278,240,649	$535,980,236
Percentage change in NAV	(20.2)%	(16.2)%
Shares outstanding beginning of period	8,264,892	1,861,568
Shares outstanding end of period	8,844,891	2,317,568
Percentage change in shares outstanding	7.0%	24.5%
Shares created	2,820,000	1,674,000
Shares redeemed	2,240,000	1,218,000
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$31.46	$231.27
Percentage change in per share NAV	(25.4)%	(32.7)%
Percentage change in benchmark	(16.2)%	(20.3)%
Benchmark annualized volatility	39.6%	68.1%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 8,844,891 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 2,317,568 outstanding Shares at March 31, 2023.
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
ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$24,245,029	$20,335,691
Percentage change in NAV	(62.8)%	(36.3)%
Shares outstanding beginning of period	897,832	410,332
Shares outstanding end of period	360,332	272,832
Percentage change in shares outstanding	(59.9)%	(33.5)%
Shares created	350,000	162,500
Shares redeemed	887,500	300,000
Per share NAV beginning of period	$72.56	$77.82
Per share NAV end of period	$67.29	$74.54
Percentage change in per share NAV	(7.3)%	(4.2)%
Percentage change in benchmark	3.8%	0.8%
Benchmark annualized volatility	21.3%	27.6%
During the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 897,832 outstanding Shares at December 31, 2023 to 360,332 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 410,332 outstanding Shares at December 31, 2022 to 272,832 outstanding Shares at March 31, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
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

ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$32,662,223	$25,111,818
Percentage change in NAV	36.0%	17.4%
Shares outstanding beginning of period	697,160	797,160
Shares outstanding end of period	797,160	897,160
Percentage change in shares outstanding	14.3%	12.5%
Shares created	200,000	400,000
Shares redeemed	100,000	300,000
Per share NAV beginning of period	$34.44	$26.84
Per share NAV end of period	$40.97	$27.99
Percentage change in per share NAV	19.0%	4.3%
Percentage change in benchmark	(6.9)%	(1.2)%
Benchmark annualized volatility	7.8%	12.4%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 697,160 outstanding Shares at December 31, 2023 to 797,160 outstanding Shares at March 31, 2024. By comparison, during the three months ended March 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 797,160 outstanding Shares at December 31, 2022 to 897,160 outstanding Shares at March 31, 2023. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
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
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$162,936,051	$226,765,204
Percentage change in NAV	3.6%	(14.9)%
Shares outstanding beginning of period	2,537,737	1,169,141
Shares outstanding end of period	3,150,237	1,255,391
Percentage change in shares outstanding	24.1%	7.4%
Shares created	950,000	575,000
Shares redeemed	337,500	488,750
Per share NAV beginning of period	$61.99	$228.01
Per share NAV end of period	$51.72	$180.63
Percentage change in per share NAV	(16.6)%	(20.8)%
Percentage change in benchmark	(16.2)%	(20.3)%
Benchmark annualized volatility	39.6%	68.1%
During the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,150,237 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,169,141 outstanding Shares at December 31, 2022 to 1,255,391 outstanding Shares at March 31, 2023.
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
Most Financial Instruments held by the Funds are “unfunded” meaning that the Fund will obtain exposure to the corresponding benchmark while still being in possession of its original cash assets. The cash positions that result from use of such Financial Instruments are held in a manner to minimize both interest rate and credit risk. During the reporting period, cash positions were maintained in both non-interest
bearing and interest bearing demand deposit accounts. The Funds may also invest a portion of this cash in cash equivalents (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collat er
alized by government securities).
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures (as defined in Rules
13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). At the time of the filing of the Original Form 10-Q for the period ended March 31, 2024 on May 9, 2024 our principal executive officer and principal financial officer concluded that the disclosure controls and procedures of the Trust and the Funds were effective as of March 31, 2024. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures of the Trust and the Funds were not effective as of March 31, 2024 due to a material weakness in internal control over financial reporting in the design of certain controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on open futures contracts, payable on open futures contracts and related accounts in the statement of cash flows. Specifically, certain controls over manual journal entries were not designed at a sufficient level of precision to identify inconsistencies between the journal entries and the information provided in the futures broker customer statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Trust’s and the Funds’ financial statements as of and for the year ended December 31, 2021, 2022 and 2023 and the interim financial statements for the fiscal quarters ended September 30, 2023, March 31, 2023 and 2024, and June 30, 2023 and 2024. Additionally, this material weakness could result in misstatements of the financial statements or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

As a result, additional analysis was performed as deemed necessary to ensure that our financial st
a
tements were
p
repared in accordance with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness with respect to Controls Related to the Classification of the FCM Accounts
In response to the identified material weakness with respect to controls related to the classification of the FCM accounts, Management has begun a comprehensive plan to enhance its internal controls over financial reporting with respect to controls related to the classification of the FCM accounts, which generally includes working with the Funds’ Administrator to enhance procedures and reviews relating to the classification of Futures Commission Merchant balances for financial reporting purposes.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred duri
n
g the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	1,200,000	$53.34
	03/01/24 to 03/31/24	800,000	$55.31
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	3,850,000	$27.50
	02/01/24 to 02/29/24	4,450,000	$29.33
	03/01/24 to 03/31/24	2,600,000	$31.42
ProShares Ultra Bloomberg Natural Gas**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	1,720,000	$157.30
	02/01/24 to 02/29/24	1,770,000	$86.85
	03/01/24 to 03/31/24	800,000	$84.80
ProShares Ultra Euro
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$11.52
	02/01/24 to 02/29/24	50,000	$11.44
	03/01/24 to 03/31/24	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	200,000	$61.14
	02/01/24 to 02/29/24	200,000	$59.78
	03/01/24 to 03/31/24	50,000	$68.79
ProShares Ultra Silver
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	750,000	$25.06
	02/01/24 to 02/29/24	550,000	$24.67
	03/01/24 to 03/31/24	1,150,000	$28.04
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	1,120,000	$42.05
	02/01/24 to 02/29/24	620,000	$39.17
	03/01/24 to 03/31/24	500,000	$36.57
ProShares Ultra Yen
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$26.09
	02/01/24 to 02/29/24	50,000	$23.72
	03/01/24 to 03/31/24	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	1,100,000	$20.17
	02/01/24 to 02/29/24	2,100,000	$18.99
	03/01/24 to 03/31/24	1,950,000	$17.29
ProShares UltraShort Bloomberg Natural Gas**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	5,400,000	$44.51
	02/01/24 to 02/29/24	1,800,000	$67.88
	03/01/24 to 03/31/24	1,100,000	$69.91

ProShares UltraShort Euro
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	100,000	$30.46
ProShares UltraShort Gold
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	—	$—
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	—	$—
ProShares UltraShort Silver**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	575,000	$80.24
	02/01/24 to 02/29/24	287,500	$82.68
	03/01/24 to 03/31/24	25,000	$68.16
ProShares UltraShort Yen**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	100,000	$38.24
	02/01/24 to 02/29/24	—	$—
	03/01/24 to 03/31/24	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	50,000	$16.27
	02/01/24 to 02/29/24	150,000	$15.77
	03/01/24 to 03/31/24	100,000	$15.89
ProShares VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	01/01/24 to 01/31/24	62,500	$62.64
	02/01/24 to 02/29/24	31,250	$61.28
	03/01/24 to 03/31/24	243,750	$56.84

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 8 of these Notes to Financial Statements.
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

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson Principal Executive Officer Date: November 18, 2024

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz Principal Financial and Accounting Officer Date: November 18, 2024