Form 10-Q/A
period 2024-06-30
ProShares Trust II
filed 2024-11-18
CIK 1415311

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q
( the “Form
10-Q/A”)
amends and restates certain items noted below in the Quarterly Report on
Form 10-Q
of ProShares Trust II (the “Registrant”) for the quarterly period ended June 30, 2024, as originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2024 (the “Original Form
10-Q”).
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
for the year ended December 31, 2023, (the “Form
10-K/A”)
and Quarterly Report on
Form 10-Q/A
for the quarter ended March 31, 2024, (the
“Form10-Q/A”).
The Registrant is filing the
Form 10-K/A
and the Form
10-Q/A
to restate its financial statements and related financial information for the periods contained in those reports in relation to the errors described above.
Internal Control Considerations
As a result of the errors described above and the restatement of the Original Form 10-Q, the Registrant’s management has re-evaluated

the effectiveness of the Registrant’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2024. Management has concluded that the Registrant’s disclosure controls and procedures with respect to controls related to the classification of the account balances with futures commission merchants (“FCMs”) described above were not effective as of June 30, 2024, and its internal control over financial reporting with respect to such account balances was not effective as of June 30, 2024, due to the following material weakness in internal control over financial reporting with respect to such account balances. Specifically, there was a material weakness in the design of a control activity with respect to the presentation of the FCM accounts indicated above within the Statements of Financial Condition and Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.
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
Form 10-Q.

This Quarterly Report on
Form 10-Q/A
is presented as of the date of the Original
Form 10-Q
and does not reflect adjustments for events occurring after June 30, 2024, the date of the Original
Form 10-Q,
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
Form 10-Q.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $169,045,239 and $109,391,681, respectively)	$169,047,283	$109,410,342
Cash	33,687,181	54,492,235
Segregated cash balances with brokers for futures contracts	94,220,318	107,839,052
Receivable on open futures contracts	3,623,578	11,214,160
Interest receivable	496,309	456,930

Total assets	301,074,669	283,412,719

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	2,131,041	447,611
Brokerage commissions and futures account fees payable	—	9,571
Payable to Sponsor	231,113	248,862

Total liabilities	2,362,154	16,228,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	298,712,515	267,184,359

Total liabilities and shareholders’ equity	$301,074,669	$283,412,719

Shares outstanding (Note 1)	4,868,614	5,168,614

Net asset value per share (Note 1)	$61.35	$51.69

Market value per share (Note 1) (Note 2)	$61.39	$51.70

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$51,436,044	$110,748,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(316,469,775)	(278,358,687)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	260,017,669	334,826,194
Net amortization and accretion on short-term U.S. government and agency obligations	(3,183,783)	(1,921,222)
Net realized (gain) loss on investments	(17,669)	25,811
Change in unrealized (appreciation) depreciation on investments	16,617	8,546
Decrease (Increase) in receivable on open futures contracts	7,590,582	32,523,950
Decrease (Increase) in interest receivable	(39,379)	43,386
Increase (Decrease) in payable to Sponsor	(17,749)	(131,814)
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,571)	(12,820)
Increase (Decrease) in payable on open futures contracts	1,683,430	—

Net cash provided by (used in) operating activities	1,006,416	197,751,695

Cash flow from financing activities
Proceeds from addition of shares	147,244,261	185,319,488
Payment on shares redeemed	(182,674,465)	(359,168,024)

Net cash provided by (used in) financing activities	(35,430,204)	(173,848,536)

Net increase (decrease) in cash	(34,423,788)	23,903,159
Cash, beginning of period	162,331,287	160,907,259

Cash, end of period	$127,907,499	$184,810,418

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $387,837,316 and $233,435,026, respectively)	$387,833,913	$233,476,941
Cash	12,820,186	123,662,313
Segregated cash balances with brokers for futures contracts	26,299,037	70,781,753
Segregated cash balances with brokers for swap agreements	44,908,000	203,734,760
Unrealized appreciation on swap agreements	55,947,592	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	201,572	—
Interest receivable	314,624	568,017

Total assets	528,324,924	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	409,282	2,099,944
Brokerage commissions and futures account fees payable	—	5,682
Payable to Sponsor	429,547	534,678

Total liabilities	838,829	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	527,486,095	652,793,437

Total liabilities and shareholders’ equity	$528,324,924	$655,433,741

Shares outstanding	15,743,096	24,843,096

Net asset value per share	$33.51	$26.28

Market value per share (Note 2)	$33.50	$26.10

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$163,023,803	$(75,227,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(750,343,317)	(8,286,191,814)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	604,658,733	8,193,611,806
Net amortization and accretion on short-term U.S. government and agency obligations	(8,704,505)	(7,958,372)
Net realized (gain) loss on investments	(13,201)	59,378
Change in unrealized (appreciation) depreciation on investments	(37,947,339)	75,797,875
Decrease (Increase) in receivable on open futures contracts	(201,572)	5,619,393
Decrease (Increase) in interest receivable	253,393	168,779
Increase (Decrease) in payable to Sponsor	(105,131)	(81,887)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,682)	492
Increase (Decrease) in payable on open futures contracts	(1,690,662)	1,541,204

Net cash provided by (used in) operating activities	(31,075,480)	(92,661,062)

Cash flow from financing activities
Proceeds from addition of shares	271,243,544	812,713,784
Payment on shares redeemed	(554,319,667)	(870,743,885)

Net cash provided by (used in) financing activities	(283,076,123)	(58,030,101)

Net increase (decrease) in cash	(314,151,603)	(150,691,163)
Cash, beginning of period	398,178,826	476,600,261

Cash, end of period	$84,027,223	$325,909,098

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $64,445,510, respectively)	$—	$64,459,117
Cash	335,101,326	326,252,692
Segregated cash balances with brokers for futures contracts	170,641,492	374,861,689
Receivable from capital shares sold	78,742,578	4,281,925
Receivable on open futures contracts	—	—
Interest receivable	836,761	1,925,643

Total assets	585,322,157	771,781,066

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	19,366,361
Payable on open futures contracts	44,230,752	21,843,883
Brokerage commissions and futures account fees payable	12,372	52,349
Payable to Sponsor	435,212	625,665

Total liabilities	44,678,336	41,888,258

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	540,643,821	729,892,808

Total liabilities and shareholders’ equity	$585,322,157	$771,781,066

Shares outstanding (Note 8)	6,933,709	5,113,709

Net asset value per share (Note 8)	$77.97	$142.73

Market value per share (Note 2) (Note 8)	$78.35	$142.20

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

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$580,741,377	$1,139,983,773	$729,892,808	$586,151,113

Addition of 4,870,000, 2,758,500, 12,890,000 and 6,553,000 shares, respectively (Note 8)	387,753,452	814,876,179	1,118,271,219	3,160,825,013
Redemption of 6,780,000, 2,565,000, 11,070,000 and 3,591,500 shares, respectively (Note 8)	(583,616,052)	(859,929,761)	(1,088,922,017)	(1,542,891,022)

Net addition (redemption) of (1,910,000), 193,500, 1,820,000 and 2,961,500 shares, respectively (Note 8)	(195,862,600)	(45,053,582)	29,349,202	1,617,933,991

Net investment income (loss)	4,256,254	4,920,978	8,466,890	10,410,619
Net realized gain (loss)	211,772,181	(616,886,915)	(30,408,733)	(1,678,521,779)
Change in net unrealized appreciation (depreciation)	(60,263,391)	658,057,024	(196,656,346)	605,047,334

Net income (loss)	155,765,044	46,091,087	(218,598,189)	(1,063,063,826)

Shareholders’ equity, end of period	$540,643,821	$1,141,021,278	$540,643,821	$1,141,021,278

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(218,598,189)	$(1,063,063,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(10,025,950,123)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	65,000,000	9,997,363,885
Net amortization and accretion on short-term U.S. government and agency obligations	(554,490)	(6,934,539)
Net realized (gain) loss on investments	—	7,216
Change in unrealized (appreciation) depreciation on investments	13,607	(46,097,928)
Decrease (Increase) in receivable on open futures contracts	—	(51,507,351)
Decrease (Increase) in interest receivable	1,088,882	(1,040,354)
Increase (Decrease) in payable to Sponsor	(190,453)	396,149
Increase (Decrease) in brokerage commissions and futures account fees payable	(39,977)	34,147
Increase (Decrease) in payable on open futures contracts	22,386,869	8,464,653

Net cash provided by (used in) operating activities	(130,893,751)	(1,188,328,071)

Cash flow from financing activities
Proceeds from addition of shares	1,043,810,566	3,160,825,013
Payment on shares redeemed	(1,108,288,378)	(1,541,243,728)

Net cash provided by (used in) financing activities	(64,477,812)	1,619,581,285

Net increase (decrease) in cash	(195,371,563)	431,253,214
Cash, beginning of period	701,114,381	327,716,484

Cash, end of period	$505,742,818	$758,969,698

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$5,173,809	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	544,321	623,000
Unrealized appreciation on foreign currency forward contracts	—	308,424
Interest receivable	22,202	27,219

Total assets	5,740,332	7,121,102

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,401	5,612
Unrealized depreciation on foreign currency forward contracts	140,398	1,475

Total liabilities	144,799	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,595,533	7,114,015

Total liabilities and shareholders’ equity	$5,740,332	$7,121,102

Shares outstanding	500,000	600,000

Net asset value per share	$11.19	$11.86

Market value per share (Note 2)	$11.17	$11.84

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

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$158,221,508	$(55,639,766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(669,157,487)	(2,203,304,232)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	332,004,797	2,212,588,221
Net amortization and accretion on short-term U.S. government and agency obligations	(5,853,530)	(5,008,810)
Net realized (gain) loss on investments	(4,797)	46,857
Change in unrealized (appreciation) depreciation on investments	46,595,616	57,260,732
Decrease (Increase) in receivable on open futures contracts	(3,689,701)	(1,635,164)
Decrease (Increase) in interest receivable	(333,110)	29,902
Increase (Decrease) in payable to Sponsor	119,289	(45,532)
Increase (Decrease) in payable on open futures contracts	(3,503,958)	(1,948,902)

Net cash provided by (used in) operating activities	(145,601,373)	2,343,306

Cash flow from financing activities
Proceeds from addition of shares	247,509,728	71,924,842
Payment on shares redeemed	(222,319,260)	(75,394,677)

Net cash provided by (used in) financing activities	25,190,468	(3,469,835)

Net increase (decrease) in cash	(120,410,905)	(1,126,529)
Cash, beginning of period	279,193,929	150,012,071

Cash, end of period	$158,783,024	$148,885,542

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,941,817 and $–, respectively)	$49,941,835	$—
Cash	34,940,702	86,615,956
Segregated cash balances with brokers for futures contracts	137,403,639	250,795,661
Receivable on open futures contracts	9,596,074	10,559,699
Interest receivable	454,279	924,148

Total assets	232,336,529	348,895,464

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	16,333	36,088
Payable to Sponsor	184,998	303,633

Total liabilities	201,331	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	232,135,198	348,555,743

Total liabilities and shareholders’ equity	$232,336,529	$348,895,464

Shares outstanding (Note 1)	9,843,643	8,264,892

Net asset value per share (Note 1)	$23.58	$42.17

Market value per share (Note 1) (Note 2)	$23.54	$42.20

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(120,644,835)	$(647,096,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(145,539,355)	(1,156,102,958)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	96,889,241	1,192,359,088
Net amortization and accretion on short-term U.S. government and agency obligations	(1,280,566)	(1,530,731)
Net realized (gain) loss on investments	(11,137)	3,590
Change in unrealized (appreciation) depreciation on investments	(18)	3,383
Decrease (Increase) in receivable on open futures contracts	963,625	20,607,263
Decrease (Increase) in interest receivable	469,869	293,885
Increase (Decrease) in payable to Sponsor	(118,635)	(209,095)
Increase (Decrease) in brokerage commissions and futures account fees payable	(19,755)	(14,116)
Increase (Decrease) in payable on open futures contracts	—	2,285,649

Net cash provided by (used in) operating activities	(169,291,566)	(589,400,429)

Cash flow from financing activities
Proceeds from addition of shares	291,112,693	891,490,874
Payment on shares redeemed	(286,888,403)	(495,948,790)

Net cash provided by (used in) financing activities	4,224,290	395,542,084

Net increase (decrease) in cash	(165,067,276)	(193,858,345)
Cash, beginning of period	337,411,617	583,213,839

Cash, end of period	$172,344,341	$389,355,494

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$37,116,158	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	7,132,036	2,976,399
Unrealized appreciation on foreign currency forward contracts	29,111	1,534,924
Receivable from capital shares sold	3,034,885	—
Interest receivable	162,688	104,541

Total assets	47,474,878	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Payable to Sponsor	33,571	22,600
Unrealized depreciation on foreign currency forward contracts	2,931,169	15,639

Total liabilities	2,964,740	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,510,138	30,205,770

Total liabilities and shareholders’ equity	$47,474,878	$31,617,176

Shares outstanding	2,199,970	1,099,970

Net asset value per share	$20.23	$27.46

Market value per share (Note 2)	$20.30	$27.49

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

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(45,110,567)	$60,982,257
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(242,128,850)	(378,541,825)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	190,006,779	394,924,819
Net amortization and accretion on short-term U.S. government and agency obligations	(2,612,937)	(1,821,563)
Net realized (gain) loss on investments	(6,779)	11,783
Change in unrealized (appreciation) depreciation on investments	9,180	1,641
Decrease (Increase) in receivable on open futures contracts	(315,222)	1,604,847
Decrease (Increase) in interest receivable	11,852	265,587
Increase (Decrease) in payable to Sponsor	408	(111,014)
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,509)	(220)
Increase (Decrease) in payable on open futures contracts	152,793	(5,802,618)

Net cash provided by (used in) operating activities	(99,996,852)	71,513,694

Cash flow from financing activities
Proceeds from addition of shares	216,439,065	274,667,692
Payment on shares redeemed	(185,768,143)	(444,081,787)

Net cash provided by (used in) financing activities	30,670,922	(169,414,095)

Net increase (decrease) in cash	(69,325,930)	(97,900,401)
Cash, beginning of period	141,574,168	139,811,511

Cash, end of period	$72,248,238	$41,911,110

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,476,486 and $–, respectively)	$89,475,883	$—
Cash	9,179,026	73,282,564
Segregated cash balances with brokers for futures contracts	45,237,761	62,890,001
Receivable from capital shares sold	—	9,611,378
Receivable on open futures contracts	8,141,559	4,446,202
Interest receivable	337,766	447,861

Total assets	152,371,995	150,678,006

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,937,033	—
Payable on open futures contracts	26,716	9,596,045
Brokerage commissions and futures account fees payable	3,273	10,461
Payable to Sponsor	112,546	108,408

Total liabilities	5,079,568	9,714,914

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	147,292,427	140,963,092

Total liabilities and shareholders’ equity	$152,371,995	$150,678,006

Shares outstanding (Note 1)	2,983,712	2,933,712

Net asset value per share (Note 1)	$49.37	$48.05

Market value per share (Note 1) (Note 2)	$49.19	$48.21

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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$46,225,176	$127,366,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(188,049,532)	(119,017,542)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	99,796,807	146,569,111
Net amortization and accretion on short-term U.S. government and agency obligations	(1,225,504)	(910,302)
Net realized (gain) loss on investments	1,743	1,263
Change in unrealized (appreciation) depreciation on investments	603	10,168
Decrease (Increase) in receivable on open futures contracts	(3,695,357)	(4,797,173)
Decrease (Increase) in interest receivable	110,095	46,314
Increase (Decrease) in payable to Sponsor	4,138	(37,995)
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,188)	951
Increase (Decrease) in payable on open futures contracts	(9,569,329)	6,151,798

Net cash provided by (used in) operating activities	(56,408,348)	155,383,354

Cash flow from financing activities
Proceeds from addition of shares	706,719,280	830,673,700
Payment on shares redeemed	(732,066,710)	(944,455,593)

Net cash provided by (used in) financing activities	(25,347,430)	(113,781,893)

Net increase (decrease) in cash	(81,755,778)	41,601,461
Cash, beginning of period	136,172,565	77,441,180

Cash, end of period	$54,416,787	$119,042,641

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$32,786,134	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,412,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	937,816	38,029
Interest receivable	138,184	159,359

Total assets	38,274,246	41,287,730

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	29,396	33,372
Unrealized depreciation on foreign currency forward contracts	17,867	1,886,808

Total liabilities	47,263	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,226,983	39,367,550

Total liabilities and shareholders’ equity	$38,274,246	$41,287,730

Shares outstanding	1,200,000	1,350,000

Net asset value per share	$31.86	$29.16

Market value per share (Note 2)	$31.83	$29.15

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(2,748,428)	$(246,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(608,521)	(1,033,528)
Decrease (Increase) in receivable on open futures contracts	17,324	(40,101)
Decrease (Increase) in interest receivable	(13,921)	(19,366)
Increase (Decrease) in payable to Sponsor	2,965	1,307
Increase (Decrease) in payable on open futures contracts	17,400	1,600

Net cash provided by (used in) operating activities	(3,333,181)	(1,336,495)

Cash flow from financing activities
Proceeds from addition of shares	14,532,555	16,298,343
Payment on shares redeemed	(7,448,115)	(14,253,435)

Net cash provided by (used in) financing activities	7,084,440	2,044,908

Net increase (decrease) in cash	3,751,259	708,413
Cash, beginning of period	11,946,483	16,020,413

Cash, end of period	$15,697,742	$16,728,826

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$54,325,214	$46,444,776
Segregated cash balances with brokers for futures contracts	8,211,000	5,494,500
Segregated cash balances with brokers for swap agreements	10,255,068	12,657,595
Unrealized appreciation on swap agreements	3,476,663	—
Receivable from capital shares sold	561,001	907,025
Receivable on open futures contracts	—	329,629
Interest receivable	252,520	173,799

Total assets	77,081,466	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	823,698	—
Payable to Sponsor	59,025	43,464
Unrealized depreciation on swap agreements	—	814,174

Total liabilities	882,723	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	76,198,743	65,149,686

Total liabilities and shareholders’ equity	$77,081,466	$66,007,324

Shares outstanding (Note 8)	1,697,832	897,832

Net asset value per share (Note 8)	$44.88	$72.56

Market value per share (Note 2) (Note 8)	$45.32	$72.96

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$24,245,029	$20,335,691	$65,149,686	$31,932,799

Addition of 1,900,000, 612,500, 2,250,000 and 775,000 shares, respectively (Note 8)	90,286,838	41,523,335	116,105,726	55,312,875
Redemption of 562,500, 650,000, 1,450,000 and 950,000 shares, respectively (Note 8)	(27,610,327)	(49,563,896)	(98,979,561)	(76,615,138)

Net addition (redemption) of 1,337,500, (37,500), 800,000 and (175,000) shares, respectively (Note 8)	62,676,511	(8,040,561)	17,126,165	(21,302,263)

Net investment income (loss)	444,517	232,359	728,788	366,566
Net realized gain (loss)	(16,070,138)	1,112,690	(10,290,118)	3,826,313
Change in net unrealized appreciation (depreciation)	4,902,824	5,650,294	3,484,222	4,467,058

Net income (loss)	(10,722,797)	6,995,343	(6,077,108)	8,659,937

Shareholders’ equity, end of period	$76,198,743	$19,290,473	$76,198,743	$19,290,473

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(6,077,108)	$8,659,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(14,880,254)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	14,937,156
Net amortization and accretion on short-term U.S. government and agency obligations	—	(57,808)
Net realized (gain) loss on investments	—	906
Change in unrealized (appreciation) depreciation on investments	(4,290,837)	(2,567,635)
Decrease (Increase) in receivable on open futures contracts	329,629	(185,697)
Decrease (Increase) in interest receivable	(78,721)	(1,333)
Increase (Decrease) in payable to Sponsor	15,561	(1,521)
Increase (Decrease) in payable on open futures contracts	823,698	5,550

Net cash provided by (used in) operating activities	(9,277,778)	5,909,301

Cash flow from financing activities
Proceeds from addition of shares	116,451,750	56,285,664
Payment on shares redeemed	(98,979,561)	(74,565,831)

Net cash provided by (used in) financing activities	17,472,189	(18,280,167)

Net increase (decrease) in cash	8,194,411	(12,370,866)
Cash, beginning of period	64,596,871	32,583,283

Cash, end of period	$72,791,282	$20,212,417

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$39,249,087	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	4,958,787	3,434,732
Unrealized appreciation on foreign currency forward contracts	3,371,091	129,697
Interest receivable	166,744	100,284

Total assets	47,745,709	25,472,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	35,680	20,676
Unrealized depreciation on foreign currency forward contracts	214,997	1,441,622

Total liabilities	250,677	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	47,495,032	24,010,010

Total liabilities and shareholders’ equity	$47,745,709	$25,472,308

Shares outstanding (Note 8)	997,160	697,160

Net asset value per share (Note 8)	$47.63	$34.44

Market value per share (Note 2) (Note 8)	$47.56	$34.47

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$32,662,223	$25,111,818	$24,010,010	$21,397,736

Addition of 400,000, 500,000, 600,000 and 900,000 shares, respectively (Note 8)	17,441,510	14,899,838	25,021,470	26,056,375
Redemption of 200,000, 600,000, 300,000 and 900,000 shares, respectively (Note 8)	(8,915,431)	(17,646,969)	(12,739,426)	(26,074,337)

Net addition (redemption) of 200,000, (100,000), 300,000 and – shares, respectively (Note 8)	8,526,079	(2,747,131)	12,282,044	(17,962)

Net investment income (loss)	359,294	197,175	608,578	350,563
Net realized gain (loss)	4,417,569	1,370,771	6,126,381	342,795
Change in net unrealized appreciation (depreciation)	1,529,867	3,145,023	4,468,019	5,004,524

Net income (loss)	6,306,730	4,712,969	11,202,978	5,697,882

Shareholders’ equity, end of period	$47,495,032	$27,077,656	$47,495,032	$27,077,656

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

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(9,938,386)	$(26,887,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,330,764)	(254,817,825)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,278	305,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(189,132)	(305,478)
Net realized (gain) loss on investments	(3,278)	—
Change in unrealized (appreciation) depreciation on investments	(2,519)	5,651
Decrease (Increase) in receivable on open futures contracts	(10,685,557)	142,794
Decrease (Increase) in interest receivable	(79,106)	(101,568)
Increase (Decrease) in payable to Sponsor	43,729	(19,128)
Increase (Decrease) in brokerage commissions and futures account fees payable	1,208	995
Increase (Decrease) in payable on open futures contracts	—	962,275

Net cash provided by (used in) operating activities	(70,180,527)	23,980,672

Cash flow from financing activities
Proceeds from addition of shares	135,188,877	21,818,758
Payment on shares redeemed	(56,875,919)	(29,525,260)

Net cash provided by (used in) financing activities	78,312,958	(7,706,502)

Net increase (decrease) in cash	8,132,431	16,274,170
Cash, beginning of period	37,611,189	33,959,989

Cash, end of period	$45,743,620	$50,234,159

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,756,905 and $59,648,776, respectively)	$64,756,617	$59,660,373
Cash	21,351,037	22,277,582
Segregated cash balances with brokers for futures contracts	57,448,807	72,849,393
Receivable on open futures contracts	4,672,943	2,362,837
Interest receivable	249,142	254,671

Total assets	148,478,546	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	580
Brokerage commissions and futures account fees payable	11,302	11,961
Payable to Sponsor	47,216	70,569

Total liabilities	58,518	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	148,420,028	157,321,746

Total liabilities and shareholders’ equity	$148,478,546	$157,404,856

Shares outstanding (Note 8)	3,425,237	2,537,737

Net asset value per share (Note 8)	$43.33	$61.99

Market value per share (Note 2) (Note 8)	$43.40	$62.04

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

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$162,936,051	$226,765,204	$157,321,746	$266,580,320

Addition of 925,000, 1,115,000, 1,875,000 and 1,690,000 shares, respectively (Note 8)	42,851,982	159,301,302	95,632,291	267,768,654
Redemption of 650,000, 63,750, 987,500 and 552,500 shares, respectively (Note 8)	(35,117,049)	(9,060,853)	(54,846,455)	(113,832,570)
Net addition (redemption) of 275,000, 1,051,250, 887,500 and 1,137,500 shares, respectively (Note 8)	7,734,933	150,240,449	40,785,836	153,936,084

Net investment income (loss)	1,239,189	1,765,342	2,587,545	3,221,259

Net realized gain (loss)	(27,512,354)	(127,239,912)	(59,266,488)	(173,336,606)
Change in net unrealized appreciation (depreciation)	4,022,209	(21,303,253)	6,991,389	(20,173,227)

Net income (loss)	(22,250,956)	(146,777,823)	(49,687,554)	(190,288,574)

Shareholders’ equity, end of period	$148,420,028	$230,227,830	$148,420,028	$230,227,830

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$(49,687,554)	$(190,288,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(153,292,911)	(318,231,573)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	149,944,134	334,754,108
Net amortization and accretion on short-term U.S. government and agency obligations	(1,754,522)	(1,966,043)
Net realized (gain) loss on investments	(4,830)	10,605
Change in unrealized (appreciation) depreciation on investments	11,885	(2,837)
Decrease (Increase) in receivable on open futures contracts	(2,310,106)	2,384,188
Decrease (Increase) in interest receivable	5,529	18,196
Increase (Decrease) in payable to Sponsor	(23,353)	(36,534)
Increase (Decrease) in brokerage commissions and futures account fees payable	(659)	(7,961)
Increase (Decrease) in payable on open futures contracts	(580)	2,179,767

Net cash provided by (used in) operating activities	(57,112,967)	(171,186,658)

Cash flow from financing activities
Proceeds from addition of shares	95,632,291	267,768,654
Payment on shares redeemed	(54,846,455)	(114,403,043)

Net cash provided by (used in) financing activities	40,785,836	153,365,611

Net increase (decrease) in cash	(16,327,131)	(17,821,047)
Cash, beginning of period	95,126,975	175,279,856

Cash, end of period	$78,799,844	$157,458,809

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
	(As Restated)	(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,566,271,392 and $690,346,244, respectively)	$1,566,273,968	$690,474,277
Cash	821,558,111	1,209,034,101
Segregated cash balances with brokers for futures contracts	632,703,644	1,029,381,720
Segregated cash balances with brokers for foreign currency forward contracts	17,047,256	13,366,243
Segregated cash balances with brokers for swap agreements	77,374,847	345,924,043
Unrealized appreciation on swap agreements	59,832,955	21,033,528
Unrealized appreciation on foreign currency forward contracts	4,338,018	2,011,074
Receivable from capital shares sold	82,338,464	22,784,178
Receivable on open futures contracts	41,862,726	29,722,683
Interest receivable	5,126,818	6,486,760

Total assets	3,308,456,807	3,370,218,607

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	77,776,296	39,357,935
Payable on open futures contracts	47,791,682	38,056,063
Brokerage commissions and futures account fees payable	46,364	131,497
Payable to Sponsor	2,427,704	2,654,226
Unrealized depreciation on swap agreements	55,954,990	3,841,216
Unrealized depreciation on foreign currency forward contracts	3,304,431	3,345,544

Total liabilities	187,301,467	87,386,481

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,121,155,340	3,282,832,126

Total liabilities and shareholders’ equity	$3,308,456,807	$3,370,218,607

Shares outstanding (Note 1) (Note 8)	82,929,099	82,617,848

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

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$3,088,679,681	$4,138,630,893	$3,282,832,126	$3,887,786,746

Addition of 43,875,000, 45,449,000, 84,940,000 and 99,080,000 shares, respectively (Note 1) (Note 8)	1,659,368,580	2,534,087,735	3,456,902,022	6,659,958,056
Redemption of 46,923,748, 46,013,750, 84,628,748 and 105,972,000 shares, respectively (Note 1) (Note 8)	(1,867,042,594)	(2,337,146,640)	(3,627,140,335)	(5,054,205,998)

Net addition (redemption) of (3,048,748), (564,750) , 311,252 and (6,892,000) shares, respectively (Note 1) (Note 8)	(207,674,014)	196,941,095	(170,238,313)	1,605,752,058

Net investment income (loss)	26,987,140	22,787,662	48,532,135	44,631,315
Net realized gain (loss)	340,305,548	(1,030,834,546)	140,335,396	(2,028,937,766)
Change in net unrealized appreciation (depreciation)	(127,143,015)	426,320,433	(180,306,004)	244,613,184

Net income (loss)	240,149,673	(581,726,451)	8,561,527	(1,739,693,267)

Shareholders’ equity, end of period	$3,121,155,340	$3,753,845,537	$3,121,155,340	$3,753,845,537

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flow from operating activities
Net income (loss)	$8,561,527	$(1,739,693,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,820,463,204)	(23,583,170,670)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,973,332,631	23,734,747,679
Net amortization and accretion on short-term U.S. government and agency obligations	(28,723,434)	(31,075,993)
Net realized (gain) loss on investments	(71,141)	195,871
Change in unrealized (appreciation) depreciation on investments	11,071,747	93,240,652
Decrease (Increase) in receivable on futures contracts	(12,140,043)	4,229,051
Decrease (Increase) in interest receivable	1,359,942	(398,777)
Increase (Decrease) in payable to Sponsor	(226,522)	(307,569)
Increase (Decrease) in brokerage commissions and futures account fees payable	(85,133)	1,468
Increase (Decrease) in payable on futures contracts	9,735,619	13,840,976

Net cash provided by (used in) operating activities	(857,648,011)	(1,508,390,579)

Cash flow from financing activities
Proceeds from addition of shares	3,397,347,736	6,655,658,102
Payment on shares redeemed	(3,588,721,974)	(5,059,100,757)

Net cash provided by (used in) financing activities	(191,374,238)	1,596,557,345

Net increase (decrease) in cash	(1,049,022,249)	88,166,766
Cash, beginning of period	2,597,706,107	2,276,152,772

Cash, end of period	$1,548,683,858	$2,364,319,538

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
Statements of Financial Condition
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	90,095,318	4,125,000	94,220,318	88,647,616	19,191,436	107,839,052
Receivable on open futures contracts	7,748,578	(4,125,000)	3,623,578	30,330,665	(19,116,505)	11,214,160

Total Assets	NR	NR	NR	283,337,788	74,931	283,412,719

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	372,680	74,931	447,611

Total Liabilities	NR	NR	NR	16,153,429	74,931	16,228,360

Total liabilities and shareholders’ equity	NR	NR	NR	283,337,788	74,931	283,412,719

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	22,582,087	(14,991,505)	7,590,582	48,261,408	(15,737,458)	32,523,950
Increase (Decrease) in payable on futures contracts	1,758,361	(74,931)	1,683,430	NR	NR	NR

Net Cash provided by (used in) operating activities	16,072,852	(15,066,436)	1,006,416	213,489,153	(15,737,458)	197,751,695

Net Increase (decrease) in cash	(19,357,352)	(15,066,436)	(34,423,788)	39,640,617	(15,737,458)	23,903,159

Cash, beginninng of period	143,139,851	19,191,436	162,331,287	133,946,941	26,960,318	160,907,259

Cash, End of period	123,782,499	4,125,000	127,907,499	173,587,558	11,222,860	184,810,418

Statements of Financial Condition
PROSHARES ULTRA BLOOMBERG NATURAL GAS

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	131,374,481	39,267,011	170,641,492	256,589,331	118,272,358	374,861,689
Receivable on open futures contracts	34,615,849	(34,615,849)	—	117,168,017	(117,168,017)	—

Total Assets	580,670,995	4,651,162	585,322,157	770,676,725	1,104,341	771,781,066

Liabilities and shareholders’ equity
Payble on open futures contracts	39,579,590	4,651,162	44,230,752	20,739,542	1,104,341	21,843,883

Total Liabilities	40,027,174	4,651,162	44,678,336	40,783,917	1,104,341	41,888,258

Total liabilities and shareholders’ equity	580,670,995	4,651,162	585,322,157	770,676,725	1,104,341	771,781,066

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	82,552,168	(82,552,168)	—	32,093,445	(83,600,796)	(51,507,351)
Increase (Decrease) in payable on futures contracts	18,840,048	3,546,821	22,386,869	(1,835,443)	10,300,096	8,464,653

Net Cash provided by (used in) operating activities	(51,888,404)	(79,005,347)	(130,893,751)	(1,115,027,371)	(73,300,700)	(1,188,328,071)

Net Increase (decrease) in cash	(116,366,216)	(79,005,347)	(195,371,563)	504,553,914	(73,300,700)	431,253,214

Cash, beginninng of period	582,842,023	118,272,358	701,114,381	176,734,664	150,981,820	327,716,484

Cash, End of period	466,475,807	39,267,011	505,742,818	681,288,578	77,681,120	758,969,698

Statements of Financial Condition
PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	120,823,595	16,580,044	137,403,639	210,845,154	39,950,507	250,795,661
Receivable on open futures contracts	26,176,118	(16,580,044)	9,596,074	50,510,206	(39,950,507)	10,559,699

Total Assets	NR	NR	NR	NR	NR	NR

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	NR	NR	NR

Total Liabilities	NR	NR	NR	NR	NR	NR

Total liabilities and shareholders’ equity	NR	NR	NR	NR	NR	NR

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	24,334,088	(23,370,463)	963,625	159,024,755	(138,417,492)	20,607,263
Increase (Decrease) in payable on futures contracts	NR	NR	NR	1,707,397	578,252	2,285,649

Net Cash provided by (used in) operating activities	(145,921,103)	(23,370,463)	(169,291,566)	(451,561,189)	(137,839,240)	(589,400,429)

Net Increase (decrease) in cash	(141,696,813)	(23,370,463)	(165,067,276)	(56,019,105)	(137,839,240)	(193,858,345)

Cash, beginninng of period	297,461,110	39,950,507	337,411,617	394,847,507	188,366,332	583,213,839

Cash, End of period	155,764,297	16,580,044	172,344,341	338,828,402	50,527,092	389,355,494

Statements of Financial Condition
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	27,590,142	17,647,619	45,237,761	35,326,076	27,563,925	62,890,001
Receivable on open futures contracts	25,789,178	(17,647,619)	8,141,559	22,414,082	(17,967,880)	4,446,202

Total Assets	NR	NR	NR	141,081,961	9,596,045	150,678,006

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	—	9,596,045	9,596,045

Total Liabilities	NR	NR	NR	118,869	9,596,045	9,714,914

Total liabilities and shareholders’ equity	NR	NR	NR	141,081,961	9,596,045	150,678,006

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	(3,375,096)	(320,261)	(3,695,357)	7,788,147	(12,585,320)	(4,797,173)
Increase (Decrease) in payable on futures contracts	26,716	(9,596,045)	(9,569,329)	6,151,798	—	6,151,798

Net Cash provided by (used in) operating activities	(46,492,042)	(9,916,306)	(56,408,348)	167,968,674	(12,585,320)	155,383,354

Net Increase (decrease) in cash	(71,839,472)	(9,916,306)	(81,755,778)	54,186,781	(12,585,320)	41,601,461

Cash, beginninng of period	108,608,640	27,563,925	136,172,565	44,482,540	32,958,640	77,441,180

Cash, End of period	36,769,168	17,647,619	54,416,787	98,669,321	20,373,320	119,042,641

Statements of Financial Condition
PROSHARES VIX SHORT-TERM FUTURES ETF

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	47,977,287	9,471,520	57,448,807	59,164,337	13,685,056	72,849,393
Receivable on open futures contracts	14,144,463	(9,471,520)	4,672,943	16,047,893	(13,685,056)	2,362,837

Total Assets	NR	NR	NR	NR	NR	NR

Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR	NR	NR	NR

Total Liabilities	NR	NR	NR	NR	NR	NR

Total liabilities and shareholders’ equity	NR	NR	NR	NR	NR	NR

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	1,903,430	(4,213,536)	(2,310,106)	34,137,415	(31,753,227)	2,384,188
Increase (Decrease) in payable on futures contracts	(580)	—	(580)	1,907,775	271,992	2,179,767

Net Cash provided by (used in) operating activities	(52,899,431)	(4,213,536)	(57,112,967)	(139,705,423)	(31,481,235)	(171,186,658)

Net Increase (decrease) in cash	(12,113,595)	(4,213,536)	(16,327,131)	13,660,188	(31,481,235)	(17,821,047)

Cash, beginninng of period	81,441,919	13,685,056	95,126,975	125,161,810	50,118,046	175,279,856

Cash, End of period	69,328,324	9,471,520	78,799,844	138,821,998	18,636,811	157,458,809

Statements of Financial Condition
PROSHARES TRUST II

	June 30, 2024 (unaudited)			December 31, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	545,612,450	87,091,194	632,703,644	810,718,438	218,663,282	1,029,381,720
Receivable on open futures contracts	124,302,758	(82,440,032)	41,862,726	237,610,648	(207,887,965)	29,722,683

Total Assets	3,303,805,645	4,651,162	3,308,456,807	3,359,443,290	10,775,317	3,370,218,607

Liabilities and shareholders’ equity
Payble on open futures contracts	43,140,520	4,651,162	47,791,682	27,280,746	10,775,317	38,056,063

Total Liabilities	182,650,305	4,651,162	187,301,467	76,611,164	10,775,317	87,386,481

Total liabilities and shareholders’ equity	3,303,805,645	4,651,162	3,308,456,807	3,359,443,290	10,775,317	3,370,218,607

Statements of Cash Flows	June 30, 2024 (unaudited)			June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	113,307,890	(125,447,933)	(12,140,043)	286,323,344	(282,094,293)	4,229,051
Increase (Decrease) in payable on futures contracts	15,859,774	(6,124,155)	9,735,619	2,690,636	11,150,340	13,840,976

Net Cash provided by (used in) operating activities	(726,075,923)	(131,572,088)	(857,648,011)	(1,237,446,626)	(270,943,953)	(1,508,390,579)

Net Increase (decrease) in cash	(917,450,161)	(131,572,088)	(1,049,022,249)	359,110,719	(270,943,953)	88,166,766

Cash, beginninng of period	2,379,042,825	218,663,282	2,597,706,107	1,826,767,616	449,385,156	2,276,152,772

Cash, End of period	1,461,592,664	87,091,194	1,548,683,858	2,185,878,335	178,441,203	2,364,319,538

NR - Not Restated.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Each Fund is an investment
company
, as defined by
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

9
4

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

9
5

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

10
5

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
6

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

10
7

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

10
8

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

10
9

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

1
1
0

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

1
11

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

1
12

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2024
For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas * *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2024	$56.38	$33.19	$65.67	$11.34	$71.99	$28.53
Net investment income (loss)	0.50	0.29	0.62	0.11	0.77	0.35
Net realized and unrealized gain (loss)#	4.47	0.03	11.68	(0.26)	4.55	8.56
Change in net asset value from operations	4.97	0.32	12.30	(0.15)	5.32	8.91
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$77.31	$37.44
Market value per share, at March 31, 2024 †	$56.37	$33.00	$64.30	$11.32	$72.26	$28.74
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$77.04	$37.09
Total Return, at net asset value^	8.8%	1.0%	18.7%	(1.3)%	7.4%	31.2%
Total Return, at market value^	8.9%	1.5%	21.9%	(1.3)%	6.6%	29.1%
Ratios to Average Net Assets** *
Expense ratio^^	1.18%	0.98%	1.54%	0.95%	0.96%	0.99%
Net investment income gain (loss)	3.49%	3.62%	3.04%	3.87%	3.94%	3.77%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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
13

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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
4

For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at March 31, 2024	$67.29	$40.97	$15.85	$51.72
Net investment income (loss)	0.36	0.39	0.13	0.41
Net realized and unrealized gain (loss)#	(22.77)	6.27	(1.69)	(8.80)
Change in net asset value from operations	(22.41)	6.66	(1.56)	(8.39)
Net asset value, at June 30, 2024	$44.88	$47.63	$14.29	$43.33
Market value per share, at March 31, 2024 †	$66.84	$40.92	$15.85	$51.84
Market value per share, at June 30, 2024 †	$45.32	$47.56	$14.33	$43.40
Total Return, at net asset value^	(33.3)%	16.3%	(9.9)%	(16.2)%
Total Return, at market value^	(32.2)%	16.2%	(9.6)%	(16.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	1.19%	1.04%
Net investment income gain (loss)	3.04%	3.52%	3.73%	3.40%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
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

11
5

Selected data for a Share outstanding throughout the three months ended June 30, 2023
For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2023	$31.86	$26.53	$368.82	$11.49	$62.86	$31.10
Net investment income (loss)	0.23	0.14	1.40	0.09	0.47	0.20
Net realized and unrealized gain (loss)#	10.25	(2.93)	(22.81)	0.01	(4.97)	(4.26)
Change in net asset value from operations	10.48	(2.79)	(21.41)	0.10	(4.50)	(4.06)
Net asset value, at June 30, 2023	$42.34	$23.74	$347.41	$11.59	$58.36	$27.04
Market value per share, at March 31, 2023 †	$31.88	$26.47	$361.00	$11.49	$63.02	$31.23
Market value per share, at June 30, 2023 †	$42.34	$23.65	$344.95	$11.61	$58.24	$26.95
Total Return, at net asset value^	32.9%	(10.5)%	(5.8)%	0.9%	(7.2)%	(13.1)%
Total Return, at market value^	32.8%	(10.7)%	(4.5)%	1.0%	(7.6)%	(13.7)%
Ratios to Average Net Assets** *
Expense ratio^^	1.14%	1.00%	1.45%	0.95%	0.96%	1.00%
Net investment income gain (loss)	2.61%	2.20%	1.81%	3.27%	3.01%	2.61%

*	See Note 1 of these Notes to Financial Statements.
* *	See Note 8 of these Notes to Financial Statements.
** *	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
7

For the Three Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver**	UltraShort Yen**	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at March 31, 2023	$74.54	$27.99	$26.79	$180.63
Net investment income (loss)	0.49	0.24	0.20	0.98
Net realized and unrealized gain (loss)#	6.94	5.74	(6.50)	(81.80)
Change in net asset value from operations	7.43	5.98	(6.30)	(80.82)
Net asset value, at June 30, 2023	$81.97	$33.97	$20.49	$99.81
Market value per share, at March 31, 2023 †	$74.24	$28.00	$26.82	$181.00
Market value per share, at June 30, 2023 †	$82.32	$33.98	$20.48	$99.84
Total Return, at net asset value^	10.0%	21.4%	(23.5)%	(44.8)%
Total Return, at market value^	10.9%	21.3%	(23.6)%	(44.8)%
Ratios to Average Net Assets** *
Expense ratio^^	1.05%	0.95%	1.00%	1.08%
Net investment income gain (loss)	2.68%	3.22%	3.13%	2.82%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
** *	Percentages are annualized.
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
For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Net investment income (loss)	0.91	0.44	1.28	0.21	1.31	0.54
Net realized and unrealized gain (loss)#	8.75	6.79	(66.04)	(0.88)	12.17	9.61
Change in net asset value from operations	9.66	7.23	(64.76)	(0.67)	13.48	10.15
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$77.31	$37.44
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$77.04	$37.09
Total Return, at net asset value^	18.7%	27.5%	(45.4)%	(5.6)%	21.1%	37.2%
Total Return, at market value^	18.7%	28.4%	(44.9)%	(5.7)%	20.6%	36.5%
Ratios to Average Net Assets** *
Expense ratio^^	1.18%	0.99%	1.51%	0.95%	0.97%	0.99%
Net investment income gain (loss)	3.28%	2.89%	2.89%	3.80%	3.70%	3.44%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

1
20

For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2023	$72.56	$34.44	$16.74	$61.99
Net investment income (loss)	0.83	0.74	0.27	0.89
Net realized and unrealized gain (loss)#	(28.51)	12.45	(2.72)	(19.55)
Change in net asset value from operations	(27.68)	13.19	(2.45)	(18.66)
Net asset value, at June 30, 2024	$44.88	$47.63	$14.29	$43.33
Market value per share, at December 31, 2023 †	$72.96	$34.47	$16.75	$62.04
Market value per share, at June 30, 2024 †	$45.32	$47.56	$14.33	$43.40
Total Return, at net asset value^	(38.2)%	38.3%	(14.6)%	(30.1)%
Total Return, at market value^	(37.9)%	38.0%	(14.5)%	(30.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	0.95%	1.15%	1.04%
Net investment income gain (loss)	3.01%	3.55%	3.63%	3.40%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
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

1
21

Selected Data for a Share Outstanding Throughout the six months Ended June 30, 2023
For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas * *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$1815.41	$11.27	$55.09	$31.75
Net investment income (loss)	0.41	0.27	4.04	0.17	0.86	0.39
Net realized and unrealized gain (loss)#	12.58	(6.79)	(1,472.04)	0.15	2.41	(5.10)
Change in net asset value from operations	12.99	(6.52)	(1,468.00)	0.32	3.27	(4.71)
Net asset value, at June 30, 2023	$42.34	$23.74	$347.41	$11.59	$58.36	$27.04
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$55.27	$32.00
Market value per share, at June 30, 2023 †	$42.34	$23.65	$344.95	$11.61	$58.24	$26.95
Total Return, at net asset value^	44.2%	(21.5)%	(80.9)%	2.9%	5.9%	(14.8)%
Total Return, at market value^	44.3%	(22.0)%	(80.6)%	3.1%	5.4%	(15.8)%
Ratios to Average Net Assets** *
Expense ratio^^	1.15%	1.00%	1.43%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.50%	2.12%	2.01%	3.04%	2.86%	2.65%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
** *	Percentages are annualized.
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
22

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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

1
23

For the Six Months Ended June 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver * *	UltraShort Yen * *	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$77.82	$26.84	$30.41	$228.01
Net investment income (loss)	0.94	0.44	0.38	2.10
Net realized and unrealized gain (loss)#	3.21	6.69	(10.30)	(130.30)
Change in net asset value from operations	4.15	7.13	(9.92)	(128.20)
Net asset value, at June 30, 2023	$81.97	$33.97	$20.49	$99.81
Market value per share, at December 31, 2022 †	$77.20	$26.79	$30.36	$227.60
Market value per share, at June 30, 2023 †	$82.32	$33.98	$20.48	$99.84
Total Return, at net asset value^	5.3%	26.6%	(32.6)%	(56.2)%
Total Return, at market value^	6.6%	26.8%	(32.5)%	(56.1)%
Ratios to Average Net Assets** *
Expense ratio^^	1.05%	0.95%	0.98%	1.09%
Net investment income gain (loss)	2.44%	3.06%	2.90%	2.61%

*	See Note 1 and Note 8 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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
4

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

12
5

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

126

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

127

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

12
8

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

12
9

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
ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$580,741,377	$1,139,983,773
NAV end of period	$540,643,821	$1,141,021,278
Percentage change in NAV	(6.9)%	0.1%
Shares outstanding beginning of period	8,843,709	3,090,875
Shares outstanding end of period	6,933,709	3,284,375
Percentage change in shares outstanding	(21.6)%	6.3%
Shares created	4,870,000	2,758,500
Shares redeemed	6,780,000	2,565,000
Per share NAV beginning of period	$65.67	$368.82
Per share NAV end of period	$77.97	$347.41
Percentage change in per share NAV	18.7%	(5.8)%
Percentage change in benchmark	13.9%	2.2%
Benchmark annualized volatility	53.0%	57.7%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,843,709 outstanding Shares at March 31, 2024 to 6,933,709 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 3,090,875 outstanding Shares at March 31, 2023 to 3,284,375 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.

For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.7% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 5.8% for the three months ended June 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
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

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$6,804,048	$8,616,433
NAV end of period	$5,595,533	$7,535,435
Percentage change in NAV	(17.8)%	(12.5)%
Shares outstanding beginning of period	600,000	750,000
Shares outstanding end of period	500,000	650,000
Percentage change in shares outstanding	(16.7)%	(13.3)%
Shares created	—	—
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$11.34	$11.49
Per share NAV end of period	$11.19	$11.59
Percentage change in per share NAV	(1.3)%	0.9%
Percentage change in benchmark	(0.7)%	0.6%
Benchmark annualized volatility	5.5%	6.8%
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
ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$24,245,029	$20,335,691
NAV end of period	$76,198,743	$19,290,473
Percentage change in NAV	214.3%	(5.1)%
Shares outstanding beginning of period	360,332	272,832
Shares outstanding end of period	1,697,832	235,332
Percentage change in shares outstanding	371.2%	(13.7)%
Shares created	1,900,000	612,500
Shares redeemed	562,500	650,000
Per share NAV beginning of period	$67.29	$74.54
Per share NAV end of period	$44.88	$81.97
Percentage change in per share NAV	(33.3)%	10.0%
Percentage change in benchmark	17.8%	(5.1)%
Benchmark annualized volatility	38.5%	24.1%

During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 360,332 outstanding Shares at March 31, 2024 to 1,697,832 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 272,832 outstanding Shares at March 31, 2023 to 235,332 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.3% for the three months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 10.0% for the three months ended June 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2024.
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

*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$32,662,223	$25,111,818
NAV end of period	$47,495,032	$27,077,656
Percentage change in NAV	45.4%	7.8%
Shares outstanding beginning of period	797,160	897,160
Shares outstanding end of period	997,160	797,160
Percentage change in shares outstanding	25.1%	(11.1)%
Shares created	400,000	500,000
Shares redeemed	200,000	600,000
Per share NAV beginning of period	$40.97	$27.99
Per share NAV end of period	$47.63	$33.97
Percentage change in per share NAV	16.3%	21.4%
Percentage change in benchmark	(5.9)%	(8.0)%
Benchmark annualized volatility	9.0%	8.9%
During the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 797,160 outstanding Shares at March 31, 2024 to 997,160 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 897,160 outstanding Shares at March 31, 2023 to 797,160 outstanding Shares at June 30, 2023.
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
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
NAV beginning of period	$162,936,051	$226,765,204
NAV end of period	$148,420,028	$230,227,830
Percentage change in NAV	(8.9)%	1.5%
Shares outstanding beginning of period	3,150,237	1,255,391
Shares outstanding end of period	3,425,237	2,306,641
Percentage change in shares outstanding	8.7%	83.7%
Shares created	925,000	1,115,000
Shares redeemed	650,000	63,750
Per share NAV beginning of period	$51.72	$180.63
Per share NAV end of period	$43.33	$99.81
Percentage change in per share NAV	(16.2)%	(44.8)%
Percentage change in benchmark	(15.8)%	(44.4)%
Benchmark annualized volatility	41.2%	45.8%
During the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,150,237 outstanding Shares at March 31, 2024 to 3,425,237 outstanding Shares at June 30, 2024. By comparison, during the three months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 1,255,391 outstanding Shares at March 31, 2023 to 2,306,641 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

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

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares VIX Short-Term Futures ETF.

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

ProShares Ultra Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$540,643,821	$1,141,021,278
Percentage change in NAV	(25.9)%	94.7%
Shares outstanding beginning of period	5,113,709	322,875
Shares outstanding end of period	6,933,709	3,284,375
Percentage change in shares outstanding	35.6%	917.2%
Shares created	12,890,000	6,553,000
Shares redeemed	11,070,000	3,591,500
Per share NAV beginning of period	$142.73	$1,815.41
Per share NAV end of period	$77.97	$347.41
Percentage change in per share NAV	(45.4)%	(80.9)%
Percentage change in benchmark	(18.8)%	(49.3)%
Benchmark annualized volatility	55.3%	69.2%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 6,933,709 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 322,875 outstanding Shares at December 31, 2022 to 3,284,375 outstanding Shares at June 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.4% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 80.9% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
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

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$7,114,015	$10,704,662
NAV end of period	$5,595,533	$7,535,435
Percentage change in NAV	(21.3)%	(29.6)%
Shares outstanding beginning of period	600,000	950,000
Shares outstanding end of period	500,000	650,000
Percentage change in shares outstanding	(16.7)%	(31.6)%
Shares created	100,000	200,000
Shares redeemed	200,000	500,000
Per share NAV beginning of period	$11.86	$11.27
Per share NAV end of period	$11.19	$11.59
Percentage change in per share NAV	(5.6)%	2.9%
Percentage change in benchmark	(3.0)%	1.9%
Benchmark annualized volatility	5.2%	8.0%
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

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$232,135,198	$387,764,059
Percentage change in NAV	(33.4)%	(39.3)%
Shares outstanding beginning of period	8,264,892	1,861,568
Shares outstanding end of period	9,843,643	4,195,568
Percentage change in shares outstanding	19.1%	125.4%
Shares created	9,850,000	4,262,000
Shares redeemed	8,271,248	1,928,000
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$23.58	$92.42
Percentage change in per share NAV	(44.1)%	(73.1)%
Percentage change in benchmark	(29.4)%	(55.7)%
Benchmark annualized volatility	40.3%	58.0%
During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 9,843,643 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 4,195,568 outstanding Shares at June 30, 2023.
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

ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$76,198,743	$19,290,473
Percentage change in NAV	17.0%	(39.6)%
Shares outstanding beginning of period	897,832	410,332
Shares outstanding end of period	1,697,832	235,332
Percentage change in shares outstanding	89.1%	(42.6)%
Shares created	2,250,000	775,000
Shares redeemed	1,450,000	950,000
Per share NAV beginning of period	$72.56	$77.82
Per share NAV end of period	$44.88	$81.97
Percentage change in per share NAV	(38.2)%	5.3%
Percentage change in benchmark	22.3%	(4.4)%
Benchmark annualized volatility	31.2%	25.8%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 897,832 outstanding Shares at December 31, 2023 to 1,697,832 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 410,332 outstanding Shares at December 31, 2022 to 235,332 outstanding Shares at June 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.2% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV increase of 5.3% for the six months ended June 30, 2023, was primarily due to depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
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

*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$47,495,032	$27,077,656
Percentage change in NAV	97.8%	26.5%
Shares outstanding beginning of period	697,160	797,160
Shares outstanding end of period	997,160	797,160
Percentage change in shares outstanding	43.0%	–%
Shares created	600,000	900,000
Shares redeemed	300,000	900,000
Per share NAV beginning of period	$34.44	$26.84
Per share NAV end of period	$47.63	$33.97
Percentage change in per share NAV	38.3%	26.6%
Percentage change in benchmark	(12.4)%	(9.0)%
Benchmark annualized volatility	8.4%	10.8%
During the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 697,160 outstanding Shares at December 31, 2023 to 997,160 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31,2022 to June 30, 2023.
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
The Fund’s net income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2024

.*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.
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
ProShares VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$148,420,028	$230,227,830
Percentage change in NAV	(5.7)%	(13.6)%
Shares outstanding beginning of period	2,537,737	1,169,141
Shares outstanding end of period	3,425,237	2,306,641
Percentage change in shares outstanding	35.0%	97.3%
Shares created	1,875,000	1,690,000
Shares redeemed	987,500	552,500
Per share NAV beginning of period	$61.99	$228.01
Per share NAV end of period	$43.33	$99.81
Percentage change in per share NAV	(30.1)%	(56.2)%
Percentage change in benchmark	(29.4)%	(55.7)%
Benchmark annualized volatility	40.3%	58.0%

During the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,425,237 outstanding Shares at June 30, 2024. By comparison, during the six months ended June 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,169,141 outstanding Shares at December 31, 2022 to 2,306,641 outstanding Shares at June 30, 2023
For the six months ended June 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.1% for the six months ended June 30, 2024, as compared to the Fund’s per Share NAV decrease of 56.2% for the six months ended June 30, 2023, was primarily due to lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2024.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were not effective due to a material weakness with respect to controls related to the classification of the Future Commission Merchant (“FCM”) accounts, as of June 30, 2024. As a result, additional analysis was performed as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in the Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Plan for Material Weakness with respect to Controls Related to the Classification of the FCM Accounts
In response to the identified material weakness with respect to controls related to the classification of the FCM accounts, Management has developed and begun implementing a remediation plan to enhance its internal controls over financial reporting with respect to controls related to the classification of the FCM accounts, which generally includes working with the Funds’ Administrator to enhance procedures and reviews relating to the classification of Futures Commission Merchant balances for financial reporting purposes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2024:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	550,000	$54.77
	05/01/24 to 05/31/24	450,000	$57.87
	06/01/24 to 06/30/24	50,000	$60.70
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,100,000	$34.10
	05/01/24 to 05/31/24	1,250,000	$31.99
	06/01/24 to 06/30/24	3,950,000	$31.98
ProShares Ultra Bloomberg Natural Gas***
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,250,000	$71.40
	05/01/24 to 05/31/24	2,910,000	$92.70
	06/01/24 to 06/30/24	1,620,000	$100.75
ProShares Ultra Euro
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	100,000	$11.08
	05/01/24 to 05/31/24	—	$—
	06/01/24 to 06/30/24	—	$—

ProShares Ultra Gold
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	150,000	$78.96
	05/01/24 to 05/31/24	150,000	$80.15
	06/01/24 to 06/30/24	250,000	$77.88
ProShares Ultra Silver
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,000,000	$35.69
	05/01/24 to 05/31/24	1,300,000	$43.37
	06/01/24 to 06/30/24	750,000	$38.17
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	3,931,248	$36.38
	05/01/24 to 05/31/24	650,000	$26.36
	06/01/24 to 06/30/24	1,450,000	$24.40
ProShares Ultra Yen
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	—	$—
	05/01/24 to 05/31/24	100,000	$22.70
	06/01/24 to 06/30/24	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	2,350,000	$15.53
	05/01/24 to 05/31/24	1,600,000	$16.71
	06/01/24 to 06/30/24	1,250,000	$17.74
ProShares UltraShort Bloomberg Natural Gas**
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	750,000	$72.68
	05/01/24 to 05/31/24	2,900,000	$53.29
	06/01/24 to 06/30/24	2,000,000	$42.56
ProShares UltraShort Euro
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	50,000	$31.58
	05/01/24 to 05/31/24	50,000	$30.78
	06/01/24 to 06/30/24	—	$—
ProShares UltraShort Gold
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	200,000	$20.99
	05/01/24 to 05/31/24	50,000	$21.65
	06/01/24 to 06/30/24	100,000	$21.68
ProShares UltraShort Silver***
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	212,500	$55.88
	05/01/24 to 05/31/24	100,000	$48.80
	06/01/24 to 06/30/24	250,000	$43.76
ProShares UltraShort Yen***
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	—	$—
	05/01/24 to 05/31/24	100,000	$43.90
	06/01/24 to 06/30/24	100,000	$45.26
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	3,050,000	$16.61
	05/01/24 to 05/31/24	100,000	$14.74
	06/01/24 to 06/30/24	5,100,000	$14.29

ProShares VIX Short-Term Futures ETF***
Common Units of Beneficial Interest
	04/01/24 to 04/30/24	562,500	$56.80
	05/01/24 to 05/31/24	—	$—
	06/01/24 to 06/30/24	87,500	$44.52

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.
***	See Note 8 of these Notes to Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended
Jun
e 30, 2024.

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

Sign
at
ures
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