Form 10-Q
period 2024-09-30
ProShares Trust II
filed 2024-11-18
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No
As of November 4, 2024, the registrant had
 173,759,561 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $224,220,194 and $109,391,681, respectively)	$224,255,645	$109,410,342
Cash	44,257,427	54,492,235
Segregated cash balances with brokers for futures contracts	95,000,175	107,839,052
Receivable on open futures contracts	3,939,430	11,214,160
Interest receivable	881,876	456,930

Total assets	368,334,553	283,412,719

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	3,421,324	447,611
Brokerage commissions and futures account fees payable	3,966	9,571
Payable to Sponsor	334,907	248,862

Total liabilities	3,760,197	16,228,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	364,574,356	267,184,359

Total liabilities and shareholders’ equity	$368,334,553	$283,412,719

Shares outstanding	7,268,614	5,168,614

Net asset value per share	$50.16	$51.69

Market value per share (Note 2)	$50.11	$51.70

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills^^:
5.256% due 10/10/24	$50,000,000	$49,941,805
5.226% due 10/24/24	100,000,000	99,697,880
5.120% due 11/05/24	50,000,000	49,774,350
4.801% due 11/19/24	25,000,000	24,841,610

Total short-term U.S. government and agency obligations (cost $224,220,194)		$224,255,645

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2024	5,429	$102,295,932	$352,766
VIX Futures - Cboe, expires November 2024	4,431	80,190,023	(737,248)

			$(384,482)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$5,814,236	$2,624,180	$12,580,744	$7,170,512

Expenses
Management fee	1,173,293	634,871	2,616,334	1,817,684
Brokerage commissions	346,441	137,943	688,357	387,868
Futures account fees	24,896	—	24,896	—

Total expenses	1,544,630	772,814	3,329,587	2,205,552

Net investment income (loss)	4,269,606	1,851,366	9,251,157	4,964,960

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,503,293)	30,285,319	47,755,573	125,117,609
Short-term U.S. government and agency obligations	—	4	17,669	(25,807)

Net realized gain (loss)	(7,503,293)	30,285,323	47,773,242	125,091,802

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,219,681)	(26,316,590)	(13,025,106)	(13,479,766)
Short-term U.S. government and agency obligations	33,407	(557)	16,790	(9,103)

Change in net unrealized appreciation (depreciation)	(4,186,274)	(26,317,147)	(13,008,316)	(13,488,869)

Net realized and unrealized gain (loss)	(11,689,567)	3,968,176	34,764,926	111,602,933

Net income (loss)	$(7,419,961)	$5,819,542	$44,016,083	$116,567,893

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$298,712,515	$282,353,267	$267,184,359	$339,591,638

Addition of 12,300,000, 1,300,000, 15,050,000 and 7,300,000 shares, respectively (Note 1)	562,757,352	56,262,968	710,001,613	241,582,456
Redemption of 9,900,000, 1,900,000, 12,950,000 and 12,800,000 shares, respectively (Note 1)	(489,475,550)	(82,737,030)	(656,627,699)	(436,043,240)

Net addition (redemption) of 2,400,000, (600,000), 2,100,000 and (5,500,000) shares, respectively (Note 1)	73,281,802	(26,474,062)	53,373,914	(194,460,784)

Net investment income (loss)	4,269,606	1,851,366	9,251,157	4,964,960
Net realized gain (loss)	(7,503,293)	30,285,323	47,773,242	125,091,802
Change in net unrealized appreciation (depreciation)	(4,186,274)	(26,317,147)	(13,008,316)	(13,488,869)

Net income (loss)	(7,419,961)	5,819,542	44,016,083	116,567,893

Shareholders’ equity, end of period	$364,574,356	$261,698,747	$364,574,356	$261,698,747

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$44,016,083	$116,567,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(564,453,788)	(584,136,375)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	455,017,669	626,824,736
Net amortization and accretion on short-term U.S. government and agency obligations	(5,374,725)	(3,086,541)
Net realized (gain) loss on investments	(17,669)	25,807
Change in unrealized (appreciation) depreciation on investments	(16,790)	9,103
Decrease (Increase) in receivable on open futures contracts	7,274,730	33,228,692
Decrease (Increase) in interest receivable	(424,946)	200,839
Increase (Decrease) in payable to Sponsor	86,045	(144,914)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,605)	(12,616)
Increase (Decrease) in payable on open futures contracts	2,973,713	2,802,168

Net cash provided by (used in) operating activities	(60,925,283)	192,278,792

Cash flow from financing activities
Proceeds from addition of shares	710,001,613	241,582,456
Payment on shares redeemed	(672,150,015)	(441,905,054)

Net cash provided by (used in) financing activities	37,851,598	(200,322,598)

Net increase (decrease) in cash	(23,073,685)	(8,043,806)
Cash, beginning of period	162,331,287	160,907,259

Cash, end of period	$139,257,602	$152,863,453

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $328,525,485 and $233,435,026, respectively)	$328,568,816	$233,476,941
Cash	188,040,251	123,662,313
Segregated cash balances with brokers for futures contracts	66,227,471	70,781,753
Segregated cash balances with brokers for swap agreements	—	203,734,760
Unrealized appreciation on swap agreements	12,083,549	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	1,704,350	—
Interest receivable	848,266	568,017

Total assets	597,472,703	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,803,543	—
Payable on open futures contracts	—	2,099,944
Brokerage commissions and futures account fees payable	—	5,682
Payable to Sponsor	446,905	534,678

Total liabilities	4,250,448	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	593,222,255	652,793,437

Total liabilities and shareholders’ equity	$597,472,703	$655,433,741

Shares outstanding	23,393,096	24,843,096

Net asset value per share	$25.36	$26.28

Market value per share (Note 2)	$25.42	$26.10

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(55% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$25,000,000	$24,970,902
5.226% due 10/24/24 †	105,000,000	104,682,774
5.120% due 11/05/24 †	100,000,000	99,548,700
4.801% due 11/19/24	100,000,000	99,366,440

Total short-term U.S. government and agency obligations (cost $328,525,485)		$328,568,816

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2024	2,269	$153,770,130	$(2,196,057)
WTI Crude Oil - NYMEX, expires June 2025	2,326	155,679,180	(1,378,340)
WTI Crude Oil - NYMEX, expires December 2025	2,361	156,746,790	1,232,341

			$(2,342,056)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/07/24	$143,374,704	$2,403,631
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/07/24	226,614,289	3,799,116
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/07/24	68,842,383	1,154,121
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/07/24	172,015,554	2,894,904
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/07/24	109,053,861	1,831,777

			Total Unrealized Appreciation	$12,083,549

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$6,074,652	$5,340,428	$17,591,301	$17,226,428

Expenses
Management fee	1,266,843	1,629,737	4,088,647	5,249,353
Brokerage commissions	65,064	51,162	169,844	239,809

Total expenses	1,331,907	1,680,899	4,258,491	5,489,162

Net investment income (loss)	4,742,745	3,659,529	13,332,810	11,737,266

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,588,143)	45,265,209	22,864,139	85,471,042
Swap agreements	(61,237,840)	199,284,914	10,385,399	168,504,091
Short-term U.S. government and agency obligations	(31)	120	13,170	(59,258)

Net realized gain (loss)	(66,826,014)	244,550,243	33,262,708	253,915,875

Change in net unrealized appreciation (depreciation) on
Futures contracts	(15,224,501)	15,311,614	1,173,176	(1,561,796)
Swap agreements	(43,864,043)	12,933,232	(5,871,386)	(62,918,586)
Short-term U.S. government and agency obligations	46,734	(67,874)	1,416	(13,931)

Change in net unrealized appreciation (depreciation)	(59,041,810)	28,176,972	(4,696,794)	(64,494,313)

Net realized and unrealized gain (loss)	(125,867,824)	272,727,215	28,565,914	189,421,562

Net income (loss)	$(121,125,079)	$276,386,744	$41,898,724	$201,158,828

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$527,486,095	$738,194,368	$652,793,437	$859,094,274

Addition of 16,200,000, –, 25,300,000 and 34,650,000 shares, respectively	431,007,011	—	696,995,533	812,713,784
Redemption of 8,550,000, 13,950,000, 26,750,000 and 45,900,000 shares, respectively	(244,145,772)	(410,456,780)	(798,465,439)	(1,268,842,554)

Net addition (redemption) of 7,650,000, (13,950,000), (1,450,000) and (11,250,000) shares, respectively	186,861,239	(410,456,780)	(101,469,906)	(456,128,770)

Net investment income (loss)	4,742,745	3,659,529	13,332,810	11,737,266
Net realized gain (loss)	(66,826,014)	244,550,243	33,262,708	253,915,875
Change in net unrealized appreciation (depreciation)	(59,041,810)	28,176,972	(4,696,794)	(64,494,313)

Net income (loss)	(121,125,079)	276,386,744	41,898,724	201,158,828

Shareholders’ equity, end of period	$593,222,255	$604,124,332	$593,222,255	$604,124,332

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$41,898,724	$201,158,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,176,903,761)	(9,133,783,770)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,094,650,743	9,194,559,106
Net amortization and accretion on short-term U.S. government and agency obligations	(12,824,271)	(11,464,606)
Net realized (gain) loss on investments	(13,170)	59,258
Change in unrealized (appreciation) depreciation on investments	5,869,970	62,932,517
Decrease (Increase) in receivable on open futures contracts	(1,704,350)	8,466,027
Decrease (Increase) in interest receivable	(280,249)	281,128
Increase (Decrease) in payable to Sponsor	(87,773)	(143,154)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,682)	(4,480)
Increase (Decrease) in payable on open futures contracts	(2,099,944)	2,980,155

Net cash provided by (used in) operating activities	(51,499,763)	325,041,009

Cash flow from financing activities
Proceeds from addition of shares	702,250,555	812,713,784
Payment on shares redeemed	(794,661,896)	(1,273,474,976)

Net cash provided by (used in) financing activities	(92,411,341)	(460,761,192)

Net increase (decrease) in cash	(143,911,104)	(135,720,183)
Cash, beginning of period	398,178,826	476,600,261

Cash, end of period	$254,267,722	$340,880,078

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $323,763,134 and $64,445,510, respectively)	$323,797,810	$64,459,117
Cash	139,227,354	326,252,692
Segregated cash balances with brokers for futures contracts	216,166,129	374,861,689
Receivable from capital shares sold	—	4,281,925
Receivable on open futures contracts	22,694,887	—
Interest receivable	921,495	1,925,643

Total assets	702,807,675	771,781,066

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	50,484,250	19,366,361
Payable on open futures contracts	—	21,843,883
Brokerage commissions and futures account fees payable	14,136	52,349
Payable to Sponsor	488,184	625,665

Total liabilities	50,986,570	41,888,258

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	651,821,105	729,892,808

Total liabilities and shareholders’ equity	$702,807,675	$771,781,066

Shares outstanding (Note 8)	11,103,709	5,113,709

Net asset value per share (Note 8)	$58.70	$142.73

Market value per share (Note 8) (Note 2)	$58.00	$142.20

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$100,000,000	$99,883,610
5.226% due 10/24/24	75,000,000	74,773,410
5.120% due 11/05/24	50,000,000	49,774,350
4.801% due 11/19/24	100,000,000	99,366,440

Total short-term U.S. government and agency obligations (cost $323,763,134)		$323,797,810

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2024	44,626	$1,304,417,980	$107,189,385

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$7,125,254	$9,098,504	$19,996,081	$26,923,732

Expenses
Management fee	1,479,083	2,303,082	4,252,390	7,220,063
Brokerage commissions	681,738	629,541	2,170,207	2,727,691
Futures account fees	46,576	131,828	188,737	531,306

Total expenses	2,207,397	3,064,451	6,611,334	10,479,060

Net investment income (loss)	4,917,857	6,034,053	13,384,747	16,444,672

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(372,130,469)	221,454,698	(402,539,202)	(1,418,539,604)
Swap agreements	—	15,625,140	—	(22,895,121)
Short-term U.S. government and agency obligations	—	198	—	(7,018)

Net realized gain (loss)	(372,130,469)	237,080,036	(402,539,202)	(1,441,441,743)

Change in net unrealized appreciation (depreciation) on
Futures contracts	260,225,054	(362,927,910)	63,582,315	196,021,496
Swap agreements	—	(47,526,551)	—	(1,438,294)
Short-term U.S. government and agency obligations	34,676	(17,784)	21,069	(8,113)

Change in net unrealized appreciation (depreciation)	260,259,730	(410,472,245)	63,603,384	194,575,089

Net realized and unrealized gain (loss)	(111,870,739)	(173,392,209)	(338,935,818)	(1,246,866,654)

Net income (loss)	$(106,952,882)	$(167,358,156)	$(325,551,071)	$(1,230,421,982)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$540,643,821	$1,141,021,278	$729,892,808	$586,151,113

Addition of 10,350,000, 2,590,000, 23,240,000 and 9,143,000 shares, respectively (Note 1) (Note 8)	549,317,432	739,093,446	1,667,588,651	3,899,918,459
Redemption of 6,180,000, 2,650,666, 17,250,000 and 6,242,166 shares, respectively (Note 1) (Note 8)	(331,187,266)	(842,417,287)	(1,420,109,283)	(2,385,308,309)

Net addition (redemption) of 4,170,000, (60,666), 5,990,000 and 2,900,834 shares, respectively (Note 1) (Note 8)	218,130,166	(103,323,841)	247,479,368	1,514,610,150

Net investment income (loss)	4,917,857	6,034,053	13,384,747	16,444,672
Net realized gain (loss)	(372,130,469)	237,080,036	(402,539,202)	(1,441,441,743)
Change in net unrealized appreciation (depreciation)	260,259,730	(410,472,245)	63,603,384	194,575,089

Net income (loss)	(106,952,882)	(167,358,156)	(325,551,071)	(1,230,421,982)

Shareholders’ equity, end of period	$651,821,105	$870,339,281	$651,821,105	$870,339,281

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$(325,551,071)	$(1,230,421,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(470,623,691)	(10,927,044,661)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	215,000,000	10,897,274,725
Net amortization and accretion on short-term U.S. government and agency obligations	(3,693,933)	(10,843,424)
Net realized (gain) loss on investments	—	7,018
Change in unrealized (appreciation) depreciation on investments	(21,069)	1,446,407
Decrease (Increase) in receivable on open futures contracts	(22,694,887)	(22,267,174)
Decrease (Increase) in interest receivable	1,004,148	(830,414)
Increase (Decrease) in payable to Sponsor	(137,481)	258,733
Increase (Decrease) in brokerage commissions and futures account fees payable	(38,213)	1,619
Increase (Decrease) in payable on open futures contracts	(21,843,883)	2,763,059

Net cash provided by (used in) operating activities	(628,600,080)	(1,289,656,094)

Cash flow from financing activities
Proceeds from addition of shares	1,671,870,576	3,899,918,459
Payment on shares redeemed	(1,388,991,394)	(2,354,647,812)

Net cash provided by (used in) financing activities	282,879,182	1,545,270,647

Net increase (decrease) in cash	(345,720,898)	255,614,553
Cash, beginning of period	701,114,381	327,716,484

Cash, end of period	$355,393,483	$583,331,037

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$4,809,875	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	568,421	623,000
Unrealized appreciation on foreign currency forward contracts	47,355	308,424
Interest receivable	19,479	27,219

Total assets	5,445,130	7,121,102

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	4,216	5,612
Unrealized depreciation on foreign currency forward contracts	705	1,475

Total liabilities	4,921	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,440,209	7,114,015

Total liabilities and shareholders’ equity	$5,445,130	$7,121,102

Shares outstanding	450,000	600,000

Net asset value per share	$12.09	$11.86

Market value per share (Note 2)	$12.06	$11.84

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/04/24	4,874,921	$5,427,517	$23,678
Euro with UBS AG	10/04/24	5,080,502	5,656,401	23,677

			Total Unrealized Appreciation	$47,355

Contracts to Sell
Euro with Goldman Sachs International	10/04/24	(56,000)	$(62,348)	$(477)
Euro with UBS AG	10/04/24	(127,000)	(141,396)	(228)

			Total Unrealized Depreciation	$(705)

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$61,969	$80,746	$211,272	$266,165

Expenses
Management fee	13,033	16,999	42,912	61,096

Total expenses	13,033	16,999	42,912	61,096

Net investment income (loss)	48,936	63,747	168,360	205,069

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	182,638	(22,385)	107,862	336,185

Net realized gain (loss)	182,638	(22,385)	107,862	336,185

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	187,048	(462,400)	(260,299)	(638,368)

Change in net unrealized appreciation (depreciation)	187,048	(462,400)	(260,299)	(638,368)

Net realized and unrealized gain (loss)	369,686	(484,785)	(152,437)	(302,183)

Net income (loss)	$418,622	$(421,038)	$15,923	$(97,114)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$5,595,533	$7,535,435	$7,114,015	$10,704,662

Addition of –, –, 100,000 and 200,000 shares, respectively	—	—	1,140,357	2,296,437
Redemption of 50,000, 50,000, 250,000 and 550,000 shares, respectively	(573,946)	(590,916)	(2,830,086)	(6,380,504)

Net addition (redemption) of (50,000), (50,000), (150,000) and (350,000) shares, respectively	(573,946)	(590,916)	(1,689,729)	(4,084,067)

Net investment income (loss)	48,936	63,747	168,360	205,069
Net realized gain (loss)	182,638	(22,385)	107,862	336,185
Change in net unrealized appreciation (depreciation)	187,048	(462,400)	(260,299)	(638,368)

Net income (loss)	418,622	(421,038)	15,923	(97,114)

Shareholders’ equity, end of period	$5,440,209	$6,523,481	$5,440,209	$6,523,481

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$15,923	$(97,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	260,299	638,368
Decrease (Increase) in interest receivable	7,740	15,036
Increase (Decrease) in payable to Sponsor	(1,396)	(5,633)

Net cash provided by (used in) operating activities	282,566	550,657

Cash flow from financing activities
Proceeds from addition of shares	1,140,357	2,296,437
Payment on shares redeemed	(2,830,086)	(6,380,504)

Net cash provided by (used in) financing activities	(1,689,729)	(4,084,067)

Net increase (decrease) in cash	(1,407,163)	(3,533,410)
Cash, beginning of period	6,785,459	10,259,418

Cash, end of period	$5,378,296	$6,726,008

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $224,142,488 and $59,496,177, respectively)	$224,172,785	$59,507,594
Cash	51,667,828	92,898,206
Segregated cash balances with brokers for futures contracts	11,452,100	4,523,500
Segregated cash balances with brokers for swap agreements	—	31,930,271
Unrealized appreciation on swap agreements	16,711,846	3,078,593
Interest receivable	361,871	276,736

Total assets	304,366,430	192,214,900

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,820,196	—
Payable on open futures contracts	438,065	564,042
Payable to Sponsor	225,947	148,835

Total liabilities	5,484,208	712,877

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	298,882,222	191,502,023

Total liabilities and shareholders’ equity	$304,366,430	$192,214,900

Shares outstanding	3,100,000	3,000,000

Net asset value per share	$96.41	$63.83

Market value per share (Note 2)	$95.89	$63.87

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24 †	$50,000,000	$49,941,805
5.226% due 10/24/24	75,000,000	74,773,410
5.120% due 11/05/24	50,000,000	49,774,350
4.801% due 11/19/24	50,000,000	49,683,220

Total short-term U.S. government and agency obligations (cost $224,142,488)		$224,172,785

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2024	1,004	$267,003,760	$17,896,142
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/07/24	$142,005,537	$7,175,825
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/07/24	67,448,138	3,408,289
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/07/24	121,264,368	6,127,732

			Total Unrealized Appreciation	$16,711,846

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$3,315,167	$1,837,846	$8,148,441	$5,470,056

Expenses
Management fee	628,619	417,418	1,611,610	1,318,793
Brokerage commissions	9,213	5,346	27,209	20,886

Total expenses	637,832	422,764	1,638,819	1,339,679

Net investment income (loss)	2,677,335	1,415,082	6,509,622	4,130,377

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,541,465	(6,609,223)	16,072,123	1,311,944
Swap agreements	10,501,253	(10,266,780)	46,009,687	9,808,518
Short-term U.S. government and agency obligations	—	138	3,011	(28,324)

Net realized gain (loss)	12,042,718	(16,875,865)	62,084,821	11,092,138

Change in net unrealized appreciation (depreciation) on
Futures contracts	18,663,834	2,767,991	13,799,867	(5,859,828)
Swap agreements	23,264,503	(3,290,106)	13,633,253	(16,839,655)
Short-term U.S. government and agency obligations	29,160	(18,571)	18,880	(7,666)

Change in net unrealized appreciation (depreciation)	41,957,497	(540,686)	27,452,000	(22,707,149)

Net realized and unrealized gain (loss)	54,000,215	(17,416,551)	89,536,821	(11,615,011)

Net income (loss)	$56,677,550	$(16,001,469)	$96,046,443	$(7,484,634)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$216,456,025	$180,916,531	$191,502,023	$173,524,136

Addition of 850,000, 50,000, 1,650,000 and 500,000 shares, respectively	74,000,508	3,076,173	130,539,933	31,285,647
Redemption of 550,000, 350,000, 1,550,000 and 850,000 shares, respectively	(48,251,861)	(20,294,678)	(119,206,177)	(49,628,592)

Net addition (redemption) of 300,000, (300,000), 100,000 and (350,000) shares, respectively	25,748,647	(17,218,505)	11,333,756	(18,342,945)

Net investment income (loss)	2,677,335	1,415,082	6,509,622	4,130,377
Net realized gain (loss)	12,042,718	(16,875,865)	62,084,821	11,092,138
Change in net unrealized appreciation (depreciation)	41,957,497	(540,686)	27,452,000	(22,707,149)

Net income (loss)	56,677,550	(16,001,469)	96,046,443	(7,484,634)

Shareholders’ equity, end of period	$298,882,222	$147,696,557	$298,882,222	$147,696,557

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$96,046,443	$(7,484,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(578,835,390)	(886,531,310)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	420,003,011	909,750,482
Net amortization and accretion on short-term U.S. government and agency obligations	(5,810,921)	(3,796,552)
Net realized (gain) loss on investments	(3,011)	28,324
Change in unrealized (appreciation) depreciation on investments	(13,652,133)	16,847,321
Decrease (Increase) in receivable on open futures contracts	—	8,169
Decrease (Increase) in interest receivable	(85,135)	52,940
Increase (Decrease) in payable to Sponsor	77,112	(11,784)
Increase (Decrease) in payable on open futures contracts	(125,977)	264,526

Net cash provided by (used in) operating activities	(82,386,001)	29,127,482

Cash flow from financing activities
Proceeds from addition of shares	130,539,933	31,285,647
Payment on shares redeemed	(114,385,981)	(49,628,592)

Net cash provided by (used in) financing activities	16,153,952	(18,342,945)

Net increase (decrease) in cash	(66,232,049)	10,784,537
Cash, beginning of period	129,351,977	37,909,767

Cash, end of period	$63,119,928	$48,694,304

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $348,546,299 and $114,255,151, respectively)	$348,600,390	$114,276,025
Cash	213,649,722	160,468,637
Segregated cash balances with brokers for futures contracts	47,000,500	23,499,000
Segregated cash balances with brokers for swap agreements	—	95,226,292
Unrealized appreciation on swap agreements	74,039,327	—
Receivable from capital shares sold	—	2,728,828
Interest receivable	798,123	598,623

Total assets	684,088,062	396,797,405

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,161,723	—
Payable on open futures contracts	4,662,822	3,503,958
Payable to Sponsor	481,047	319,853
Unrealized depreciation on swap agreements	—	2,827,221

Total liabilities	17,305,592	6,651,032

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	666,782,470	390,146,373

Total liabilities and shareholders’ equity	$684,088,062	$396,797,405

Shares outstanding	16,446,526	14,296,526

Net asset value per share	$40.54	$27.29

Market value per share (Note 2)	$40.44	$27.17

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24 †	$50,000,000	$49,941,805
5.226% due 10/24/24 †	100,000,000	99,697,880
5.120% due 11/05/24 †	125,000,000	124,435,875
4.801% due 11/19/24	75,000,000	74,524,830

Total short-term U.S. government and agency obligations (cost $348,546,299)		$348,600,390

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2024	3,954	$621,924,660	$52,276,346
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/07/24	$316,950,428	$32,950,011
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/07/24	27,896,806	2,899,316
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/07/24	189,269,052	19,670,742
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/07/24	178,139,138	18,519,258

			Total Unrealized Appreciation	$74,039,327

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$7,482,201	$3,343,905	$17,362,781	$10,419,483

Expenses
Management fee	1,417,159	892,009	3,535,877	2,740,073
Brokerage commissions	45,868	27,874	130,090	101,511

Total expenses	1,463,027	919,883	3,665,967	2,841,584

Net investment income (loss)	6,019,174	2,424,022	13,696,814	7,577,899

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(38,481,009)	(14,704,230)	37,521,267	6,035,306
Swap agreements	(90,530,217)	(15,547,180)	49,677,236	(368,280)
Short-term U.S. government and agency obligations	(25)	—	4,772	(46,857)

Net realized gain (loss)	(129,011,251)	(30,251,410)	87,203,275	5,620,169

Change in net unrealized appreciation (depreciation) on
Futures contracts	58,950,640	3,810,588	39,875,598	(35,593,902)
Swap agreements	123,441,660	(3,571,377)	76,866,548	(60,840,951)
Short-term U.S. government and agency obligations	53,721	(20,937)	33,217	(12,095)

Change in net unrealized appreciation (depreciation)	182,446,021	218,274	116,775,363	(96,446,948)

Net realized and unrealized gain (loss)	53,434,770	(30,033,136)	203,978,638	(90,826,779)

Net income (loss)	$59,453,944	$(27,609,114)	$217,675,452	$(83,248,880)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$570,829,521	$356,791,659	$390,146,373	$414,285,878

Addition of 4,700,000, 1,500,000, 12,150,000 and 4,100,000 shares, respectively	173,955,817	42,340,032	418,736,717	114,264,874
Redemption of 3,500,000, 1,450,000, 10,000,000 and 3,900,000 shares, respectively	(137,456,812)	(43,526,502)	(359,776,072)	(117,305,797)

Net addition (redemption) of 1,200,000, 50,000, 2,150,000 and 200,000 shares, respectively	36,499,005	(1,186,470)	58,960,645	(3,040,923)

Net investment income (loss)	6,019,174	2,424,022	13,696,814	7,577,899
Net realized gain (loss)	(129,011,251)	(30,251,410)	87,203,275	5,620,169
Change in net unrealized appreciation (depreciation)	182,446,021	218,274	116,775,363	(96,446,948)

Net income (loss)	59,453,944	(27,609,114)	217,675,452	(83,248,880)

Shareholders’ equity, end of period	$666,782,470	$327,996,075	$666,782,470	$327,996,075

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$217,675,452	$(83,248,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,164,790,304)	(2,785,919,203)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	941,998,259	2,822,588,221
Net amortization and accretion on short-term U.S. government and agency obligations	(11,494,331)	(7,345,692)
Net realized (gain) loss on investments	(4,772)	46,857
Change in unrealized (appreciation) depreciation on investments	(76,899,765)	60,853,046
Decrease (Increase) in interest receivable	(199,500)	89,500
Increase (Decrease) in payable to Sponsor	161,194	(62,866)
Increase (Decrease) in payable on open futures contracts	1,158,864	122,267

Net cash provided by (used in) operating activities	(92,394,903)	7,123,250

Cash flow from financing activities
Proceeds from addition of shares	421,465,545	114,264,874
Payment on shares redeemed	(347,614,349)	(118,921,179)

Net cash provided by (used in) financing activities	73,851,196	(4,656,305)

Net increase (decrease) in cash	(18,543,707)	2,466,945
Cash, beginning of period	279,193,929	150,012,071

Cash, end of period	$260,650,222	$152,479,016

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,808,069 and $–, respectively)	$64,820,219	$—
Cash	60,429,911	86,615,956
Segregated cash balances with brokers for futures contracts	164,480,832	250,795,661
Receivable on open futures contracts	2,950,172	10,559,699
Interest receivable	521,282	924,148

Total assets	293,202,416	348,895,464

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,629,152	—
Brokerage commissions and futures account fees payable	19,592	36,088
Payable to Sponsor	201,709	303,633

Total liabilities	7,850,453	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	285,351,963	348,555,743

Total liabilities and shareholders’ equity	$293,202,416	$348,895,464

Shares outstanding	11,443,643	8,264,892

Net asset value per share	$24.94	$42.17

Market value per share (Note 2)	$24.93	$42.20

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(23% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$25,000,000	$24,970,903
5.226% due 10/24/24	20,000,000	19,939,576
5.120% due 11/05/24	20,000,000	19,909,740

Total short-term U.S. government and agency obligations (cost $64,808,069)		$64,820,219

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2024	12,712	$239,525,860	$7,027,963
VIX Futures - Cboe, expires November 2024	10,409	188,376,878	1,325,778

			$8,353,741

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$2,501,794	$3,255,531	$7,595,859	$12,422,781

Expenses
Management fee	583,266	803,793	1,804,611	3,507,644
Brokerage commissions	534,432	517,699	1,475,584	2,007,911
Futures account fees	62,854	103,793	212,988	354,153

Total expenses	1,180,552	1,425,285	3,493,183	5,869,708

Net investment income (loss)	1,321,242	1,830,246	4,102,676	6,553,073

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(36,612,575)	(142,584,115)	(185,028,990)	(751,122,089)
Short-term U.S. government and agency obligations	317	(141)	11,454	(3,731)

Net realized gain (loss)	(36,612,258)	(142,584,256)	(185,017,536)	(751,125,820)

Change in net unrealized appreciation (depreciation) on
Futures contracts	14,558,661	108,839,211	39,537,652	65,564,944
Short-term U.S. government and agency obligations	12,132	12,008	12,150	8,625

Change in net unrealized appreciation (depreciation)	14,570,793	108,851,219	39,549,802	65,573,569

Net realized and unrealized gain (loss)	(22,041,465)	(33,733,037)	(145,467,734)	(685,552,251)

Net income (loss)	$(20,720,223)	$(31,902,791)	$(141,365,058)	$(678,999,178)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$232,135,198	$387,764,059	$348,555,743	$639,318,362

Addition of 19,350,000, 2,680,000, 29,200,000 and 6,942,000 shares, respectively (Note 1)	563,820,661	217,623,291	854,933,354	1,109,114,165
Redemption of 17,750,000, 3,380,676, 26,021,248 and 5,308,676 shares, respectively (Note 1)	(489,883,673)	(290,433,868)	(776,772,076)	(786,382,658)

Net addition (redemption) of 1,600,000, (700,676), 3,178,752 and 1,633,324 shares, respectively (Note 1)	73,936,988	(72,810,577)	78,161,278	322,731,507

Net investment income (loss)	1,321,242	1,830,246	4,102,676	6,553,073
Net realized gain (loss)	(36,612,258)	(142,584,256)	(185,017,536)	(751,125,820)
Change in net unrealized appreciation (depreciation)	14,570,793	108,851,219	39,549,802	65,573,569

Net income (loss)	(20,720,223)	(31,902,791)	(141,365,058)	(678,999,178)

Shareholders’ equity, end of period	$285,351,963	$283,050,691	$285,351,963	$283,050,691

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$(141,365,058)	$(678,999,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(259,379,827)	(1,439,995,575)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	196,346,250	1,392,250,029
Net amortization and accretion on short-term U.S. government and agency obligations	(1,763,038)	(2,098,269)
Net realized (gain) loss on investments	(11,454)	3,731
Change in unrealized (appreciation) depreciation on investments	(12,150)	(8,625)
Decrease (Increase) in receivable on open futures contracts	7,609,527	14,010,352
Decrease (Increase) in interest receivable	402,866	557,273
Increase (Decrease) in payable to Sponsor	(101,924)	(304,407)
Increase (Decrease) in brokerage commissions and futures account fees payable	(16,496)	(24,372)
Increase (Decrease) in payable on open futures contracts	7,629,152	(904,685)

Net cash provided by (used in) operating activities	(190,662,152)	(715,513,726)

Cash flow from financing activities
Proceeds from addition of shares	854,933,354	1,099,388,535
Payment on shares redeemed	(776,772,076)	(779,905,509)

Net cash provided by (used in) financing activities	78,161,278	319,483,026

Net increase (decrease) in cash	(112,500,874)	(396,030,700)
Cash, beginning of period	337,411,617	583,213,839

Cash, end of period	$224,910,743	$187,183,139

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$48,019,854	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	5,345,303	2,976,399
Unrealized appreciation on foreign currency forward contracts	17,300	1,534,924
Interest receivable	195,728	104,541

Total assets	53,578,185	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Payable to Sponsor	42,876	22,600
Unrealized depreciation on foreign currency forward contracts	301,244	15,639

Total liabilities	344,120	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	53,234,065	30,205,770

Total liabilities and shareholders’ equity	$53,578,185	$31,617,176

Shares outstanding	2,149,970	1,099,970

Net asset value per share	$24.76	$27.46

Market value per share (Note 2)	$24.70	$27.49

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/04/24	8,074,137,056	$56,212,409	$(39,623)
Yen with UBS AG	10/04/24	9,098,731,856	63,345,673	(261,621)

			Total Unrealized Depreciation	$(301,244)

Contracts to Sell
Yen with Goldman Sachs International	10/04/24	(604,074,000)	$(4,205,584)	$2,938
Yen with UBS AG	10/04/24	(1,280,959,000)	(8,918,079)	14,362

			Total Unrealized Appreciation	$17,300

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$541,372	$174,354	$1,395,183	$409,452

Expenses
Management fee	118,878	35,968	295,486	91,858

Total expenses	118,878	35,968	295,486	91,858

Net investment income (loss)	422,494	138,386	1,099,697	317,594

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	6,834,509	(1,854,770)	(562,689)	(2,923,720)

Net realized gain (loss)	6,834,509	(1,854,770)	(562,689)	(2,923,720)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,618,114	277,206	(1,803,229)	(1,564,970)

Change in net unrealized appreciation (depreciation)	2,618,114	277,206	(1,803,229)	(1,564,970)

Net realized and unrealized gain (loss)	9,452,623	(1,577,564)	(2,365,918)	(4,488,690)

Net income (loss)	$9,875,117	$(1,439,178)	$(1,266,221)	$(4,171,096)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$44,510,138	$12,330,974	$30,205,770	$13,814,796

Addition of 550,000, 300,000, 1,850,000 and 500,000 shares, respectively	13,600,287	8,063,291	43,805,863	14,320,409
Redemption of 600,000, 50,000, 800,000 and 200,000 shares, respectively	(14,751,477)	(1,446,839)	(19,511,347)	(6,455,861)

Net addition (redemption) of (50,000), 250,000, 1,050,000 and 300,000 shares, respectively	(1,151,190)	6,616,452	24,294,516	7,864,548

Net investment income (loss)	422,494	138,386	1,099,697	317,594
Net realized gain (loss)	6,834,509	(1,854,770)	(562,689)	(2,923,720)
Change in net unrealized appreciation (depreciation)	2,618,114	277,206	(1,803,229)	(1,564,970)

Net income (loss)	9,875,117	(1,439,178)	(1,266,221)	(4,171,096)

Shareholders’ equity, end of period	$53,234,065	$17,508,248	$53,234,065	$17,508,248

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(1,266,221)	$(4,171,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	1,803,229	1,564,970
Decrease (Increase) in interest receivable	(91,187)	(21,326)
Increase (Decrease) in payable to Sponsor	20,276	1,484

Net cash provided by (used in) operating activities	466,097	(2,625,968)

Cash flow from financing activities
Proceeds from addition of shares	43,805,863	14,320,409
Payment on shares redeemed	(20,884,514)	(6,455,861)

Net cash provided by (used in) financing activities	22,921,349	7,864,548

Net increase (decrease) in cash	23,387,446	5,238,580
Cash, beginning of period	29,977,711	12,801,958

Cash, end of period	$53,365,157	$18,040,538

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,919,601 and $49,673,923, respectively)	$34,925,773	$49,683,885
Cash	38,407,930	91,925,442
Segregated cash balances with brokers for futures contracts	30,091,480	49,648,726
Receivable on open futures contracts	564,264	654,887
Interest receivable	157,060	285,610

Total assets	104,146,507	192,198,550

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,927,949	3,096,091
Payable on open futures contracts	4,402,659	—
Brokerage commissions and futures account fees payable	—	3,509
Payable to Sponsor	85,946	135,358

Total liabilities	7,416,554	3,234,958

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	96,729,953	188,963,592

Total liabilities and shareholders’ equity	$104,146,507	$192,198,550

Shares outstanding	4,955,220	9,105,220

Net asset value per share	$19.52	$20.75

Market value per share (Note 2)	$19.48	$20.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$25,000,000	$24,970,903
5.120% due 11/05/24	10,000,000	9,954,870

Total short-term U.S. government and agency obligations (cost $34,919,601)		$34,925,773

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2024	942	$63,839,340	$9,768,953
WTI Crude Oil - NYMEX, expires June 2025	965	64,587,450	5,173,278
WTI Crude Oil - NYMEX, expires December 2025	980	65,062,200	(36,482)

			$14,905,749

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,865,946	$2,609,417	$6,398,993	$6,172,654

Expenses
Management fee	363,340	548,671	1,255,680	1,392,728
Brokerage commissions	51,598	54,549	149,398	180,385

Total expenses	414,938	603,220	1,405,078	1,573,113

Net investment income (loss)	1,451,008	2,006,197	4,993,915	4,599,541

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	12,329,007	(47,764,820)	(330,018)	7,896,254
Short-term U.S. government and agency obligations	179	60	6,958	(11,723)

Net realized gain (loss)	12,329,186	(47,764,760)	(323,060)	7,884,531

Change in net unrealized appreciation (depreciation) on
Futures contracts	28,461,478	(38,026,419)	(7,530,570)	(35,285,156)
Short-term U.S. government and agency obligations	5,390	8,060	(3,790)	6,419

Change in net unrealized appreciation (depreciation)	28,466,868	(38,018,359)	(7,534,360)	(35,278,737)

Net realized and unrealized gain (loss)	40,796,054	(85,783,119)	(7,857,420)	(27,394,206)

Net income (loss)	$42,247,062	$(83,776,922)	$(2,863,505)	$(22,794,665)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$177,620,038	$112,854,952	$188,963,592	$222,697,337

Addition of 2,250,000, 17,250,000, 14,900,000 and 28,800,000 shares, respectively	37,421,194	345,709,147	253,860,259	622,896,585
Redemption of 8,700,000, 4,050,000, 19,050,000 and 20,500,000 shares, respectively	(160,558,341)	(78,010,711)	(343,230,393)	(526,022,791)

Net addition (redemption) of (6,450,000), 13,200,000, (4,150,000) and 8,300,000 shares, respectively	(123,137,147)	267,698,436	(89,370,134)	96,873,794

Net investment income (loss)	1,451,008	2,006,197	4,993,915	4,599,541
Net realized gain (loss)	12,329,186	(47,764,760)	(323,060)	7,884,531
Change in net unrealized appreciation (depreciation)	28,466,868	(38,018,359)	(7,534,360)	(35,278,737)

Net income (loss)	42,247,062	(83,776,922)	(2,863,505)	(22,794,665)

Shareholders’ equity, end of period	$96,729,953	$296,776,466	$96,729,953	$296,776,466

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(2,863,505)	$(22,794,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(301,469,671)	(881,618,883)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	319,998,987	789,898,469
Net amortization and accretion on short-term U.S. government and agency obligations	(3,768,036)	(3,156,304)
Net realized (gain) loss on investments	(6,958)	11,723
Change in unrealized (appreciation) depreciation on investments	3,790	(6,419)
Decrease (Increase) in receivable on open futures contracts	90,623	(1,952,940)
Decrease (Increase) in interest receivable	128,550	104,982
Increase (Decrease) in payable to Sponsor	(49,412)	(2,885)
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,509)	299
Increase (Decrease) in payable on open futures contracts	4,402,659	(6,109,476)

Net cash provided by (used in) operating activities	16,463,518	(125,626,099)

Cash flow from financing activities
Proceeds from addition of shares	253,860,259	615,353,267
Payment on shares redeemed	(343,398,535)	(527,279,881)

Net cash provided by (used in) financing activities	(89,538,276)	88,073,386

Net increase (decrease) in cash	(73,074,758)	(37,552,713)
Cash, beginning of period	141,574,168	139,811,511

Cash, end of period	$68,499,410	$102,258,798

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,887,800 and $–, respectively)	$44,895,561	$—
Cash	42,574,367	73,282,564
Segregated cash balances with brokers for futures contracts	44,405,633	62,890,001
Receivable from capital shares sold	2,725,965	9,611,378
Receivable on open futures contracts	—	4,446,202
Interest receivable	155,000	447,861

Total assets	134,756,526	150,678,006

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,994,480	9,596,045
Brokerage commissions and futures account fees payable	1,100	10,461
Payable to Sponsor	67,921	108,408

Total liabilities	2,063,501	9,714,914

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	132,693,025	140,963,092

Total liabilities and shareholders’ equity	$134,756,526	$150,678,006

Shares outstanding	2,433,712	2,933,712

Net asset value per share	$54.52	$48.05

Market value per share (Note 2)	$55.22	$48.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$25,000,000	$24,970,903
5.226% due 10/24/24	10,000,000	9,969,788
5.120% due 11/05/24	10,000,000	9,954,870

Total short-term U.S. government and agency obligations (cost $44,887,800)		$44,895,561

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2024	9,079	$265,379,170	$(14,948,530)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,150,564	$1,476,050	$4,075,138	$4,007,691

Expenses
Management fee	224,779	304,567	797,283	903,703
Brokerage commissions	156,391	133,782	722,643	577,070
Futures account fees	6,899	23,941	33,910	80,308

Total expenses	388,069	462,290	1,553,836	1,561,081

Net investment income (loss)	762,495	1,013,760	2,521,302	2,446,610

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	90,006,232	(10,798,451)	90,097,297	221,346,621
Short-term U.S. government and agency obligations	(2,218)	(174)	(3,961)	(1,437)

Net realized gain (loss)	90,004,014	(10,798,625)	90,093,336	221,345,184

Change in net unrealized appreciation (depreciation) on
Futures contracts	(55,772,673)	44,086,649	(11,395,023)	(62,113,081)
Short-term U.S. government and agency obligations	8,364	173	7,761	(9,995)

Change in net unrealized appreciation (depreciation)	(55,764,309)	44,086,822	(11,387,262)	(62,123,076)

Net realized and unrealized gain (loss)	34,239,705	33,288,197	78,706,074	159,222,108

Net income (loss)	$35,002,200	$34,301,957	$81,227,376	$161,668,718

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$147,292,427	$141,324,963	$140,963,092	$134,109,520

Addition of 2,700,000, 11,000,000, 16,700,000 and 38,700,000 shares, respectively (Note 1)	167,655,268	295,245,731	864,763,170	1,128,672,428
Redemption of 3,250,000, 12,500,000, 17,200,000 and 45,000,000 shares, respectively (Note 1)	(217,256,870)	(359,209,589)	(954,260,613)	(1,312,787,604)

Net addition (redemption) of (550,000), (1,500,000), (500,000) and (6,300,000) shares, respectively (Note 1)	(49,601,602)	(63,963,858)	(89,497,443)	(184,115,176)

Net investment income (loss)	762,495	1,013,760	2,521,302	2,446,610
Net realized gain (loss)	90,004,014	(10,798,625)	90,093,336	221,345,184
Change in net unrealized appreciation (depreciation)	(55,764,309)	44,086,822	(11,387,262)	(62,123,076)

Net income (loss)	35,002,200	34,301,957	81,227,376	161,668,718

Shareholders’ equity, end of period	$132,693,025	$111,663,062	$132,693,025	$111,663,062

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$81,227,376	$161,668,718
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(232,607,254)	(228,632,508)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	189,472,679	271,472,626
Net amortization and accretion on short-term U.S. government and agency obligations	(1,757,186)	(1,304,490)
Net realized (gain) loss on investments	3,961	1,437
Change in unrealized (appreciation) depreciation on investments	(7,761)	9,995
Decrease (Increase) in receivable on open futures contracts	4,446,202	(256,495)
Decrease (Increase) in interest receivable	292,861	65,570
Increase (Decrease) in payable to Sponsor	(40,487)	(54,464)
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,361)	(3,080)
Increase (Decrease) in payable on open futures contracts	(7,601,565)	11,055,812

Net cash provided by (used in) operating activities	33,419,465	214,023,121

Cash flow from financing activities
Proceeds from addition of shares	871,648,583	1,116,379,999
Payment on shares redeemed	(954,260,613)	(1,318,152,800)

Net cash provided by (used in) financing activities	(82,612,030)	(201,772,801)

Net increase (decrease) in cash	(49,192,565)	12,250,320
Cash, beginning of period	136,172,565	77,441,180

Cash, end of period	$86,980,000	$89,691,500

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$28,552,506	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,592,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	3,425	38,029
Interest receivable	122,190	159,359

Total assets	33,270,233	41,287,730

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	26,664	33,372
Unrealized depreciation on foreign currency forward contracts	331,061	1,886,808

Total liabilities	357,725	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,912,508	39,367,550

Total liabilities and shareholders’ equity	$33,270,233	$41,287,730

Shares outstanding	1,100,000	1,350,000

Net asset value per share	$29.92	$29.16

Market value per share (Note 2)	$29.92	$29.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/04/24	2,449,000	$2,726,606	$(7,194)
Euro with UBS AG	10/04/24	4,937,000	5,496,633	3,425

			Total Unrealized Depreciation	$(3,769)

Contracts to Sell
Euro with Goldman Sachs International	10/04/24	(33,971,263)	$(37,822,066)	$(174,548)
Euro with UBS AG	10/04/24	(32,544,199)	(36,233,239)	(149,319)

			Total Unrealized Depreciation	$(323,867)

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$400,294	$523,684	$1,288,483	$1,764,550

Expenses
Management fee	84,768	111,472	270,996	404,141

Total expenses	84,768	111,472	270,996	404,141

Net investment income (loss)	315,526	412,212	1,017,487	1,360,409

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,317,854)	(122,866)	(1,360,955)	(2,576,119)
Short-term U.S. government and agency obligations	—	—	4,641	—

Net realized gain (loss)	(1,317,854)	(122,866)	(1,356,314)	(2,576,119)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,247,585)	3,207,102	1,521,143	3,909,584
Short-term U.S. government and agency obligations	—	—	—	(4,802)

Change in net unrealized appreciation (depreciation)	(1,247,585)	3,207,102	1,521,143	3,904,782

Net realized and unrealized gain (loss)	(2,565,439)	3,084,236	164,829	1,328,663

Net income (loss)	$(2,249,913)	$3,496,448	$1,182,316	$2,689,072

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$38,226,983	$50,931,301	$39,367,550	$75,113,179

Addition of –, –, 50,000 and 100,000 shares, respectively	—	—	1,591,183	3,051,886
Redemption of 100,000, 350,000, 300,000 and 1,250,000 shares, respectively	(3,064,562)	(10,423,341)	(9,228,541)	(36,849,729)

Net addition (redemption) of (100,000), (350,000), (250,000) and (1,150,000) shares, respectively	(3,064,562)	(10,423,341)	(7,637,358)	(33,797,843)

Net investment income (loss)	315,526	412,212	1,017,487	1,360,409
Net realized gain (loss)	(1,317,854)	(122,866)	(1,356,314)	(2,576,119)
Change in net unrealized appreciation (depreciation)	(1,247,585)	3,207,102	1,521,143	3,904,782

Net income (loss)	(2,249,913)	3,496,448	1,182,316	2,689,072

Shareholders’ equity, end of period	$32,912,508	$44,004,408	$32,912,508	$44,004,408

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$1,182,316	$2,689,072
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(54,925,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,641	95,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(83,003)
Net realized (gain) loss on investments	(4,641)	—
Change in unrealized (appreciation) depreciation on investments	(1,521,143)	(3,904,782)
Decrease (Increase) in interest receivable	37,169	(55,032)
Increase (Decrease) in payable to Sponsor	(6,708)	(28,970)

Net cash provided by (used in) operating activities	(308,366)	38,692,110

Cash flow from financing activities
Proceeds from addition of shares	1,591,183	3,051,886
Payment on shares redeemed	(9,228,541)	(36,849,729)

Net cash provided by (used in) financing activities	(7,637,358)	(33,797,843)

Net increase (decrease) in cash	(7,945,724)	4,894,267
Cash, beginning of period	41,090,342	37,531,356

Cash, end of period	$33,144,618	$42,425,623

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$14,615,256	$9,309,908
Segregated cash balances with brokers for futures contracts	631,400	261,450
Segregated cash balances with brokers for swap agreements	3,802,670	2,375,125
Receivable on open futures contracts	37,716	17,324
Interest receivable	45,415	41,501

Total assets	19,132,457	12,005,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	10,987	9,708
Unrealized depreciation on swap agreements	1,062,980	199,821

Total liabilities	1,073,967	209,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	18,058,490	11,795,779

Total liabilities and shareholders’ equity	$19,132,457	$12,005,308

Shares outstanding	1,046,977	446,977

Net asset value per share	$17.25	$26.39

Market value per share (Note 2)	$17.33	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2024	57	$15,158,580	$(124,208)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/07/24	$(4,820,548)	$(245,098)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/07/24	(6,317,878)	(321,030)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/07/24	(9,772,030)	(496,852)

			Total Unrealized Depreciation	$(1,062,980)

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$148,896	$142,707	$468,826	$459,321

Expenses
Management fee	34,177	32,970	105,887	112,212
Brokerage commissions	920	1,099	3,138	4,065

Total expenses	35,097	34,069	109,025	116,277

Net investment income (loss)	113,799	108,638	359,801	343,044

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(722,224)	807,474	(2,348,472)	131,315
Swap agreements	(687,295)	628,950	(2,975,334)	(1,278,923)

Net realized gain (loss)	(1,409,519)	1,436,424	(5,323,806)	(1,147,608)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(291,313)	(460,051)	20,023	609,640
Swap agreements	(1,471,680)	208,445	(863,159)	1,241,973

Change in net unrealized appreciation (depreciation)	(1,762,993)	(251,606)	(843,136)	1,851,613

Net realized and unrealized gain (loss)	(3,172,512)	1,184,818	(6,166,942)	704,005

Net income (loss)	$(3,058,713)	$1,293,456	$(5,807,141)	$1,047,049

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$16,131,791	$15,809,378	$11,795,779	$15,456,037

Addition of 600,000, 100,000, 1,250,000 and 700,000 shares, respectively	10,718,138	3,039,866	25,250,693	19,338,209
Redemption of 300,000, 200,000, 650,000 and 750,000 shares, respectively	(5,732,726)	(5,776,831)	(13,180,841)	(21,475,426)

Net addition (redemption) of 300,000, (100,000), 600,000 and (50,000) shares, respectively	4,985,412	(2,736,965)	12,069,852	(2,137,217)

Net investment income (loss)	113,799	108,638	359,801	343,044
Net realized gain (loss)	(1,409,519)	1,436,424	(5,323,806)	(1,147,608)
Change in net unrealized appreciation (depreciation)	(1,762,993)	(251,606)	(843,136)	1,851,613

Net income (loss)	(3,058,713)	1,293,456	(5,807,141)	1,047,049

Shareholders’ equity, end of period	$18,058,490	$14,365,869	$18,058,490	$14,365,869

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(5,807,141)	$1,047,049
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	863,159	(1,241,973)
Decrease (Increase) in receivable on open futures contracts	(20,392)	(6,250)
Decrease (Increase) in interest receivable	(3,914)	3,281
Increase (Decrease) in payable to Sponsor	1,279	(3,555)
Increase (Decrease) in payable on open futures contracts	—	97,849

Net cash provided by (used in) operating activities	(4,967,009)	(103,599)

Cash flow from financing activities
Proceeds from addition of shares	25,250,693	17,731,192
Payment on shares redeemed	(13,180,841)	(21,475,426)

Net cash provided by (used in) financing activities	12,069,852	(3,744,234)

Net increase (decrease) in cash	7,102,843	(3,847,833)
Cash, beginning of period	11,946,483	16,020,413

Cash, end of period	$19,049,326	$12,172,580

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$21,639,445	$46,444,776
Segregated cash balances with brokers for futures contracts	1,794,000	5,494,500
Segregated cash balances with brokers for swap agreements	13,757,152	12,657,595
Receivable from capital shares sold	—	907,025
Receivable on open futures contracts	89,431	329,629
Interest receivable	116,843	173,799

Total assets	37,396,871	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	28,974	43,464
Unrealized depreciation on swap agreements	5,145,175	814,174

Total liabilities	5,174,149	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,222,722	65,149,686

Total liabilities and shareholders’ equity	$37,396,871	$66,007,324

Shares outstanding (Note 8)	847,832	897,832

Net asset value per share (Note 8)	$38.01	$72.56

Market value per share (Note 8) (Note 2)	$38.12	$72.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2024	154	$24,222,660	$(16,482)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/07/24	$(22,532,595)	$(2,349,115)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/07/24	(12,371,018)	(1,289,728)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/07/24	(1,706,452)	(177,955)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/07/24	(3,643,614)	(1,328,377)

			Total Unrealized Depreciation	$(5,145,175)

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$672,005	$337,096	$1,650,859	$860,908

Expenses
Management fee	149,940	78,166	380,119	220,751
Brokerage commissions	14,921	13,775	34,808	28,436

Total expenses	164,861	91,941	414,927	249,187

Net investment income (loss)	507,144	245,155	1,235,932	611,721

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(343,339)	6,217,172	(2,680,569)	11,009,808
Swap agreements	6,337,066	704,259	(1,615,822)	(261,158)
Short-term U.S. government and agency obligations	—	—	—	(906)

Net realized gain (loss)	5,993,727	6,921,431	(4,296,391)	10,747,744

Change in net unrealized appreciation (depreciation) on
Futures contracts	(898,913)	(107,686)	(1,705,528)	1,791,737
Swap agreements	(8,621,838)	169,456	(4,331,001)	2,737,091

Change in net unrealized appreciation (depreciation)	(9,520,751)	61,770	(6,036,529)	4,528,828

Net realized and unrealized gain (loss)	(3,527,024)	6,983,201	(10,332,920)	15,276,572

Net income (loss)	$(3,019,880)	$7,228,356	$(9,096,988)	$15,888,293

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$76,198,743	$19,290,473	$65,149,686	$31,932,799

Addition of 687,500, 737,500, 2,937,500 and 1,512,500 shares, respectively (Note 8)	27,486,842	51,792,185	143,592,568	107,105,060
Redemption of 1,537,500, 775,000, 2,987,500 and 1,725,000 shares, respectively (Note 8)	(68,442,983)	(61,343,497)	(167,422,544)	(137,958,635)

Net addition (redemption) of (850,000), (37,500), (50,000) and (212,500) shares, respectively (Note 8)	(40,956,141)	(9,551,312)	(23,829,976)	(30,853,575)

Net investment income (loss)	507,144	245,155	1,235,932	611,721
Net realized gain (loss)	5,993,727	6,921,431	(4,296,391)	10,747,744
Change in net unrealized appreciation (depreciation)	(9,520,751)	61,770	(6,036,529)	4,528,828

Net income (loss)	(3,019,880)	7,228,356	(9,096,988)	15,888,293

Shareholders’ equity, end of period	$32,222,722	$16,967,517	$32,222,722	$16,967,517

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(9,096,988)	$15,888,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(39,876,608)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	39,937,156
Net amortization and accretion on short-term U.S. government and agency obligations	—	(61,454)
Net realized (gain) loss on investments	—	906
Change in unrealized (appreciation) depreciation on investments	4,331,001	(2,737,091)
Decrease (Increase) in receivable on open futures contracts	240,198	5,065
Decrease (Increase) in interest receivable	56,956	14,121
Increase (Decrease) in payable to Sponsor	(14,490)	(6,841)

Net cash provided by (used in) operating activities	(4,483,323)	13,163,547

Cash flow from financing activities
Proceeds from addition of shares	144,499,593	108,077,849
Payment on shares redeemed	(167,422,544)	(137,958,635)

Net cash provided by (used in) financing activities	(22,922,951)	(29,880,786)

Net increase (decrease) in cash	(27,406,274)	(16,717,239)
Cash, beginning of period	64,596,871	32,583,283

Cash, end of period	$37,190,597	$15,866,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$31,176,803	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	3,831,966	3,434,732
Unrealized appreciation on foreign currency forward contracts	—	129,697
Interest receivable	134,888	100,284

Total assets	35,143,657	25,472,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	28,529	20,676
Unrealized depreciation on foreign currency forward contracts	210,204	1,441,622

Total liabilities	238,733	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,904,924	24,010,010

Total liabilities and shareholders’ equity	$35,143,657	$25,472,308

Shares outstanding (Note 8)	897,160	697,160

Net asset value per share (Note 8)	$38.91	$34.44

Market value per share (Note 8) (Note 2)	$38.90	$34.47

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/04/24	766,460,000	$5,336,120	$(63,902)
Yen with UBS AG	10/04/24	1,844,169,000	12,839,165	(126,695)

			Total Unrealized Depreciation	$(190,597)

Contracts to Sell
Yen with Goldman Sachs International	10/04/24	(5,401,596,165)	$(37,606,091)	$(7,404)
Yen with UBS AG	10/04/24	(7,246,500,574)	(50,450,377)	(12,203)

			Total Unrealized Depreciation	$(19,607)

^
The positions and counterparties herein are as of September 30, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$449,333	$274,125	$1,220,993	$733,679

Expenses
Management fee	93,279	58,762	256,361	167,753

Total expenses	93,279	58,762	256,361	167,753

Net investment income (loss)	356,054	215,363	964,632	565,926

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,013,671)	3,079,208	1,109,169	3,422,003
Short-term U.S. government and agency obligations	—	—	3,541	—

Net realized gain (loss)	(5,013,671)	3,079,208	1,112,710	3,422,003

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(3,366,298)	(1,059,246)	1,101,721	3,948,039
Short-term U.S. government and agency obligations	—	—	—	(2,761)

Change in net unrealized appreciation (depreciation)	(3,366,298)	(1,059,246)	1,101,721	3,945,278

Net realized and unrealized gain (loss)	(8,379,969)	2,019,962	2,214,431	7,367,281

Net income (loss)	$(8,023,915)	$2,235,325	$3,179,063	$7,933,207

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$47,495,032	$27,077,656	$24,010,010	$21,397,736

Addition of 300,000, –, 900,000 and 900,000 shares, respectively (Note 8)	12,483,356	—	37,504,826	26,056,375
Redemption of 400,000, 100,000, 700,000 and 1,000,000 shares, respectively (Note 8)	(17,049,549)	(3,140,790)	(29,788,975)	(29,215,127)

Net addition (redemption) of (100,000), (100,000), 200,000 and (100,000) shares, respectively (Note 8)	(4,566,193)	(3,140,790)	7,715,851	(3,158,752)

Net investment income (loss)	356,054	215,363	964,632	565,926
Net realized gain (loss)	(5,013,671)	3,079,208	1,112,710	3,422,003
Change in net unrealized appreciation (depreciation)	(3,366,298)	(1,059,246)	1,101,721	3,945,278

Net income (loss)	(8,023,915)	2,235,325	3,179,063	7,933,207

Shareholders’ equity, end of period	$34,904,924	$26,172,191	$34,904,924	$26,172,191

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$3,179,063	$7,933,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,541	23,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,702)
Net realized (gain) loss on investments	(3,541)	—
Change in unrealized (appreciation) depreciation on investments	(1,101,721)	(3,945,278)
Decrease (Increase) in interest receivable	(34,604)	(58,335)
Increase (Decrease) in payable to Sponsor	7,853	(9,790)

Net cash provided by (used in) operating activities	2,050,591	26,915,102

Cash flow from financing activities
Proceeds from addition of shares	37,504,826	26,056,375
Payment on shares redeemed	(29,788,975)	(31,898,582)

Net cash provided by (used in) financing activities	7,715,851	(5,842,207)

Net increase (decrease) in cash	9,766,442	21,072,895
Cash, beginning of period	25,242,327	4,104,127

Cash, end of period	$35,008,769	$25,177,022

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash	$34,247,064	$31,674,194
Segregated cash balances with brokers for futures contracts	5,137,872	5,936,995
Receivable on open futures contracts	—	137,945
Interest receivable	93,847	141,818

Total assets	39,478,783	37,890,952

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	474,255	—
Brokerage commissions and futures account fees payable	899	1,876
Payable to Sponsor	19,795	22,933

Total liabilities	494,949	24,809

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	38,983,834	37,866,143

Total liabilities and shareholders’ equity	$39,478,783	$37,890,952

Shares outstanding	2,587,403	2,262,403

Net asset value per share	$15.07	$16.74

Market value per share (Note 2)	$15.11	$16.75

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2025	379	$7,030,715	$334,338
VIX Futures - Cboe, expires February 2025	689	12,987,994	139,076
VIX Futures - Cboe, expires March 2025	689	13,073,775	58,625
VIX Futures - Cboe, expires April 2025	309	5,898,347	62,493

			$594,532

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$370,229	$597,040	$1,992,242	$1,895,545

Expenses
Management fee	66,736	117,018	354,943	401,207
Brokerage commissions	8,201	8,822	94,413	30,191
Futures account fees	4,605	9,991	21,146	33,287

Total expenses	79,542	135,831	470,502	464,685

Net investment income (loss)	290,687	461,209	1,521,740	1,430,860

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,713,658	(12,244,511)	(12,344,229)	(35,008,564)
Short-term U.S. government and agency obligations	271	—	3,549	—

Net realized gain (loss)	2,713,929	(12,244,511)	(12,340,680)	(35,008,564)

Change in net unrealized appreciation (depreciation) on
Futures contracts	457,557	8,934,542	4,340,208	3,847,551
Short-term U.S. government and agency obligations	(2,519)	—	—	(5,651)

Change in net unrealized appreciation (depreciation)	455,038	8,934,542	4,340,208	3,841,900

Net realized and unrealized gain (loss)	3,168,967	(3,309,969)	(8,000,472)	(31,166,664)

Net income (loss)	$3,459,654	$(2,848,760)	$(6,478,732)	$(29,735,804)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$33,401,452	$49,421,413	$37,866,143	$84,014,959

Addition of 825,000, 850,000, 9,450,000 and 1,700,000 shares, respectively	12,229,924	16,840,213	147,418,801	38,658,971
Redemption of 575,000, 175,000, 9,125,000 and 1,375,000 shares, respectively	(10,107,196)	(3,444,842)	(139,822,378)	(32,970,102)

Net addition (redemption) of 250,000, 675,000, 325,000 and 325,000 shares, respectively	2,122,728	13,395,371	7,596,423	5,688,869

Net investment income (loss)	290,687	461,209	1,521,740	1,430,860
Net realized gain (loss)	2,713,929	(12,244,511)	(12,340,680)	(35,008,564)
Change in net unrealized appreciation (depreciation)	455,038	8,934,542	4,340,208	3,841,900

Net income (loss)	3,459,654	(2,848,760)	(6,478,732)	(29,735,804)

Shareholders’ equity, end of period	$38,983,834	$59,968,024	$38,983,834	$59,968,024

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income (loss)	$(6,478,732)	$(29,735,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,330,764)	(294,811,992)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	49,719,851	345,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(385,538)	(311,311)
Net realized (gain) loss on investments	(3,549)	—
Change in unrealized (appreciation) depreciation on investments	—	5,651
Decrease (Increase) in receivable on open futures contracts	137,945	(417,787)
Decrease (Increase) in interest receivable	47,971	(120,290)
Increase (Decrease) in payable to Sponsor	(3,138)	(19,767)
Increase (Decrease) in brokerage commissions and futures account fees payable	(977)	(1,301)
Increase (Decrease) in payable on open futures contracts	474,255	—

Net cash provided by (used in) operating activities	(5,822,676)	19,587,399

Cash flow from financing activities
Proceeds from addition of shares	147,418,801	38,658,971
Payment on shares redeemed	(139,822,378)	(32,970,102)

Net cash provided by (used in) financing activities	7,596,423	5,688,869

Net increase (decrease) in cash	1,773,747	25,276,268
Cash, beginning of period	37,611,189	33,959,989

Cash, end of period	$39,384,936	$59,236,257

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,777,575 and $59,648,776, respectively)	$64,785,421	$59,660,373
Cash	38,595,298	22,277,582
Segregated cash balances with brokers for futures contracts	62,649,154	72,849,393
Receivable on open futures contracts	—	2,362,837
Interest receivable	284,729	254,671

Total assets	166,314,602	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,828,161	580
Brokerage commissions and futures account fees payable	6,045	11,961
Payable to Sponsor	82,963	70,569

Total liabilities	2,917,169	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	163,397,433	157,321,746

Total liabilities and shareholders’ equity	$166,314,602	$157,404,856

Shares outstanding (Note 8)	3,337,737	2,537,737

Net asset value per share (Note 8)	$48.95	$61.99

Market value per share (Note 8) (Note 2)	$49.00	$62.04

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.256% due 10/10/24	$25,000,000	$24,970,903
5.226% due 10/24/24	15,000,000	14,954,682
5.120% due 11/05/24	10,000,000	9,954,870
4.801% due 11/19/24	15,000,000	14,904,966

Total short-term U.S. government and agency obligations (cost $64,777,575)		$64,785,421

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2024	4,851	$91,404,968	$1,947,348
VIX Futures - Cboe, expires November 2024	3,974	71,919,465	562,813

			$2,510,161

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$1,554,282	$2,271,345	$4,932,465	$6,832,197

Expenses
Management fee	298,739	447,560	945,176	1,495,874
Brokerage commissions	109,695	58,426	189,358	250,314
Futures account fees	25,438	44,110	89,976	143,501

Total expenses	433,872	550,096	1,224,510	1,889,689

Net investment income (loss)	1,120,410	1,721,249	3,707,955	4,942,508

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	47,467,197	(54,950,042)	(11,804,121)	(228,276,043)
Short-term U.S. government and agency obligations	(1,223)	—	3,607	(10,605)

Net realized gain (loss)	47,465,974	(54,950,042)	(11,800,514)	(228,286,648)

Change in net unrealized appreciation (depreciation) on
Futures contracts	5,170,981	41,847,057	12,174,255	21,670,993
Short-term U.S. government and agency obligations	8,134	(5,866)	(3,751)	(3,029)

Change in net unrealized appreciation (depreciation)	5,179,115	41,841,191	12,170,504	21,667,964

Net realized and unrealized gain (loss)	52,645,089	(13,108,851)	369,990	(206,618,684)

Net income (loss)	$53,765,499	$(11,387,602)	$4,077,945	$(201,676,176)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$148,420,028	$230,227,830	$157,321,746	$266,580,320

Addition of 2,637,500, 618,750, 4,512,500 and 2,308,750 shares, respectively (Note 1) (Note 8)	119,479,226	56,655,376	215,111,517	324,424,030
Redemption of 2,725,000, 656,405, 3,712,500 and 1,208,905 shares, respectively (Note 1) (Note 8)	(158,267,320)	(63,891,176)	(213,113,775)	(177,723,746)

Net addition (redemption) of (87,500), (37,655), 800,000 and 1,099,845 shares, respectively (Note 1) (Note 8)	(38,788,094)	(7,235,800)	1,997,742	146,700,284

Net investment income (loss)	1,120,410	1,721,249	3,707,955	4,942,508
Net realized gain (loss)	47,465,974	(54,950,042)	(11,800,514)	(228,286,648)
Change in net unrealized appreciation (depreciation)	5,179,115	41,841,191	12,170,504	21,667,964

Net income (loss)	53,765,499	(11,387,602)	4,077,945	(201,676,176)

Shareholders’ equity, end of period	$163,397,433	$211,604,428	$163,397,433	$211,604,428

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$4,077,945	$(201,676,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(242,444,601)	(614,146,126)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	239,782,389	601,754,108
Net amortization and accretion on short-term U.S. government and agency obligations	(2,462,980)	(2,913,568)
Net realized (gain) loss on investments	(3,607)	10,605
Change in unrealized (appreciation) depreciation on investments	3,751	3,029
Decrease (Increase) in receivable on open futures contracts	2,362,837	(2,672,268)
Decrease (Increase) in interest receivable	(30,058)	136,672
Increase (Decrease) in payable to Sponsor	12,394	(60,834)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,916)	(15,432)
Increase (Decrease) in payable on open futures contracts	2,827,581	(369,983)

Net cash provided by (used in) operating activities	4,119,735	(219,949,973)

Cash flow from financing activities
Proceeds from addition of shares	215,111,517	324,424,030
Payment on shares redeemed	(213,113,775)	(178,294,219)

Net cash provided by (used in) financing activities	1,997,742	146,129,811

Net increase (decrease) in cash	6,117,477	(73,820,162)
Cash, beginning of period	95,126,975	175,279,856

Cash, end of period	$101,244,452	$101,459,694

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
		(As Restated)
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,658,590,645 and $690,346,244, respectively)	$1,658,822,420	$690,474,277
Cash	999,910,891	1,209,034,101
Segregated cash balances with brokers for futures contracts	745,036,746	1,029,381,720
Segregated cash balances with brokers for foreign currency forward contracts	14,337,802	13,366,243
Segregated cash balances with brokers for swap agreements	17,559,822	345,924,043
Unrealized appreciation on swap agreements	102,834,722	21,033,528
Unrealized appreciation on foreign currency forward contracts	68,080	2,011,074
Receivable from capital shares sold	2,725,965	22,784,178
Receivable on open futures contracts	31,980,250	29,722,683
Interest receivable	5,658,092	6,486,760

Total assets	3,578,934,790	3,370,218,607

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	74,197,661	39,357,935
Payable on open futures contracts	25,850,918	38,056,063
Brokerage commissions and futures account fees payable	45,738	131,497
Payable to Sponsor	2,577,570	2,654,226
Unrealized depreciation on swap agreements	6,208,155	3,841,216
Unrealized depreciation on foreign currency forward contracts	843,214	3,345,544

Total liabilities	109,723,256	87,386,481

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,469,211,534	3,282,832,126

Total liabilities and shareholders’ equity	$3,578,934,790	$3,370,218,607

Shares outstanding (Note 8)	92,561,599	82,617,848

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest	$39,528,194	$33,986,958	$106,909,661	$103,035,154
Expenses
Management fee	7,995,932	8,433,063	22,614,312	27,104,933
Brokerage commissions	2,024,482	1,640,018	5,855,049	6,556,137
Futures account fees	171,268	313,663	571,653	1,142,555

Total expenses	10,191,682	10,386,744	29,041,014	34,803,625

Net investment income (loss)	29,336,512	23,600,214	77,868,647	68,231,529

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(307,323,493)	14,374,480	(402,765,202)	(1,974,626,401)
Swap agreements	(135,617,033)	190,429,303	101,481,166	153,509,127
Foreign currency forward contracts	685,622	1,079,187	(706,613)	(1,741,651)
Short-term U.S. government and agency obligations	(2,730)	205	68,411	(195,666)

Net realized gain (loss)	(442,257,634)	205,883,175	(301,922,238)	(1,823,054,591)

Change in net unrealized appreciation (depreciation) on
Futures contracts	310,081,124	(202,241,004)	140,846,867	135,612,832
Swap agreements	92,748,602	(41,076,901)	79,434,255	(138,058,422)
Foreign currency forward contracts	(1,808,721)	1,962,662	559,336	5,654,285
Short-term U.S. government and agency obligations	229,199	(111,348)	103,742	(62,102)

Change in net unrealized appreciation (depreciation)	401,250,204	(241,466,591)	220,944,200	3,146,593

Net realized and unrealized gain (loss)	(41,007,430)	(35,583,416)	(80,978,038)	(1,819,907,998)

Net income (loss)	$(11,670,918)	$(11,983,202)	$(3,109,391)	$(1,751,676,469)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shareholders’ equity, beginning of period	$3,121,155,340	$3,753,845,537	$3,282,832,126	$3,887,786,746

Addition of 74,300,000, 38,976,250, 159,240,000 and 138,056,250 shares, respectively (Note 1) (Note 8)	2,755,933,016	1,835,741,719	6,212,835,038	8,495,699,775
Redemption 64,667,500, 42,587,747, 149,296,248 and 148,559,747 shares, respectively (Note 1) (Note 8)	(2,396,205,904)	(2,277,144,677)	(6,023,346,239)	(7,331,350,675)

Net addition (redemption) of 9,632,500, (3,611,497), 9,943,752 and (10,503,497) shares, respectively (Note 1) (Note 8)	359,727,112	(441,402,958)	189,488,799	1,164,349,100

Net investment income (loss)	29,336,512	23,600,214	77,868,647	68,231,529
Net realized gain (loss)	(442,257,634)	205,883,175	(301,922,238)	(1,823,054,591)
Change in net unrealized appreciation (depreciation)	401,250,204	(241,466,591)	220,944,200	3,146,593

Net income (loss)	(11,670,918)	(11,983,202)	(3,109,391)	(1,751,676,469)

Shareholders’ equity, end of period	$3,469,211,534	$3,300,459,377	$3,469,211,534	$3,300,459,377

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flow from operating activities
Net income (loss)	$(3,109,391)	$(1,751,676,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,040,839,051)	(27,871,422,186)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,121,998,020	28,009,309,658
Net amortization and accretion on short-term U.S. government and agency obligations	(49,334,959)	(46,469,916)
Net realized (gain) loss on investments	(68,411)	195,666
Change in unrealized (appreciation) depreciation on investments	(80,097,333)	132,466,239
Decrease (Increase) in receivable on futures contracts	(2,257,567)	28,145,391
Decrease (Increase) in interest receivable	828,668	435,945
Increase (Decrease) in payable to Sponsor	(76,656)	(599,647)
Increase (Decrease) in brokerage commissions and futures account fees payable	(85,759)	(59,363)
Increase (Decrease) in payable on futures contracts	(12,205,145)	12,701,692

Net cash provided by (used in) operating activities	(1,065,247,584)	(1,486,972,990)

Cash flow from financing activities
Proceeds from addition of shares	6,232,893,251	8,465,504,170
Payment on shares redeemed	(5,988,506,513)	(7,316,198,861)

Net cash provided by (used in) financing activities	244,386,738	1,149,305,309

Net increase (decrease) in cash	(820,860,846)	(337,667,681)
Cash, beginning of period	2,597,706,107	2,276,152,772

Cash, end of period	$1,776,845,261	$1,938,485,091

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2024, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the nine months September 30, 2024, and during the year ended December 31, 2023. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
Statements of Financial Condition
PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	88,647,616	19,191,436	107,839,052
Receivable on open futures contracts	30,330,665	(19,116,505)	11,214,160
Total Assets	283,337,788	74,931	283,412,719
Liabilities and shareholders’ equity
Payble on open futures contracts	372,680	74,931	447,611
Total Liabilities	16,153,429	74,931	16,228,360
Total liabilities and shareholders’ equity	283,337,788	74,931	283,412,719

	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	54,294,387	(21,065,695)	33,228,692
Increase (Decrease) in payable on futures contracts	2,625,055	177,113	2,802,168
Net Cash provided by (used in) operating activities	213,167,374	(20,888,582)	192,278,792
Net Increase (decrease) in cash	12,844,776	(20,888,582)	(8,043,806)
Cash, beginning of period	133,946,941	26,960,318	160,907,259
Cash, End of period	146,791,717	6,071,736	152,863,453
Statements of Financial Condition
PROSHARES ULTRA BLOOMBERG NATURAL GAS

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	256,589,331	118,272,358	374,861,689
Receivable on open futures contracts	117,168,017	(117,168,017)	—
Total Assets	770,676,725	1,104,341	771,781,066
Liabilities and shareholders’ equity
Payble on open futures contracts	20,739,542	1,104,341	21,843,883
Total Liabilities	40,783,917	1,104,341	41,888,258
Total liabilities and shareholders’ equity	770,676,725	1,104,341	771,781,066

	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Decrease (Increase) in receivable on open futures contracts	22,826,950	(45,094,124)	(22,267,174)
Increase (Decrease) in payable on futures contracts	4,094,655	(1,331,596)	2,763,059
Net Cash provided by (used in) operating activities	(1,243,230,374)	(46,425,720)	(1,289,656,094)
Net Increase (decrease) in cash	302,040,273	(46,425,720)	255,614,553
Cash, beginning of period	176,734,664	150,981,820	327,716,484
Cash, End of period	478,774,937	104,556,100	583,331,037

Statements of Financial Condition
PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	210,845,154	39,950,507	250,795,661
Receivable on open futures contracts	50,510,206	(39,950,507)	10,559,699
Total Assets	NR	NR	NR
Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR
Total Liabilities	NR	NR	NR
Total liabilities and shareholders’ equity	NR	NR	NR

Statements of Cash Flows	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	167,791,568	(153,781,216)	14,010,352
Increase (Decrease) in payable on futures contracts	(348,988)	(555,697)	(904,685)
Net Cash provided by (used in) operating activities	(561,176,813)	(154,336,913)	(715,513,726)
Net Increase (decrease) in cash	(241,693,787)	(154,336,913)	(396,030,700)
Cash, beginning of period	394,847,507	188,366,332	583,213,839
Cash, End of period	153,153,720	34,029,419	187,183,139
Statements of Financial Condition
PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	35,326,076	27,563,925	62,890,001
Receivable on open futures contracts	22,414,082	(17,967,880)	4,446,202
Total Assets	141,081,961	9,596,045	150,678,006
Liabilities and shareholders’ equity
Payble on open futures contracts	—	9,596,045	9,596,045
Total Liabilities	118,869	9,596,045	9,714,914
Total liabilities and shareholders’ equity	141,081,961	9,596,045	150,678,006

Statements of Cash Flows	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	22,018,320	(22,274,815)	(256,495)
Increase (Decrease) in payable on futures contracts	(282,362)	11,338,174	11,055,812
Net Cash provided by (used in) operating activities	224,959,762	(10,936,641)	214,023,121
Net Increase (decrease) in cash	23,186,961	(10,936,641)	12,250,320
Cash, beginning of period	44,482,540	32,958,640	77,441,180
Cash, End of period	67,669,501	22,021,999	89,691,500

Statements of Financial Condition
PROSHARES VIX SHORT-TERM FUTURES ETF

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	59,164,337	13,685,056	72,849,393
Receivable on open futures contracts	16,047,893	(13,685,056)	2,362,837
Total Assets	NR	NR	NR
Liabilities and shareholders’ equity
Payble on open futures contracts	NR	NR	NR
Total Liabilities	NR	NR	NR
Total liabilities and shareholders’ equity	NR	NR	NR

Statements of Cash Flows	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	35,100,289	(37,772,557)	(2,672,268)
Increase (Decrease) in payable on futures contracts	(223,719)	(146,264)	(369,983)
Net Cash provided by (used in) operating activities	(182,031,152)	(37,918,821)	(219,949,973)
Net Increase (decrease) in cash	(35,901,341)	(37,918,821)	(73,820,162)
Cash, beginning of period	125,161,810	50,118,046	175,279,856
Cash, End of period	89,260,469	12,199,225	101,459,694
Statements of Financial Condition
PROSHARES TRUST II

	December 31, 2023
	As Previously Reported	Adjustment	As Restated
Assets
Segregated cash balances withbrokers for futures contracts	810,718,438	218,663,282	1,029,381,720
Receivable on open futures contracts	237,610,648	(207,887,965)	29,722,683

Total Assets	3,359,443,290	10,775,317	3,370,218,607

Liabilities and shareholders’ equity
Payble on open futures contracts	27,280,746	10,775,317	38,056,063

Total Liabilities	76,611,164	10,775,317	87,386,481

Total liabilities and shareholders’ equity	3,359,443,290	10,775,317	3,370,218,607

Statements of Cash Flows	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
Decrease (Increase) in receivable on open futures contracts	308,133,798	(279,988,407)	28,145,391
Increase (Decrease) in payable on futures contracts	3,219,962	9,481,730	12,701,692

Net Cash provided by (used in) operating activities	(1,216,466,313)	(270,506,677)	(1,486,972,990)

Net Increase (decrease) in cash	(67,161,004)	(270,506,677)	(337,667,681)
Cash, beginninng of period	1,826,767,616	449,385,156	2,276,152,772

Cash, End of period	1,759,606,612	178,878,479	1,938,485,091

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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2024 and 2023, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2024 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 30, 2024

Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 30, 2024

Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2024

Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	September 30, 2024

Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2024

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2024.

Market value per Share is determined at the close of the applicable primary listing exchange and may be from when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2024.
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

9
3

The following table summarizes the valuation of investments at September 30, 2024 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$224,255,645	$(384,482)	$—	$—	$223,871,163
ProShares Ultra Bloomberg Crude Oil	328,568,816	(2,342,056)	—	12,083,549	338,310,309
ProShares Ultra Bloomberg Natural Gas	323,797,810	107,189,385	—	—	430,987,195
ProShares Ultra Euro	—	—	46,650	—	46,650
ProShares Ultra Gold	224,172,785	17,896,142	—	16,711,846	258,780,773
ProShares Ultra Silver	348,600,390	52,276,346	—	74,039,327	474,916,063
ProShares Ultra VIX Short-Term Futures ETF	64,820,219	8,353,741	—	—	73,173,960
ProShares Ultra Yen	—	—	(283,944)	—	(283,944)
ProShares UltraShort Bloomberg Crude Oil	34,925,773	14,905,749	—	—	49,831,522
ProShares UltraShort Bloomberg Natural Gas	44,895,561	(14,948,530)	—	—	29,947,031
ProShares UltraShort Euro	—	—	(327,636)	—	(327,636)
ProShares UltraShort Gold	—	(124,208)	—	(1,062,980)	(1,187,188)
ProShares UltraShort Silver	—	(16,482)	—	(5,145,175)	(5,161,657)
ProShares UltraShort Yen	—	—	(210,204)	—	(210,204)
ProShares VIX Mid-Term Futures ETF	—	594,532	—	—	594,532
ProShares VIX Short-Term Futures ETF	64,785,421	2,510,161	—	—	67,295,582

Combined Trust:	$1,658,822,420	$185,910,298	$(775,134)	$96,626,567	$1,940,584,151

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

9
4

There were no transfers into or out of Level 3 for the period ended September 30, 2024 or the year ended December 31, 2023.
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

9
5

Repurchase Agreements
The Funds may enter into repurchase agreements. Repurchase agreements are primarily used by the Funds as short-term investments for cash positions. Under a repurchase agreement, a Fund purchases one or more debt securities and simultaneously agrees to sell those securities back to the seller at a mutually agreed-upon future price and date, normally one day or a few days later. The resale price is greater than the purchase price, reflecting an agreed-upon market interest rate during the purchaser’s holding period. While the maturities of the underlying securities in repurchase transactions may be more than one year, the term of each repurchase agreement will always be less than one year. The Funds follow certain procedures designed to minimize the risks inherent in such agreements. These procedures include affecting repurchase transactions generally with major global financial institutions whose creditworthiness is monitored by the Sponsor. In addition, the value of the collateral underlying the repurchase agreement is required to be at least equal to the repurchase price, including any accrued interest income earned on the repurchase agreement. A repurchase agreement is subject to the risk that the counterparty to the repurchase agreement that sells the securities may default on its obligation to repurchase them. In this circumstance, a Fund may lose money because it may not be able to sell the securities at the agreed upon time and price, the securities may lose value before they can be sold, the selling institution may declare bankruptcy, or the Fund may have difficulty exercising rights to the collateral. During periods of high demand for repurchase agreements, the Funds may be unable to invest available cash in these instruments to the extent desired by the Sponsor.
At September 30, 2024, the Trust did not have any open repurchase agreements.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2024 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of September 30, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$352,766	*		$737,248	*
	ProShares Ultra VIX Short-Term Futures ETF		8,353,741	*		—
	ProShares VIX Mid-Term Futures ETF		594,532	*		—
	ProShares VIX Short-Term Futures ETF		2,510,161	*		—
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		13,315,890	*		3,574,397	*
	ProShares Ultra Bloomberg Natural Gas		107,189,385	*		—
	ProShares Ultra Gold		34,607,988	*		—
	ProShares Ultra Silver		126,315,673	*		—
	ProShares UltraShort Bloomberg Crude Oil		14,942,231	*		36,482	*
	ProShares UltraShort Bloomberg Natural Gas		—			14,948,530	*
	ProShares UltraShort Gold		—			1,187,188	*
	ProShares UltraShort Silver		—			5,161,657	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		47,355			705
	ProShares Ultra Yen		17,300			301,244
	ProShares UltraShort Euro		3,425			331,061
	ProShares UltraShort Yen		—			210,204

		Combined Trust:	$308,250,447	*		$26,488,716	*

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
1

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(7,503,293)	$(4,219,681)
		ProShares Ultra VIX Short-Term Futures ETF	(36,612,575)	14,558,661
		ProShares VIX Mid-Term Futures ETF	2,713,658	457,557
		ProShares VIX Short-Term Futures ETF	47,467,197	5,170,981
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(66,825,983)	(59,088,544)
		ProShares Ultra Bloomberg Natural Gas	(372,130,469)	260,225,054
		ProShares Ultra Gold	12,042,718	41,928,337
		ProShares Ultra Silver	(129,011,226)	182,392,300
		ProShares UltraShort Bloomberg Crude Oil	12,329,007	28,461,478
		ProShares UltraShort Bloomberg Natural Gas	90,006,232	(55,772,673)
		ProShares UltraShort Gold	(1,409,519)	(1,762,993)
		ProShares UltraShort Silver	5,993,727	(9,520,751)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	182,638	187,048
		ProShares Ultra Yen	6,834,509	2,618,114
		ProShares UltraShort Euro	(1,317,854)	(1,247,585)
		ProShares UltraShort Yen	(5,013,671)	(3,366,298)

		Combined Trust	$(442,254,904)	$401,021,005

10
2

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$47,755,573	$(13,025,106)
		ProShares Ultra VIX Short-Term Futures ETF	(185,028,990)	39,537,652
		ProShares VIX Mid-Term Futures ETF	(12,344,229)	4,340,208
		ProShares VIX Short-Term Futures ETF	(11,804,121)	12,174,255
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	33,249,538	(4,698,210)
		ProShares Ultra Bloomberg Natural Gas	(402,539,202)	63,582,315
		ProShares Ultra Gold	62,081,810	27,433,120
		ProShares Ultra Silver	87,198,503	116,742,146
		ProShares UltraShort Bloomberg Crude Oil	(330,018)	(7,530,570)
		ProShares UltraShort Bloomberg Natural Gas	90,097,297	(11,395,023)
		ProShares UltraShort Gold	(5,323,806)	(843,136)
		ProShares UltraShort Silver	(4,296,391)	(6,036,529)
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on futures and/ or foreign currency forward contracts
		ProShares Ultra Euro	107,862	(260,299)
		ProShares Ultra Yen	(562,689)	(1,803,229)
		ProShares UltraShort Euro	(1,360,955)	1,521,143
		ProShares UltraShort Yen	1,109,169	1,101,721

		Combined Trust:	$(301,990,649)	$220,840,458

10
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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2024.

Fair Values of Derivative Instruments as of September 30, 2024

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$12,083,549	$—	$12,083,549	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	47,355	—	47,355	705	—	705
ProShares Ultra Gold
Swap agreements	16,711,846	—	16,711,846	—	—	—
ProShares Ultra Silver
Swap agreements	74,039,327	—	74,039,327	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	17,300	—	17,300	301,244	—	301,244
ProShares UltraShort Euro
Foreign currency forward contracts	3,425	—	3,425	331,061	—	331,061
ProShares UltraShort Gold
Swap agreements	—	—	—	1,062,980	—	1,062,980
ProShares UltraShort Silver
Swap agreements	—	—	—	5,145,175	—	5,145,175
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	210,204	—	210,204
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

10
6

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$2,403,631	$(2,027,597)	$—	$376,034
Goldman Sachs International	3,799,116	(3,295,031)	—	504,085
Morgan Stanley & Co. International PLC	1,154,121	(982,600)	—	171,521
Societe Generale	2,894,904	(2,507,949)	—	386,955
UBS AG	1,831,777	(1,552,267)	—	279,510
ProShares Ultra Euro
Goldman Sachs International	23,201	—	—	23,201
UBS AG	23,449	—	—	23,449
ProShares Ultra Gold
Citibank, N.A.	7,175,825	(7,175,825)	—	—
Goldman Sachs International	3,408,289	(3,408,289)	—	—
UBS AG	6,127,732	(6,127,732)	—	—
ProShares Ultra Silver
Citibank, N.A.	32,950,011	(32,950,011)	—	—
Goldman Sachs International	2,899,316	(2,899,316)	—	—
Morgan Stanley & Co. International PLC	19,670,742	(19,670,742)	—	—
UBS AG	18,519,258	(18,519,258)	—	—
ProShares Ultra Yen
Goldman Sachs International	(36,685)	—	36,685	—
UBS AG	(247,259)	—	247,259	—
ProShares UltraShort Euro
Goldman Sachs International	(181,742)	—	181,742	—
UBS AG	(145,894)	—	145,894	—
ProShares UltraShort Gold
Citibank, N.A.	(245,098)	—	245,098	—
Goldman Sachs International	(321,030)	—	321,030	—
UBS AG	(496,852)	—	496,852	—
ProShares UltraShort Silver
Citibank, N.A.	(2,349,115)	—	2,349,115	—
Goldman Sachs International	(1,289,728)	—	1,289,728	—
Morgan Stanley & Co. International PLC	(177,955)	—	177,955	—
UBS AG	(1,328,377)	—	1,328,377	—
ProShares UltraShort Yen
Goldman Sachs International	(71,306)	—	71,306	—
UBS AG	(138,898)	—	138,898	—

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
NOTE 4 — AGREEMENTS
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

10
9

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

1
10

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
Transaction fees three and nine months ended September 30, 2024 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
ProShares Short VIX Short-Term Futures ETF	$342,387	$436,990
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	604,936	911,886
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	6,631	86,062
ProShares VIX Short-Term Futures ETF	102,672	167,124

Combined Trust:	$1,056,626	$1,602,062

1
1
1

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2024
For the Three Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$77.31	$37.44
Net investment income (loss)	0.46	0.26	0.40	0.11	0.88	0.38
Net realized and unrealized gain (loss)#	(11.65)	(8.41)	(19.67)	0.79	18.22	2.72
Change in net asset value from operations	(11.19)	(8.15)	(19.27)	0.90	19.10	3.10
Net asset value, at September 30, 2024	$50.16	$25.36	$58.70	$12.09	$96.41	$40.54
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$77.04	$37.09
Market value per share, at September 30, 2024 †	$50.11	$25.42	$58.00	$12.06	$95.89	$40.44
Total Return, at net asset value^	(18.2)%	(24.3)%	(24.7)%	8.0%	24.7%	8.3%
Total Return, at market value^	(18.4)%	(24.1)%	(26.0)%	8.0%	24.5%	9.0%
Ratios to Average Net Assets***
Expense ratio^^	1.25%	1.00%	1.42%	0.95%	0.96%	0.98%
Net investment income gain (loss)	3.46%	3.56%	3.16%	3.57%	4.05%	4.03%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

1
1
2

For the Three Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$21.60
Net investment income (loss)	0.13	0.20	0.16	0.54	0.27	0.15
Net realized and unrealized gain (loss)#	1.23	4.33	3.79	4.61	(2.21)	(4.50)
Change in net asset value from operations	1.36	4.53	3.95	5.15	(1.94)	(4.35)
Net asset value, at September 30, 2024	$24.94	$24.76	$19.52	$54.52	$29.92	$17.25
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$21.67
Market value per share, at September 30, 2024 †	$24.93	$24.70	$19.48	$55.22	$29.92	$17.33
Total Return, at net asset value^	5.7%	22.4%	25.3%	10.4%	(6.1)%	(20.1)%
Total Return, at market value^	5.9%	21.7%	25.1%	12.3%	(6.0)%	(20.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.92%	0.95%	1.08%	1.64%	0.95%	0.98%
Net investment income gain (loss)	2.15%	3.38%	3.79%	3.22%	3.54%	3.16%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

1
1
3

For the Three Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF *
Net asset value, at June 30, 2024	$44.88	$47.63	$14.29	$43.33
Net investment income (loss)	0.36	0.38	0.14	0.38
Net realized and unrealized gain (loss)#	(7.23)	(9.10)	0.64	5.24
Change in net asset value from operations	(6.87)	(8.72)	0.78	5.62
Net asset value, at September 30, 2024	$38.01	$38.91	$15.07	$48.95
Market value per share, at June 30, 2024 †	$45.32	$47.56	$14.33	$43.40
Market value per share, at September 30, 2024 †	$38.12	$38.90	$15.11	$49.00
Total Return, at net asset value^	(15.3)%	(18.3)%	5.5%	13.0%
Total Return, at market value^	(15.9)%	(18.2)%	5.4%	12.9%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	1.01%	1.23%
Net investment income gain (loss)	3.21%	3.63%	3.70%	3.19%

*	See Note 8 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

11
4

Selected data for a Share outstanding throughout the three months ended September 30, 2023
For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2023	$42.34	$23.74	$347.41	$11.59	$58.36	$27.04
Net investment income (loss)	0.30	0.16	1.90	0.10	0.47	0.18
Net realized and unrealized gain (loss)#	0.48	11.34	(79.33)	(0.82)	(6.08)	(2.46)
Change in net asset value from operations	0.78	11.50	(77.43)	(0.72)	(5.61)	(2.28)
Net asset value, at September 30, 2023	$43.12	$35.24	$269.98	$10.87	$52.75	$24.76
Market value per share, at June 30, 2023 †	$42.34	$23.65	$344.95	$11.61	$58.24	$26.95
Market value per share, at September 30, 2023 †	$43.17	$35.28	$271.90	$10.85	$52.60	$24.61
Total Return, at net asset value^	1.9%	48.4%	(22.3)%	(6.2)%	(9.6)%	(8.4)%
Total Return, at market value^	2.0%	49.2%	(21.2)%	(6.6)%	(9.7)%	(8.7)%
Ratios to Average Net Assets***
Expense ratio^^	1.16%	0.98%	1.26%	0.95%	0.96%	0.98%
Net investment income gain (loss)	2.77%	2.13%	2.49%	3.56%	3.22%	2.58%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 1 and Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
5

For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2023	$92.42	$27.40	$25.62	$27.53	$29.10	$28.90
Net investment income (loss)	0.45	0.25	0.17	0.23	0.26	0.23
Net realized and unrealized gain (loss)#	(11.88)	(2.64)	(8.93)	2.97	2.07	3.01
Change in net asset value from operations	(11.43)	(2.39)	(8.76)	3.20	2.33	3.24
Net asset value, at September 30, 2023	$80.99	$25.01	$16.86	$30.73	$31.43	$32.14
Market value per share, at June 30, 2023 †	$92.45	$27.42	$25.70	$27.73	$29.11	$28.96
Market value per share, at September 30, 2023 †	$81.05	$25.00	$16.82	$30.52	$31.43	$32.20
Total Return, at net asset value^	(12.4)%	(8.7)%	(34.2)%	11.6%	8.0%	11.2%
Total Return, at market value^	(12.3)%	(8.8)%	(34.6)%	10.1%	8.0%	11.2%
Ratios to Average Net Assets**
Expense ratio^^	1.68%	0.95%	1.04%	1.44%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.66%	3.47%	3.16%	3.51%	3.13%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2023.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
6

For the Three Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF **
Net asset value, at June 30, 2023	$81.97	$33.97	$20.49	$99.81
Net investment income (loss)	0.57	0.30	0.17	0.77
Net realized and unrealized gain (loss)#	3.23	3.27	(1.24)	(7.32)
Change in net asset value from operations	3.80	3.57	(1.07)	(6.55)
Net asset value, at September 30, 2023	$85.77	$37.54	$19.42	$93.26
Market value per share, at June 30, 2023 †	$82.32	$33.98	$20.48	$99.84
Market value per share, at September 30, 2023 †	$86.20	$37.54	$19.41	$93.20
Total Return, at net asset value^	4.6%	10.5%	(5.2)%	(6.6)%
Total Return, at market value^	4.7%	10.5%	(5.2)%	(6.6)%
Ratios to Average Net Assets***
Expense ratio^^	1.12%	0.95%	0.99%	1.04%
Net investment income gain (loss)	2.98%	3.48%	3.35%	3.27%

*	See Note 8 of these Notes to Financial Statements.
**	See Note 1 and Note 8 of these Notes to Financial Statements.
***	Percentages are annualized.
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

11
7

S
elected Data for a Share Outstanding Throughout the nine months Ended September 30, 2024
For the Nine Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Net investment income (loss)	1.37	0.70	1.58	0.32	2.20	0.93
Net realized and unrealized gain (loss)#	(2.90)	(1.62)	(85.61)	(0.09)	30.38	12.32
Change in net asset value from operations	(1.53)	(0.92)	(84.03)	0.23	32.58	13.25
Net asset value, at September 30, 2024	$50.16	$25.36	$58.70	$12.09	$96.41	$40.54
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Market value per share, at September 30, 2024 †	$50.11	$25.42	$58.00	$12.06	$95.89	$40.44
Total Return, at net asset value^	(3.0)%	(3.5)%	(58.9)%	2.0%	51.0%	48.6%
Total Return, at market value^	(3.1)%	(2.6)%	(59.2)%	1.9%	50.1%	48.8%
Ratios to Average Net Assets***
Expense ratio^^	1.21%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.36%	3.10%	2.99%	3.73%	3.84%	3.68%

*	See Note 1 of these Notes to Financial Statements.

**	See Note 8 of these Notes to Financial Statements.

***	Percentages are annualized.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2024.

^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
8

For the Nine Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$26.39
Net investment income (loss)	0.48	0.61	0.49	1.27	0.82	0.53
Net realized and unrealized gain (loss)#	(17.71)	(3.31)	(1.72)	5.20	(0.06)	(9.67)
Change in net asset value from operations	(17.23)	(2.70)	(1.23)	6.47	0.76	(9.14)
Net asset value, at September 30, 2024	$24.94	$24.76	$19.52	$54.52	$29.92	$17.25
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$26.37
Market value per share, at September 30, 2024 †	$24.93	$24.70	$19.48	$55.22	$29.92	$17.33
Total Return, at net asset value^	(40.8)%	(9.8)%	(5.9)%	13.5%	2.6%	(34.6)%
Total Return, at market value^	(40.9)%	(10.2)%	(6.8)%	14.6%	2.6%	(34.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.84%	0.95%	1.06%	1.85%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.54%	3.78%	3.00%	3.57%	3.23%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2024.

^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

11
9

For the Nine Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF *
Net asset value, at December 31, 2023	$72.56	$34.44	$16.74	$61.99
Net investment income (loss)	1.17	1.11	0.41	1.27
Net realized and unrealized gain (loss)#	(35.72)	3.36	(2.08)	(14.31)
Change in net asset value from operations	(34.55)	4.47	(1.67)	(13.04)
Net asset value, at September 30, 2024	$38.01	$38.91	$15.07	$48.95
Market value per share, at December 31, 2023 †	$72.96	$34.47	$16.75	$62.04
Market value per share, at September 30, 2024 †	$38.12	$38.90	$15.11	$49.00
Total Return, at net asset value^	(47.6)%	13.0%	(10.0)%	(21.0)%
Total Return, at market value^	(47.8)%	12.8%	(9.8)%	(21.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.04%	0.95%	1.13%	1.10%
Net investment income gain (loss)	3.09%	3.57%	3.64%	3.33%

*	See Note 8 of these Notes to Financial Statements.

**	Percentages are annualized.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^	Percentages are not annualized for the period ended September 30, 2024.

^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

1
20

Selected Data for a Share Outstanding Throughout the nine months Ended September 30, 2023
For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas **	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$1,815.41	$11.27	$55.09	$31.75
Net investment income (loss)	0.70	0.43	5.92	0.27	1.33	0.57
Net realized and unrealized gain (loss)#	13.07	4.55	(1,551.35)	(0.67)	(3.67)	(7.56)
Change in net asset value from operations	13.77	4.98	(1,545.43)	(0.40)	(2.34)	(6.99)
Net asset value, at September 30, 2023	$43.12	$35.24	$269.98	$10.87	$52.75	$24.76
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$55.27	$32.00
Market value per share, at September 30, 2023 †	$43.17	$35.28	$271.90	$10.85	$52.60	$24.61
Total Return, at net asset value^	46.9%	16.5%	(85.1)%	(3.5)%	(4.3)%	(22.0)%
Total Return, at market value^	47.1%	16.4%	(84.7)%	(3.6)%	(4.8)%	(23.1)%
Ratios to Average Net Assets***
Expense ratio^^	1.15%	0.99%	1.38%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.59%	2.12%	2.16%	3.19%	2.98%	2.63%

*	See Note 1 of these Notes to Financial Statements.

**	See Note 1 and Note 8 of these Notes to Financial Statements.

***	Percentages are annualized.

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

1
2
1

For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50	$29.46	$31.10
Net investment income (loss)	2.00	0.74	0.53	0.56	0.70	0.61
Net realized and unrealized gain (loss)#	(264.44)	(10.27)	(7.60)	16.67	1.27	0.43
Change in net asset value from operations	(262.44)	(9.53)	(7.07)	17.23	1.97	1.04
Net asset value, at September 30, 2023	$80.99	$25.01	$16.86	$30.73	$31.43	$32.14
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78	$29.45	$30.99
Market value per share, at September 30, 2023 †	$81.05	$25.00	$16.82	$30.52	$31.43	$32.20
Total Return, at net asset value^	(76.4)%	(27.6)%	(29.6)%	127.7%	6.7%	3.4%
Total Return, at market value^	(76.4)%	(27.7)%	(29.5)%	121.5%	6.7%	3.9%
Ratios to Average Net Assets**
Expense ratio^^	1.58%	0.95%	1.07%	1.64%	0.95%	0.98%
Net investment income gain (loss)	1.77%	3.28%	3.14%	2.57%	3.20%	2.90%

*	See Note 1 of these Notes to Financial Statements.

**	Percentages are annualized.

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

1
2
2

For the Nine Months Ended September 30, 2023 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF **
Net asset value, at December 31, 2022	$77.82	$26.84	$30.41	$228.01
Net investment income (loss)	1.52	0.74	0.54	2.80
Net realized and unrealized gain (loss)#	6.43	9.96	(11.53)	(137.55)
Change in net asset value from operations	7.95	10.70	(10.99)	(134.75)
Net asset value, at September 30, 2023	$85.77	$37.54	$19.42	$93.26
Market value per share, at December 31, 2022 †	$77.20	$26.79	$30.36	$227.60
Market value per share, at September 30, 2023 †	$86.20	$37.54	$19.41	$93.20
Total Return, at net asset value^	10.2%	39.9%	(36.1)%	(59.1)%
Total Return, at market value^	11.7%	40.2%	(36.1)%	(59.1)%
Ratios to Average Net Assets***
Expense ratio^^	1.07%	0.95%	0.98%	1.07%
Net investment income gain (loss)	2.63%	3.20%	3.03%	2.81%

*	See Note 8 of these Notes to Financial Statements.

**	See Note 1 and Note 8 of these Notes to Financial Statements.

***	Percentages are annualized.

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

1
2
3

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
4

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

12
5

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

12
6

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

12
7

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

12
8

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
The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form
10-Q
for the period ended September 30, 2024, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.
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
Liquidity and Capital Resources
In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2024 and 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2024	Interest Income Three Months Ended September 30, 2023	Interest Income Nine Months Ended September 30, 2024	Interest Income Nine Months Ended September 30, 2023
ProShares Short VIX Short-Term Futures ETF	$5,814,236	$2,624,180	$12,580,744	$7,170,512
ProShares Ultra Bloomberg Crude Oil	6,074,652	5,340,428	17,591,301	17,226,428
ProShares Ultra Bloomberg Natural Gas	7,125,254	9,098,504	19,996,081	26,923,732
ProShares Ultra Euro	61,969	80,746	211,272	266,165
ProShares Ultra Gold	3,315,167	1,837,846	8,148,441	5,470,056
ProShares Ultra Silver	7,482,201	3,343,905	17,362,781	10,419,483
ProShares Ultra VIX Short-Term Futures ETF	2,501,794	3,255,531	7,595,859	12,422,781
ProShares Ultra Yen	541,372	174,354	1,395,183	409,452
ProShares UltraShort Bloomberg Crude Oil	1,865,946	2,609,417	6,398,993	6,172,654
ProShares UltraShort Bloomberg Natural Gas	1,150,564	1,476,050	4,075,138	4,007,691
ProShares UltraShort Euro	400,294	523,684	1,288,483	1,764,550
ProShares UltraShort Gold	148,896	142,707	468,826	459,321
ProShares UltraShort Silver	672,005	337,096	1,650,859	860,908
ProShares UltraShort Yen	449,333	274,125	1,220,993	733,679
ProShares VIX Mid-Term Futures ETF	370,229	597,040	1,992,242	1,895,545
ProShares VIX Short-Term Futures ETF	1,554,282	2,271,345	4,932,465	6,832,197
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of November 5, 2024, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance
sheet financing arrangements and have no loan guarantee arrangements or off-balance
sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.
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
For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2024.
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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$298,712,515	$282,353,267
NAV end of period	$364,574,356	$261,698,747
Percentage change in NAV	22.0%	(7.3)%
Shares outstanding beginning of period	4,868,614	6,668,614
Shares outstanding end of period	7,268,614	6,068,614
Percentage change in shares outstanding	49.3%	(9.0)%
Shares created	12,300,000	1,300,000
Shares redeemed	9,900,000	1,900,000
Per share NAV beginning of period	$61.35	$42.34
Per share NAV end of period	$50.16	$43.12
Percentage change in per share NAV	(18.2)%	1.9%
Percentage change in benchmark	13.7%	(6.1)%
Benchmark annualized volatility	130.9%	52.0%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 4,868,614 outstanding Shares at June 30, 2024 to 7,268,614 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,668,614 outstanding Shares at June 30, 2023 to 6,068,614 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to one-half
the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.2% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 1.9% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 13.7% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 6.1% for the three months ended September 30, 2023, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$4,269,606	$1,851,366
Management fee	1,173,293	634,871
Brokerage commission	346,441	137,943
Futures account fees	24,896	–
Net realized gain (loss)	(7,503,293)	30,285,323
Change in net unrealized appreciation (depreciation)	(4,186,274)	(26,317,147)
Net Income (loss)	$(7,419,961)	$5,819,542
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of futures prices during the three months ended September 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Short VIX Short-Term Futures.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$527,486,095	$738,194,368
NAV end of period	$593,222,255	$604,124,332
Percentage change in NAV	12.5%	(18.2)%
Shares outstanding beginning of period	15,743,096	31,093,096
Shares outstanding end of period	23,393,096	17,143,096
Percentage change in shares outstanding	48.6%	(44.9)%
Shares created	16,200,000	–
Shares redeemed	8,550,000	13,950,000
Per share NAV beginning of period	$33.51	$23.74
Per share NAV end of period	$25.36	$35.24
Percentage change in per share NAV	(24.3)%	48.4%
Percentage change in benchmark	(12.6)%	22.1%
Benchmark annualized volatility	26.2%	18.4%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 15,743,096 outstanding Shares at June 30, 2024 to 23,393,096 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 31,093,096 outstanding Shares at June 30, 2023 to 17,143,096 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.3% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 48.4% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.

The benchmark’s decline of 12.6% for the three months ended September 30, 2024, as compared to the benchmark’s rise of 22.1% for the three months ended September 30, 2023, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$4,742,745	$3,659,529
Management fee	1,266,843	1,629,737
Brokerage commission	65,064	51,162
Net realized gain (loss)	(66,826,014)	244,550,243
Change in net unrealized appreciation (depreciation)	(59,041,810)	28,176,972
Net Income (loss)	$(121,125,079)	$276,386,744
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2024.
ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$540,643,821	$1,141,021,278
NAV end of period	$651,821,105	$870,339,281
Percentage change in NAV	20.6%	(23.7)%
Shares outstanding beginning of period	6,933,709	3,284,375
Shares outstanding end of period	11,103,709	3,223,709
Percentage change in shares outstanding	60.1%	(1.8)%
Shares created	10,350,000	2,590,000
Shares redeemed	6,180,000	2,650,666
Per share NAV beginning of period	$77.97	$347.41
Per share NAV end of period	$58.70	$269.98
Percentage change in per share NAV	(24.7)%	(22.3)%
Percentage change in benchmark	(10.2)%	(9.2)%
Benchmark annualized volatility	44.5%	39.6%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 6,933,709 outstanding Shares at June 30, 2024 to 11,103,709 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,284,375 outstanding Shares at June 30, 2023 to 3,223,709 outstanding Shares at September 30, 2023.

For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.7% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 22.3% for the three months ended September 30, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s decline of 10.2% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 9.2% for the three months ended September 30, 2023, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$4,917,857	$6,034,053
Management fee	1,479,083	2,303,082
Brokerage commission	681,738	629,541
Futures account fees	46,576	131,828
Net realized gain (loss)	(372,130,469)	237,080,036
Change in net unrealized appreciation (depreciation)	260,259,730	(410,472,245)
Net Income (loss)	$(106,952,882)	$(167,358,156)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in average net assets, in conjunction with a greater decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2024.

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$5,595,533	$7,535,435
NAV end of period	$5,440,209	$6,523,481
Percentage change in NAV	(2.8)%	(13.4)%
Shares outstanding beginning of period	500,000	650,000
Shares outstanding end of period	450,000	600,000
Percentage change in shares outstanding	(10.0)%	(7.7)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$11.19	$11.59
Per share NAV end of period	$12.09	$10.87
Percentage change in per share NAV	8.0%	(6.2)%
Percentage change in benchmark	3.9%	(3.1)%
Benchmark annualized volatility	5.4%	6.7%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at June 30, 2024 to 450,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at June 30, 2023 to 600,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 6.2% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 3.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.1% for the three months ended September 30, 2023, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$48,936	$63,747
Management fee	13,033	16,999
Net realized gain (loss)	182,638	(22,385)
Change in net unrealized appreciation (depreciation)	187,048	(462,400)
Net Income (loss)	$418,622	$(421,038)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2024.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$216,456,025	$180,916,531
NAV end of period	$298,882,222	$147,696,557
Percentage change in NAV	38.1%	(18.4)%
Shares outstanding beginning of period	2,800,000	3,100,000
Shares outstanding end of period	3,100,000	2,800,000
Percentage change in shares outstanding	10.7%	(9.7)%
Shares created	850,000	50,000
Shares redeemed	550,000	350,000
Per share NAV beginning of period	$77.31	$58.36
Per share NAV end of period	$96.41	$52.75
Percentage change in per share NAV	24.7%	(9.6)%
Percentage change in benchmark	12.9%	(3.9)%
Benchmark annualized volatility	14.3%	9.5%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 2,800,000 outstanding Shares at June 30, 2024 to 3,100,000 outstanding Shares at September 30, 2024. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,100,000 outstanding Shares at June 30, 2023 to 2,800,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 24.7% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 9.6% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 12.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.9% for the three months ended September 30, 2023, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$2,677,335	$1,415,082
Management fee	628,619	417,418
Brokerage commission	9,213	5,346
Net realized gain (loss)	12,042,718	(16,875,865)
Change in net unrealized appreciation (depreciation)	41,957,497	(540,686)
Net Income (loss)	$56,677,550	$(16,001,469)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of futures prices during the three months ended September 30, 2024.

ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$570,829,521	$356,791,659
NAV end of period	$666,782,470	$327,996,075
Percentage change in NAV	16.8%	(8.1)%
Shares outstanding beginning of period	15,246,526	13,196,526
Shares outstanding end of period	16,446,526	13,246,526
Percentage change in shares outstanding	7.9%	0.4%
Shares created	4,700,000	1,500,000
Shares redeemed	3,500,000	1,450,000
Per share NAV beginning of period	$37.44	$27.04
Per share NAV end of period	$40.54	$24.76
Percentage change in per share NAV	8.3%	(8.4)%
Percentage change in benchmark	6.3%	(2.6)%
Benchmark annualized volatility	32.0%	23.4%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 15,246,526 outstanding Shares at June 30, 2024 to 16,446,526 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 13,196,526 outstanding Shares at June 30, 2023 to 13,246,526 outstanding Shares at September 30, 2023.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.3% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 8.4% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 6.3% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 2.6% for the three months ended September 30, 2023, can be attributed to an increase in the value of silver futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$6,019,174	$2,424,022
Management fee	1,417,159	892,009
Brokerage commission	45,868	27,874
Net realized gain (loss)	(129,011,251)	(30,251,410)
Change in net unrealized appreciation (depreciation)	182,446,021	218,274
Net Income (loss)	$59,453,944	$(27,609,114)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of futures prices during the three months ended September 30, 2024.

ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$232,135,198	$387,764,059
NAV end of period	$285,351,963	$283,050,691
Percentage change in NAV	22.9%	(27.0)%
Shares outstanding beginning of period	9,843,643	4,195,568
Shares outstanding end of period	11,443,643	3,494,892
Percentage change in shares outstanding	16.3%	(16.7)%
Shares created	19,350,000	2,680,000
Shares redeemed	17,750,000	3,380,676
Per share NAV beginning of period	$23.58	$92.42
Per share NAV end of period	$24.94	$80.99
Percentage change in per share NAV	5.7%	(12.4)%
Percentage change in benchmark	13.7%	(6.1)%
Benchmark annualized volatility	130.9%	52.0%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 9,843,643 outstanding Shares at June 30, 2024 to 11,443,643 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,195,568 outstanding Shares at June 30, 2023 to 3,494,892 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.7% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 12.4% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 13.7% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 6.1% for the three months ended September 30, 2023, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$1,321,242	$1,830,246
Management fee	583,266	803,793
Brokerage commission	534,432	517,699
Futures account fees	62,854	103,793
Net realized gain (loss)	(36,612,258)	(142,584,256)
Change in net unrealized appreciation (depreciation)	14,570,793	108,851,219
Net Income (loss)	$(20,720,223)	$(31,902,791)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of futures prices, during the three months ended September 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short Term Futures ETF.

ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$44,510,138	$12,330,974
NAV end of period	$53,234,065	$17,508,248
Percentage change in NAV	19.6%	42.0%
Shares outstanding beginning of period	2,199,970	449,970
Shares outstanding end of period	2,149,970	699,970
Percentage change in shares outstanding	(2.3)%	55.6%
Shares created	550,000	300,000
Shares redeemed	600,000	50,000
Per share NAV beginning of period	$20.23	$27.40
Per share NAV end of period	$24.76	$25.01
Percentage change in per share NAV	22.4%	(8.7)%
Percentage change in benchmark	11.9%	(3.4)%
Benchmark annualized volatility	12.9%	8.9%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,199,970 outstanding Shares at June 30, 2024 to 2,149,970 outstanding Shares at September 30, 2024. By comparison, during the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 449,970 outstanding Shares at June 30, 2023 to 699,970 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.4% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 8.7% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 11.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.4% for the three months ended September 30, 2023, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$422,494	$138,386
Management fee	118,878	35,968
Net realized gain (loss)	6,834,509	(1,854,770)
Change in net unrealized appreciation (depreciation)	2,618,114	277,206
Net Income (loss)	$9,875,117	$(1,439,178)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2024.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$177,620,038	$112,854,952
NAV end of period	$96,729,953	$296,776,466
Percentage change in NAV	(45.5)%	163.0%
Shares outstanding beginning of period	11,405,220	4,405,220
Shares outstanding end of period	4,955,220	17,605,220
Percentage change in shares outstanding	(56.6)%	299.6%
Shares created	2,250,000	17,250,000
Shares redeemed	8,700,000	4,050,000
Per share NAV beginning of period	$15.57	$25.62
Per share NAV end of period	$19.52	$16.86
Percentage change in per share NAV	25.3%	(34.2)%
Percentage change in benchmark	(12.6)%	22.1%
Benchmark annualized volatility	26.2%	18.4%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,405,220 outstanding Shares at June 30, 2024 to 4,955,220 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 4,405,220 outstanding Shares at June 30, 2023 to 17,605,220 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.3% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 34.2% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s decline of 12.6% for the three months ended September 30, 2024, as compared to the benchmark’s rise of 22.1% for the three months ended September 30, 2023, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$1,451,008	$2,006,197
Management fee	363,340	548,671
Brokerage commission	51,598	54,549
Net realized gain (loss)	12,329,186	(47,764,760)
Change in net unrealized appreciation (depreciation)	28,466,868	(38,018,359)
Net Income (loss)	$42,247,062	$(83,776,922)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in the value of WTI Crude Oil during the three months ended September 30, 2024.
ProShares UltraShort Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$147,292,427	$141,324,963
NAV end of period	$132,693,025	$111,663,062
Percentage change in NAV	(9.9)%	(21.0)%
Shares outstanding beginning of period	2,983,712	5,133,712
Shares outstanding end of period	2,433,712	3,633,712
Percentage change in shares outstanding	(18.4)%	(29.2)%
Shares created	2,700,000	11,000,000
Shares redeemed	3,250,000	12,500,000
Per share NAV beginning of period	$49.37	$27.53
Per share NAV end of period	$54.52	$30.73
Percentage change in per share NAV	10.4%	11.6%
Percentage change in benchmark	(10.2)%	(9.2)%
Benchmark annualized volatility	44.5%	39.6%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,983,712 outstanding Shares at June 30, 2024 to 2,433,712 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,133,712 outstanding Shares at June 30, 2023 to 3,633,712 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.4% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 11.6% for the three months ended September 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.

The benchmark’s decline of 10.2% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 9.2% for the three months ended September 30, 2023, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$762,495	$1,013,760
Management fee	224,779	304,567
Brokerage commission	156,391	133,782
Futures account fees	6,899	23,941
Net realized gain (loss)	90,004,014	(10,798,625)
Change in net unrealized appreciation (depreciation)	(55,764,309)	44,086,822
Net Income (loss)	$35,002,200	$34,301,957
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$38,226,983	$50,931,301
NAV end of period	$32,912,508	$44,004,408
Percentage change in NAV	(13.9)%	(13.6)%
Shares outstanding beginning of period	1,200,000	1,750,000
Shares outstanding end of period	1,100,000	1,400,000
Percentage change in shares outstanding	(8.3)%	(20.0)%
Shares created	—	—
Shares redeemed	100,000	350,000
Per share NAV beginning of period	$31.86	$29.10
Per share NAV end of period	$29.92	$31.43
Percentage change in per share NAV	(6.1)%	8.0%
Percentage change in benchmark	3.9%	(3.1)%
Benchmark annualized volatility	5.4%	6.7%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,200,000 outstanding Shares at June 30, 2024 to 1,100,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,750,000 outstanding Shares at June 30, 2023 to 1,400,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 3.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.1% for the three months ended September 30, 2023, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$315,526	$412,212
Management fee	84,768	111,472
Net realized gain (loss)	(1,317,854)	(122,866)
Change in net unrealized appreciation (depreciation)	(1,247,585)	3,207,102
Net Income (loss)	$(2,249,913)	$3,496,448
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended September 30, 2024.

ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$16,131,791	$15,809,378
NAV end of period	$18,058,490	$14,365,869
Percentage change in NAV	11.9%	(9.1)%
Shares outstanding beginning of period	746,977	546,977
Shares outstanding end of period	1,046,977	446,977
Percentage change in shares outstanding	40.2%	(18.3)%
Shares created	600,000	100,000
Shares redeemed	300,000	200,000
Per share NAV beginning of period	$21.60	$28.90
Per share NAV end of period	$17.25	$32.14
Percentage change in per share NAV	(20.1)%	11.2%
Percentage change in benchmark	12.9%	(3.9)%
Benchmark annualized volatility	14.3%	9.5%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 746,977 outstanding Shares at June 30, 2024 to 1,046,977 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 546,977 outstanding Shares at June 30, 2023 to 446,977 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.1% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 11.2% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 12.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.9% for the three months ended September 30, 2023, can be attributed to an increase in the value of gold futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$113,799	$108,638
Management fee	34,177	32,970
Brokerage commission	920	1,099
Net realized gain (loss)	(1,409,519)	1,436,424
Change in net unrealized appreciation (depreciation)	(1,762,993)	(251,606)
Net Income (loss)	$(3,058,713)	$1,293,456
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the futures prices during the three months ended September 30, 2024.

ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$76,198,743	$19,290,473
NAV end of period	$32,222,722	$16,967,517
Percentage change in NAV	(57.7)%	(12.0)%
Shares outstanding beginning of period	1,697,832	235,332
Shares outstanding end of period	847,832	197,832
Percentage change in shares outstanding	(50.1)%	(15.9)%
Shares created	687,500	737,500
Shares redeemed	1,537,500	775,000
Per share NAV beginning of period	$44.88	$81.97
Per share NAV end of period	$38.01	$85.77
Percentage change in per share NAV	(15.3)%	4.6%
Percentage change in benchmark	6.3%	(2.6)%
Benchmark annualized volatility	32.0%	23.4%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,697,832 outstanding Shares at June 30, 2024 to 847,832 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 235,332 outstanding Shares at June 30, 2023 to 197,832 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.3% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 4.6% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 6.3% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 2.6% for the three months ended September 30, 2023, can be attributed to an increase in the value of the silver futures contracts during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$507,144	$245,155
Management fee	149,940	78,166
Brokerage commission	14,921	13,775
Net realized gain (loss)	5,993,727	6,921,431
Change in net unrealized appreciation (depreciation)	(9,520,751)	61,770
Net Income (loss)	$(3,019,880)	$7,228,356
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of futures prices during the three months ended September 30, 2024.
* See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares UltraShort Silver.
ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$47,495,032	$27,077,656
NAV end of period	$34,904,924	$26,172,191
Percentage change in NAV	(26.5)%	(3.3)%
Shares outstanding beginning of period	997,160	797,160
Shares outstanding end of period	897,160	697,160
Percentage change in shares outstanding	(10.0)%	(12.5)%
Shares created	300,000	–
Shares redeemed	400,000	100,000
Per share NAV beginning of period	$47.63	$33.97
Per share NAV end of period	$38.91	$37.54
Percentage change in per share NAV	(18.3)%	10.5%
Percentage change in benchmark	11.9%	(3.4)%
Benchmark annualized volatility	12.9%	8.9%
During the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 997,160 outstanding Shares at June 30, 2024 to 897,160 outstanding Shares at September 30, 2024. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 797,160 outstanding Shares at June 30, 2023 to 697,160 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.3% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 10.5% for the three months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 11.9% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 3.4% for the three months ended September 30, 2023, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$356,054	$215,363
Management fee	93,279	58,762
Net realized gain (loss)	(5,013,671)	3,079,208
Change in net unrealized appreciation (depreciation)	(3,366,298)	(1,059,246)
Net Income (loss)	$(8,023,915)	$2,235,325
The Fund’s net income decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2024.

*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.
ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$33,401,452	$49,421,413
NAV end of period	$38,983,834	$59,968,024
Percentage change in NAV	16.7%	21.3%
Shares outstanding beginning of period	2,337,403	2,412,403
Shares outstanding end of period	2,587,403	3,087,403
Percentage change in shares outstanding	10.7%	28.0%
Shares created	825,000	850,000
Shares redeemed	575,000	175,000
Per share NAV beginning of period	$14.29	$20.49
Per share NAV end of period	$15.07	$19.42
Percentage change in per share NAV	5.5%	(5.2)%
Percentage change in benchmark	5.8%	(4.6)%
Benchmark annualized volatility	48.3%	23.8%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,337,403 outstanding Shares at June 30, 2024 to 2,587,403 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the three months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 2,412,403 outstanding Shares at June 30, 2023 to 3,087,403 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index.
For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.5% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 5.2% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.

The benchmark’s rise of 5.8% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 4.6% for the three months ended September 30, 2023, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$290,687	$461,209
Management fee	66,736	117,018
Brokerage commission	8,201	8,822
Futures account fees	4,605	9,991
Net realized gain (loss)	2,713,929	(12,244,511)
Change in net unrealized appreciation (depreciation)	455,038	8,934,542
Net Income (loss)	$3,459,654	$(2,848,760)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the futures prices during the three months ended September 30, 2024.
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NAV beginning of period	$148,420,028	$230,227,830
NAV end of period	$163,397,433	$211,604,428
Percentage change in NAV	10.1%	(8.2)%
Shares outstanding beginning of period	3,425,237	2,306,641
Shares outstanding end of period	3,337,737	2,268,987
Percentage change in shares outstanding	(2.6)%	(1.6)%
Shares created	2,637,500	618,750
Shares redeemed	2,725,000	656,405
Per share NAV beginning of period	$43.33	$99.81
Per share NAV end of period	$48.95	$93.26
Percentage change in per share NAV	13.0%	(6.6)%
Percentage change in benchmark	13.7%	(6.1)%
Benchmark annualized volatility	130.9%	52.0%
During the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 3,425,237 outstanding Shares at June 30, 2024 to 3,337,737 outstanding Shares at September 30, 2024. By comparison, during the three months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,306,641 outstanding Shares at June 30, 2023 to 2,268,987 outstanding Shares at September 30, 2023.

For the three months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.0% for the three months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 6.6% for the three months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2024.
The benchmark’s rise of 13.7% for the three months ended September 30, 2024, as compared to the benchmark’s decline of 6.1% for the three months ended September 30, 2023, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net investment income (loss)	$1,120,410	$1,721,249
Management fee	298,739	447,560
Brokerage commission	109,695	58,426
Futures account fees	25,438	44,110
Net realized gain (loss)	47,465,974	(54,950,042)
Change in net unrealized appreciation (depreciation)	5,179,115	41,841,191
Net Income (loss)	$53,765,499	$(11,387,602)
The Fund’s net income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the value of the futures prices, during the three months ended September 30, 2024.

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
ProShares Short VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$267,184,359	$339,591,638
NAV end of period	$364,574,356	$261,698,747
Percentage change in NAV	36.5%	(22.9)%
Shares outstanding beginning of period	5,168,614	11,568,614
Shares outstanding end of period	7,268,614	6,068,614
Percentage change in shares outstanding	40.6%	(47.5)%
Shares created	15,050,000	7,300,000
Shares redeemed	12,950,000	12,800,000
Per share NAV beginning of period	$51.69	$29.35
Per share NAV end of period	$50.16	$43.12
Percentage change in per share NAV	(3.0)%	46.9%
Percentage change in benchmark	(19.7)%	(58.4)%
Benchmark annualized volatility	82.9%	56.0%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 5,168,614 outstanding Shares at December 31, 2023 to 7,268,614 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,568,614 outstanding Shares at December 31, 2022 to 6,068,614 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half
the inverse
(-0.5x)
of the daily performance of the S&P 500 VIX Short-Term Futures Index
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 46.9% for the nine months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 19.7% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$9,251,157	$4,964,960
Management fee	2,616,334	1,817,684
Brokerage commission	688,357	387,868
Futures account fees	24,896	—
Net realized gain (loss)	47,773,242	125,091,802
Change in net unrealized appreciation (depreciation)	(13,008,316)	(13,488,869)
Net Income (loss)	$44,016,083	$116,567,893
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of futures prices during the nine months ended September 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Short VIX Short-Term Futures.
ProShares Ultra Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$652,793,437	$859,094,274
NAV end of period	$593,222,255	$604,124,332
Percentage change in NAV	(9.1)%	(29.7)%
Shares outstanding beginning of period	24,843,096	28,393,096
Shares outstanding end of period	23,393,096	17,143,096
Percentage change in shares outstanding	(5.8)%	(39.6)%
Shares created	25,300,000	34,650,000
Shares redeemed	26,750,000	45,900,000
Per share NAV beginning of period	$26.28	$30.26
Per share NAV end of period	$25.36	$35.24
Percentage change in per share NAV	(3.5)%	16.5%
Percentage change in benchmark	(1.0)%	10.5%
Benchmark annualized volatility	22.0%	28.0%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 23,393,096 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 28,393,096 outstanding Shares at December 31, 2022 to 17,143,096 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.5% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 16.5% for the nine months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.

The benchmark’s decline of 1.0% for the nine months ended September 30, 2024, as compared to the benchmark’s rise of 10.5% for the nine months ended September 30, 2023, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$13,332,810	$11,737,266
Management fee	4,088,647	5,249,353
Brokerage commission	169,844	239,809
Net realized gain (loss)	33,262,708	253,915,875
Change in net unrealized appreciation (depreciation)	(4,696,794)	(64,494,313)
Net Income (loss)	$41,898,724	$201,158,828
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in the value of WTI Crude Oil during the nine months ended September 30, 2024.
ProShares Ultra Bloomberg Natural Gas*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$651,821,105	$870,339,281
Percentage change in NAV	(10.7)%	48.5%
Shares outstanding beginning of period	5,113,709	322,875
Shares outstanding end of period	11,103,709	3,223,709
Percentage change in shares outstanding	117.1%	898.4%
Shares created	23,240,000	9,143,000
Shares redeemed	17,250,000	6,242,166
Per share NAV beginning of period	$142.73	$1,815.41
Per share NAV end of period	$58.70	$269.98
Percentage change in per share NAV	(58.9)%	(85.1)%
Percentage change in benchmark	(27.1)%	(54.0)%
Benchmark annualized volatility	51.7%	60.8%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 11,103,709 outstanding Shares at September 30, 2024. By comparison, during the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 322,875 outstanding Shares at December 31, 2022 to 3,223,709 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas Subindex
SM
.

For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 58.9% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 85.1% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 27.1% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 54.0% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$13,384,747	$16,444,672
Management fee	4,252,390	7,220,063
Brokerage commission	2,170,207	2,727,691
Futures account fees	188,737	531,306
Net realized gain (loss)	(402,539,202)	(1,441,441,743)
Change in net unrealized appreciation (depreciation)	63,603,384	194,575,089
Net Income (loss)	$(325,551,071)	$(1,230,421,982)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2024.

*	See Note 1 and Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.
ProShares Ultra Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$7,114,015	$10,704,662
NAV end of period	$5,440,209	$6,523,481
Percentage change in NAV	(23.5)%	(39.1)%
Shares outstanding beginning of period	600,000	950,000
Shares outstanding end of period	450,000	600,000
Percentage change in shares outstanding	(25.0)%	(36.8)%
Shares created	100,000	200,000
Shares redeemed	250,000	550,000
Per share NAV beginning of period	$11.86	$11.27
Per share NAV end of period	$12.09	$10.87
Percentage change in per share NAV	2.0%	(3.5)%
Percentage change in benchmark	0.8%	(1.2)%
Benchmark annualized volatility	5.3%	7.6%

During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at December 31, 2023 to 450,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 600,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 3.5% for the nine months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s rise of 0.8% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 1.2% for the nine months ended September 30, 2023, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$168,360	$205,069
Management fee	42,912	61,096
Net realized gain (loss)	107,862	336,185
Change in net unrealized appreciation (depreciation)	(260,299)	(638,368)
Net Income (loss)	$15,923	$(97,114)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2024.

ProShares Ultra Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$191,502,023	$173,524,136
NAV end of period	$298,882,222	$147,696,557
Percentage change in NAV	56.1%	(14.9)%
Shares outstanding beginning of period	3,000,000	3,150,000
Shares outstanding end of period	3,100,000	2,800,000
Percentage change in shares outstanding	3.3%	(11.1)%
Shares created	1,650,000	500,000
Shares redeemed	1,550,000	850,000
Per share NAV beginning of period	$63.83	$55.09
Per share NAV end of period	$96.41	$52.75
Percentage change in per share NAV	51.0%	(4.3)%
Percentage change in benchmark	27.2%	1.3%
Benchmark annualized volatility	14.3%	12.9%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 3,000,000 outstanding Shares at December 31, 2023 to 3,100,000 outstanding Shares at September 30, 2024. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 2,800,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold Subindex
SM
.
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 51.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 4.3% for the nine months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s rise of 27.2% for the nine months ended September 30, 2024, as compared to the benchmark’s rise of 1.3% for the nine months ended September 30, 2023, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$6,509,622	$4,130,377
Management fee	1,611,610	1,318,793
Brokerage commission	27,209	20,886
Net realized gain (loss)	62,084,821	11,092,138
Change in net unrealized appreciation (depreciation)	27,452,000	(22,707,149)
Net Income (loss)	$96,046,443	$(7,484,634)

The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a greater increase in futures prices, during the nine months ended September 30, 2024.
ProShares Ultra Silver
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$390,146,373	$414,285,878
NAV end of period	$666,782,470	$327,996,075
Percentage change in NAV	70.9%	(20.8)%
Shares outstanding beginning of period	14,296,526	13,046,526
Shares outstanding end of period	16,446,526	13,246,526
Percentage change in shares outstanding	15.0%	1.5%
Shares created	12,150,000	4,100,000
Shares redeemed	10,000,000	3,900,000
Per share NAV beginning of period	$27.29	$31.75
Per share NAV end of period	$40.54	$24.76
Percentage change in per share NAV	48.6%	(22.0)%
Percentage change in benchmark	30.0%	(6.9)%
Benchmark annualized volatility	31.4%	25.0%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 16,446,526 outstanding Shares at September 30, 2024. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 13,246,526 outstanding Shares at September 30, 2023
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 48.6% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 22.0% for the nine months ended September 30, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s rise of 30.0% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 6.9% for the nine months ended September 30, 2023, can be attributed to an increase in the value of silver futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$13,696,814	$7,577,899
Management fee	3,535,877	2,740,073
Brokerage commission	130,090	101,511
Net realized gain (loss)	87,203,275	5,620,169
Change in net unrealized appreciation (depreciation)	116,775,363	(96,446,948)
Net Income (loss)	$217,675,452	$(83,248,880)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2024.
ProShares Ultra VIX Short-Term Futures ETF
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$285,351,963	$283,050,691
Percentage change in NAV	(18.1)%	(55.7)%
Shares outstanding beginning of period	8,264,892	1,861,568
Shares outstanding end of period	11,443,643	3,494,892
Percentage change in shares outstanding	38.5%	87.7%
Shares created	29,200,000	6,942,000
Shares redeemed	26,021,248	5,308,676
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$24.94	$80.99
Percentage change in per share NAV	(40.8)%	(76.4)%
Percentage change in benchmark	(19.7)%	(58.4)%
Benchmark annualized volatility	82.9%	56.0%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 11,443,643 outstanding Shares at September 30, 2024. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half
times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 3,494,892 outstanding Shares at September 30, 2023
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.8% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 76.4% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 19.7% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$4,102,676	$6,553,073
Management fee	1,804,611	3,507,644
Brokerage commission	1,475,584	2,007,911
Futures account fees	212,988	354,153
Net realized gain (loss)	(185,017,536)	(751,125,820)
Change in net unrealized appreciation (depreciation)	39,549,802	65,573,569
Net Income (loss)	$(141,365,058)	$(678,999,178)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of futures prices during the nine months ended September 30, 2024.
* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form
10-Q
regarding the reverse Share split for ProShares Ultra VIX Short Term Futures ETF.
ProShares Ultra Yen
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$30,205,770	$13,814,796
NAV end of period	$53,234,065	$17,508,248
Percentage change in NAV	76.2%	26.7%
Shares outstanding beginning of period	1,099,970	399,970
Shares outstanding end of period	2,149,970	699,970
Percentage change in shares outstanding	95.5%	75.0%
Shares created	1,850,000	500,000
Shares redeemed	800,000	200,000
Per share NAV beginning of period	$27.46	$34.54
Per share NAV end of period	$24.76	$25.01
Percentage change in per share NAV	(9.8)%	(27.6)%
Percentage change in benchmark	(1.9)%	(12.2)%
Benchmark annualized volatility	10.4%	10.2%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,149,970 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 399,970 outstanding Shares at December 31, 2022 to 699,970 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar

For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.8% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 27.6% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 1.9% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 12.2% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$1,099,697	$317,594
Management fee	295,486	91,858
Net realized gain (loss)	(562,689)	(2,923,720)
Change in net unrealized appreciation (depreciation)	(1,803,229)	(1,564,970)
Net Income (loss)	$(1,266,221)	$(4,171,096)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2024.
ProShares UltraShort Bloomberg Crude Oil
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$188,963,592	$222,697,337
NAV end of period	$96,729,953	$296,776,466
Percentage change in NAV	(48.8)%	33.3%
Shares outstanding beginning of period	9,105,220	9,305,220
Shares outstanding end of period	4,955,220	17,605,220
Percentage change in shares outstanding	(45.6)%	89.2%
Shares created	14,900,000	28,800,000
Shares redeemed	19,050,000	20,500,000
Per share NAV beginning of period	$20.75	$23.93
Per share NAV end of period	$19.52	$16.86
Percentage change in per share NAV	(5.9)%	(29.6)%
Percentage change in benchmark	(1.0)%	10.5%
Benchmark annualized volatility	22.0%	28.0%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,105,220 outstanding Shares at December 31, 2023 to 4,955,220 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. By comparison, during the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 9,305,220 outstanding Shares at December 31, 2022 to 17,605,220 outstanding Shares at September 30, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
.

For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.9% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 29.6% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 1.0% for the nine months ended September 30, 2024, as compared to the benchmark’s rise of 10.5% for the nine months ended September 30, 2023, can be attributed to a decrease in the value of WTI Crude Oil during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$4,993,915	$4,599,541
Management fee	1,255,680	1,392,728
Brokerage commission	149,398	180,385
Net realized gain (loss)	(323,060)	7,884,531
Change in net unrealized appreciation (depreciation)	(7,534,360)	(35,278,737)
Net Income (loss)	$(2,863,505)	$(22,794,665)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in the value of WTI Crude Oil, during the nine months ended September 30, 2024.

ProShares UltraShort Bloomberg Natural Gas
*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$140,963,092	$134,109,520
NAV end of period	$132,693,025	$111,663,062
Percentage change in NAV	(5.9)%	(16.7)%
Shares outstanding beginning of period	2,933,712	9,933,712
Shares outstanding end of period	2,433,712	3,633,712
Percentage change in shares outstanding	(17.0)%	(63.4)%
Shares created	16,700,000	38,700,000
Shares redeemed	17,200,000	45,000,000
Per share NAV beginning of period	$48.05	$13.50
Per share NAV end of period	$54.52	$30.73
Percentage change in per share NAV	13.5%	127.7%
Percentage change in benchmark	(27.1)%	(54.0)%
Benchmark annualized volatility	51.7%	60.8%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,933,712 outstanding Shares at December 31, 2023 to 2,433,712 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,933,712 outstanding Shares at December 31, 2022 to 3,633,712 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Natural Gas Subindex
SM
.
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.5% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 127.7% for the nine months ended September 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 27.1% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 54.0% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$2,521,302	$2,446,610
Management fee	797,283	903,703
Brokerage commission	722,643	577,070
Futures account fees	33,910	80,308
Net realized gain (loss)	90,093,336	221,345,184
Change in net unrealized appreciation (depreciation)	(11,387,262)	(62,123,076)
Net Income (loss)	$81,227,376	$161,668,718
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Bloomberg Natural Gas.
ProShares UltraShort Euro
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$39,367,550	$75,113,179
NAV end of period	$32,912,508	$44,004,408
Percentage change in NAV	(16.4)%	(41.4)%
Shares outstanding beginning of period	1,350,000	2,550,000
Shares outstanding end of period	1,100,000	1,400,000
Percentage change in shares outstanding	(18.5)%	(45.1)%
Shares created	50,000	100,000
Shares redeemed	300,000	1,250,000
Per share NAV beginning of period	$29.16	$29.46
Per share NAV end of period	$29.92	$31.43
Percentage change in per share NAV	2.6%	6.7%
Percentage change in benchmark	0.8%	(1.2)%
Benchmark annualized volatility	5.3%	7.6%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,100,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,400,000 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the euro versus the U.S. dollar
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.6% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 6.7% for the nine months ended September 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s rise of 0.8% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 1.2% for the nine months ended September 30, 2023, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$1,017,487	$1,360,409
Management fee	270,996	404,141
Net realized gain (loss)	(1,356,314)	(2,576,119)
Change in net unrealized appreciation (depreciation)	1,521,143	3,904,782
Net Income (loss)	$1,182,316	$2,689,072
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2024.
ProShares UltraShort Gold
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$11,795,779	$15,456,037
NAV end of period	$18,058,490	$14,365,869
Percentage change in NAV	53.1%	(7.1)%
Shares outstanding beginning of period	446,977	496,977
Shares outstanding end of period	1,046,977	446,977
Percentage change in shares outstanding	134.2%	(10.1)%
Shares created	1,250,000	700,000
Shares redeemed	650,000	750,000
Per share NAV beginning of period	$26.39	$31.10
Per share NAV end of period	$17.25	$32.14
Percentage change in per share NAV	(34.6)%	3.4%
Percentage change in benchmark	27.2%	1.3%
Benchmark annualized volatility	14.2%	12.9%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at December 31, 2023 to 1,046,977 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted from a decrease from 496,977 outstanding Shares at December 31, 2022 to 446,977 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Gold Subindex
SM
.
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.6% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 3.4% for the nine months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s rise of 27.2% for the nine months ended September 30, 2024, as compared to the benchmark’s rise of 1.3% for the nine months ended September 30, 2023, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$359,801	$343,044
Management fee	105,887	112,212
Brokerage commission	3,138	4,065
Net realized gain (loss)	(5,323,806)	(1,147,608)
Change in net unrealized appreciation (depreciation)	(843,136)	1,851,613
Net Income (loss)	$(5,807,141)	$1,047,049
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a greater increase in the value of the futures prices during the nine months ended September 30, 2024.
ProShares UltraShort Silver*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$32,222,722	$16,967,517
Percentage change in NAV	(50.5)%	(46.9)%
Shares outstanding beginning of period	897,832	410,332
Shares outstanding end of period	847,832	197,832
Percentage change in shares outstanding	(5.6)%	(51.8)%
Shares created	2,937,500	1,512,500
Shares redeemed	2,987,500	1,725,000
Per share NAV beginning of period	$72.56	$77.82
Per share NAV end of period	$38.01	$85.77
Percentage change in per share NAV	(47.6)%	10.2%
Percentage change in benchmark	30.0%	(6.9)%
Benchmark annualized volatility	31.4%	25.0%
During the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
. The decrease in the Fund’s NAV also resulted in part from a decrease from 897,832 outstanding Shares at December 31, 2023 to 847,832 outstanding Shares at September 30, 2024. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 410,332 outstanding Shares at December 31, 2022 to 197,832 outstanding Shares at September 30, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the Bloomberg Silver Subindex
SM
.
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 47.6% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 10.2% for the nine months ended September 30, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.

The benchmark’s rise of 30.0% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 6.9% for the nine months ended September 30, 2023, can be attributed to an increase in the value of the silver futures contracts during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$1,235,932	$611,721
Management fee	380,119	220,751
Brokerage commission	34,808	28,436
Net realized gain (loss)	(4,296,391)	10,747,744
Change in net unrealized appreciation (depreciation)	(6,036,529)	4,528,828
Net Income (loss)	$(9,096,988)	$15,888,293
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in the value of futures prices during the nine months ended September 30, 2024.

*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$34,904,924	$26,172,191
Percentage change in NAV	45.4%	22.3%
Shares outstanding beginning of period	697,160	797,160
Shares outstanding end of period	897,160	697,160
Percentage change in shares outstanding	28.7%	(12.5)%
Shares created	900,000	900,000
Shares redeemed	700,000	1,000,000
Per share NAV beginning of period	$34.44	$26.84
Per share NAV end of period	$38.91	$37.54
Percentage change in per share NAV	13.0%	39.9%
Percentage change in benchmark	(1.9)%	(12.2)%
Benchmark annualized volatility	10.4%	10.2%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 697,160 outstanding Shares at December 31, 2023 to 897,160 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse
(-2x)
of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 797,160 outstanding Shares at December 31, 2022 to 697,160 outstanding Shares at September 30, 2023
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV increase of 39.9% for the nine months ended September 30, 2023, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 1.9% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 12.2% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$964,632	$565,926
Management fee	256,361	167,753
Net realized gain (loss)	1,112,710	3,422,003
Change in net unrealized appreciation (depreciation)	1,101,721	3,945,278
Net Income (loss)	$3,179,063	$7,933,207
The Fund’s net income decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2024.

*	See Note 8 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares UltraShort Yen.

ProShares VIX
Mid-Term
Futures ETF
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$37,866,143	$84,014,959
NAV end of period	$38,983,834	$59,968,024
Percentage change in NAV	3.0%	(28.6)%
Shares outstanding beginning of period	2,262,403	2,762,403
Shares outstanding end of period	2,587,403	3,087,403
Percentage change in shares outstanding	14.4%	11.8%
Shares created	9,450,000	1,700,000
Shares redeemed	9,125,000	1,375,000
Per share NAV beginning of period	$16.74	$30.41
Per share NAV end of period	$15.07	$19.42
Percentage change in per share NAV	(10.0)%	(36.1)%
Percentage change in benchmark	(8.8)%	(35.0)%
Benchmark annualized volatility	32.2%	28.2%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,262,403 outstanding Shares at December 31, 2023 to 2,587,403 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX
Mid-Term
Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,762,403 outstanding Shares at December 31, 2022 to 3,087,403 outstanding Shares at September 30, 2023
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 36.1% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 8.8% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 35.0% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of the futures contracts that made the S&P 500 VIX
Mid-Term
Futures Index during the period ended September 30, 2024.
Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$1,521,740	$1,430,860
Management fee	354,943	401,207
Brokerage commission	94,413	30,191
Futures account fees	21,146	33,287
Net realized gain (loss)	(12,340,680)	(35,008,564)
Change in net unrealized appreciation (depreciation)	4,340,208	3,841,900
Net Income (loss)	$(6,478,732)	$(29,735,804)

The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of the futures prices during the nine months ended September 30, 2024.
ProShares VIX Short-Term Futures ETF*
Fund Performance
The following table provides summary performance information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$163,397,433	$211,604,428
Percentage change in NAV	3.9%	(20.6)%
Shares outstanding beginning of period	2,537,737	1,169,141
Shares outstanding end of period	3,337,737	2,268,987
Percentage change in shares outstanding	31.5%	94.1%
Shares created	4,512,500	2,308,750
Shares redeemed	3,712,500	1,208,905
Per share NAV beginning of period	$61.99	$228.01
Per share NAV end of period	$48.95	$93.26
Percentage change in per share NAV	(21.0)%	(59.1)%
Percentage change in benchmark	(19.7)%	(58.4)%
Benchmark annualized volatility	82.9%	56.0%
During the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,337,737 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,169,141 outstanding Shares at December 31, 2022 to 2,268,987 outstanding Shares at September 30, 2023
For the nine months ended September 30, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.0% for the nine months ended September 30, 2024, as compared to the Fund’s per Share NAV decrease of 59.1% for the nine months ended September 30, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2024.
The benchmark’s decline of 19.7% for the nine months ended September 30, 2024, as compared to the benchmark’s decline of 58.4% for the nine months ended September 30, 2023, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2024.

Net Income/Loss
The following table provides summary income information for the Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income (loss)	$3,707,955	$4,942,508
Management fee	945,176	1,495,874
Brokerage commission	189,358	250,314
Futures account fees	89,976	143,501
Net realized gain (loss)	(11,800,514)	(228,286,648)
Change in net unrealized appreciation (depreciation)	12,170,504	21,667,964
Net Income (loss)	$4,077,945	$(201,676,176)
The Fund’s net income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a lesser decrease in the value of the futures prices during the nine months ended September 30, 2024.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2024 and 2023, each of the Fund’s positions were as follows:
ProShares Short VIX Short-Term Futures ETF
As of September 30, 2024 and 2023, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2024	5,429	$18.84	1,000	$(102,295,932)
VIX Futures (Cboe)	Short	November 2024	4,431	18.10	1,000	(80,190,023)

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2023	4,373	$17.77	1,000	$(77,713,457)
VIX Futures (Cboe)	Short	November 2023	2,906	18.25	1,000	(53,023,748)
The September 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:
As of September 30, 2024 and 2023, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil Index
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2024	2,269	$67.77	1,000	$153,770,130
WTI Crude Oil (NYMEX)	Long	June 2025	2,326	66.93	1,000	155,679,180
WTI Crude Oil (NYMEX)	Long	December 2025	2,361	66.39	1,000	156,746,790

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$80.8609	$143,374,704
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	80.8609	226,614,289
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	80.8609	68,842,383
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	80.8609	172,015,554
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	80.8609	109,053,861

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2023	879	$88.80	1,000	$78,055,200
WTI Crude Oil (NYMEX)	Long	June 2024	920	81.12	1,000	74,630,400
WTI Crude Oil (NYMEX)	Long	December 2024	956	77.86	1,000	74,434,160

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$93.5651	$210,901,349
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	93.5651	262,218,064
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	93.5651	151,363,911
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	93.5651	199,041,224
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	93.5651	157,428,427
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2024 and 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Bloomberg Natural Gas:
As of September 30, 2024 and 2023, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts linked to the Bloomberg Natural Gas Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2024	44,626	$2.92	10,000	$1,304,417,980

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2023	50,182	$2.93	10,000	$1,469,830,780

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Natural Gas Subindex	Citibank, N.A.	Long	$0.0799	$132,651,213
Bloomberg Natural Gas Subindex	Goldman Sachs International	Long	0.0799	90,634,449
Bloomberg Natural Gas Subindex	Societe General	Long	0.0799	47,221,373
Bloomberg Natural Gas Subindex	UBS AG	Long	0.0799	725,704
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Euro:
As of September 30, 2024 and 2023, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/24	4,874,921	1.1085	$5,403,839
Euro	UBS AG	Long	10/04/24	5,080,502	1.1087	5,632,724
Euro	Goldman Sachs International	Short	10/04/24	(56,000)	1.1048	(61,871)
Euro	UBS AG	Short	10/04/24	(127,000)	1.1116	(141,168)

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/23	7,691,921	1.0752	$8,270,353
Euro	UBS AG	Long	10/06/23	4,954,502	1.0752	5,327,055
Euro	UBS AG	Short	10/06/23	(323,000)	1.0602	(342,445)
The September 30, 2024 and 2023 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Gold:
As of September 30, 2024 and 2023 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2024	1,004	$2,659.40	100	$267,003,760

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$256.4490	$142,005,537
Bloomberg Gold Subindex	Goldman Sachs International	Long	256.4490	67,448,138
Bloomberg Gold Subindex	UBS AG	Long	256.4490	121,264,368

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2023	264	$1,866.10	100	$49,265,040

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$190.8900	$105,703,033
Bloomberg Gold Subindex	Goldman Sachs International	Long	190.8900	50,205,597
Bloomberg Gold Subindex	UBS AG	Long	190.8900	90,264,166
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra Silver:
As of September 30, 2024 and 2023 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2024	3,954	$31.46	5,000	$621,924,660

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$251.8376	$316,950,428
Bloomberg Silver Subindex	Goldman Sachs International	Long	251.8376	27,896,806
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	251.8376	189,269,052
Bloomberg Silver Subindex	UBS AG	Long	251.8376	178,139,138

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2023	1,756	$22.45	5,000	$197,111,000

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$190.6601	$159,867,323
Bloomberg Silver Subindex	Goldman Sachs International	Long	190.6601	21,119,991
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	190.6601	143,290,980
Bloomberg Silver Subindex	UBS AG	Long	190.6601	134,864,794
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2024 and 2023 and swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares Ultra VIX Short-Term Futures ETF
As of September 30, 2024 and 2023, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	12,712	$18.84	1,000	$239,525,860
VIX Futures (Cboe)	Long	November 2024	10,409	18.10	1,000	188,376,878

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	14,181	$17.77	1,000	$252,013,387
VIX Futures (Cboe)	Long	November 2023	9,464	18.25	1,000	172,682,983
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half.
See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:
As of September 30, 2024 and 2023, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/24	8,074,137,056	0.006967	$56,252,032
Yen	UBS AG	Long	10/04/24	9,098,731,856	0.006991	63,607,294
Yen	Goldman Sachs International	Short	10/04/24	(604,074,000)	0.006967	(4,208,522)
Yen	UBS AG	Short	10/04/24	(1,280,959,000)	0.006973	(8,932,441)

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/06/23	2,355,724,056	0.006813	$16,049,086
Yen	UBS AG	Long	10/06/23	2,976,699,856	0.006807	20,261,769
Yen	UBS AG	Short	10/06/23	(97,972,000)	0.006790	(665,202)
The September 30, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Bloomberg Crude Oil:
As of September 30, 2024 and 2023, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2024	942	$67.77	1,000	$(63,839,340)
WTI Crude Oil (NYMEX)	Short	June 2025	965	66.93	1,000	(64,587,450)
WTI Crude Oil (NYMEX)	Short	December 2025	980	66.39	1,000	(65,062,200)

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2023	2,296	$88.80	1,000	$(203,884,800)
WTI Crude Oil (NYMEX)	Short	June 2024	2,404	81.12	1,000	(195,012,480)
WTI Crude Oil (NYMEX)	Short	December 2024	2,500	77.86	1,000	(194,650,000)
The September 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares UltraShort Bloomberg Natural Gas:
As of September 30, 2024 and 2023, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2024	9,079	$2.92	10,000	$(265,379,170)

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2023	7,624	$2.93	10,000	$(223,306,960)
The September 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:
As of September 30, 2024 and 2023, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/24	2,449,000	1.1163	$2,733,800
Euro	UBS AG	Long	10/04/24	4,937,000	1.1127	5,493,208
Euro	Goldman Sachs International	Short	10/04/24	(33,971,263)	1.1082	(37,647,518)
Euro	UBS AG	Short	10/04/24	(32,544,199)	1.1088	(36,083,920)

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/06/23	486,000	1.0694	$519,743
Euro	UBS AG	Long	10/06/23	10,804,000	1.0696	11,556,452
Euro	Goldman Sachs International	Short	10/06/23	(43,752,263)	1.0751	(47,038,130)
Euro	UBS AG	Short	10/06/23	(50,970,199)	1.0735	(54,717,780)
The September 30, 2024 and 2023 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Gold:
As of September 30, 2024 and 2023 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2024	57	$2,659.40	100	$(15,158,580)

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$256.4490	$(4,820,548)
Bloomberg Gold Subindex	Goldman Sachs International	Short	256.4490	(6,317,878)
Bloomberg Gold Subindex	UBS AG	Short	256.4490	(9,772,030)

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2023	71	$1,866.10	100	$(13,249,310)

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$190.8900	$(3,588,216)
Bloomberg Gold Subindex	Goldman Sachs International	Short	190.8900	(4,702,766)
Bloomberg Gold Subindex	UBS AG	Short	190.8900	(7,273,894)
The September 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Silver:
As of September 30, 2024 and 2023 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver Subindex
SM
. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2024	154	$31.46	5,000	$(24,222,660)

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$251.8376	$(22,532,595)
Bloomberg Silver Subindex	Goldman Sachs International	Short	251.8376	(12,371,018)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	251.8376	(1,706,452)
Bloomberg Silver Subindex	UBS AG	Short	251.8376	(3,643,614)

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2023	109	$22.45	5,000	$(12,235,250)

Swap Agreements as of September 30, 2023
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$190.6601	$(2,570,998)
Bloomberg Silver Subindex	Goldman Sachs International	Short	190.6601	(9,365,796)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	190.6601	(7,405,429)
Bloomberg Silver Subindex	UBS AG	Short	190.6601	(2,368,019)
The September 30, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2024 and 2023 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares UltraShort Yen:
As of September 30, 2024 and 2023, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/24	766,460,000	0.007045	$5,400,022
Yen	UBS AG	Long	10/04/24	1,844,169,000	0.007031	12,965,860
Yen	Goldman Sachs International	Short	10/04/24	(5,401,596,165)	0.006961	(37,598,687)
Yen	UBS AG	Short	10/04/24	(7,246,500,574)	0.006960	(50,438,174)

Foreign Currency Forward Contracts as of September 30, 2023
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	10/06/23	428,237,000	0.006813	$2,917,500
Yen	Goldman Sachs International	Short	10/06/23	(3,330,184,165)	0.006821	(22,714,958)
Yen	UBS AG	Short	10/06/23	(4,908,633,574)	0.006814	(33,445,689)
The September 30, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period
returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party
accounts at the Fund’s third-party custodian.
ProShares VIX
Mid-Term
Futures ETF
As of September 30, 2024 and 2023, the ProShares VIX
Mid-Term
Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	379	$18.55	1,000	$7,030,715
VIX Futures (Cboe)	Long	February 2025	689	18.85	1,000	12,987,994
VIX Futures (Cboe)	Long	March 2025	689	18.98	1,000	13,073,775
VIX Futures (Cboe)	Long	April 2025	309	19.09	1,000	5,898,347

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	617	$19.10	1,000	$11,784,515
VIX Futures (Cboe)	Long	February 2024	1,028	19.30	1,000	19,841,839
VIX Futures (Cboe)	Long	March 2024	1,028	19.60	1,000	20,146,847
VIX Futures (Cboe)	Long	April 2024	411	19.90	1,000	8,178,119
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.
ProShares VIX Short-Term Futures ETF
As of September 30, 2024 and 2023, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	4,851	$18.84	1,000	$91,404,968
VIX Futures (Cboe)	Long	November 2024	3,974	18.10	1,000	71,919,465

Futures Positions as of September 30, 2023
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2023	7,067	$17.77	1,000	$125,589,070
VIX Futures (Cboe)	Long	November 2023	4,719	18.25	1,000	86,104,290
Share
The September 30, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day
to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure
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
-2x,
1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2—Significant Accounting Policies—Final Net Asset Value for Fiscal Period”), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form
10-K,
these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning
are creation/redemption activity and index rebalances.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Our principal executive officer and principal financial officer concluded that the disclosure controls and procedures of the Trust and the Funds were not effective as of September 30, 2024 due to a material weakness in internal control over financial reporting in the design of certain controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on open futures contracts, payable on open futures contracts and related accounts in the statement of cash flows. Specifically, certain controls over manual journal entries were not designed at a sufficient level of precision to identify inconsistencies between the journal entries and the information provided in the
futures
broker customer statements. A material weakness is a deficiency, or a combination of deficiencies, in internal
control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Trust’s and the Funds’ financial statements as of and for the year ended December 31, 2021, 2022 and 2023 and the interim financial statements for the fiscal quarters ended September 30, 2023, March 31, 2023 and 2024, and June 30, 2023 and 2024. Additionally, this material weakness could result in misstatements of the financial statements or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2024, the Trust is not a party to any material legal proceedings.
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
including its variants), have been and may continue to be highly disruptive to economies and markets. These conditions have led, and may continue to lead, to increased or extreme market volatility, illiquidity and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks, and result in significant breakdowns, delays, shutdowns, social isolation, civil unrest, periods of high unemployment, shortages in and disruptions to the medical care and consumer goods and services industries, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause extreme market volatility, illiquidity, exchange trading suspensions and market closures. For example, market factors may adversely affect the price and liquidity of the Funds’ investments and potentially increase margins and collateral requirements in ways that have a significant negative impact on Fund performance make it difficult, or impossible, for a Fund to achieve its investment objective. Under these circumstances, a Fund could have difficulty finding counterparties to transactions, entering or exiting positions at favorable prices and could incur significant losses. Further, Fund counterparties may close out positions with the Funds without notice, at unfavorable times or unfavorable prices, or may choose to transaction on a more limited basis (or not at all). In such cases, it may be difficult or impossible for a Fund to achieve the desired investment exposure with its investment objective. These conditions also can impact the ability of the Funds to complete creation and redemption transactions and disrupt Fund trading in the secondary market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the nine months ended September 30, 2024:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	150,000	$63.27
	08/01/24 to 08/31/24	1,850,000	$53.00
	09/01/24 to 09/30/24	7,900,000	$49.17
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	1,300,000	$33.66
	08/01/24 to 08/31/24	3,000,000	$30.47
	09/01/24 to 09/30/24	4,250,000	$25.72
ProShares Ultra Bloomberg Natural Gas**
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	1,190,000	$54.75
	08/01/24 to 08/31/24	1,700,000	$50.50
	09/01/24 to 09/30/24	3,290,000	$51.70
ProShares Ultra Euro
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	50,000	$11.48
	08/01/24 to 08/31/24	—	$—
	09/01/24 to 09/30/24	—	$—

ProShares Ultra Gold
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	150,000	$80.44
	08/01/24 to 08/31/24	100,000	$81.43
	09/01/24 to 09/30/24	300,000	$93.66
ProShares Ultra Silver
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	550,000	$41.06
	08/01/24 to 08/31/24	600,000	$34.59
	09/01/24 to 09/30/24	2,350,000	$38.90
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	8,900,000	$23.76
	08/01/24 to 08/31/24	4,050,000	$32.64
	09/01/24 to 09/30/24	4,800,000	$28.85
ProShares Ultra Yen
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	—	$—
	08/01/24 to 08/31/24	400,000	$24.03
	09/01/24 to 09/30/24	200,000	$24.91
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	2,150,000	$16.69
	08/01/24 to 08/31/24	1,900,000	$17.59
	09/01/24 to 09/30/24	4,650,000	$19.68
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	2,050,000	$63.18
	08/01/24 to 08/31/24	800,000	$77.26
	09/01/24 to 09/30/24	400,000	$67.35
ProShares UltraShort Euro
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	50,000	$31.36
	08/01/24 to 08/31/24	—	$—
	09/01/24 to 09/30/24	50,000	$29.93
ProShares UltraShort Gold
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	100,000	$20.70
	08/01/24 to 08/31/24	100,000	$18.77
	09/01/24 to 09/30/24	100,000	$17.85
ProShares UltraShort Silver**
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	262,500	$46.56
	08/01/24 to 08/31/24	850,000	$47.24
	09/01/24 to 09/30/24	425,000	$40.52
ProShares UltraShort Yen**
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	200,000	$46.08
	08/01/24 to 08/31/24	100,000	$40.36
	09/01/24 to 09/30/24	100,000	$37.99
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	—	$—
	08/01/24 to 08/31/24	575,000	$17.62
	09/01/24 to 09/30/24	—	$—

ProShares VIX Short-Term Futures ETF**
Common Units of Beneficial Interest
	07/01/24 to 07/31/24	1,287,500	$45.36
	08/01/24 to 08/31/24	1,212,500	$73.12
	09/01/24 to 09/30/24	225,000	$52.20

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 8 of these Notes to Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended September 30, 2024.

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
Date: November 1 8 , 2024

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: November 1 8 , 2024