Form 10-K
period 2024-12-31
ProShares Trust II
filed 2025-02-28
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
As of February
21
, 2025, the registrant had 132,396,884 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2024 and the number of outstanding units for each Fund as of February
21
, 2025, are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of	Number of Outstanding Units as of
Fund	June 30, 2024	February 21, 2025
ProShares Short VIX Short-Term Futures ETF	298,712,515	4,118,614
ProShares Ultra Bloomberg Crude Oil	527,486,095	13,193,096
ProShares Ultra Bloomberg Natural Gas	540,643,821	3,173,047
ProShares Ultra Euro	5,595,533	450,000
ProShares Ultra Gold	216,456,025	3,450,000
ProShares Ultra Silver	570,829,521	15,146,526
ProShares Ultra VIX Short-Term Futures ETF	232,135,198	32,093,643
ProShares Ultra Yen	44,510,138	2,999,970
ProShares UltraShort Bloomberg Crude Oil	177,620,038	13,355,220
ProShares UltraShort Bloomberg Natural Gas	147,292,427	32,283,712
ProShares UltraShort Euro	38,226,983	1,050,000
ProShares UltraShort Gold	16,131,791	1,896,977
ProShares UltraShort Silver	76,198,743	860,264
ProShares UltraShort Yen	47,495,032	497,160
ProShares VIX Mid-Term Futures ETF	33,401,452	2,087,403
ProShares VIX Short-Term Futures ETF	148,420,028	5,741,252
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1. Business.

Summary

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2024, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2024, 23 countries used the euro, including Andorra, Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, and the Vatican City.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2024, the S&P 500 included companies with capitalizations between $5.7 billion and $3.8 trillion. The average capitalization of the companies comprising the Index was approximately $103.8 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2024.

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

Employees

The Trust has no employees.

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Risks Specific to the Geared Funds

•	Each Fund’s returns over periods longer than a day will likely differ in amount and possibly even direction from the Fund’s daily target for such period.

•

Correlation risks specific to the Geared Funds may arise because the Geared Funds seek to rebalance their portfolios daily to keep daily exposure consistent with their investment objectives to achieve a high degree of daily correlation with their applicable underlying benchmarks.

•	The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment within a given day.

•	Intraday price/performance of Geared Funds will likely differ from the Fund’s stated daily multiple times the performance of its Benchmark for such day.

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

•

The assets that the Funds invest in can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments; you can lose all of your investment within a given day.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.40% to 76.20%, as set forth in the table below.

		Historical Five-Year Average Volatility Rate As of
Index	Identifier	December 31, 2024
S&P 500 VIX Short-Term Futures Index	SPVXSP	76.20%
S&P 500 VIX Mid-Term Futures Index	SPVXMP	36.28%
Bloomberg Commodity Balanced WTI Crude Oil IndexSM	BCBCLIT	37.30%
Bloomberg Natural Gas SubindexSM	BCOMNGTR	59.81%
Bloomberg Gold SubindexSM	BCOMGCTR	16.27%
Bloomberg Silver SubindexSM	BCOMSITR	33.92%
The US dollar price of the euro	USDEUR	7.40%
The US dollar price of the Japanese yen	USDJPY	9.48%

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

As of December 31, 2024, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Cyber-attacks and threats are considered one of the most significant risks facing the Funds. The Funds’ cybersecurity is managed through the Sponsor. The Sponsor maintains an enterprise-wide cybersecurity management program designed to assess, identify and manage material risks from cybersecurity threats. The cybersecurity management program is based on the NIST Cybersecurity Framework, an internationally recognized framework, and is integrated into the Sponsor’s enterprise risk management system. As part of the Sponsor’s cybersecurity strategy, the Sponsor also maintains an enterprise-wide Information Security Policy as well as a Security Incident Response Plan that sets forth an enterprise-wide framework and guidelines to facilitate an effective response to and handling of cybersecurity incidents. The Sponsor’s cybersecurity management program includes
b
usiness continuity plans and systems applicable to the Funds.
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
The Cyber Security Task Force has ove
rs
ight of the
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
Although the Funds have experienced cybersecurity incidents in the past, to date, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected
their operations, financial condition or investment objectives. See “Risk Factors” in Part I, Item 1A on this Annual Report for a dis
c
ussion of the risks related to cybersecurity.
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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)

The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2024 was as follows:

	Fund	number of holders
SVXY	ProShares Short VIX Short-Term Futures	33,044
UCO	ProShares Ultra Bloomberg Crude Oil	139,487
BOIL	ProShares Ultra Bloomberg Natural Gas	155,575
ULE	ProShares Ultra Euro	1,850
UGL	ProShares Ultra Gold	36,244
AGQ	ProShares Ultra Silver	65,619
UVXY	ProShares Ultra VIX Short-Term Futures	190,442
YCL	ProShares Ultra Yen	8,778
SCO	ProShares UltraShort Bloomberg Crude Oil	33,875
KOLD	ProShares UltraShort Bloomberg Natural Gas	43,715
EUO	ProShares UltraShort Euro	6,202
GLL	ProShares UltraShort Gold	9,364
ZSL	ProShares UltraShort Silver	11,823
YCS	ProShares UltraShort Yen	4,739
VIXM	ProShares VIX Mid-Term Futures ETF	13,470
VIXY	ProShares VIX Short-Term Futures ETF	65,767
	Combined Trust	819,994

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2024. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2024:

Title of Securities Registered*	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest 10/01/24 to 10/31/24	1,150,000	$47.82
11/01/24 to 11/30/24	5,300,000	$51.21
12/01/24 to 12/31/24	350,000	$52.59
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest 10/01/24 to 10/31/24	3,500,000	$27.96
11/01/24 to 11/30/24	4,350,000	$26.65
12/01/24 to 12/31/24	4,000,000	$26.35
ProShares Ultra Bloomberg Natural Gas**
Common Units of Beneficial Interest 10/01/24 to 10/31/24	1,740,000	$49.43
11/01/24 to 11/30/24	6,670,662	$44.98
12/01/24 to 12/31/24	7,650,000	$47.41
ProShares Ultra Euro
Common Units of Beneficial Interest 10/01/24 to 10/31/24	—	$—
11/01/24 to 11/30/24	50,000	$11.38
12/01/24 to 12/31/24	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest 10/01/24 to 10/31/24	150,000	$101.12
11/01/24 to 11/30/24	250,000	$93.93
12/01/24 to 12/31/24	200,000	$94.48
ProShares Ultra Silver
Common Units of Beneficial Interest 10/01/24 to 10/31/24	1,350,000	$43.72
11/01/24 to 11/30/24	950,000	$39.59
12/01/24 to 12/31/24	1,000,000	$39.05
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest 10/01/24 to 10/31/24	3,200,000	$28.36
11/01/24 to 11/30/24	4,050,000	$22.54
12/01/24 to 12/31/24	15,300,000	$25.60
ProShares Ultra Yen
Common Units of Beneficial Interest 10/01/24 to 10/31/24	150,000	$23.10
11/01/24 to 11/30/24	—	$—
12/01/24 to 12/31/24	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest 10/01/24 to 10/31/24	1,350,000	$17.79
11/01/24 to 11/30/24	550,000	$18.10
12/01/24 to 12/31/24	450,000	$18.13
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest 10/01/24 to 10/31/24	1,950,000	$67.87
11/01/24 to 11/30/24	1,700,000	$65.81
12/01/24 to 12/31/24	2,050,000	$61.19
ProShares UltraShort Euro
Common Units of Beneficial Interest 10/01/24 to 10/31/24	50,000	$30.37
11/01/24 to 11/30/24	50,000	$31.72
12/01/24 to 12/31/24	—	$—

ProShares UltraShort Gold
Common Units of Beneficial Interest 10/01/24 to 10/31/24	150,000	$16.82
11/01/24 to 11/30/24	450,000	$17.16
12/01/24 to 12/31/24	300,000	$17.52
ProShares UltraShort Silver**
Common Units of Beneficial Interest 10/01/24 to 10/31/24	412,500	$36.63
11/01/24 to 11/30/24	262,568	$37.11
12/01/24 to 12/31/24	300,000	$39.45
ProShares UltraShort Yen**
Common Units of Beneficial Interest 10/01/24 to 10/31/24	200,000	$42.03
11/01/24 to 11/30/24	150,000	$44.67
12/01/24 to 12/31/24	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest 10/01/24 to 10/31/24	—	$—
11/01/24 to 11/30/24	450,000	$14.09
12/01/24 to 12/31/24	225,000	$14.41
ProShares VIX Short-Term Futures ETF**
Common Units of Beneficial Interest 10/01/24 to 10/31/24	93,750	$54.36
11/01/24 to 11/30/24	177,735	$44.89
12/01/24 to 12/31/24	1,200,000	$48.28

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2024 and 2023, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2024	Interest Income Year Ended December 31, 2023
ProShares Short VIX Short-Term Futures ETF	$15,966,194	$10,251,068
ProShares Ultra Bloomberg Crude Oil	24,269,178	22,579,489
ProShares Ultra Bloomberg Natural Gas	25,765,554	34,926,670
ProShares Ultra Euro	270,617	343,876
ProShares Ultra Gold	11,701,123	7,285,355
ProShares Ultra Silver	24,945,342	13,905,665
ProShares Ultra VIX Short-Term Futures ETF	10,412,156	15,951,926
ProShares Ultra Yen	1,853,973	667,026
ProShares UltraShort Bloomberg Crude Oil	7,561,479	8,581,404
ProShares UltraShort Bloomberg Natural Gas	5,342,982	5,542,278
ProShares UltraShort Euro	1,650,526	2,251,539
ProShares UltraShort Gold	668,180	582,222
ProShares UltraShort Silver	1,836,045	1,118,150
ProShares UltraShort Yen	1,493,002	1,052,461
ProShares VIX Mid-Term Futures ETF	2,348,655	2,412,485
ProShares VIX Short-Term Futures ETF	6,578,786	8,917,672

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 27, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2024.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Repurchase agreements are generally valued at amortized cost, provided such amounts approximate fair value.

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

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

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For discussion of 2023 results and comparison with 2022 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10K/A for the fiscal year ended December 31, 2023.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$267,184,359	$339,591,638
NAV end of period	$266,090,233	$267,184,359
Percentage change in NAV	(0.4)%	(21.3)%
Shares outstanding beginning of period	5,168,614	11,568,614
Shares outstanding end of period	5,318,614	5,168,614
Percentage change in shares outstanding	2.9%	(55.3)%
Shares created	19,900,000	8,200,000
Shares redeemed	19,750,000	14,600,000
Per share NAV beginning of period	$51.69	$29.35
Per share NAV end of period	$50.03	$51.69
Percentage change in per share NAV	(3.2)%	76.1%
Percentage change in benchmark	(25.6)%	(72.2)%
Benchmark annualized volatility	77.9%	56.8%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,168,614 outstanding Shares at December 31, 2023 to 5,318,614 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,568,614 outstanding Shares at December 31, 2022 to 5,168,614 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.2% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV increase of 76.1% for the year ended December 31, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 25.6% for the year ended December 31, 2024, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$11,600,245	$7,207,047
Management fee	3,421,991	2,500,560
Brokerage commissions	899,331	543,461
Futures account fees	44,627	—
Net realized gain (loss)	42,054,765	160,494,706
Change in net unrealized appreciation (depreciation)	(15,661,228)	1,542,809
Net income (loss)	$37,993,782	$169,244,562

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lesser decrease in the value of the futures prices during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$652,793,437	$859,094,274
NAV end of period	$523,420,064	$652,793,437
Percentage change in NAV	(19.8)%	(24.0)%
Shares outstanding beginning of period	24,843,096	28,393,096
Shares outstanding end of period	19,043,096	24,843,096
Percentage change in shares outstanding	(23.3)%	(12.5)%
Shares created	32,800,000	47,050,000
Shares redeemed	38,600,000	50,600,000
Per share NAV beginning of period	$26.28	$30.26
Per share NAV end of period	$27.49	$26.28
Percentage change in per share NAV	4.6%	(13.2)%
Percentage change in benchmark	3.7%	(3.6)%
Benchmark annualized volatility	23.9%	28.9%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 19,043,096 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 28,393,096 outstanding Shares at December 31, 2022 to 24,843,096 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.6% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 13.2% for the year ended December 31, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 3.7% for the year ended December 31, 2024, as compared to the benchmark’s decline of 3.6% for the year ended December 31, 2023, can be attributed to an increase in the value of WTI Crude Oil during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$18,533,349	$15,460,502
Management fee	5,484,869	6,801,744
Brokerage commissions	250,960	317,243
Net realized gain (loss)	47,314,191	100,808,721
Change in net unrealized appreciation (depreciation)	34,625,310	(86,020,999)
Net income (loss)	$100,472,850	$30,248,224

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in the value of the WTI Crude Oil, during the year ended December 31, 2024.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$729,892,808	$586,151,113
NAV end of period	$396,081,499	$729,892,808
Percentage change in NAV	(45.7)%	24.5%
Shares outstanding beginning of period	5,113,709	322,875
Shares outstanding end of period	7,223,047	5,113,709
Percentage change in shares outstanding	41.2%	1,483.8%
Shares created	35,420,000	13,723,000
Shares redeemed	33,310,662	8,932,166
Per share NAV beginning of period	$142.73	$1,815.41
Per share NAV end of period	$54.84	$142.73
Percentage change in per share NAV	(61.6)%	(92.1)%
Percentage change in benchmark	(26.2)%	(65.3)%
Benchmark annualized volatility	51.4%	57.1%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 7,223,047 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 322,875 outstanding Shares at December 31, 2022 to 5,113,709 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 61.6% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 92.1% for the year ended December 31, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 26.2% for the year ended December 31, 2024, as compared to the benchmark’s decline of 65.3% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$17,144,306	$21,578,854
Management fee	5,578,019	9,157,296
Brokerage commissions	2,815,764	3,527,713
Futures account fees	227,465	662,807
Net realized gain (loss)	(398,290,574)	(2,080,655,811)
Change in net unrealized appreciation (depreciation)	53,645,757	354,183,787
Net income (loss)	$(327,500,511)	$(1,704,893,170)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$7,114,015	$10,704,662
NAV end of period	$5,751,156	$7,114,015
Percentage change in NAV	(19.2)%	(33.5)%
Shares outstanding beginning of period	600,000	950,000
Shares outstanding end of period	550,000	600,000
Percentage change in shares outstanding	(8.3)%	(36.8)%
Shares created	250,000	300,000
Shares redeemed	300,000	650,000
Per share NAV beginning of period	$11.86	$11.27
Per share NAV end of period	$10.46	$11.86
Percentage change in per share NAV	(11.8)%	5.2%
Percentage change in benchmark	(6.2)%	3.1%
Benchmark annualized volatility	5.9%	7.6%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 600,000 outstanding Shares at December 31, 2023 to 550,000 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 950,000 outstanding Shares at December 31, 2022 to 600,000 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.8% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV increase of 5.2% for the year ended December 31, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 6.2% for the year ended December 31, 2024, as compared to the benchmark’s rise of 3.1% for the year ended December 31, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$213,988	$266,814
Management fee	56,629	77,062
Net realized gain (loss)	(576,761)	293,493
Change in net unrealized appreciation (depreciation)	(474,077)	(108,707)
Net income (loss)	$(836,850)	$451,600

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2024.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$191,502,023	$173,524,136
NAV end of period	$289,709,332	$191,502,023
Percentage change in NAV	51.3%	10.4%
Shares outstanding beginning of period	3,000,000	3,150,000
Shares outstanding end of period	3,100,000	3,000,000
Percentage change in shares outstanding	3.3%	(4.8)%
Shares created	2,250,000	1,000,000
Shares redeemed	2,150,000	1,150,000
Per share NAV beginning of period	$63.83	$55.09
Per share NAV end of period	$93.45	$63.83
Percentage change in per share NAV	46.4%	15.9%
Percentage change in benchmark	26.6%	12.8%
Benchmark annualized volatility	15.0%	13.2%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 3,000,000 outstanding Shares at December 31, 2023 to 3,100,000 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 3,150,000 outstanding Shares at December 31, 2022 to 3,000,000 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 46.4% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV increase of 15.9% for the year ended December 31, 2023, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 26.6% for the year ended December 31, 2024, as compared to the benchmark’s rise of 12.8% for the year ended December 31, 2023, can be attributed to a greater increase in futures prices, during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$9,309,223	$5,523,573
Management fee	2,352,382	1,735,128
Brokerage commissions	39,518	26,654
Net realized gain (loss)	85,341,533	21,400,830
Change in net unrealized appreciation (depreciation)	(9,937,400)	(2,575,471)
Net income (loss)	$84,713,356	$24,348,932

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due a greater increase in the value of futures prices during the year ended December 31, 2024.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$390,146,373	$414,285,878
NAV end of period	$562,083,293	$390,146,373
Percentage change in NAV	44.1%	(5.8)%
Shares outstanding beginning of period	14,296,526	13,046,526
Shares outstanding end of period	16,746,526	14,296,526
Percentage change in shares outstanding	17.1%	9.6%
Shares created	15,750,000	7,100,000
Shares redeemed	13,300,000	5,850,000
Per share NAV beginning of period	$27.29	$31.75
Per share NAV end of period	$33.56	$27.29
Percentage change in per share NAV	23.0%	(14.1)%
Percentage change in benchmark	20.6%	(0.3)%
Benchmark annualized volatility	31.2%	25.9%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 16,746,526 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by an increase from 13,046,526 outstanding Shares at December 31, 2022 to 14,296,526 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.0% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 14.1% for the year ended December 31, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 20.6% for the year ended December 31, 2024, as compared to the benchmark’s decline of 0.3% for the year ended December 31, 2023, can be attributed to an increase in the value of futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$19,622,885	$10,130,246
Management fee	5,144,179	3,644,422
Brokerage commissions	178,278	130,997
Net realized gain (loss)	176,632,029	7,175,146
Change in net unrealized appreciation (depreciation)	(90,982,802)	(59,096,598)
Net income (loss)	$105,272,112	$(41,791,206)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in the value of futures prices during the year ended December 31, 2024.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$348,555,743	$639,318,362
NAV end of period	$284,452,060	$348,555,743
Percentage change in NAV	(18.4)%	(45.5)%
Shares outstanding beginning of period	8,264,892	1,861,568
Shares outstanding end of period	13,693,643	8,264,892
Percentage change in shares outstanding	65.7%	344.0%
Shares created	54,000,000	12,562,000
Shares redeemed	48,571,249	6,158,677
Per share NAV beginning of period	$42.17	$343.43
Per share NAV end of period	$20.77	$42.17
Percentage change in per share NAV	(50.7)%	(87.7)%
Percentage change in benchmark	(25.6)%	(72.2)%
Benchmark annualized volatility	77.9%	56.8%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 13,693,643 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,861,568 outstanding Shares at December 31, 2022 to 8,264,892 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 87.7% for the year ended December 31, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 25.6% for the year ended December 31, 2024, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$5,438,786	$8,486,144
Management fee	2,534,346	4,392,607
Brokerage commissions	2,159,377	2,596,882
Futures account fees	279,647	476,293
Net realized gain (loss)	(136,416,002)	(940,103,052)
Change in net unrealized appreciation (depreciation)	45,166,711	5,368,159
Net income (loss)	$(85,810,505)	$(926,248,749)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$30,205,770	$13,814,796
NAV end of period	$44,505,646	$30,205,770
Percentage change in NAV	47.3%	118.6%
Shares outstanding beginning of period	1,099,970	399,970
Shares outstanding end of period	2,199,970	1,099,970
Percentage change in shares outstanding	100.0%	175.0%
Shares created	2,050,000	1,000,000
Shares redeemed	950,000	300,000
Per share NAV beginning of period	$27.46	$34.54
Per share NAV end of period	$20.23	$27.46
Percentage change in per share NAV	(26.3)%	(20.5)%
Percentage change in benchmark	(10.4)%	(6.9)%
Benchmark annualized volatility	10.6%	10.3%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,199,970 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 399,970 outstanding Shares at December 31, 2022 to 1,099,970 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.3% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 20.5% for the year ended December 31, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 10.4% for the year ended December 31, 2024, as compared to the benchmark’s decline of 6.9% for the year ended December 31, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$1,448,648	$521,490
Management fee	405,325	145,536
Net realized gain (loss)	(6,562,004)	(2,637,502)
Change in net unrealized appreciation (depreciation)	(5,734,582)	534,736
Net income (loss)	$(10,847,938)	$(1,581,276)

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2024.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$188,963,592	$222,697,337
NAV end of period	$121,997,334	$188,963,592
Percentage change in NAV	(35.4)%	(15.1)%
Shares outstanding beginning of period	9,105,220	9,305,220
Shares outstanding end of period	7,205,220	9,105,220
Percentage change in shares outstanding	(20.9)%	(2.1)%
Shares created	19,500,000	32,700,000
Shares redeemed	21,400,000	32,900,000
Per share NAV beginning of period	$20.75	$23.93
Per share NAV end of period	$16.93	$20.75
Percentage change in per share NAV	(18.4)%	(13.3)%
Percentage change in benchmark	3.7%	(3.6)%
Benchmark annualized volatility	23.9%	28.9%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,105,220 outstanding Shares at December 31, 2023 to 7,205,220 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,305,220 outstanding Shares at December 31, 2022 to 9,105,220 outstanding Shares at December 31, 2023, the decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.4% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 13.3% for the year ended December 31, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 3.7% for the year ended December 31, 2024, as compared to the benchmark’s decline of 3.6% for the year ended December 31, 2023, can be attributed to an increase in the value of WTI Crude Oil, during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$5,859,785	$6,467,086
Management fee	1,518,281	1,871,453
Brokerage commissions	183,413	242,865
Net realized gain (loss)	4,436,570	12,367,670
Change in net unrealized appreciation (depreciation)	(24,101,673)	12,181,761
Net income (loss)	$(13,805,318)	$31,016,517

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in the value of the WTI Crude Oil during the year ended December 31, 2024.

ProShares UltraShort Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$140,963,092	$134,109,520
NAV end of period	$260,940,143	$140,963,092
Percentage change in NAV	85.1%	5.1%
Shares outstanding beginning of period	2,933,712	9,933,712
Shares outstanding end of period	5,983,712	2,933,712
Percentage change in shares outstanding	104.0%	(70.5)%
Shares created	25,950,000	52,600,000
Shares redeemed	22,900,000	59,600,000
Per share NAV beginning of period	$48.05	$13.50
Per share NAV end of period	$43.61	$48.05
Percentage change in per share NAV	(9.2)%	255.9%
Percentage change in benchmark	(26.2)%	(65.3)%
Benchmark annualized volatility	51.4%	57.1%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,933,712 outstanding Shares at December 31, 2023 to 5,983,712 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The increase in the Fund’s NAV was offset a decrease from 9,933,712 outstanding Shares at December 31, 2022 to 2,933,712 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV increase of 255.9% for the year ended December 31, 2023, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 26.2% for the year ended December 31, 2024, as compared to the benchmark’s decline of 65.3% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$3,244,642	$3,392,922
Management fee	1,092,378	1,226,758
Brokerage commissions	965,275	817,632
Futures account fees	40,687	104,966
Net realized gain (loss)	96,486,398	306,795,581
Change in net unrealized appreciation (depreciation)	(22,576,997)	(89,455,705)
Net income (loss)	$77,154,043	$220,732,798

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares UltraShort Bloomberg Natural Gas.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$39,367,550	$75,113,179
NAV end of period	$41,892,674	$39,367,550
Percentage change in NAV	6.4%	(47.6)%
Shares outstanding beginning of period	1,350,000	2,550,000
Shares outstanding end of period	1,200,000	1,350,000
Percentage change in shares outstanding	(11.1)%	(47.1)%
Shares created	250,000	300,000
Shares redeemed	400,000	1,500,000
Per share NAV beginning of period	$29.16	$29.46
Per share NAV end of period	$34.91	$29.16
Percentage change in per share NAV	19.7%	(1.0)%
Percentage change in benchmark	(6.2)%	3.1%
Benchmark annualized volatility	5.9%	7.6%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,200,000 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,550,000 outstanding Shares at December 31, 2022 to 1,350,000 outstanding Shares at December 31, 2023. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.7% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 1.0% for the year ended December 31, 2023, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline 6.2% for the year ended December 31, 2024, as compared to the benchmark’s rise of 3.1% for the year ended December 31, 2023, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$1,290,448	$1,746,454
Management fee	360,078	505,085
Net realized gain (loss)	2,514,606	(2,624,737)
Change in net unrealized appreciation (depreciation)	3,005,829	607,675
Net income (loss)	$6,810,883	$(270,608)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2024.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$11,795,779	$15,456,037
NAV end of period	$16,624,428	$11,795,779
Percentage change in NAV	40.9%	(23.7)%
Shares outstanding beginning of period	446,977	496,977
Shares outstanding end of period	946,977	446,977
Percentage change in shares outstanding	111.9%	(10.1)%
Shares created	2,050,000	800,000
Shares redeemed	1,550,000	850,000
Per share NAV beginning of period	$26.39	$31.10
Per share NAV end of period	$17.56	$26.39
Percentage change in per share NAV	(33.5)%	(15.2)%
Percentage change in benchmark	26.6%	12.8%
Benchmark annualized volatility	15.0%	13.2%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at December 31, 2023 to 946,977 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by a decrease from 496,977 outstanding Shares at December 31, 2022 to 446,977 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.5% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 15.2% for the year ended December 31, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 26.6% for the year ended December 31, 2024, as compared to the benchmark’s rise of 12.8% for the year ended December 31, 2023, can be attributed to a greater increase in the value of the futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$507,582	$436,555
Management fee	155,523	140,787
Brokerage commissions	5,075	4,880
Net realized gain (loss)	(6,246,384)	(2,180,686)
Change in net unrealized appreciation (depreciation)	606,689	347,791
Net income (loss)	$(5,132,113)	$(1,396,340)

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a greater increase in the value of futures prices, during the year ended December 31, 2024.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$65,149,686	$31,932,799
NAV end of period	$23,752,619	$65,149,686
Percentage change in NAV	(63.5)%	104.0%
Shares outstanding beginning of period	897,832	410,332
Shares outstanding end of period	560,264	897,832
Percentage change in shares outstanding	(37.6)%	118.8%
Shares created	3,625,000	2,962,500
Shares redeemed	3,962,568	2,475,000
Per share NAV beginning of period	$72.56	$77.82
Per share NAV end of period	$42.40	$72.56
Percentage change in per share NAV	(41.6)%	(6.8)%
Percentage change in benchmark	20.6%	(0.3)%
Benchmark annualized volatility	31.2%	25.9%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 897,832 outstanding Shares at December 31, 2023 to 560,264 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from an increase from 410,332 outstanding Shares at December 31, 2022 to 897,832 outstanding Shares at December 31, 2023. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.6% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 6.8% for the year ended December 31, 2023, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s rise of 20.6% for the year ended December 31, 2024, as compared to the benchmark’s decline of 0.3% for the year ended December 31, 2023, can be attributed to an increase in the value of futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$1,354,379	$790,959
Management fee	443,177	287,739
Brokerage commissions	38,489	39,452
Net realized gain (loss)	(8,286,334)	13,437,583
Change in net unrealized appreciation (depreciation)	2,591,061	3,537,995
Net income (loss)	$(4,340,894)	$17,766,537

The Fund’s net income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in the value of futures prices during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Silver.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$24,010,010	$21,397,736
NAV end of period	$26,080,295	$24,010,010
Percentage change in NAV	8.6%	12.2%
Shares outstanding beginning of period	697,160	797,160
Shares outstanding end of period	547,160	697,160
Percentage change in shares outstanding	(21.5)%	(12.5)%
Shares created	900,000	1,100,000
Shares redeemed	1,050,000	1,200,000
Per share NAV beginning of period	$34.44	$26.84
Per share NAV end of period	$47.66	$34.44
Percentage change in per share NAV	38.4%	28.3%
Percentage change in benchmark	(10.4)%	(6.9)%
Benchmark annualized volatility	10.6%	10.3%

During the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 697,160 outstanding Shares at December 31, 2023 to 547,160 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 797,160 outstanding Shares at December 31, 2022 to 697,160 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 38.4% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV increase of 28.3% for the year ended December 31, 2023, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 10.4% for the year ended December 31, 2024, as compared to the benchmark’s decline of 6.9% for the year ended December 31, 2023, can be attributed to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$1,168,766	$818,969
Management fee	324,236	233,492
Net realized gain (loss)	4,753,237	2,979,874
Change in net unrealized appreciation (depreciation)	3,540,284	1,712,747
Net income (loss)	$9,462,287	$5,511,590

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2024.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share split for the ProShares UltraShort Yen.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$37,866,143	$84,014,959
NAV end of period	$28,111,210	$37,866,143
Percentage change in NAV	(25.8)%	(54.9)%
Shares outstanding beginning of period	2,262,403	2,762,403
Shares outstanding end of period	1,937,403	2,262,403
Percentage change in shares outstanding	(14.4)%	(18.1)%
Shares created	9,475,000	1,950,000
Shares redeemed	9,800,000	2,450,000
Per share NAV beginning of period	$16.74	$30.41
Per share NAV end of period	$14.51	$16.74
Percentage change in per share NAV	(13.3)%	(45.0)%
Percentage change in benchmark	(11.9)%	(43.7)%
Benchmark annualized volatility	31.0%	29.3%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,262,403 outstanding Shares at December 31, 2023 to 1,937,403 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,762,403 outstanding Shares at December 31, 2022 to 2,262,403 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.3% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 45.0% for the year ended December 31, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 11.9% for the year ended December 31, 2024, as compared to the benchmark’s decline of 43.7% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of the futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$1,795,132	$1,832,607
Management fee	428,613	499,363
Brokerage commissions	99,142	40,128
Futures account fees	25,768	40,387
Net realized gain (loss)	(13,692,881)	(38,709,532)
Change in net unrealized appreciation (depreciation)	3,767,942	1,039,896
Net income (loss)	$(8,129,807)	$(35,837,029)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2024.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
NAV beginning of period	$157,321,746	$266,580,320
NAV end of period	$133,641,615	$157,321,746
Percentage change in NAV	(15.1)%	(41.0)%
Shares outstanding beginning of period	2,537,737	1,169,141
Shares outstanding end of period	2,966,252	2,537,737
Percentage change in shares outstanding	16.9%	117.1%
Shares created	5,612,500	3,315,000
Shares redeemed	5,183,985	1,946,404
Per share NAV beginning of period	$61.99	$228.01
Per share NAV end of period	$45.05	$61.99
Percentage change in per share NAV	(27.3)%	(72.8)%
Percentage change in benchmark	(25.6)%	(72.2)%
Benchmark annualized volatility	77.9%	56.8%

During the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,537,737 outstanding Shares at December 31, 2023 to 2,966,252 outstanding Shares at December 31, 2024. By comparison, during the year ended December 31, 2023, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset in part by an increase from 1,169,141 outstanding Shares at December 31, 2022 to 2,537,737 outstanding Shares at December 31, 2023.

For the years ended December 31, 2024 and 2023, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.3% for the year ended December 31, 2024, as compared to the Fund’s per Share NAV decrease of 72.8% for the year ended December 31, 2023, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2024.

The benchmark’s decline of 25.6% for the year ended December 31, 2024, as compared to the benchmark’s decline of 72.2% for the year ended December 31, 2023, can be attributed to a lesser decrease in the value of the futures prices during the year ended December 31, 2024.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net investment income (loss)	$4,916,665	$6,523,331
Management fee	1,296,599	1,893,306
Brokerage commissions	244,821	318,288
Futures account fees	120,701	182,747
Net realized gain (loss)	(23,816,423)	(275,363,159)
Change in net unrealized appreciation (depreciation)	14,052,632	126,426
Net income (loss)	$(4,847,126)	$(268,713,402)

The Fund’s net income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a lesser decrease in the value of the futures prices during the year ended December 31, 2024.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2024 and 2023, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2024 and 2023, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2025	4,447	$17.52	1,000	$(77,901,212)
VIX Futures (Cboe)	Short	February 2025	3,080	17.87	1,000	(55,042,064)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2024	5,412	$14.05	1,000	$(76,045,095)
VIX Futures (Cboe)	Short	February 2024	3,778	15.30	1,000	(57,786,021)

The December 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2024 and 2023, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2025	1,370	$71.25	1,000	$97,612,500
WTI Crude Oil (NYMEX)	Long	June 2025	1,400	70.17	1,000	98,238,000
WTI Crude Oil (NYMEX)	Long	December 2025	1,423	68.19	1,000	97,034,370

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.6842	$150,153,809
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.6842	237,329,164
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.6842	72,097,418
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.6842	180,148,868
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.6842	114,210,193

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2024	2,085	$ 71.84	1,000	$ 149,786,400
WTI Crude Oil (NYMEX)	Long	June 2024	2,185	72.12	1,000	157,582,200
WTI Crude Oil (NYMEX)	Long	December 2024	2,270	70.30	1,000	159,581,000

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$81.6342	$184,008,385
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	81.6342	228,781,478
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	81.6342	114,458,740
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	81.6342	173,660,597
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	81.6342	137,354,031

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2024 and 2023 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2024 and 2023, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2025	25,569	$3.10	10,000	$792,127,620

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2024	62,768	$2.33	10,000	$1,460,611,360

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2024 and 2023, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/25	5,751,921	1.0511	$6,045,796
Euro	UBS AG	Long	01/10/25	5,694,502	1.0511	5,985,285
Euro	Goldman Sachs International	Short	01/10/25	(58,000)	1.0554	(61,213)
Euro	UBS AG	Short	01/10/25	(287,000)	1.0405	(298,613)

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/19/24	6,949,921	1.0812	$7,514,530
Euro	UBS AG	Long	01/19/24	6,107,502	1.0812	6,603,566
Euro	Goldman Sachs International	Short	01/19/24	(102,000)	1.0908	(111,263)
Euro	UBS AG	Short	01/19/24	(75,000)	1.1043	(82,821)

The December 31, 2024 and 2023 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of December 31, 2024 and 2023 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2025	961	$2,641.00	100	$253,800,100

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$252.3576	$139,739,974
Bloomberg Gold Subindex	Goldman Sachs International	Long	252.3576	66,372,068
Bloomberg Gold Subindex	UBS AG	Long	252.3576	119,329,710

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2024	543	$2,071.80	100	$112,498,740

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$209.7737	$116,159,653
Bloomberg Gold Subindex	Goldman Sachs International	Long	209.7737	55,172,161
Bloomberg Gold Subindex	UBS AG	Long	209.7737	99,193,505

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2024 and 2023 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of December 31, 2024 and 2023 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2025	3,220	$29.24	5,000	$470,796,200

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$230.8971	$290,595,744
Bloomberg Silver Subindex	Goldman Sachs International	Long	230.8971	25,577,165
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	230.8971	173,531,177
Bloomberg Silver Subindex	UBS AG	Long	230.8971	163,326,725

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2024	2,609	$24.09	5,000	$314,201,870

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$201.5625	$149,709,309
Bloomberg Silver Subindex	Goldman Sachs International	Long	201.5625	22,327,683
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	201.5625	151,484,700
Bloomberg Silver Subindex	UBS AG	Long	201.5625	142,576,685

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2024 and 2023 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2024 and 2023, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	14,280	$17.52	1,000	$250,152,756
VIX Futures (Cboe)	Long	February 2025	9,884	17.87	1,000	176,634,987

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	21,109	$14.05	1,000	$296,606,781
VIX Futures (Cboe)	Long	February 2024	14,767	15.30	1,000	225,867,172

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of December 31, 2024 and 2023, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/25	7,308,549,056	0.006662	$48,686,512
Yen	UBS AG	Long	01/10/25	7,519,501,856	0.006653	50,029,811
Yen	Goldman Sachs International	Short	01/10/25	(66,274,000)	0.006608	(437,906)
Yen	UBS AG	Short	01/10/25	(730,519,000)	0.006541	(4,778,493)

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/19/24	4,094,365,056	0.006956	$28,479,995
Yen	UBS AG	Long	01/19/24	4,865,329,856	0.006932	33,725,255
Yen	Goldman Sachs International	Short	01/19/24	(17,917,000)	0.007066	(126,593)
Yen	UBS AG	Short	01/19/24	(446,432,000)	0.007081	(3,161,193)

The December 31, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2024 and 2023, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2025	1,140	$71.25	1,000	$(81,225,000)
WTI Crude Oil (NYMEX)	Short	June 2025	1,167	70.17	1,000	(81,888,390)
WTI Crude Oil (NYMEX)	Short	December 2025	1,186	68.19	1,000	(80,873,340)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2024	1,688	$71.84	1,000	$(121,265,920)
WTI Crude Oil (NYMEX)	Short	June 2024	1,769	72.12	1,000	(127,580,280)
WTI Crude Oil (NYMEX)	Short	December 2024	1,836	70.30	1,000	(129,070,800)

The December 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2024 and 2023, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2025	16,846	$3.10	10,000	$(521,889,080)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2024	12,109	$2.33	10,000	$(281,776,430)

The December 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2024 and 2023, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/10/25	3,395,000	1.0459	$3,550,930
Euro	Goldman Sachs International	Short	01/10/25	(38,554,263)	1.0514	(40,536,982)
Euro	UBS AG	Short	01/10/25	(45,657,199)	1.0495	(47,919,075)

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/19/24	5,315,000	1.0996	$5,844,378
Euro	UBS AG	Long	01/19/24	3,395,000	1.1019	3,740,853
Euro	Goldman Sachs International	Short	01/19/24	(41,248,263)	1.0808	(44,581,171)
Euro	UBS AG	Short	01/19/24	(38,689,199)	1.0817	(41,851,081)

The December 31, 2024 and 2023 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of December 31, 2024 and 2023 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2025	48	$2,641.00	100	$(12,676,800)

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$252.3576	$(4,743,641)
Bloomberg Gold Subindex	Goldman Sachs International	Short	252.3576	(6,217,082)
Bloomberg Gold Subindex	UBS AG	Short	252.3576	(9,616,126)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2024	31	$2,071.80	100	$(6,422,580)

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$209.7737	$(3,943,178)
Bloomberg Gold Subindex	Goldman Sachs International	Short	209.7737	(5,167,985)
Bloomberg Gold Subindex	UBS AG	Short	209.7737	(7,993,460)

The December 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2024 and 2023 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of December 31, 2024 and 2023 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2025	72	$29.24	5,000	$(10,527,120)

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$230.8971	$(20,658,992)
Bloomberg Silver Subindex	Goldman Sachs International	Short	230.8971	(11,342,358)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	230.8971	(1,564,559)
Bloomberg Silver Subindex	UBS AG	Short	230.8971	(3,340,644)

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2024	610	$24.09	5,000	$(73,462,300)

Swap Agreements as of December 31, 2023

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$201.5625	$(22,017,624)
Bloomberg Silver Subindex	Goldman Sachs International	Short	201.5625	(9,901,355)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	201.5625	(1,365,787)
Bloomberg Silver Subindex	UBS AG	Short	201.5625	(23,534,661)

The December 31, 2024 and 2023 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2024 and 2023 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of December 31, 2024 and 2023 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2024 and 2023, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/25	174,930,000	0.006611	$1,156,389
Yen	UBS AG	Long	01/10/25	340,324,000	0.006398	2,177,539
Yen	Goldman Sachs International	Short	01/10/25	(4,370,333,165)	0.006660	(29,106,767)
Yen	UBS AG	Short	01/10/25	(4,340,303,574)	0.006591	(28,604,919)

Foreign Currency Forward Contracts as of December 31, 2023

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/19/24	1,482,014,000	0.007038	$10,430,665
Yen	UBS AG	Long	01/19/24	346,657,000	0.007065	2,448,988
Yen	Goldman Sachs International	Short	01/19/24	(5,040,550,165)	0.006953	(35,045,374)
Yen	UBS AG	Short	01/19/24	(3,531,270,574)	0.006936	(24,493,802)

The December 31, 2024 and 2023 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2024 and 2023, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	298	$18.30	1,000	$5,453,400
VIX Futures (Cboe)	Long	May 2025	505	18.51	1,000	9,346,590
VIX Futures (Cboe)	Long	June 2025	505	18.63	1,000	9,405,625
VIX Futures (Cboe)	Long	July 2025	206	18.92	1,000	3,897,850

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	424	$16.95	1,000	$7,187,267
VIX Futures (Cboe)	Long	May 2024	721	17.36	1,000	12,515,262
VIX Futures (Cboe)	Long	June 2024	721	17.74	1,000	12,787,800
VIX Futures (Cboe)	Long	July 2024	297	18.10	1,000	5,375,700

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2024 and 2023, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2024 and 2023, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	4,473	$17.52	1,000	$78,356,672
VIX Futures (Cboe)	Long	February 2025	3,096	17.87	1,000	55,327,997

Futures Positions as of December 31, 2023

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2024	6,347	$ 14.05	1,000	$ 89,182,966
VIX Futures (Cboe)	Long	February 2024	4,444	15.30	1,000	67,972,758

The December 31, 2024 and 2023 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, September 30, 2024 and 2023, and December 31, 2024 and 2023 and the years ended December 31, 2024 and 2023 for each Fund, as applicable.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$2,397,290	$2,584,261	$4,269,606	$2,349,088	$11,600,245

Net realized and unrealized gain (loss)	$23,859,796	$22,594,697	$(11,689,567)	$(8,371,389)	$26,393,537
Net income (loss)	$26,257,086	$25,178,958	$(7,419,961)	$(6,022,301)	$37,993,782
Net increase (decrease) in net asset value per share	$4.69	$4.97	$(11.19)	$(0.13)	$(1.66)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,416,842	$1,696,752	$1,851,366	$2,242,087	$7,207,047

Net realized and unrealized gain (loss)	$32,759,325	$74,875,432	$3,968,176	$50,434,582	$162,037,515
Net income (loss)	$34,176,167	$76,572,184	$5,819,542	$52,676,669	$169,244,562
Net increase (decrease) in net asset value per share	$2.51	$10.48	$0.78	$8.57	$22.34

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$3,471,629	$5,118,436	$4,742,745	$5,200,539	$18,533,349

Net realized and unrealized gain (loss)	$148,214,947	$6,218,791	$(125,867,824)	$53,373,587	$81,939,501
Net income (loss)	$151,686,576	$11,337,227	$(121,125,079)	$58,574,126	$100,472,850
Net increase (decrease) in net asset value per share	$6.91	$0.32	$(8.15)	$2.13	$1.21

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$4,038,946	$4,038,791	$3,659,529	$3,723,236	$15,460,502

Net realized and unrealized gain (loss)	$(52,430,015)	$(30,875,638)	$272,727,215	$(174,633,840)	$14,787,722
Net income (loss)	$(48,391,069)	$(26,836,847)	$276,386,744	$(170,910,604)	$30,248,224
Net increase (decrease) in net asset value per share	$(3.73)	$(2.79)	$11.50	$(8.96)	$(3.98)

PROSHARES ULTRA BLOOMBERG NATURAL GAS*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$4,210,636	$4,256,254	$4,917,857	$3,759,559	$17,144,306

Net realized and unrealized gain (loss)	$(378,573,869)	$151,508,790	$(111,870,739)	$(5,708,999)	$(344,644,817)
Net income (loss)	$(374,363,233)	$155,765,044	$(106,952,882)	$(1,949,440)	$(327,500,511)
Net increase (decrease) in net asset value per share	$(77.06)	$12.30	$(19.27)	$(3.86)	$(87.89)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$5,489,641	$4,920,978	$6,034,053	$5,134,182	$21,578,854

Net realized and unrealized gain (loss)	$(1,114,644,554)	$41,170,109	$(173,392,209)	$(479,605,370)	$(1,726,472,024)
Net income (loss)	$(1,109,154,913)	$46,091,087	$(167,358,156)	$(474,471,188)	$(1,704,893,170)
Net increase (decrease) in net asset value per share	$(1,446.59)	$(21.41)	$(77.43)	$(127.25)	$(1,672.68)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$62,551	$56,873	$48,936	$45,628	$213,988

Net realized and unrealized gain (loss)	$(364,940)	$(157,183)	$369,686	$(898,401)	$(1,050,838)
Net income (loss)	$(302,389)	$(100,310)	$418,622	$(852,773)	$(836,850)
Net increase (decrease) in net asset value per share	$(0.52)	$(0.15)	$0.90	$(1.63)	$(1.40)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$72,991	$68,331	$63,747	$61,745	$266,814

Net realized and unrealized gain (loss)	$183,334	$(732)	$(484,785)	$486,969	$184,786
Net income (loss)	$256,325	$67,599	$(421,038)	$548,714	$451,600
Net increase (decrease) in net asset value per share	$0.22	$0.10	$(0.72)	$0.99	$0.59

PROSHARES ULTRA GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,567,439	$2,264,848	$2,677,335	$2,799,601	$9,309,223

Net realized and unrealized gain (loss)	$21,195,474	$14,341,132	$54,000,215	$(14,132,688)	$75,404,133
Net income (loss)	$22,762,913	$16,605,980	$56,677,550	$(11,333,087)	$84,713,356
Net increase (decrease) in net asset value per share	$8.16	$5.32	$19.10	$(2.96)	$29.62

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,213,285	$1,502,010	$1,415,082	$1,393,196	$5,523,573

Net realized and unrealized gain (loss)	$21,488,275	$(15,686,735)	$(17,416,551)	$30,440,370	$18,825,359
Net income (loss)	$22,701,560	$(14,184,725)	$(16,001,469)	$31,833,566	$24,348,932
Net increase (decrease) in net asset value per share	$7.77	$(4.50)	$(5.61)	$11.08	$8.74

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$2,732,914	$4,944,726	$6,019,174	$5,926,071	$19,622,885

Net realized and unrealized gain (loss)	$17,142,684	$133,401,184	$53,434,770	$(118,329,411)	$85,649,227
Net income (loss)	$19,875,598	$138,345,910	$59,453,944	$(112,403,340)	$105,272,112
Net increase (decrease) in net asset value per share	$1.24	$8.91	$3.10	$(6.98)	$6.27

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,476,275	$2,677,602	$2,424,022	$2,552,347	$10,130,246

Net realized and unrealized gain (loss)	$(6,391,744)	$(54,401,899)	$(30,033,136)	$38,905,327	$(51,921,452)
Net income (loss)	$(3,915,469)	$(51,724,297)	$(27,609,114)	$41,457,674	$(41,791,206)
Net increase (decrease) in net asset value per share	$(0.65)	$(4.06)	$(2.28)	$2.53	$(4.46)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,517,995	$1,263,439	$1,321,242	$1,336,110	$5,438,786

Net realized and unrealized gain (loss)	$(77,712,023)	$(45,714,246)	$(22,041,465)	$54,218,443	$(91,249,291)
Net income (loss)	$(76,194,028)	$(44,450,807)	$(20,720,223)	$55,554,553	$(85,810,505)
Net increase (decrease) in net asset value per share	$(10.71)	$(7.88)	$1.36	$(4.17)	$(21.40)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$2,141,823	$2,581,004	$1,830,246	$1,933,071	$8,486,144

Net realized and unrealized gain (loss)	$(180,203,681)	$(471,615,533)	$(33,733,037)	$(249,182,642)	$(934,734,893)
Net income (loss)	$(178,061,858)	$(469,034,529)	$(31,902,791)	$(247,249,571)	$(926,248,749)
Net increase (decrease) in net asset value per share	$(112.16)	$(138.85)	$(11.43)	$(38.82)	$(301.26)

PROSHARES ULTRA YEN

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2024
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
Net investment income (loss)		$293,018		$384,185		$422,494		$348,951		$1,448,648

Net realized and unrealized gain (loss)		$(5,610,506)		$(6,208,035)		$9,452,623		$(9,930,668)		$(12,296,586)
Net income (loss)		$(5,317,488)		$(5,823,850)		$9,875,117		$(9,581,717)		$(10,847,938)
Net increase (decrease) in net asset value per share		$(4.13)		$(3.10)		$4.53		$(4.53)		$(7.23)

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2023
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
Net investment income (loss)		$89,558		$89,650		$138,386		$203,896		$521,490

Net realized and unrealized gain (loss)		$(792,875)		$(2,118,251)		$(1,577,564)		$2,385,924		$(2,102,766)
Net income (loss)		$(703,317)		$(2,028,601)		$(1,439,178)		$2,589,820		$(1,581,276)
Net increase (decrease) in net asset value per share		$(1.49)		$(5.65)		$(2.39)		$2.45		$(7.08)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2024
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
Net investment income (loss)		$1,737,221		$1,805,686		$1,451,008		$865,870		$5,859,785

Net realized and unrealized gain (loss)		$(46,957,955)		$(1,695,519)		$40,796,054		$(11,807,683)		$(19,665,103)
Net income (loss)		$(45,220,734)		$110,167		$42,247,062		$(10,941,813)		$(13,805,318)
Net increase (decrease) in net asset value per share		$(4.83)		$(0.35)		$3.95		$(2.59)		$(3.82)

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2023
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
Net investment income (loss)		$1,452,572		$1,140,772		$2,006,197		$1,867,545		$6,467,086

Net realized and unrealized gain (loss)		$38,570,997		$19,817,916		$(85,783,119)		$51,943,637		$24,549,431
Net income (loss)		$40,023,569		$20,958,688		$(83,776,922)		$53,811,182		$31,016,517
Net increase (decrease) in net asset value per share		$1.22		$0.47		$(8.76)		$3.89		$(3.18)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS*

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2024
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024
Net investment income (loss)		$807,347		$951,460		$762,495		$723,340		$3,244,642

Net realized and unrealized gain (loss)		$68,479,102		$(24,012,733)		$34,239,705		$(4,796,673)		$73,909,401
Net income (loss)		$69,286,449		$(23,061,273)		$35,002,200		$(4,073,333)		$77,154,043
Net increase (decrease) in net asset value per share		$28.42		$(27.10)		$5.15		$(10.91)		$(4.44)

	$		$		$		$		$
	Three Months Ended (unaudited)								Year Ended December 31, 2023
	March 31, 2023		June 30, 2023		September 30, 2023		December 31, 2023
Net investment income (loss)		$650,640		$782,210		$1,013,760		$946,312		$3,392,922

Net realized and unrealized gain (loss)		$138,446,168		$(12,512,257)		$33,288,197		$58,117,768		$217,339,876
Net income (loss)		$139,096,808		$(11,730,047)		$34,301,957		$59,064,080		$220,732,798
Net increase (decrease) in net asset value per share		$22.06		$(8.03)		$3.20		$17.32		$34.55

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$363,067	$338,894	$315,526	$272,961	$1,290,448

Net realized and unrealized gain (loss)	$2,028,513	$701,755	$(2,565,439)	$5,355,606	$5,520,435
Net income (loss)	$2,391,580	$1,040,649	$(2,249,913)	$5,628,567	$6,810,883
Net increase (decrease) in net asset value per share	$1.81	$0.89	$(1.94)	$4.99	$5.75

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$485,552	$462,645	$412,212	$386,045	$1,746,454

Net realized and unrealized gain (loss)	$(1,266,100)	$(489,473)	$3,084,236	$(3,345,725)	$(2,017,062)
Net income (loss)	$(780,548)	$(26,828)	$3,496,448	$(2,959,680)	$(270,608)
Net increase (decrease) in net asset value per share	$(0.42)	$0.06	$2.33	$(2.27)	$(0.30)

PROSHARES ULTRASHORT GOLD

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$109,867	$136,135	$113,799	$147,781	$507,582

Net realized and unrealized gain (loss)	$(1,742,392)	$(1,252,038)	$(3,172,512)	$527,247	$(5,639,695)
Net income (loss)	$(1,632,525)	$(1,115,903)	$(3,058,713)	$675,028	$(5,132,113)
Net increase (decrease) in net asset value per share	$(2.94)	$(1.85)	$(4.35)	$0.31	$(8.83)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$94,828	$139,578	$108,638	$93,511	$436,555

Net realized and unrealized gain (loss)	$(1,686,583)	$1,205,770	$1,184,818	$(2,536,900)	$(1,832,895)
Net income (loss)	$(1,591,755)	$1,345,348	$1,293,456	$(2,443,389)	$(1,396,340)
Net increase (decrease) in net asset value per share	$(4.22)	$2.02	$3.24	$(5.75)	$(4.71)

PROSHARES ULTRASHORT SILVER*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$284,271	$444,517	$507,144	$118,447	$1,354,379

Net realized and unrealized gain (loss)	$4,361,418	$(11,167,314)	$(3,527,024)	$4,637,647	$(5,695,273)
Net income (loss)	$4,645,689	$(10,722,797)	$(3,019,880)	$4,756,094	$(4,340,894)
Net increase (decrease) in net asset value per share	$(5.27)	$(22.41)	$(6.87)	$4.39	$(30.16)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$134,207	$232,359	$245,155	$179,238	$790,959

Net realized and unrealized gain (loss)	$1,530,387	$6,762,984	$6,983,201	$1,699,006	$16,975,578
Net income (loss)	$1,664,594	$6,995,343	$7,228,356	$1,878,244	$17,766,537
Net increase (decrease) in net asset value per share	$(3.28)	$7.43	$3.80	$(13.21)	$(5.26)

PROSHARES ULTRASHORT YEN*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$249,284	$359,294	$356,054	$204,134	$1,168,766

Net realized and unrealized gain (loss)	$4,646,964	$5,947,436	$(8,379,969)	$6,079,090	$8,293,521
Net income (loss)	$4,896,248	$6,306,730	$(8,023,915)	$6,283,224	$9,462,287
Net increase (decrease) in net asset value per share	$6.53	$6.66	$(8.72)	$8.75	$13.22

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$153,388	$197,175	$215,363	$253,043	$818,969

Net realized and unrealized gain (loss)	$831,525	$4,515,794	$2,019,962	$(2,674,660)	$4,692,621
Net income (loss)	$984,913	$4,712,969	$2,235,325	$(2,421,617)	$5,511,590
Net increase (decrease) in net asset value per share	$1.15	$5.98	$3.57	$(3.10)	$7.60

PROSHARES VIX MID-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$392,110	$838,943	$290,687	$273,392	$1,795,132

Net realized and unrealized gain (loss)	$(3,315,400)	$(7,854,039)	$3,168,967	$(1,924,467)	$(9,924,939)
Net income (loss)	$(2,923,290)	$(7,015,096)	$3,459,654	$(1,651,075)	$(8,129,807)
Net increase (decrease) in net asset value per share	$(0.89)	$(1.56)	$0.78	$(0.56)	$(2.23)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$477,188	$492,463	$461,209	$401,747	$1,832,607

Net realized and unrealized gain (loss)	$(11,238,260)	$(16,618,435)	$(3,309,969)	$(6,502,972)	$(37,669,636)
Net income (loss)	$(10,761,072)	$(16,125,972)	$(2,848,760)	$(6,101,225)	$(35,837,029)
Net increase (decrease) in net asset value per share	$(3.62)	$(6.30)	$(1.07)	$(2.68)	$(13.67)

PROSHARES VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,348,356	$1,239,189	$1,120,410	$1,208,710	$4,916,665

Net realized and unrealized gain (loss)	$(28,784,954)	$(23,490,145)	$52,645,089	$(10,133,781)	$(9,763,791)
Net income (loss)	$(27,436,598)	$(22,250,956)	$53,765,499	$(8,925,071)	$(4,847,126)
Net increase (decrease) in net asset value per share	$(10.27)	$(8.39)	$5.62	$(3.90)	$(16.94)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net investment income (loss)	$1,455,917	$1,765,342	$1,721,249	$1,580,823	$6,523,331

Net realized and unrealized gain (loss)	$(44,966,668)	$(148,543,165)	$(13,108,851)	$(68,618,049)	$(275,236,733)
Net income (loss)	$(43,510,751)	$(146,777,823)	$(11,387,602)	$(67,037,226)	$(268,713,402)
Net increase (decrease) in net asset value per share	$(47.38)	$(80.82)	$(6.55)	$(31.27)	$(166.02)

See the Index to Financial Statements on Page 103 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and Funds maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the 1934 Act is accumulated and communicated to Management, including to our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

A material weakness in internal control over financial reporting with respect to controls related to the classification of the Futures Commission Merchant (“FCM”) Accounts, described below, was previously disclosed in Part II Item 9A Controls and Procedures in our Amended Annual Report on Form 10-K for the year ended December 31, 2023 and our Amended Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024 and our Quarterly Report on Form 10-Q for the period ended September 30, 2024. With the participation of management, the principal executive officer and principal financial officer of the Trust evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act and, as a result of the material weakness described below, concluded that they were not effective as of December 31, 2024.

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

Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2024. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on that evaluation, management concluded that the Trust’s and the Funds’ internal control over financial reporting was not effective as of December 31, 2024 because of the material weakness described herein.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Material Weakness with respect to Controls Related to the Classification of the Futures Commission Merchant (“FCM”) Accounts (“Futures accounts”)

In response to the identified material weakness with respect to controls related to the classification of the components of the futures accounts, Management has commenced efforts on a comprehensive remediation plan to enhance its internal controls over financial reporting with respect to controls related to the classification of the futures accounts. The remediation measures taken include:

•

Working with the Funds’ Administrator to enhance specific procedures relating to the classification of Futures Commission Merchant balances by individual futures broker for financial reporting purposes.

•	Implementing additional levels of review relating to the classification of Futures Commission Merchant balances for financial reporting purposes.

We believe we have made substantial progress toward achieving the effectiveness of our internal control over financial reporting with respect to controls related to the classification of futures accounts. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Management may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness related to the classification of the components of the futures accounts. Other than the changes to our internal control over financial reporting described under Remediation Plan for Material Weakness with respect to Controls Related to the Classification of the Futures Commission Merchant FCM (“FCM”) Accounts (“Futures Accounts”) , there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
under the Securities Act of 1933, as amended) for the three month period ended December 31, 2024.
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
As of December 31, 2024, the Sponsor serves as the Trust’s commodity pool operator.
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
Background and Principals
As of December 31, 2024, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied
and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied
and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7272 Wisconsin Avenue, 21 st
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
Insider Trading Policy
The Trust has
adopted
an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.
Code of Ethics
The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: ProShare Capital Management LLC, Attn: General Counsel, 7272 Wisconsin Avenue, 21
st
Floor, Bethesda, MD 20814.
Item 11. Executive Compensation.
The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the
T
rust, or the members or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2024, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short VIX Short-Term Futures ETF	$3,421,991
ProShares Ultra Bloomberg Crude Oil	5,484,869
ProShares Ultra Bloomberg Natural Gas	5,578,019
ProShares Ultra Euro	56,629
ProShares Ultra Gold	2,352,382
ProShares Ultra Silver	5,144,179
ProShares Ultra VIX Short-Term Futures ETF	2,534,346
ProShares Ultra Yen	405,325
ProShares UltraShort Bloomberg Crude Oil	1,518,281
ProShares UltraShort Bloomberg Natural Gas	1,092,378
ProShares UltraShort Euro	360,078
ProShares UltraShort Gold	155,523
ProShares UltraShort Silver	443,177
ProShares UltraShort Yen	324,236
ProShares VIX Mid-Term Futures ETF	428,613
ProShares VIX Short-Term Futures ETF	1,296,599
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.
Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$545,280	$645,280
Audit-Related Fees	30,700	40,200
Tax Fees	3,174,547	3,593,755
All Other Fees	—	—

Combined Trust:	$3,750,527	$4,279,235

Audit fees for the year ended December 31, 2024 consist of fees paid to PwC for the audit of the Funds’ December 31, 2024 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2024, for the review of the financial statements included in each Form
10-Q,
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

10
0

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

19.1	Insider Trading Policies and Procedures (7)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

97.1	Dodd Frank Recoupment Policy (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Incorporated by reference to Registrant’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2023, filed on November 18, 2024.
(7)	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: February 27, 2025

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 27, 2025

ProShares Trust II
Financial Statements as of December 31, 2024
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 248)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short VIX Short-Term Futures ETF	F-6
ProShares Ultra Bloomberg Crude Oil	F-11
ProShares Ultra Bloomberg Natural Gas	F-17
ProShares Ultra Euro	F-23
ProShares Ultra Gold	F-29
ProShares Ultra Silver	F-35
ProShares Ultra VIX Short-Term Futures ETF	F-41
ProShares Ultra Yen	F-47
ProShares UltraShort Bloomberg Crude Oil	F-53
ProShares UltraShort Bloomberg Natural Gas	F-59
ProShares UltraShort Euro	F-65
ProShares UltraShort Gold	F-71
ProShares UltraShort Silver	F-77
ProShares UltraShort Yen	F-83
ProShares VIX Mid-Term Futures ETF	F-89
ProShares VIX Short-Term Futures ETF	F-95
ProShares Trust II	F-101
Notes to Financial Statements	F-105

Report of Independent Registered Public Accounting Firm
To the Sponsor of ProShares Trust II and Shareholders of each of the individual sixteen funds listed in the table below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual sixteen funds listed in the table below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”) as of December 31, 2024 and 2023, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”). We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the sixteen funds listed in the table below as of December 31, 2024 and 2023, and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual sixteen funds listed in the table below did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to lack of controls over the presentation and disclosure of segregated cash balances with brokers for futures contracts, receivable on futures contracts and payable on futures contracts.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2024 combined and individual financial statements, and our opinion regarding the effectiveness of the Trust’s and each of the individual fund’s internal control over financial reporting does not affect our opinion on those combined and individual financial statements.

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
ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2024 and 2023, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024

(b)
Combined statements of financial condition as of December 31, 2024 and 2023, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024

Basis for Opinions
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
February 27, 2025

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $24,931,067 and $109,391,681, respectively)	$24,937,875	$109,410,342
Cash	160,200,226	54,492,235
Segregated cash balances with brokers for futures contracts	80,953,814	107,839,052
Receivable on open futures contracts	806,556	11,214,160
Interest receivable	438,452	456,930

Total assets	267,336,923	283,412,719

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,522,316
Payable on open futures contracts	1,011,830	447,611
Brokerage commissions and futures account fees payable	6,902	9,571
Payable to Sponso r	227,958	248,862

Total liabilities	1,246,690	16,228,360

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	266,090,233	267,184,359

Total liabilities and shareholders’ equity	$267,336,923	$283,412,719

Shares outstanding (Note 1)	5,318,614	5,168,614

Net asset value per share (Note 1)	$50.03	$51.69

Market value per share (Note 1) (Note 2)	$50.06	$51.70

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(9% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25	$25,000,000	$24,937,875

Total short-term U.S. government and agency obligations (cost $24,931,067)		$24,937,875

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2025	4,447	$77,901,212	$(3,491,718)
VIX Futures - Cboe, expires February 2025	3,080	55,042,064	482,967

			$(3,008,751)

^^	Rates shown represent discount rate at the time of purchase.
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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$15,966,194	$10,251,068	$3,512,477

Expenses
Management fee	3,421,991	2,500,560	3,901,784
Brokerage commissions	899,331	543,461	663,288
Futures account fees	44,627	—	381,085
Non-recurring fees and expenses	—	—	16,339

Total expenses	4,365,949	3,044,021	4,962,496

Net investment income (loss)	11,600,245	7,207,047	(1,450,019)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	42,037,096	160,516,553	21,454,600
Short-term U.S. government and agency obligations	17,669	(21,847)	(86,512)

Net realized gain (loss)	42,054,765	160,494,706	21,368,088

Change in net unrealized appreciation (depreciation) on
Futures contracts	(15,649,375)	1,548,243	(20,182,897)
Short-term U.S. government and agency obligations	(11,853)	(5,434)	59,620

Change in net unrealized appreciation (depreciation)	(15,661,228)	1,542,809	(20,123,277)

Net realized and unrealized gain (loss)	26,393,537	162,037,515	1,244,811

Net income (loss)	$37,993,782	$169,244,562	$(205,208)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$267,184,359	$339,591,638	$423,812,594

Addition of 19,900,000, 8,200,000 and 14,300,000 shares, respectively (Note 1)	961,069,086	282,356,336	366,101,636
Redemption of 19,750,000, 14,600,000 and 16,500,000 shares, respectively (Note 1)	(1,000,156,994)	(524,008,177)	(450,117,384)

Net addition (redemption) of 150,000, (6,400,000) and (2,200,000) shares, respectively (Note 1)	(39,087,908)	(241,651,841)	(84,015,748)

Net investment income (loss)	11,600,245	7,207,047	(1,450,019)
Net realized gain (loss)	42,054,765	160,494,706	21,368,088
Change in net unrealized appreciation (depreciation)	(15,661,228)	1,542,809	(20,123,277)

Net income (loss)	37,993,782	169,244,562	(205,208)

Shareholders’ equity, end of period	$266,090,233	$267,184,359	$339,591,638

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$37,993,782	$169,244,562	$(205,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(713,284,705)	(756,847,632)	(1,562,961,162)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	805,017,669	796,473,442	1,567,832,801
Net amortization and accretion on short-term U.S. government and agency obligations	(7,254,681)	(4,755,757)	(1,390,488)
Net realized (gain) loss on investments	(17,669)	21,847	86,512
Change in unrealized (appreciation) depreciation on investments	11,853	5,434	(59,620)
Decrease (Increase) in receivable on open futures contracts	10,407,604	28,912,469	59,417,709
Decrease (Increase) in interest receivable	18,478	19,000	(473,062)
Increase (Decrease) in payable to Sponsor	(20,904)	(93,604)	10,593
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,669)	(12,005)	(82,736)
Increase (Decrease) in payable on open futures contracts	564,219	447,611	—

Net cash provided by (used in) operating activities	133,432,977	233,415,367	62,175,339

Cash flow from financing activities
Proceeds from addition of shares	961,069,086	282,356,336	366,101,636
Payment on shares redeemed	(1,015,679,310)	(514,347,675)	(450,380,700)

Net cash provided by (used in) financing activities	(54,610,224)	(231,991,339)	(84,279,064)

Net increase (decrease) in cash	78,822,753	1,424,028	(22,103,725)
Cash, beginning of period	162,331,287	160,907,259	183,010,984

Cash, end of period	$241,154,040	$162,331,287	$160,907,259

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,724,267 and $233,435,026, respectively)	$99,751,500	$233,476,941
Cash	259,419,820	123,662,313
Segregated cash balances with brokers for futures contracts	42,171,314	70,781,753
Segregated cash balances with brokers for swap agreements	84,264,200	203,734,760
Unrealized appreciation on swap agreements	38,215,610	17,954,935
Receivable from capital shares sold	—	5,255,022
Receivable on open futures contracts	2,157,183	—
Interest receivable	692,226	568,017

Total assets	526,671,853	655,433,741

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,748,471	—
Payable on open futures contracts	70,422	2,099,944
Brokerage commissions and futures account fees payable	—	5,682
Payable to Sponso r	432,896	534,678

Total liabilities	3,251,789	2,640,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	523,420,064	652,793,437

Total liabilities and shareholders’ equity	$526,671,853	$655,433,741

Shares outstanding	19,043,096	24,843,096

Net asset value per share	$27.49	$26.28

Market value per share (Note 2)	$27.50	$26.10

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25 †	$100,000,000	$99,751,500

Total short-term U.S. government and agency obligations (cost $99,724,267)		$99,751,500

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2025	1,370	$97,612,500	$3,771,511
WTI Crude Oil - NYMEX, expires June 2025	1,400	98,238,000	3,697,279
WTI Crude Oil - NYMEX, expires December 2025	1,423	97,034,370	3,395,295

			$10,864,085

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/06/25	$150,153,809	$7,607,910
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/25	237,329,164	12,024,863
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/25	72,097,418	3,652,992
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/25	180,148,868	9,139,394
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/25	114,210,193	5,790,451

Total Unrealized Appreciation				$38,215,610

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$24,269,178	$22,579,489	$8,777,690

Expenses
Management fee	5,484,869	6,801,744	10,254,003
Brokerage commissions	250,960	317,243	512,547
Futures account fees	—	—	400,349
Non-recurring fees and expenses	—	—	32,416

Total expenses	5,735,829	7,118,987	11,199,315

Net investment income (loss)	18,533,349	15,460,502	(2,421,625)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	29,612,774	62,486,794	466,568,654
Swap agreements	17,688,247	38,380,744	262,267,915
Short-term U.S. government and agency obligations	13,170	(58,817)	(7,789)

Net realized gain (loss)	47,314,191	100,808,721	728,828,780

Change in net unrealized appreciation (depreciation) on
Futures contracts	14,379,317	(29,806,948)	(121,163,809)
Swap agreements	20,260,675	(56,204,642)	10,231,284
Short-term U.S. government and agency obligations	(14,682)	(9,409)	94,066

Change in net unrealized appreciation (depreciation)	34,625,310	(86,020,999)	(110,838,459)

Net realized and unrealized gain (loss)	81,939,501	14,787,722	617,990,321

Net income (loss)	$100,472,850	$30,248,224	$615,568,696

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$652,793,437	$859,094,274	$1,103,783,570

Addition of 32,800,000, 47,050,000 and 31,700,000 shares, respectively	888,444,388	1,174,232,354	1,045,684,983
Redemption of 38,600,000, 50,600,000 and 54,550,000 shares, respectively	(1,118,290,611)	(1,410,781,415)	(1,905,942,975)

Net addition (redemption) of (5,800,000), (3,550,000) and (22,850,000) shares, respectively	(229,846,223)	(236,549,061)	(860,257,992)

Net investment income (loss)	18,533,349	15,460,502	(2,421,625)
Net realized gain (loss)	47,314,191	100,808,721	728,828,780
Change in net unrealized appreciation (depreciation)	34,625,310	(86,020,999)	(110,838,459)

Net income (loss)	100,472,850	30,248,224	615,568,696

Shareholders’ equity, end of period	$523,420,064	$652,793,437	$859,094,274

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$100,472,850	$30,248,224	$615,568,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,578,595,349)	(9,464,242,100)	(25,166,543,607)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,729,650,742	9,559,522,567	25,708,412,141
Net amortization and accretion on short-term U.S. government and agency obligations	(17,331,464)	(15,360,627)	(6,489,697)
Net realized (gain) loss on investments	(13,170)	58,817	7,789
Change in unrealized (appreciation) depreciation on investments	(20,245,993)	56,214,051	(10,325,350)
Decrease (Increase) in receivable on open futures contracts	(2,157,183)	8,466,027	(8,466,027)
Decrease (Increase) in interest receivable	(124,209)	50,532	(615,026)
Increase (Decrease) in payable to Sponsor	(101,782)	(128,301)	(187,986)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,682)	(1,472)	(17,523)
Increase (Decrease) in payable on open futures contracts	(2,029,522)	2,099,944	(25,317,560)

Net cash provided by (used in) operating activities	209,519,238	176,927,662	1,106,025,850

Cash flow from financing activities
Proceeds from addition of shares	893,699,410	1,168,977,332	1,045,684,983
Payment on shares redeemed	(1,115,542,140)	(1,424,326,429)	(1,892,397,961)

Net cash provided by (used in) financing activities	(221,842,730)	(255,349,097)	(846,712,978)

Net increase (decrease) in cash	(12,323,492)	(78,421,435)	259,312,872
Cash, beginning of period	398,178,826	476,600,261	217,287,389

Cash, end of period	$385,855,334	$398,178,826	$476,600,261

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,724,267 and $64,445,510, respectively)	$99,751,500	$64,459,117
Cash	205,241,492	326,252,692
Segregated cash balances with brokers for futures contracts	117,769,697	374,861,689
Receivable from capital shares sold	10,966,643	4,281,925
Interest receivable	825,264	1,925,643

Total assets	434,554,596	771,781,066

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	19,366,361
Payable on open futures contracts	38,058,122	21,843,883
Brokerage commissions and futures account fees payable	13,669	52,349
Payable to Sponso r	401,306	625,665

Total liabilities	38,473,097	41,888,258

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	396,081,499	729,892,808

Total liabilities and shareholders’ equity	$434,554,596	$771,781,066

Shares outstanding (Note 1)	7,223,047	5,113,709

Net asset value per share (Note 1)	$54.84	$142.73

Market value per share (Note 1) (Note 2)	$55.82	$142.20

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25	$100,000,000	$99,751,500

Total short-term U.S. government and agency obligations (cost $99,724,267)		$99,751,500

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2025	25,569	$792,127,620	$97,239,201

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 9 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.417% due 02/20/24	$40,000,000	$39,713,352
5.382% due 03/12/24	25,000,000	24,745,765

Total short-term U.S. government and agency obligations (cost $ 64,445,510 )		$64,459,117

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2024	62,768	$1,460,611,360	$43,607,070

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$25,765,554	$34,926,670	$4,362,018

Expenses
Management fee	5,578,019	9,157,296	2,676,608
Brokerage commissions	2,815,764	3,527,713	626,331
Futures account fees	227,465	662,807	278,411
Non-recurring fees and expenses	—	—	15,397

Total expenses	8,621,248	13,347,816	3,596,747

Net investment income (loss)	17,144,306	21,578,854	765,271

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(398,292,227)	(2,054,254,551)	109,680,104
Swap agreements	—	(26,402,152)	—
Short-term U.S. government and agency obligations	1,653	892	(4,317)

Net realized gain (loss)	(398,290,574)	(2,080,655,811)	109,675,787

Change in net unrealized appreciation (depreciation) on
Futures contracts	53,632,131	354,221,039	(302,407,808)
Short-term U.S. government and agency obligations	13,626	(37,252)	65,140

Change in net unrealized appreciation (depreciation)	53,645,757	354,183,787	(302,342,668)

Net realized and unrealized gain (loss)	(344,644,817)	(1,726,472,024)	(192,666,881)

Net income (loss)	$(327,500,511)	$(1,704,893,170)	$(191,901,610)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$729,892,808	$586,151,113	$193,892,178

Addition of 35,420,000, 13,723,000 and 633,500 shares, respectively (Note 1)	2,177,844,801	4,896,232,861	2,558,661,553
Redemption of 33,310,662, 8,932,166 and 386,500 shares, respectively (Note 1)	(2,184,155,599)	(3,047,597,996)	(1,974,501,008)

Net addition (redemption) of 2,109,338, 4,790,834 and 247,000 shares, respectively (Note 1)	(6,310,798)	1,848,634,865	584,160,545

Net investment income (loss)	17,144,306	21,578,854	765,271
Net realized gain (loss)	(398,290,574)	(2,080,655,811)	109,675,787
Change in net unrealized appreciation (depreciation)	53,645,757	354,183,787	(302,342,668)

Net income (loss)	(327,500,511)	(1,704,893,170)	(191,901,610)

Shareholders’ equity, end of period	$396,081,499	$729,892,808	$586,151,113

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(327,500,511)	$(1,704,893,170)	$(191,901,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(738,233,545)	(11,178,803,468)	(2,226,855,145)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	709,956,736	11,391,373,123	2,056,848,583
Net amortization and accretion on short-term U.S. government and agency obligations	(7,000,295)	(13,804,974)	(2,270,335)
Net realized (gain) loss on investments	(1,653)	(892)	4,317
Change in unrealized (appreciation) depreciation on investments	(13,626)	37,252	(65,140)
Decrease (Increase) in receivable on open futures contracts	—	—	9,023,120
Decrease (Increase) in interest receivable	1,100,379	(1,271,721)	(652,792)
Increase (Decrease) in payable to Sponsor	(224,359)	175,151	303,324
Increase (Decrease) in brokerage commissions and futures account fees payable	(38,680)	17,107	(28,386)
Increase (Decrease) in payable on open futures contracts	16,214,239	18,676,841	(2,236,616)

Net cash provided by (used in) operating activities	(345,741,315)	(1,488,494,751)	(357,830,680)

Cash flow from financing activities
Proceeds from addition of shares	2,171,160,083	4,891,950,936	2,579,110,294
Payment on shares redeemed	(2,203,521,960)	(3,030,058,288)	(1,972,674,355)

Net cash provided by (used in) financing activities	(32,361,877)	1,861,892,648	606,435,939

Net increase (decrease) in cash	(378,103,192)	373,397,897	248,605,259
Cash, beginning of period	701,114,381	327,716,484	79,111,225

Cash, end of period	$323,011,189	$701,114,381	$327,716,484

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$5,285,126	$6,162,459
Segregated cash balances with brokers for foreign currency forward contracts	618,421	623,000
Unrealized appreciation on foreign currency forward contracts	2,312	308,424
Interest receivable	19,473	27,219

Total assets	5,925,332	7,121,102

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	4,736	5,612
Unrealized depreciation on foreign currency forward contracts	169,440	1,475

Total liabilities	174,176	7,087

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,751,156	7,114,015

Total liabilities and shareholders’ equity	$5,925,332	$7,121,102

Shares outstanding	550,000	600,000

Net asset value per share	$10.46	$11.86

Market value per share (Note 2)	$10.45	$11.84

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Foreign Currency Forward Contract
s
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/10/25	5,751,921	$5,960,572	$(85,224)
Euro with UBS AG	01/10/25	5,694,502	5,901,069	(84,216)

			Total Unrealized Depreciation	$(169,440)

Contracts to Sell
Euro with Goldman Sachs International	01/10/25	(58,000)	$(60,104)	$1,109
Euro with UBS AG	01/10/25	(287,000)	(297,410)	1,203

			Total Unrealized Appreciation	$2,312

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$270,617	$343,876	$149,251

Expenses
Management fee	56,629	77,062	100,481
Non-recurring fees and expenses	—	—	588

Total expenses	56,629	77,062	101,069

Net investment income (loss)	213,988	266,814	48,182

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(576,761)	293,493	(953,353)
Short-term U.S. government and agency obligations	—	—	(5,949)

Net realized gain (loss)	(576,761)	293,493	(959,302)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(474,077)	(108,707)	333,004
Short-term U.S. government and agency obligations	—	—	452

Change in net unrealized appreciation (depreciation)	(474,077)	(108,707)	333,456

Net realized and unrealized gain (loss)	(1,050,838)	184,786	(625,846)

Net income (loss)	$(836,850)	$451,600	$(577,664)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$7,114,015	$10,704,662	$8,659,095

Addition of 250,000, 300,000 and 1,550,000 shares, respectively	2,873,054	3,458,223	16,600,027
Redemption of 300,000, 650,000 and 1,250,000 shares, respectively	(3,399,063)	(7,500,470)	(13,976,796)

Net addition (redemption) of (50,000), (350,000) and 300,000 shares, respectively	(526,009)	(4,042,247)	2,623,231

Net investment income (loss)	213,988	266,814	48,182
Net realized gain (loss)	(576,761)	293,493	(959,302)
Change in net unrealized appreciation (depreciation)	(474,077)	(108,707)	333,456

Net income (loss)	(836,850)	451,600	(577,664)

Shareholders’ equity, end of period	$5,751,156	$7,114,015	$10,704,662

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(836,850)	$451,600	$(577,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(5,984,289)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	—	6,988,249
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(11,779)
Net realized (gain) loss on investments	—	—	5,949
Change in unrealized (appreciation) depreciation on investments	474,077	108,707	(333,456)
Decrease (Increase) in interest receivable	7,746	13,202	(40,268)
Increase (Decrease) in payable to Sponsor	(876)	(5,221)	6,987

Net cash provided by (used in) operating activities	(355,903)	568,288	53,729

Cash flow from financing activities
Proceeds from addition of shares	2,873,054	3,458,223	16,600,027
Payment on shares redeemed	(3,399,063)	(7,500,470)	(13,976,796)

Net cash provided by (used in) financing activities	(526,009)	(4,042,247)	2,623,231

Net increase (decrease) in cash	(881,912)	(3,473,959)	2,676,960
Cash, beginning of period	6,785,459	10,259,418	7,582,458

Cash, end of period	$5,903,547	$6,785,459	$10,259,418

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,793,200 and $59,496,177, respectively)	$74,813,625	$59,507,594
Cash	203,750,372	92,898,206
Segregated cash balances with brokers for futures contracts	11,408,000	4,523,500
Segregated cash balances with brokers for swap agreements	—	31,930,271
Unrealized appreciation on swap agreements	—	3,078,593
Receivable on open futures contracts	1,952,335	—
Interest receivable	371,587	276,736

Total assets	292,295,919	192,214,900

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	564,042
Payable to Sponso r	238,455	148,835
Unrealized depreciation on swap agreements	2,348,132	—

Total liabilities	2,586,587	712,877

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	289,709,332	191,502,023

Total liabilities and shareholders’ equity	$292,295,919	$192,214,900

Shares outstanding	3,100,000	3,000,000

Net asset value per share	$93.45	$63.83

Market value per share (Note 2)	$93.48	$63.87

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25 †	$75,000,000	$74,813,625

Total short-term U.S. government and agency obligations (cost $74,793,200)		$74,813,625

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2025	961	$253,800,100	$(423,408)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/25	$139,739,974	$(1,008,254)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/25	66,372,068	(478,889)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/25	119,329,710	(860,989)

			Total Unrealized Depreciation	$(2,348,132)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(31% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.345% due 02/01/24	$10,000,000	$9,956,000
5.417% due 02/20/24 †	20,000,000	19,856,676
5.382% due 03/12/24 †	30,000,000	29,694,918

Total short-term U.S. government and agency obligations (cost $59,496,177)		$59,507,594

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2024	543	$112,498,740	$4,096,275
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/08/24	$116,159,653	$1,321,903
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/08/24	55,172,161	627,862
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/08/24	99,193,505	1,128,828

			Total Unrealized Appreciation	$3,078,593

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$11,701,123	$7,285,355	$2,321,780

Expenses
Management fee	2,352,382	1,735,128	2,259,459
Brokerage commissions	39,518	26,654	49,272
Futures account fees	—	—	28,169
Non-recurring fees and expenses	—	—	6,758

Total expenses	2,391,900	1,761,782	2,343,658

Net investment income (loss)	9,309,223	5,523,573	(21,878)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	25,752,832	849,905	(23,226,760)
Swap agreements	59,585,690	20,579,249	(9,683,190)
Short-term U.S. government and agency obligations	3,011	(28,324)	(708)

Net realized gain (loss)	85,341,533	21,400,830	(32,910,658)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,519,683)	854,187	2,587,194
Swap agreements	(5,426,725)	(3,417,873)	(2,142,722)
Short-term U.S. government and agency obligations	9,008	(11,785)	31,050

Change in net unrealized appreciation (depreciation)	(9,937,400)	(2,575,471)	475,522

Net realized and unrealized gain (loss)	75,404,133	18,825,359	(32,435,136)

Net income (loss)	$84,713,356	$24,348,932	$(32,457,014)

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$191,502,023	$173,524,136	$232,780,534

Addition of 2,250,000, 1,000,000 and 1,750,000 shares, respectively	190,246,217	60,924,667	110,166,409
Redemption of 2,150,000, 1,150,000 and 2,500,000 shares, respectively	(176,752,264)	(67,295,712)	(136,965,793)

Net addition (redemption) of 100,000, (150,000) and (750,000) shares, respectively	13,493,953	(6,371,045)	(26,799,384)

Net investment income (loss)	9,309,223	5,523,573	(21,878)
Net realized gain (loss)	85,341,533	21,400,830	(32,910,658)
Change in net unrealized appreciation (depreciation)	(9,937,400)	(2,575,471)	475,522

Net income (loss)	84,713,356	24,348,932	(32,457,014)

Shareholders’ equity, end of period	$289,709,332	$191,502,023	$173,524,136

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$84,713,356	$24,348,932	$(32,457,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(816,791,412)	(995,083,303)	(1,097,341,793)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	810,003,011	1,069,750,481	1,177,997,412
Net amortization and accretion on short-term U.S. government and agency obligations	(8,505,611)	(5,091,392)	(1,792,446)
Net realized (gain) loss on investments	(3,011)	28,324	708
Change in unrealized (appreciation) depreciation on investments	5,417,717	3,429,658	2,111,672
Decrease (Increase) in receivable on open futures contracts	(1,952,335)	8,169	936,475
Decrease (Increase) in interest receivable	(94,851)	(150,141)	(125,905)
Increase (Decrease) in payable to Sponsor	89,620	8,485	(38,006)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	—	(4,034)
Increase (Decrease) in payable on open futures contracts	(564,042)	564,042	—

Net cash provided by (used in) operating activities	72,312,442	97,813,255	49,287,069

Cash flow from financing activities
Proceeds from addition of shares	190,246,217	60,924,667	110,166,409
Payment on shares redeemed	(176,752,264)	(67,295,712)	(136,965,793)

Net cash provided by (used in) financing activities	13,493,953	(6,371,045)	(26,799,384)

Net increase (decrease) in cash	85,806,395	91,442,210	22,487,685
Cash, beginning of period	129,351,977	37,909,767	15,422,082

Cash, end of period	$215,158,372	$129,351,977	$37,909,767

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $124,655,333 and $114,255,151, respectively)	$124,689,375	$114,276,025
Cash	376,597,126	160,468,637
Segregated cash balances with brokers for futures contracts	38,668,750	23,499,000
Segregated cash balances with brokers for swap agreements	76,561,398	95,226,292
Receivable from capital shares sold	—	2,728,828
Interest receivable	851,132	598,623

Total assets	617,367,781	396,797,405

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,258,150	3,503,958
Payable to Sponso r	507,430	319,853
Unrealized depreciation on swap agreements	52,518,908	2,827,221

Total liabilities	55,284,488	6,651,032

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	562,083,293	390,146,373

Total liabilities and shareholders’ equity	$617,367,781	$396,797,405

Shares outstanding	16,746,526	14,296,526

Net asset value per share	$33.56	$27.29

Market value per share (Note 2)	$33.67	$27.17

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25 †	$125,000,000	$124,689,375

Total short-term U.S. government and agency obligations (cost $124,655,333)		$124,689,375

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2025	3,220	$470,796,200	$(28,903,535)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/25	$290,595,744	$(23,367,397)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/25	25,577,165	(2,057,658)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/25	173,531,177	(13,960,418)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/25	163,326,725	(13,133,435)

			Total Unrealized Depreciation	$(52,518,908)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$40,000,000	$39,905,956
5.345% due 02/01/24 †	10,000,000	9,956,000
5.417% due 02/20/24 †	25,000,000	24,820,845
5.382% due 03/12/24 †	40,000,000	39,593,224

Total short-term U.S. government and agency obligations (cost $114,255,151)		$114,276,025

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2024	2,609	$314,201,870	$12,400,748
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/08/24	$149,709,309	$(906,324)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/08/24	22,327,683	(135,877)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/08/24	151,484,700	(921,875)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/08/24	142,576,685	(863,145)

			Total Unrealized Depreciation	$(2,827,221)

†	All or partial amount pledged as collateral for swap agreements.
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

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$24,945,342	$13,905,665	$3,844,119

Expenses
Management fee	5,144,179	3,644,422	4,008,030
Brokerage commissions	178,278	130,997	135,647
Futures account fees	—	—	26,693
Non-recurring fees and expenses	—	—	14,619

Total expenses	5,322,457	3,775,419	4,184,989

Net investment income (loss)	19,622,885	10,130,246	(340,870)
Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	60,089,642	(223,436)	(11,586,506)
Swap agreements	116,537,615	7,445,439	(57,315,486)
Short-term U.S. government and agency obligations	4,772	(46,857)	(7,717)

Net realized gain (loss)	176,632,029	7,175,146	(68,909,709)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(41,304,283)	(17,025,826)	26,920,029
Swap agreements	(49,691,687)	(42,051,433)	(1,367,487)
Short-term U.S. government and agency obligations	13,168	(19,339)	63,467

Change in net unrealized appreciation (depreciation)	(90,982,802)	(59,096,598)	25,616,009

Net realized and unrealized gain (loss)	85,649,227	(51,921,452)	(43,293,700)

Net income (loss)	$105,272,112	$(41,791,206)	$(43,634,570)

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$390,146,373	$414,285,878	$515,453,594

Addition of 15,750,000, 7,100,000 and 6,350,000 shares, respectively	563,194,168	187,169,422	169,562,602
Redemption of 13,300,000, 5,850,000 and 8,100,000 shares, respectively	(496,529,360)	(169,517,721)	(227,095,748)

Net addition (redemption) of 2,450,000, 1,250,000 and (1,750,000) shares, respectively	66,664,808	17,651,701	(57,533,146)

Net investment income (loss)	19,622,885	10,130,246	(340,870)
Net realized gain (loss)	176,632,029	7,175,146	(68,909,709)
Change in net unrealized appreciation (depreciation)	(90,982,802)	(59,096,598)	25,616,009

Net income (loss)	105,272,112	(41,791,206)	(43,634,570)

Shareholders’ equity, end of period	$562,083,293	$390,146,373	$414,285,878

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$105,272,112	$(41,791,206)	$(43,634,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,660,687,822)	(2,963,529,540)	(5,011,869,884)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,666,998,259	3,087,588,221	5,237,963,012
Net amortization and accretion on short-term U.S. government and agency obligations	(16,705,847)	(9,743,268)	(2,822,030)
Net realized (gain) loss on investments	(4,772)	46,857	7,717
Change in unrealized (appreciation) depreciation on investments	49,678,519	42,070,772	1,304,020
Decrease (Increase) in receivable on open futures contracts	—	—	1,384,919
Decrease (Increase) in interest receivable	(252,509)	(297,911)	(299,130)
Increase (Decrease) in payable to Sponsor	187,577	(24,614)	(48,021)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	—	(9,833)
Increase (Decrease) in payable on open futures contracts	(1,245,808)	1,555,056	1,948,902

Net cash provided by (used in) operating activities	143,239,709	115,874,367	183,925,102

Cash flow from financing activities
Proceeds from addition of shares	565,922,996	184,440,594	169,562,602
Payment on shares redeemed	(496,529,360)	(171,133,103)	(228,964,136)

Net cash provided by (used in) financing activities	69,393,636	13,307,491	(59,401,534)

Net increase (decrease) in cash	212,633,345	129,181,858	124,523,568
Cash, beginning of period	279,193,929	150,012,071	25,488,503

Cash, end of period	$491,827,274	$279,193,929	$150,012,071

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $24,931,067 and $—, respectively)	$24,937,875	$—
Cash	88,749,502	86,615,956
Segregated cash balances with brokers for futures contracts	161,872,327	250,795,661
Receivable on open futures contracts	9,002,751	10,559,699
Interest receivable	803,191	924,148

Total assets	285,365,646	348,895,464

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	613,972	—
Brokerage commissions and futures account fees payable	24,616	36,088
Payable to Sponso r	274,998	303,633

Total liabilities	913,586	339,721

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	284,452,060	348,555,743

Total liabilities and shareholders’ equity	$285,365,646	$348,895,464

Shares outstanding (Note 1)	13,693,643	8,264,892

Net asset value per share (Note 1)	$20.77	$42.17

Market value per share (Note 1) (Note 2)	$20.72	$42.20

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(9% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25	$25,000,000	$24,937,875

Total short-term U.S. government and agency obligations (cost $24,931,067)		$24,937,875

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2025	14,280	$250,152,756	$15,626,836
VIX Futures - Cboe, expires February 2025	9,884	176,634,987	(1,650,844)

			$13,975,992

^^	Rates shown represent discount rate at the time of purchase.
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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$10,412,156	$15,951,926	$8,744,418

Expenses
Management fee	2,534,346	4,392,607	8,937,342
Brokerage commissions	2,159,377	2,596,882	3,993,956
Futures account fees	279,647	476,293	1,749,320
Non-recurring fees and expenses	—	—	37,189

Total expenses	4,973,370	7,465,782	14,717,807

Net investment income (loss)	5,438,786	8,486,144	(5,973,389)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(136,430,513)	(940,116,773)	(173,487,606)
Swap agreements	—	—	22,556,586
Short-term U.S. government and agency obligations	14,511	13,721	(368,413)

Net realized gain (loss)	(136,416,002)	(940,103,052)	(151,299,433)

Change in net unrealized appreciation (depreciation) on
Futures contracts	45,159,903	5,371,542	89,801,304
Swap agreements	—	—	477,437
Short-term U.S. government and agency obligations	6,808	(3,383)	68,399

Change in net unrealized appreciation (depreciation)	45,166,711	5,368,159	90,347,140

Net realized and unrealized gain (loss)	(91,249,291)	(934,734,893)	(60,952,293)

Net income (loss)	$(85,810,505)	$(926,248,749)	$(66,925,682)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$348,555,743	$639,318,362	$816,679,636

Addition of 54,000,000, 12,562,000 and 5,483,000 shares, respectively (Note 1)	1,359,968,222	1,481,923,040	3,377,960,087
Redemption of 48,571,249, 6,158,677 and 4,938,000 shares, respectively (Note 1)	(1,338,261,400)	(846,436,910)	(3,488,395,679)

Net addition (redemption) of 5,428,751, 6,403,323 and 545,000 shares, respectively (Note 1)	21,706,822	635,486,130	(110,435,592)

Net investment income (loss)	5,438,786	8,486,144	(5,973,389)
Net realized gain (loss)	(136,416,002)	(940,103,052)	(151,299,433)
Change in net unrealized appreciation (depreciation)	45,166,711	5,368,159	90,347,140

Net income (loss)	(85,810,505)	(926,248,749)	(66,925,682)

Shareholders’ equity, end of period	$284,452,060	$348,555,743	$639,318,362

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(85,810,505)	$(926,248,749)	$(66,925,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(358,565,760)	(1,592,777,850)	(6,484,457,979)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	336,137,249	1,630,711,623	6,673,261,241
Net amortization and accretion on short-term U.S. government and agency obligations	(2,488,045)	(3,191,063)	(2,175,055)
Net realized (gain) loss on investments	(14,511)	(13,721)	368,413
Change in unrealized (appreciation) depreciation on investments	(6,808)	3,383	(545,836)
Decrease (Increase) in receivable on open futures contracts	1,556,948	11,099,936	11,938,053
Decrease (Increase) in interest receivable	120,957	322,254	(1,241,342)
Increase (Decrease) in payable to Sponsor	(28,635)	(266,796)	(41,407)
Increase (Decrease) in brokerage commissions and futures account fees payable	(11,472)	(22,684)	(109,083)
Increase (Decrease) in payable on open futures contracts	613,972	(904,685)	(8,542,771)

Net cash provided by (used in) operating activities	(108,496,610)	(881,288,352)	121,528,552

Cash flow from financing activities
Proceeds from addition of shares	1,359,968,222	1,481,923,040	3,377,960,087
Payment on shares redeemed	(1,338,261,400)	(846,436,910)	(3,488,395,679)

Net cash provided by (used in) financing activities	21,706,822	635,486,130	(110,435,592)

Net increase (decrease) in cash	(86,789,788)	(245,802,222)	11,092,960
Cash, beginning of period	337,411,617	583,213,839	572,120,879

Cash, end of period	$250,621,829	$337,411,617	$583,213,839

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$39,802,626	$27,001,312
Segregated cash balances with brokers for foreign currency forward contracts	8,805,479	2,976,399
Unrealized appreciation on foreign currency forward contracts	146,194	1,534,924
Interest receivable	149,992	104,541

Total assets	48,904,291	31,617,176

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,373,167
Payable to Sponso r	37,154	22,600
Unrealized depreciation on foreign currency forward contracts	4,361,491	15,639

Total liabilities	4,398,645	1,411,406

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,505,646	30,205,770

Total liabilities and shareholders’ equity	$48,904,291	$31,617,176

Shares outstanding	2,199,970	1,099,970

Net asset value per share	$20.23	$27.46

Market value per share (Note 2)	$20.35	$27.49

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/10/25	7,308,549,056	$46,506,241	$(2,180,271)
Yen with UBS AG	01/10/25	7,519,501,856	47,848,591	(2,181,220)

			Total Unrealized Depreciation	$(4,361,491)

Contracts to Sell
Yen with Goldman Sachs International	01/10/25	(66,274,000)	$(421,719)	$16,187
Yen with UBS AG	01/10/25	(730,519,000)	(4,648,486)	130,007

			Total Unrealized Appreciation	$146,194

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$1,853,973	$667,026	$120,631

Expenses
Management fee	405,325	145,536	65,070
Non-recurring fees and expenses	—	—	508

Total expenses	405,325	145,536	65,578

Net investment income (loss)	1,448,648	521,490	55,053

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(6,562,004)	(2,637,502)	(1,141,826)
Short-term U.S. government and agency obligations	—	—	1,548

Net realized gain (loss)	(6,562,004)	(2,637,502)	(1,140,278)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(5,734,582)	534,736	1,077,661

Change in net unrealized appreciation (depreciation)	(5,734,582)	534,736	1,077,661

Net realized and unrealized gain (loss)	(12,296,586)	(2,102,766)	(62,617)

Net income (loss)	$(10,847,938)	$(1,581,276)	$(7,564)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$30,205,770	$13,814,796	$2,362,849

Addition of 2,050,000, 1,000,000 and 500,000 shares, respectively	48,124,281	27,033,889	15,919,421
Redemption of 950,000, 300,000 and 150,000 shares, respectively	(22,976,467)	(9,061,639)	(4,459,910)

Net addition (redemption) of 1,100,000, 700,000 and 350,000 shares, respectively	25,147,814	17,972,250	11,459,511

Net investment income (loss)	1,448,648	521,490	55,053
Net realized gain (loss)	(6,562,004)	(2,637,502)	(1,140,278)
Change in net unrealized appreciation (depreciation)	(5,734,582)	534,736	1,077,661

Net income (loss)	(10,847,938)	(1,581,276)	(7,564)

Shareholders’ equity, end of period	$44,505,646	$30,205,770	$13,814,796

See accompanying notes to
fin
ancial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(10,847,938)	$(1,581,276)	$(7,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(995,769)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	—	1,001,548
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(4,231)
Net realized (gain) loss on investments	—	—	(1,548)
Change in unrealized (appreciation) depreciation on investments	5,734,582	(534,736)	(1,077,661)
Decrease (Increase) in interest receivable	(45,451)	(65,337)	(39,109)
Increase (Decrease) in payable to Sponsor	14,554	11,685	8,961

Net cash provided by (used in) operating activities	(5,144,253)	(2,169,664)	(1,115,373)

Cash flow from financing activities
Proceeds from addition of shares	48,124,281	27,033,889	15,919,421
Payment on shares redeemed	(24,349,634)	(7,688,472)	(4,459,910)

Net cash provided by (used in) financing activities	23,774,647	19,345,417	11,459,511

Net increase (decrease) in cash	18,630,394	17,175,753	10,344,138
Cash, beginning of period	29,977,711	12,801,958	2,457,820

Cash, end of period	$48,608,105	$29,977,711	$12,801,958

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $— and $49,673,923, respectively)	$—	$49,683,885
Cash	88,861,451	91,925,442
Segregated cash balances with brokers for futures contracts	31,873,660	49,648,726
Receivable from capital shares sold	3,386,356	—
Receivable on open futures contracts	—	654,887
Interest receivable	341,824	285,610

Total assets	124,463,291	192,198,550

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,096,091
Payable on open futures contracts	2,372,844	—
Brokerage commissions and futures account fees payable	—	3,509
Payable to Sponso r	93,113	135,358

Total liabilities	2,465,957	3,234,958

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	121,997,334	188,963,592

Total liabilities and shareholders’ equity	$124,463,291	$192,198,550

Shares outstanding	7,205,220	9,105,220

Net asset value per share	$16.93	$20.75

Market value per share (Note 2)	$16.92	$20.89

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2025	1,140	$81,225,000	$(2,847,040)
WTI Crude Oil - NYMEX, expires June 2025	1,167	81,888,390	1,888,681
WTI Crude Oil - NYMEX, expires December 2025	1,186	80,873,340	(697,033)

			$(1,655,392)

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

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$7,561,479	$8,581,404	$4,116,166

Expenses
Management fee	1,518,281	1,871,453	3,324,952
Brokerage commissions	183,413	242,865	427,485
Futures account fees	—	—	214,920
Non-recurring fees and expenses	—	—	14,792

Total expenses	1,701,694	2,114,318	3,982,149

Net investment income (loss)	5,859,785	6,467,086	134,017

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,429,612	12,379,340	(108,954,702)
Short-term U.S. government and agency obligations	6,958	(11,670)	—

Net realized gain (loss)	4,436,570	12,367,670	(108,954,702)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(24,091,711)	12,191,426	18,654,355
Short-term U.S. government and agency obligations	(9,962)	(9,665)	35,904

Change in net unrealized appreciation (depreciation)	(24,101,673)	12,181,761	18,690,259

Net realized and unrealized gain (loss)	(19,665,103)	24,549,431	(90,264,443)

Net income (loss)	$(13,805,318)	$31,016,517	$(90,130,426)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$188,963,592	$222,697,337	$114,167,602

Addition of 19,500,000, 32,700,000 and 44,940,000 shares, respectively	332,554,759	695,900,455	1,196,365,904
Redemption of 21,400,000, 32,900,000 and 37,411,540 shares, respectively	(385,715,699)	(760,650,717)	(997,705,743)

Net addition (redemption) of (1,900,000), (200,000) and 7,528,460 shares, respectively	(53,160,940)	(64,750,262)	198,660,161

Net investment income (loss)	5,859,785	6,467,086	134,017
Net realized gain (loss)	4,436,570	12,367,670	(108,954,702)
Change in net unrealized appreciation (depreciation)	(24,101,673)	12,181,761	18,690,259

Net income (loss)	(13,805,318)	31,016,517	(90,130,426)

Shareholders’ equity, end of period	$121,997,334	$188,963,592	$222,697,337

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(13,805,318)	$31,016,517	$(90,130,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(326,289,323)	(975,397,647)	(8,926,116,784)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	379,998,987	1,019,874,276	8,895,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,028,783)	(4,754,914)	(2,358,224)
Net realized (gain) loss on investments	(6,958)	11,670	—
Change in unrealized (appreciation) depreciation on investments	9,962	9,665	(35,904)
Decrease (Increase) in receivable on open futures contracts	654,887	949,960	2,459,592
Decrease (Increase) in interest receivable	(56,214)	99,246	(383,497)
Increase (Decrease) in payable to Sponsor	(42,245)	(73,244)	134,331
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,509)	(625)	(3,810)
Increase (Decrease) in payable on open futures contracts	2,372,844	(7,102,680)	6,927,123

Net cash provided by (used in) operating activities	38,804,330	64,632,224	(114,507,599)

Cash flow from financing activities
Proceeds from addition of shares	329,168,403	695,942,149	1,196,324,210
Payment on shares redeemed	(388,811,790)	(758,811,716)	(996,448,653)

Net cash provided by (used in) financing activities	(59,643,387)	(62,869,567)	199,875,557

Net increase (decrease) in cash	(20,839,057)	1,762,657	85,367,958
Cash, beginning of period	141,574,168	139,811,511	54,443,553

Cash, end of period	$120,735,111	$141,574,168	$139,811,511

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$177,262,462	$73,282,564
Segregated cash balances with brokers for futures contracts	81,628,795	62,890,001
Receivable from capital shares sold	—	9,611,378
Receivable on open futures contracts	19,205,533	4,446,202
Interest receivable	405,754	447,861

Total assets	278,502,544	150,678,006

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,443,727	—
Payable on open futures contracts	—	9,596,045
Brokerage commissions and futures account fees payable	3,166	10,461
Payable to Sponso r	115,508	108,408

Total liabilities	17,562,401	9,714,914

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	260,940,143	140,963,092

Total liabilities and shareholders’ equity	$278,502,544	$150,678,006

Shares outstanding (Note 1)	5,983,712	2,933,712

Net asset value per share (Note 1)	$43.61	$48.05

Market value per share (Note 1) (Note 2)	$42.74	$48.21

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2025	16,846	$521,889,080	$(26,130,504)
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

Futures Contracts Sold
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2024	12,109	$281,776,430	$(3,553,507)
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$5,342,982	$5,542,278	$2,635,445

Expenses
Management fee	1,092,378	1,226,758	2,255,264
Brokerage commissions	965,275	817,632	713,500
Futures account fees	40,687	104,966	283,983
Non-recurring fees and expenses	—	—	10,264

Total expenses	2,098,340	2,149,356	3,263,011

Net investment income (loss)	3,244,642	3,392,922	(627,566)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	96,490,359	306,791,742	(165,347,108)
Short-term U.S. government and agency obligations	(3,961)	3,839	(106,181)

Net realized gain (loss)	96,486,398	306,795,581	(165,453,289)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(22,576,997)	(89,442,905)	72,453,147
Short-term U.S. government and agency obligations	—	(12,800)	46,805

Change in net unrealized appreciation (depreciation)	(22,576,997)	(89,455,705)	72,499,952

Net realized and unrealized gain (loss)	73,909,401	217,339,876	(92,953,337)

Net income (loss)	$77,154,043	$220,732,798	$(93,580,903)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$140,963,092	$134,109,520	$242,145,130

Addition of 25,950,000, 52,600,000 and 269,080,000 shares, respectively (Note 1)	1,356,966,632	1,538,415,045	2,458,594,426
Redemption of 22,900,000, 59,600,000 and 261,103,772 shares, respectively (Note 1)	(1,314,143,624)	(1,752,294,271)	(2,473,049,133)

Net addition (redemption) of 3,050,000, (7,000,000) and 7,976,228 shares, respectively (Note 1)	42,823,008	(213,879,226)	(14,454,707)

Net investment income (loss)	3,244,642	3,392,922	(627,566)
Net realized gain (loss)	96,486,398	306,795,581	(165,453,289)
Change in net unrealized appreciation (depreciation)	(22,576,997)	(89,455,705)	72,499,952

Net income (loss)	77,154,043	220,732,798	(93,580,903)

Shareholders’ equity, end of period	$260,940,143	$140,963,092	$134,109,520

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$77,154,043	$220,732,798	$(93,580,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(262,384,408)	(297,847,108)	(824,793,791)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	264,472,679	360,999,575	888,104,364
Net amortization and accretion on short-term U.S. government and agency obligations	(2,092,232)	(1,678,902)	(1,030,927)
Net realized (gain) loss on investments	3,961	(3,839)	106,181
Change in unrealized (appreciation) depreciation on investments	—	12,800	(46,805)
Decrease (Increase) in receivable on open futures contracts	(14,759,331)	(3,766,954)	1,361,133
Decrease (Increase) in interest receivable	42,107	(154,043)	(292,069)
Increase (Decrease) in payable to Sponsor	7,100	(23,789)	(61,941)
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,295)	2,964	(39,370)
Increase (Decrease) in payable on open futures contracts	(9,596,045)	9,313,683	(11,967,656)

Net cash provided by (used in) operating activities	52,840,579	287,587,185	(42,241,784)

Cash flow from financing activities
Proceeds from addition of shares	1,366,578,010	1,528,803,667	2,458,594,426
Payment on shares redeemed	(1,296,699,897)	(1,757,659,467)	(2,483,669,939)

Net cash provided by (used in) financing activities	69,878,113	(228,855,800)	(25,075,513)

Net increase (decrease) in cash	122,718,692	58,731,385	(67,317,297)
Cash, beginning of period	136,172,565	77,441,180	144,758,477

Cash, end of period	$258,891,257	$136,172,565	$77,441,180

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$36,236,198	$34,758,230
Segregated cash balances with brokers for foreign currency forward contracts	4,402,112	6,332,112
Unrealized appreciation on foreign currency forward contracts	1,189,827	38,029
Interest receivable	129,971	159,359

Total assets	41,958,108	41,287,730

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	32,657	33,372
Unrealized depreciation on foreign currency forward contracts	32,777	1,886,808

Total liabilities	65,434	1,920,180

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	41,892,674	39,367,550

Total liabilities and shareholders’ equity	$41,958,108	$41,287,730

Shares outstanding	1,200,000	1,350,000

Net asset value per share	$34.91	$29.16

Market value per share (Note 2)	$34.92	$29.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	01/10/25	3,395,000	$3,518,153	$(32,777)

			Total Unrealized Depreciation	$(32,777)

Contracts to Sell
Euro with Goldman Sachs International	01/10/25	(38,554,263)	$(39,952,817)	$584,165
Euro with UBS AG	01/10/25	(45,657,199)	(47,313,413)	605,662

			Total Unrealized Appreciation	$1,189,827

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$1,650,526	$2,251,539	$906,928

Expenses
Management fee	360,078	505,085	676,052
Non-recurring fees and expenses	—	—	3,838

Total expenses	360,078	505,085	679,890

Net investment income (loss)	1,290,448	1,746,454	227,038

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,509,965	(2,624,737)	6,792,065
Short-term U.S. government and agency obligations	4,641	—	210,974

Net realized gain (loss)	2,514,606	(2,624,737)	7,003,039

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,005,829	612,477	(2,253,215)
Short-term U.S. government and agency obligations	—	(4,802)	11,965

Change in net unrealized appreciation (depreciation)	3,005,829	607,675	(2,241,250)

Net realized and unrealized gain (loss)	5,520,435	(2,017,062)	4,761,789

Net income (loss)	$6,810,883	$(270,608)	$4,988,827

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$39,367,550	$75,113,179	$54,263,045

Addition of 250,000, 300,000 and 2,200,000 shares, respectively	8,047,610	9,033,520	70,696,876
Redemption of 400,000, 1,500,000 and 1,750,000 shares, respectively	(12,333,369)	(44,508,541)	(54,835,569)

Net addition (redemption) of (150,000), (1,200,000) and 450,000 shares, respectively	(4,285,759)	(35,475,021)	15,861,307

Net investment income (loss)	1,290,448	1,746,454	227,038
Net realized gain (loss)	2,514,606	(2,624,737)	7,003,039
Change in net unrealized appreciation (depreciation)	3,005,829	607,675	(2,241,250)

Net income (loss)	6,810,883	(270,608)	4,988,827

Shareholders’ equity, end of period	$41,892,674	$39,367,550	$75,113,179

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$6,810,883	$(270,608)	$4,988,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(54,925,175)	(274,581,000)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,641	95,000,000	282,210,974
Net amortization and accretion on short-term U.S. government and agency obligations	—	(83,003)	(442,534)
Net realized (gain) loss on investments	(4,641)	—	(210,974)
Change in unrealized (appreciation) depreciation on investments	(3,005,829)	(607,675)	2,241,250
Decrease (Increase) in interest receivable	29,388	(49,529)	(109,227)
Increase (Decrease) in payable to Sponsor	(715)	(30,003)	18,668

Net cash provided by (used in) operating activities	3,833,727	39,034,007	14,115,984

Cash flow from financing activities
Proceeds from addition of shares	8,047,610	9,033,520	70,696,876
Payment on shares redeemed	(12,333,369)	(44,508,541)	(54,835,569)

Net cash provided by (used in) financing activities	(4,285,759)	(35,475,021)	15,861,307

Net increase (decrease) in cash	(452,032)	3,558,986	29,977,291
Cash, beginning of period	41,090,342	37,531,356	7,554,065

Cash, end of period	$40,638,310	$41,090,342	$37,531,356

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$13,148,117	$9,309,908
Segregated cash balances with brokers for futures contracts	588,800	261,450
Segregated cash balances with brokers for swap agreements	2,782,413	2,375,125
Unrealized appreciation on swap agreements	141,581	—
Receivable on open futures contracts	—	17,324
Interest receivable	61,820	41,501

Total assets	16,722,731	12,005,308

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	82,309	—
Payable to Sponso r	15,994	9,708
Unrealized depreciation on swap agreements	—	199,821

Total liabilities	98,303	209,529

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	16,624,428	11,795,779

Total liabilities and shareholders’ equity	$16,722,731	$12,005,308

Shares outstanding	946,977	446,977

Net asset value per share	$17.56	$26.39

Market value per share (Note 2)	$17.58	$26.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2025	48	$12,676,800	$121,056
Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/25	$(4,743,641)	$32,589
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/25	(6,217,082)	42,928
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/25	(9,616,126)	66,064

			Total Unrealized Appreciation	$141,581

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$668,180	$582,222	$215,724

Expenses
Management fee	155,523	140,787	266,018
Brokerage commissions	5,075	4,880	10,874
Futures account fees	—	—	2,446
Non-recurring fees and expenses	—	—	1,075

Total expenses	160,598	145,667	280,413

Net investment income (loss)	507,582	436,555	(64,689)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,387,758)	(201,345)	1,858,730
Swap agreements	(3,858,626)	(1,979,341)	717,831
Short-term U.S. government and agency obligations	—	—	4

Net realized gain (loss)	(6,246,384)	(2,180,686)	2,576,565

Change in net unrealized appreciation (depreciation) on
Futures contracts	265,287	(45,345)	(256,965)
Swap agreements	341,402	393,136	400,160
Short-term U.S. government and agency obligations	—	—	3,581

Change in net unrealized appreciation (depreciation)	606,689	347,791	146,776

Net realized and unrealized gain (loss)	(5,639,695)	(1,832,895)	2,723,341

Net income (loss)	$(5,132,113)	$(1,396,340)	$2,658,652

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$11,795,779	$15,456,037	$26,859,844

Addition of 2,050,000, 800,000 and 1,600,000 shares, respectively	38,619,814	22,162,736	49,713,634
Redemption of 1,550,000, 850,000 and 1,950,000 shares, respectively	(28,659,052)	(24,426,654)	(63,776,093)

Net addition (redemption) of 500,000, (50,000) and (350,000) shares, respectively	9,960,762	(2,263,918)	(14,062,459)

Net investment income (loss)	507,582	436,555	(64,689)
Net realized gain (loss)	(6,246,384)	(2,180,686)	2,576,565
Change in net unrealized appreciation (depreciation)	606,689	347,791	146,776

Net income (loss)	(5,132,113)	(1,396,340)	2,658,652

Shareholders’ equity, end of period	$16,624,428	$11,795,779	$15,456,037

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(5,132,113)	$(1,396,340)	$2,658,652
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(17,987,492)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	—	43,999,990
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(28,397)
Net realized (gain) loss on investments	—	—	(4)
Change in unrealized (appreciation) depreciation on investments	(341,402)	(393,136)	(403,741)
Decrease (Increase) in receivable on open futures contracts	17,324	(17,324)	—
Decrease (Increase) in interest receivable	(20,319)	634	(41,701)
Increase (Decrease) in payable to Sponsor	6,286	(3,146)	(12,658)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	—	(294)
Increase (Decrease) in payable on open futures contracts	82,309	(700)	(91,837)

Net cash provided by (used in) operating activities	(5,387,915)	(1,810,012)	28,092,518

Cash flow from financing activities
Proceeds from addition of shares	38,619,814	22,162,736	49,713,634
Payment on shares redeemed	(28,659,052)	(24,426,654)	(63,776,093)

Net cash provided by (used in) financing activities	9,960,762	(2,263,918)	(14,062,459)

Net increase (decrease) in cash	4,572,847	(4,073,930)	14,030,059
Cash, beginning of period	11,946,483	16,020,413	1,990,354

Cash, end of period	$16,519,330	$11,946,483	$16,020,413

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$10,846,306	$46,444,776
Segregated cash balances with brokers for futures contracts	839,500	5,494,500
Segregated cash balances with brokers for swap agreements	9,082,795	12,657,595
Unrealized appreciation on swap agreements	2,954,018	—
Receivable from capital shares sold	—	907,025
Receivable on open futures contracts	8,500	329,629
Interest receivable	49,804	173,799

Total assets	23,780,923	66,007,324

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,092	—
Payable to Sponso r	19,212	43,464
Unrealized depreciation on swap agreements	—	814,174

Total liabilities	28,304	857,638

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,752,619	65,149,686

Total liabilities and shareholders’ equity	$23,780,923	$66,007,324

Shares outstanding (Note 1)	560,264	897,832

Net asset value per share (Note 1)	$42.40	$72.56

Market value per share (Note 1) (Note 2)	$42.00	$72.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2025	72	$10,527,120	$511,915
Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/25	$(20,658,992)	$1,653,589
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/25	(11,342,358)	907,867
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/25	(1,564,559)	125,172
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/25	(3,340,644)	267,390

			Total Unrealized Appreciation	$2,954,018

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2024, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2024	610	$73,462,300	$1,689,046
Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/08/24	$(22,017,624)	$126,314
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/08/24	(9,901,355)	56,804
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/08/24	(1,365,787)	7,793
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/08/24	(23,534,661)	(1,005,085)

			Total Unrealized Depreciation	$(814,174)

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

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$1,836,045	$1,118,150	$215,031

Expenses
Management fee	443,177	287,739	246,718
Brokerage commissions	38,489	39,452	26,948
Futures account fees	—	—	4,443
Non-recurring fees and expenses	—	—	1,106

Total expenses	481,666	327,191	279,215

Net investment income (loss)	1,354,379	790,959	(64,184)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,893,066)	13,011,200	796,029
Swap agreements	(6,393,268)	427,289	(2,464,174)
Short-term U.S. government and agency obligations	—	(906)	(2,014)

Net realized gain (loss)	(8,286,334)	13,437,583	(1,670,159)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,177,131)	2,629,546	(1,592,993)
Swap agreements	3,768,192	908,449	198,791
Short-term U.S. government and agency obligations	—	—	860

Change in net unrealized appreciation (depreciation)	2,591,061	3,537,995	(1,393,342)

Net realized and unrealized gain (loss)	(5,695,273)	16,975,578	(3,063,501)

Net income (loss)	$(4,340,894)	$17,766,537	$(3,127,685)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$65,149,686	$31,932,799	$26,537,000

Addition of 3,625,000, 2,962,500 and 1,050,000 shares, respectively (Note 1)	167,612,161	209,998,518	109,036,263
Redemption of 3,962,568, 2,475,000 and 887,500 shares, respectively (Note 1)	(204,668,334)	(194,548,168)	(100,512,779)

Net addition (redemption) of (337,568), 487,500 and 162,500 shares, respectively (Note 1)	(37,056,173)	15,450,350	8,523,484

Net investment income (loss)	1,354,379	790,959	(64,184)
Net realized gain (loss)	(8,286,334)	13,437,583	(1,670,159)
Change in net unrealized appreciation (depreciation)	2,591,061	3,537,995	(1,393,342)

Net income (loss)	(4,340,894)	17,766,537	(3,127,685)

Shareholders’ equity, end of period	$23,752,619	$65,149,686	$31,932,799

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(4,340,894)	$17,766,537	$(3,127,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(39,876,608)	(20,979,052)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	39,937,156	43,997,092
Net amortization and accretion on short-term U.S. government and agency obligations	—	(61,454)	(24,933)
Net realized (gain) loss on investments	—	906	2,014
Change in unrealized (appreciation) depreciation on investments	(3,768,192)	(908,449)	(199,651)
Decrease (Increase) in receivable on open futures contracts	321,129	(270,054)	(44,129)
Decrease (Increase) in interest receivable	123,995	(113,319)	(60,102)
Increase (Decrease) in payable to Sponsor	(24,252)	22,759	(7,855)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	—	(747)
Increase (Decrease) in payable on open futures contracts	9,092	—	(5,840)

Net cash provided by (used in) operating activities	(7,679,122)	16,497,474	19,549,112

Cash flow from financing activities
Proceeds from addition of shares	168,519,186	210,064,282	108,063,474
Payment on shares redeemed	(204,668,334)	(194,548,168)	(100,512,779)

Net cash provided by (used in) financing activities	(36,149,148)	15,516,114	7,550,695

Net increase (decrease) in cash	(43,828,270)	32,013,588	27,099,807
Cash, beginning of period	64,596,871	32,583,283	5,483,476

Cash, end of period	$20,768,601	$64,596,871	$32,583,283

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$21,059,078	$21,807,595
Segregated cash balances with brokers for foreign currency forward contracts	2,736,018	3,434,732
Unrealized appreciation on foreign currency forward contracts	2,283,588	129,697
Interest receivable	76,797	100,284

Total assets	26,155,481	25,472,308

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	19,957	20,676
Unrealized depreciation on foreign currency forward contracts	55,229	1,441,622

Total liabilities	75,186	1,462,298

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,080,295	24,010,010

Total liabilities and shareholders’ equity	$26,155,481	$25,472,308

Shares outstanding (Note 1)	547,160	697,160

Net asset value per share (Note 1)	$47.66	$34.44

Market value per share (Note 1) (Note 2)	$46.68	$34.47

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/10/25	174,930,000	$1,113,126	$(43,263)
Yen with UBS AG	01/10/25	340,324,000	2,165,573	(11,966)

			Total Unrealized Depreciation	$(55,229)

Contracts to Sell
Yen with Goldman Sachs International	01/10/25	(4,370,333,165)	$(27,809,592)	$1,297,175
Yen with UBS AG	01/10/25	(4,340,303,574)	(27,618,506)	986,413

			Total Unrealized Appreciation	$2,283,588

^
The positions and counterparties herein are as of December 31, 2024. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$1,493,002	$1,052,461	$496,989

Expenses
Management fee	324,236	233,492	372,853
Non-recurring fees and expenses	—	—	2,140

Total expenses	324,236	233,492	374,993

Net investment income (loss)	1,168,766	818,969	121,996

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	4,749,696	2,979,874	9,020,225
Short-term U.S. government and agency obligations	3,541	—	103,288

Net realized gain (loss)	4,753,237	2,979,874	9,123,513

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,540,284	1,715,508	(3,897,013)
Short-term U.S. government and agency obligations	—	(2,761)	5,004

Change in net unrealized appreciation (depreciation)	3,540,284	1,712,747	(3,892,009)

Net realized and unrealized gain (loss)	8,293,521	4,692,621	5,231,504

Net income (loss)	$9,462,287	$5,511,590	$5,353,500

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ E
Q
UITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$24,010,010	$21,397,736	$24,840,784

Addition of 900,000, 1,100,000 and 2,600,000 shares, respectively (Note 1)	37,504,826	33,387,001	72,537,699
Redemption of 1,050,000, 1,200,000 and 3,000,000 shares, respectively (Note 1)	(44,896,828)	(36,286,317)	(81,334,247)

Net addition (redemption) of (150,000), (100,000) and (400,000) shares, respectively (Note 1)	(7,392,002)	(2,899,316)	(8,796,548)

Net investment income (loss)	1,168,766	818,969	121,996
Net realized gain (loss)	4,753,237	2,979,874	9,123,513
Change in net unrealized appreciation (depreciation)	3,540,284	1,712,747	(3,892,009)

Net income (loss)	9,462,287	5,511,590	5,353,500

Shareholders’ equity, end of period	$26,080,295	$24,010,010	$21,397,736

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$9,462,287	$5,511,590	$5,353,500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(152,818,544)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,541	23,000,000	151,102,471
Net amortization and accretion on short-term U.S. government and agency obligations	—	(4,702)	(185,869)
Net realized (gain) loss on investments	(3,541)	—	(103,288)
Change in unrealized (appreciation) depreciation on investments	(3,540,284)	(1,712,747)	3,892,009
Decrease (Increase) in interest receivable	23,487	(64,213)	(35,732)
Increase (Decrease) in payable to Sponsor	(719)	(8,957)	9,422

Net cash provided by (used in) operating activities	5,944,771	26,720,971	7,213,969

Cash flow from financing activities
Proceeds from addition of shares	37,504,826	33,387,001	72,537,699
Payment on shares redeemed	(44,896,828)	(38,969,772)	(78,650,792)

Net cash provided by (used in) financing activities	(7,392,002)	(5,582,771)	(6,113,093)

Net increase (decrease) in cash	(1,447,231)	21,138,200	1,100,876
Cash, beginning of period	25,242,327	4,104,127	3,003,251

Cash, end of period	$23,795,096	$25,242,327	$4,104,127

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Cash	$24,122,440	$31,674,194
Segregated cash balances with brokers for futures contracts	3,959,399	5,936,995
Receivable on open futures contracts	557	137,945
Interest receivable	99,278	141,818

Total assets	28,181,674	37,890,952

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	50,382	—
Brokerage commissions and futures account fees payable	1,656	1,876
Payable to Sponso r	18,426	22,933

Total liabilities	70,464	24,809

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,111,210	37,866,143

Total liabilities and shareholders’ equity	$28,181,674	$37,890,952

Shares outstanding	1,937,403	2,262,403

Net asset value per share	$14.51	$16.74

Market value per share (Note 2)	$14.46	$16.75

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2025	298	$5,453,400	$(178,347)
VIX Futures - Cboe, expires May 2025	505	9,346,590	(1,124)
VIX Futures - Cboe, expires June 2025	505	9,405,625	240,639
VIX Futures - Cboe, expires July 2025	206	3,897,850	(38,902)

			$22,266

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2024	424	$7,187,267	$(1,070,003)
VIX Futures - Cboe, expires May 2024	721	12,515,262	(2,326,922)
VIX Futures - Cboe, expires June 2024	721	12,787,800	(258,508)
VIX Futures - Cboe, expires July 2024	297	5,375,700	(90,243)

			$(3,745,676)

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$2,348,655	$2,412,485	$860,134

Expenses
Management fee	428,613	499,363	809,060
Brokerage commissions	99,142	40,128	73,842
Futures account fees	25,768	40,387	73,303
Non-recurring fees and expenses	—	—	3,854

Total expenses	553,523	579,878	960,059

Net investment income (loss)	1,795,132	1,832,607	(99,925)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,696,430)	(38,709,532)	9,333,930
Short-term U.S. government and agency obligations	3,549	—	(336)

Net realized gain (loss)	(13,692,881)	(38,709,532)	9,333,594

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,767,942	1,045,547	(4,166,835)
Short-term U.S. government and agency obligations	—	(5,651)	19,985

Change in net unrealized appreciation (depreciation)	3,767,942	1,039,896	(4,146,850)

Net realized and unrealized gain (loss)	(9,924,939)	(37,669,636)	5,186,744

Net income (loss)	$(8,129,807)	$(35,837,029)	$5,086,819

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$37,866,143	$84,014,959	$112,875,680

Addition of 9,475,000, 1,950,000 and 2,275,000 shares, respectively	147,773,279	43,215,317	73,779,874
Redemption of 9,800,000, 2,450,000 and 3,200,000 shares, respectively	(149,398,405)	(53,527,104)	(107,727,414)

Net addition (redemption) of (325,000), (500,000) and (925,000) shares, respectively	(1,625,126)	(10,311,787)	(33,947,540)

Net investment income (loss)	1,795,132	1,832,607	(99,925)
Net realized gain (loss)	(13,692,881)	(38,709,532)	9,333,594
Change in net unrealized appreciation (depreciation)	3,767,942	1,039,896	(4,146,850)

Net income (loss)	(8,129,807)	(35,837,029)	5,086,819

Shareholders’ equity, end of period	$28,111,210	$37,866,143	$84,014,959

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(8,129,807)	$(35,837,029)	$5,086,819
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,330,764)	(294,811,992)	(141,619,621)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	49,719,851	345,000,000	177,998,548
Net amortization and accretion on short-term U.S. government and agency obligations	(385,538)	(311,311)	(318,657)
Net realized (gain) loss on investments	(3,549)	—	336
Change in unrealized (appreciation) depreciation on investments	—	5,651	(19,985)
Decrease (Increase) in receivable on open futures contracts	137,388	4,849	(79,397)
Decrease (Increase) in interest receivable	42,540	(53,638)	(87,083)
Increase (Decrease) in payable to Sponsor	(4,507)	(31,731)	(27,319)
Increase (Decrease) in brokerage commissions and futures account fees payable	(220)	(1,812)	(3,436)
Increase (Decrease) in payable on open futures contracts	50,382	—	(94,495)

Net cash provided by (used in) operating activities	(7,904,224)	13,962,987	40,835,710

Cash flow from financing activities
Proceeds from addition of shares	147,773,279	43,215,317	73,779,874
Payment on shares redeemed	(149,398,405)	(53,527,104)	(107,727,414)

Net cash provided by (used in) financing activities	(1,625,126)	(10,311,787)	(33,947,540)

Net increase (decrease) in cash	(9,529,350)	3,651,200	6,888,170
Cash, beginning of period	37,611,189	33,959,989	27,071,819

Cash, end of period	$28,081,839	$37,611,189	$33,959,989

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $24,931,067 and $59,648,776, respectively)	$24,937,875	$59,660,373
Cash	54,919,200	22,277,582
Segregated cash balances with brokers for futures contracts	50,955,604	72,849,393
Receivable on open futures contracts	2,613,474	2,362,837
Interest receivable	310,926	254,671

Total assets	133,737,079	157,404,856

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	580
Brokerage commissions and futures account fees payable	9,271	11,961
Payable to Sponso r	86,193	70,569

Total liabilities	95,464	83,110

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	133,641,615	157,321,746

Total liabilities and shareholders’ equity	$133,737,079	$157,404,856

Shares outstanding (Note 1)	2,966,252	2,537,737

Net asset value per share (Note 1)	$45.05	$61.99

Market value per share (Note 1) (Note 2)	$45.02	$62.04

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.562% due 01/23/25	$25,000,000	$24,937,875

Total short-term U.S. government and agency obligations (cost $24,931,067)		$24,937,875

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2025	4,473	$78,356,672	$5,943,933
VIX Futures - Cboe, expires February 2025	3,096	55,327,997	(1,550,606)

			$4,393,327

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

	Principal Amount	Value
Short-term U.S. government and agency obligations
(38% of shareholders’ equity)
U.S. Treasury Bills ^^ :
5.442% due 01/18/24	$25,000,000	$24,941,222
5.417% due 02/20/24	25,000,000	24,820,845
5.382% due 03/12/24	10,000,000	9,898,306

Total short-term U.S. government and agency obligations (cost $59,648,776)		$59,660,373

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2024	6,347	$89,182,966	$(6,686,210)
VIX Futures - Cboe, expires February 2024	4,444	67,972,758	(2,977,884)

			$(9,664,094)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Investment Income
Interest	$6,578,786	$8,917,672	$3,668,406

Expenses
Management fee	1,296,599	1,893,306	3,056,712
Brokerage commissions	244,821	318,288	570,374
Futures account fees	120,701	182,747	483,606
Non-recurring fees and expenses	—	—	15,841

Total expenses	1,662,121	2,394,341	4,126,533

Net investment income (loss)	4,916,665	6,523,331	(458,127)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(23,820,030)	(275,353,500)	(35,674,319)
Short-term U.S. government and agency obligations	3,607	(9,659)	429

Net realized gain (loss)	(23,816,423)	(275,363,159)	(35,673,890)

Change in net unrealized appreciation (depreciation) on
Futures contracts	14,057,421	132,729	20,333,796
Short-term U.S. government and agency obligations	(4,789)	(6,303)	43,873

Change in net unrealized appreciation (depreciation)	14,052,632	126,426	20,377,669

Net realized and unrealized gain (loss)	(9,763,791)	(275,236,733)	(15,296,221)

Net income (loss)	$(4,847,126)	$(268,713,402)	$(15,754,348)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
Shareholders’ equity, beginning of period	$157,321,746	$266,580,320	$269,703,164

Addition of 5,612,500, 3,315,000 and 2,025,000 shares, respectively (Note 1)	265,134,179	402,345,393	625,710,255
Redemption of 5,183,985, 1,946,404 and 1,747,500 shares, respectively (Note 1)	(283,967,184)	(242,890,565)	(613,078,751)

Net addition (redemption) of 428,515, 1,368,596 and 277,500 shares, respectively (Note 1)	(18,833,005)	159,454,828	12,631,504

Net investment income (loss)	4,916,665	6,523,331	(458,127)
Net realized gain (loss)	(23,816,423)	(275,363,159)	(35,673,890)
Change in net unrealized appreciation (depreciation)	14,052,632	126,426	20,377,669

Net income (loss)	(4,847,126)	(268,713,402)	(15,754,348)

Shareholders’ equity, end of period	$133,641,615	$157,321,746	$266,580,320

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$(4,847,126)	$(268,713,402)	$(15,754,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(306,861,269)	(712,835,220)	(4,010,889,547)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	344,782,389	746,625,222	4,073,968,933
Net amortization and accretion on short-term U.S. government and agency obligations	(3,199,804)	(4,118,623)	(1,520,900)
Net realized (gain) loss on investments	(3,607)	9,659	(429)
Change in unrealized (appreciation) depreciation on investments	4,789	6,303	(43,873)
Decrease (Increase) in receivable on open futures contracts	(250,637)	308,946	(2,421,611)
Decrease (Increase) in interest receivable	(56,255)	148,996	(401,893)
Increase (Decrease) in payable to Sponsor	15,624	(84,561)	(31,723)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,690)	(15,141)	(11,824)
Increase (Decrease) in payable on open futures contracts	(580)	(369,415)	(1,694,336)

Net cash provided by (used in) operating activities	29,580,834	(239,037,236)	41,198,449

Cash flow from financing activities
Proceeds from addition of shares	265,134,179	402,345,393	628,736,869
Payment on shares redeemed	(283,967,184)	(243,461,038)	(612,508,278)

Net cash provided by (used in) financing activities	(18,833,005)	158,884,355	16,228,591

Net increase (decrease) in cash	10,747,829	(80,152,881)	57,427,040
Cash, beginning of period	95,126,975	175,279,856	117,852,816

Cash, end of period	$105,874,804	$95,126,975	$175,279,856

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $473,690,268 and $690,346,244, respectively)	$473,819,625	$690,474,277
Cash	1,765,501,542	1,209,034,101
Segregated cash balances with brokers for futures contracts	622,689,660	1,029,381,720
Segregated cash balances with brokers for foreign currency forward contracts	16,562,030	13,366,243
Segregated cash balances with brokers for swap agreements	172,690,806	345,924,043
Unrealized appreciation on swap agreements	41,311,209	21,033,528
Unrealized appreciation on foreign currency forward contracts	3,621,921	2,011,074
Receivable from capital shares sold	14,352,999	22,784,178
Receivable on open futures contracts	35,746,889	29,722,683
Interest receivable	5,627,491	6,486,760

Total assets	3,151,924,172	3,370,218,607

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,192,198	39,357,935
Payable on open futures contracts	44,527,123	38,056,063
Brokerage commissions and futures account fees payable	59,280	131,497
Payable to Sponso r	2,525,993	2,654,226
Unrealized depreciation on swap agreements	54,867,040	3,841,216
Unrealized depreciation on foreign currency forward contracts	4,618,937	3,345,544

Total liabilities	126,790,571	87,386,481

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,025,133,601	3,282,832,126

Total liabilities and shareholders’ equity	$3,151,924,172	$3,370,218,607

Shares outstanding (Note 1) (Note 2)	89,221,884	82,617,848

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022*
Investment Income
Interest	$142,663,792	$136,369,286	$44,947,305
Expenses
Management fee	30,596,625	35,112,338	43,228,350
Brokerage commissions	7,879,443	8,606,195	7,805,056
Futures account fees	738,895	1,467,200	3,926,728
Non-recurring fees and expenses	—	—	176,724

Total expenses	39,214,963	45,185,733	55,136,858

Net investment income (loss)	103,448,829	91,183,553	(10,189,553)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(318,107,709)	(2,752,823,603)	91,781,637
Swap agreements	183,559,658	38,451,228	216,079,482
Foreign currency forward contracts	120,896	(1,988,872)	13,717,111
Short-term U.S. government and agency obligations	73,121	(159,628)	(264,402)

Net realized gain (loss)	(134,354,034)	(2,716,520,875)	321,313,828

Change in net unrealized appreciation (depreciation) on
Futures contracts	21,942,821	241,673,235	(218,950,927)
Swap agreements	(30,748,143)	(100,372,363)	7,797,463
Foreign currency forward contracts	337,454	2,754,014	(4,739,563)
Short-term U.S. government and agency obligations	1,324	(128,584)	550,165

Change in net unrealized appreciation (depreciation)	(8,466,544)	143,926,302	(215,342,862)

Net realized and unrealized gain (loss)	(142,820,578)	(2,572,594,573)	105,970,966

Net income (loss)	$(39,371,749)	$(2,481,411,020)	$95,781,413

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2024	2023	2022*
Shareholders’ equity, beginning of period	$3,282,832,126	$3,887,786,746	$4,173,474,343

Addition of 229,782,500, 186,662,500 and 388,086,500 shares, respectively (Note 1)	8,545,977,477	11,067,788,777	12,319,404,610
Redemption of 223,178,464, 191,162,246 and 399,574,812 shares, respectively (Note 1)	(8,764,304,253)	(9,191,332,377)	(12,700,873,620)

Net addition (redemption) of 6,604,036, (4,499,746) and (11,488,312) shares, respectively (Note 1)	(218,326,776)	1,876,456,400	(381,469,010)

Net investment income (loss)	103,448,829	91,183,553	(10,189,553)
Net realized gain (loss)	(134,354,034)	(2,716,520,875)	321,313,828
Change in net unrealized appreciation (depreciation)	(8,466,544)	143,926,302	(215,342,862)

Net income (loss)	(39,371,749)	(2,481,411,020)	95,781,413

Shareholders’ equity, end of period	$3,025,133,601	$3,282,832,126	$3,887,786,746

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022*
Cash flow from operating activities
Net income (loss)	$(39,371,749)	$(2,481,411,020)	$95,781,413
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(6,811,024,357)	(29,326,977,643)	(55,926,795,459)
Proceeds from sales or maturities of short-term U.S government and agency obligations	7,096,745,754	30,165,855,686	56,988,696,650
Net amortization and accretion on short-term U.S government and agency obligations	(68,992,300)	(62,959,990)	(22,866,632)
Net realized (gain) loss on investments	(73,121)	159,628	264,402
Change in unrealized (appreciation) depreciation on investments	30,409,365	97,746,933	(3,608,065)
Decrease (Increase) in receivable on futures contracts	(6,024,206)	45,696,024	75,509,837
Decrease (Increase) in interest receivable	859,269	(1,565,988)	(4,897,829)
Increase (Decrease) in payable to Sponsor	(128,233)	(555,887)	31,527
Increase (Decrease) in brokerage commissions and futures account fees payable	(72,217)	(33,668)	(311,076)
Increase (Decrease) in payable on futures contracts	6,471,060	24,279,697	(41,100,321)

Net cash provided by (used in) operating activities	208,799,265	(1,539,766,228)	1,160,704,447

Cash flow from financing activities
Proceeds from addition of shares	8,554,408,656	11,046,019,082	12,341,865,482
Payment on shares redeemed	(8,783,469,990)	(9,184,699,519)	(12,693,743,445)

Net cash provided by (used in) financing activities	(229,061,334)	1,861,319,563	(351,877,963)

Net increase (decrease) in cash	(20,262,069)	321,553,335	808,826,484
Cash, beginning of period	2,597,706,107	2,276,152,772	1,467,326,288

Cash, end of period	$2,577,444,038	$2,597,706,107	$2,276,152,772

*	The operations include the activity of ProShares Short Euro ETF and ProShares UltraShort Australian Dollar ETF through May 12, 2022, the date of liquidation.
See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2024
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2024, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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

Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the years ended December 31, 2022, 2023 and 2024. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date	Type of Split	Date Trading Resumed at Post- Split Price
ProShares UltraShort Bloomberg Natural Gas	January 13, 2022	1-for-5 reverse Share split	January 14, 2022
ProShares UltraShort Yen	May 25, 2022	2-for-1 forward Share split	May 26, 2022
ProShares Ultra Bloomberg Crude Oil	May 25, 2022	4-for-1 forward Share split	May 26, 2022
ProShares UltraShort Bloomberg Natural Gas	May 25, 2022	1-for-4 reverse Share split	May 26, 2022
ProShares UltraShort Bloomberg Crude Oil	May 25, 2022	1-for-5 reverse Share split	May 26, 2022
ProShares VIX Short-Term Futures	June 22, 2023	1-for-5 reverse Share split	June 23, 2023
ProShares Ultra VIX Short-Term Futures	June 22, 2023	1-for-10 reverse Share split	June 23, 2023
ProShares Ultra Bloomberg Natural Gas	June 22, 2023	1-for-20 reverse Share split	June 23, 2023
ProShares Short VIX Short-Term Futures	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares UltraShort Bloomberg Natural Gas	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares Ultra VIX Short-Term Futures	April 10, 2024	1-for-5 reverse Share split	April 11, 2024
ProShares VIX Short-Term Futures	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares Ultra Bloomberg Natural Gas	November 6, 2024	1-for-5 reverse Share split	November 7, 2024
ProShares UltraShort Silver	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares UltraShort Yen	November 6, 2024	2-for-1 forward Share split	November 7, 2024
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated December 31, 2024, 2023 and 2022, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2024 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	December 31, 2024
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	December 31, 2024
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2024
Ultra Euro,
Ultra Yen,
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	December 31, 2024
Short VIX Short-Term Futures ETF,
Ultra VIX Short-Term Futures ETF,
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2024

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the twelve months ended December 31, 2024.

Market value per Share is determined at the close of the applicable primary listing exchange and may be
l
a
ter than
when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value
i
n
vestment
transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2024.
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

Derivatives (e.g., futures contracts, options, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are generally valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. The Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with industry standards. The Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.
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

The following table summarizes the valuation of investments at December 31, 2024 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$24,937,875	$(3,008,751)	$—	$—	$21,929,124
ProShares Ultra Bloomberg Crude Oil	99,751,500	10,864,085	—	38,215,610	148,831,195
ProShares Ultra Bloomberg Natural Gas	99,751,500	97,239,201	—	—	196,990,701
ProShares Ultra Euro	—	—	(167,128)	—	(167,128)
ProShares Ultra Gold	74,813,625	(423,408)	—	(2,348,132)	72,042,085
ProShares Ultra Silver	124,689,375	(28,903,535)	—	(52,518,908)	43,266,932
ProShares Ultra VIX Short-Term Futures ETF	24,937,875	13,975,992	—	—	38,913,867
ProShares Ultra Yen	—	—	(4,215,297)	—	(4,215,297)
ProShares UltraShort Bloomberg Crude Oil	—	(1,655,392)	—	—	(1,655,392)
ProShares UltraShort Bloomberg Natural Gas	—	(26,130,504)	—	—	(26,130,504)
ProShares UltraShort Euro	—	—	1,157,050	—	1,157,050
ProShares UltraShort Gold	—	121,056	—	141,581	262,637
ProShares UltraShort Silver	—	511,915	—	2,954,018	3,465,933
ProShares UltraShort Yen	—	—	2,228,359	—	2,228,359
ProShares VIX Mid-Term Futures ETF	—	22,266	—	—	22,266
ProShares VIX Short-Term Futures ETF	24,937,875	4,393,327	—	—	29,331,202

Combined Trust:	$473,819,625	$67,006,252	$(997,016)	$(13,555,831)	$526,273,030

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the fiscal year ended December 31, 2024.
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
Interest income is generally recognized on an accrual basis and includes the amortization of discount on short-term U.S. government and agency obligations and is reflected in the Statement of Operations. Additionally, interest income may be earned on Repurchase Agreements, cash held at the custodian bank and/or cash held on deposit with brokers for futures contracts.
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
Recently Issued Accounting Pronouncement
In this reporting period, the Fund adopted FASB Accounting Standards 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the enhanced standard impacted financial statement disclosures only and did not affect each Fund’s financial position or results of operations. Each Fund included herein is deemed to be an individual reporting segment and the Sponsor acts as each Fund’s chief operating decision maker (“CODM”). The CODM monitors the operating results of each Fund as a whole and each Fund’s long-term strategic asset allocation is guided by each Fund’s investment objective and principal investment strategies as described in its prospectus and executed by the Sponsor. The financial information provided to and reviewed by the CODM is consistent with that presented in each Fund’s financial statements.
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
At December 31, 2024, the Funds did not have any open repurchase agreements. The Ultra Bloomberg Natural Gas fund was the only fund to utilize repurchase agreements during the year.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2024 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2024, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of December 31, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$482,967	*		$3,491,718	*
	ProShares Ultra VIX Short-Term Futures ETF		15,626,836	*		1,650,844	*
	ProShares VIX Mid-Term Futures ETF		240,639	*		218,373	*
	ProShares VIX Short- Term Futures ETF		5,943,933	*		1,550,606	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		49,079,695	*		—
	ProShares Ultra Bloomberg Natural Gas		97,239,201	*		—
	ProShares Ultra Gold		—			2,771,540	*
	ProShares Ultra Silver		—			81,422,443	*
	ProShares UltraShort Bloomberg Crude Oil		1,888,681	*		3,544,073	*
	ProShares UltraShort Bloomberg Natural Gas		—			26,130,504	*
	ProShares UltraShort Gold		262,637	*		—
	ProShares UltraShort Silver		3,465,933	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		2,312			169,440
	ProShares Ultra Yen		146,194			4,361,491
	ProShares UltraShort Euro		1,189,827			32,777
	ProShares UltraShort Yen		2,283,588			55,229

		Combined Trust:	$177,852,443	*		$125,399,038	*

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

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$42,037,096	$(15,649,375)
		ProShares Ultra VIX Short-Term Futures ETF	(136,430,513)	45,159,903
		ProShares VIX Mid-Term Futures ETF	(13,696,430)	3,767,942
		ProShares VIX Short-Term Futures ETF	(23,820,030)	14,057,421
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	47,301,021	34,639,992
		ProShares Ultra Bloomberg Natural Gas	(398,292,227)	53,632,131
		ProShares Ultra Gold	85,338,522	(9,946,408)
		ProShares Ultra Silver	176,627,257	(90,995,970)
		ProShares UltraShort Bloomberg Crude Oil	4,429,612	(24,091,711)
		ProShares UltraShort Bloomberg Natural Gas	96,490,359	(22,576,997)
		ProShares UltraShort Gold	(6,246,384)	606,689
		ProShares UltraShort Silver	(8,286,334)	2,591,061
Foreign Exchange Contracts	Net realized gain (loss) foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(576,761)	(474,077)
		ProShares Ultra Yen	(6,562,004)	(5,734,582)
		ProShares UltraShort Euro	2,509,965	3,005,829
		ProShares UltraShort Yen	4,749,696	3,540,284

		Combined Trust:	$(134,427,155)	$(8,467,868)

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$160,516,553	$1,548,243
		ProShares Ultra VIX Short-Term Futures ETF	(940,116,773)	5,371,542
		ProShares VIX Mid-Term Futures ETF	(38,709,532)	1,045,547
		ProShares VIX Short-Term Futures ETF	(275,353,500)	132,729
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	100,867,538	(86,011,590)
		ProShares Ultra Bloomberg Natural Gas	(2,080,656,703)	354,221,039
		ProShares Ultra Gold	21,429,154	(2,563,686)
		ProShares Ultra Silver	7,222,003	(59,077,259)
		ProShares UltraShort Bloomberg Crude Oil	12,379,340	12,191,426
		ProShares UltraShort Bloomberg Natural Gas	306,791,742	(89,442,905)
		ProShares UltraShort Gold	(2,180,686)	347,791
		ProShares UltraShort Silver	13,438,489	3,537,995
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	293,493	(108,707)
		ProShares Ultra Yen	(2,637,502)	534,736
		ProShares UltraShort Euro	(2,624,737)	612,477
		ProShares UltraShort Yen	2,979,874	1,715,508

		Combined Trust:	$(2,716,361,247)	$144,054,886

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2022

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Short VIX Short-Term Futures ETF	$21,454,600	$(20,182,897)
		ProShares Ultra VIX Short-Term Futures ETF	(150,931,020)	90,278,741
		ProShares VIX Mid-Term Futures ETF	9,333,930	(4,166,835)
		ProShares VIX Short-Term Futures ETF	(35,674,319)	20,333,796
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation (depreciation) on futures contracts and swap agreements.
		ProShares Ultra Bloomberg Crude Oil	728,836,569	(110,932,525)
		ProShares Ultra Bloomberg Natural Gas	109,680,104	(302,407,808)
		ProShares Ultra Gold	(32,909,950)	444,472
		ProShares Ultra Silver	(68,901,992)	25,552,542
		ProShares UltraShort Bloomberg Crude Oil	(108,954,702)	18,654,355
		ProShares UltraShort Bloomberg Natural Gas	(165,347,108)	72,453,147
		ProShares UltraShort Gold	2,576,561	143,195
		ProShares UltraShort Silver	(1,668,145)	(1,394,202)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(953,353)	333,004
		ProShares Ultra Yen	(1,141,826)	1,077,661
		ProShares UltraShort Euro	6,792,065	(2,253,215)
		ProShares UltraShort Yen	9,020,225	(3,897,013)

		Combined Trust:	$321,211,639	$(215,963,582)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2024.

Fair Values of Derivative Instruments as of December 31, 2024
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$38,215,610	$—	$38,215,610	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	2,312	—	2,312	169,440	—	169,440
ProShares Ultra Gold
Swap agreements	—	—	—	2,348,132	—	2,348,132
ProShares Ultra Silver
Swap agreements	—	—	—	52,518,908	—	52,518,908
ProShares Ultra Yen
Foreign currency forward contracts	146,194	—	146,194	4,361,491	—	4,361,491
ProShares UltraShort Euro
Foreign currency forward contracts	1,189,827	—	1,189,827	32,777	—	32,777
ProShares UltraShort Gold
Swap agreements	141,581	—	141,581	—	—	—
ProShares UltraShort Silver
Swap agreements	2,954,018	—	2,954,018	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	2,283,588	—	2,283,588	55,229	—	55,229
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$7,607,910	$(6,395,678)	$—	$1,212,232
Goldman Sachs International	12,024,863	(10,093,437)	—	1,931,426
Morgan Stanley & Co. International PLC	3,652,992	(3,010,925)	—	642,067
Societe Generale	9,139,394	(7,689,268)	—	1,450,126
UBS AG	5,790,451	(4,212,271)	—	1,578,180
ProShares Ultra Euro
Goldman Sachs International	(84,115)	—	84,115	—
UBS AG	(83,013)	—	83,013	—
ProShares Ultra Gold
Citibank, N.A.	(1,008,254)	1,008,254	—	—
Goldman Sachs International	(478,889)	478,889	—	—
UBS AG	(860,989)	860,989	—	—
ProShares Ultra Silver
Citibank, N.A.	(23,367,397)	15,165,751	8,201,646	—
Goldman Sachs International	(2,057,658)	2,057,658	—	—
Morgan Stanley & Co. International PLC	(13,960,418)	—	13,960,418	—
UBS AG	(13,133,435)	13,133,435	—	—
ProShares Ultra Yen
Goldman Sachs International	(2,164,084)	—	2,164,084	—
UBS AG	(2,051,213)	—	2,051,213	—
ProShares UltraShort Euro
Goldman Sachs International	584,165	(507,449)	—	76,716
UBS AG	572,885	(271,576)	—	301,309
ProShares UltraShort Gold
Citibank, N.A.	32,589	—	—	32,589
Goldman Sachs International	42,928	—	—	42,928
UBS AG	66,064	—	—	66,064
ProShares UltraShort Silver
Citibank, N.A.	1,653,589	(1,565,508)	—	88,081
Goldman Sachs International	907,867	(865,802)	—	42,065
Morgan Stanley & Co. International PLC	125,172	—	—	125,172
UBS AG	267,390	—	—	267,390
ProShares UltraShort Yen
Goldman Sachs International	1,253,912	(1,241,201)	—	12,711
UBS AG	974,447	(954,822)	—	19,625

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

Authorized Participants may pay a fixed transaction fee (typically $250) in connection with each order to create or redeem a Creation Unit in order to compensate BNY Mellon, as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of

u
p

t
o 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.
Transaction fees for the years ended December 31, 2024, 2023 and 2022 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Year Ended	Year Ended	Year Ended
Fund	December 31, 2024	December 31, 2023	December 31, 2022
ProShares Short VIX Short-Term Futures ETF	$614,775	$242,256	$243,685
ProShares Ultra Bloomberg Crude Oil	—	—	—
ProShares Ultra Bloomberg Natural Gas	—	—	—
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	—	—
ProShares Ultra Silver	—	—	—
ProShares Ultra VIX Short-Term Futures ETF	1,474,842	1,375,762	3,586,278
ProShares Ultra Yen	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—	—
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	—	—
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	89,057	29,206	54,519
ProShares VIX Short-Term Futures ETF	214,318	273,740	494,781

Combined Trust:	$2,392,992	$1,920,964	$4,379,263

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2024:
For the Year Ended December 31, 2024

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Net investment income (loss)	1.72	0.93	1.81	0.41	3.09	1.29
Net realized and unrealized gain (loss)#	(3.38)	0.28	(89.70)	(1.81)	26.53	4.98
Change in net asset value from operations	(1.66)	1.21	(87.89)	(1.40)	29.62	6.27
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$93.45	$33.56
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$93.48	$33.67
Total Return, at net asset value	(3.2)%	4.6%	(61.6)%	(11.8)%	46.4%	23.0%
Total Return, at market value	(3.2)%	5.4%	(60.8)%	(11.7)%	46.4%	23.9%
Ratios to Average Net Assets
Expense ratio^^	1.21%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.22%	3.21%	2.92%	3.59%	3.76%	3.62%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2024

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$26.39
Net investment income (loss)	0.55	0.77	0.64	1.64	1.06	0.62
Net realized and unrealized gain (loss)#	(21.95)	(8.00)	(4.46)	(6.08)	4.69	(9.45)
Change in net asset value from operations	(21.40)	(7.23)	(3.82)	(4.44)	5.75	(8.83)
Net asset value, at December 31, 2024	$20.77	$20.23	$16.93	$43.61	$34.91	$17.56
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$26.37
Market value per share, at December 31, 2024 †	$20.72	$20.35	$16.92	$42.74	$34.92	$17.58
Total Return, at net asset value	(50.7)%	(26.3)%	(18.4)%	(9.2)%	19.7%	(33.5)%
Total Return, at market value	(50.9)%	(26.0)%	(19.0)%	(11.3)%	19.8%	(33.3)%
Ratios to Average Net Assets
Expense ratio^^	1.86%	0.95%	1.06%	1.82%	0.95%	0.98%
Net investment income gain (loss)	2.04%	3.40%	3.67%	2.82%	3.40%	3.10%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2024

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2023	$72.56	$34.44	$16.74	$61.99
Net investment income (loss)	1.39	1.44	0.53	1.61
Net realized and unrealized gain (loss)#	(31.55)	11.78	(2.76)	(18.55)
Change in net asset value from operations	(30.16)	13.22	(2.23)	(16.94)
Net asset value, at December 31, 2024	$42.40	$47.66	$14.51	$45.05
Market value per share, at December 31, 2023 †	$72.96	$34.47	$16.75	$62.04
Market value per share, at December 31, 2024 †	$42.00	$46.68	$14.46	$45.02
Total Return, at net asset value	(41.6)%	38.4%	(13.3)%	(27.3)%
Total Return, at market value	(42.4)%	35.4%	(13.7)%	(27.4)%
Ratios to Average Net Assets
Expense ratio^^	1.03%	0.95%	1.10%	1.09%
Net investment income gain (loss)	2.90%	3.42%	3.56%	3.22%

*	See Note 1 of these Notes to Financial Statements.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2023

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2022	$343.43	$34.54	$23.93	$13.50
Net investment income (loss)	2.11	0.96	0.70	0.77
Net realized and unrealized gain (loss)#	(303.37)	(8.04)	(3.88)	33.78
Change in net asset value from operations	(301.26)	(7.08)	(3.18)	34.55
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05
Market value per share, at December 31, 2022 †	$343.00	$34.56	$23.85	$13.78
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21
Total Return, at net asset value	(87.7)%	(20.5)%	(13.3)%	255.9%
Total Return, at market value	(87.7)%	(20.5)%	(12.4)%	249.8%
Ratios to Average Net Assets
Expense ratio^^	1.61%	0.95%	1.07%	1.66%
Net investment income gain (loss)	1.84%	3.40%	3.28%	2.63%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2023

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$29.46	$31.10	$77.82	$26.84	$30.41	$228.01
Net investment income (loss)	0.97	0.83	2.02	1.08	0.71	3.42
Net realized and unrealized gain (loss)#	(1.27)	(5.54)	(7.28)	6.52	(14.38)	(169.44)
Change in net asset value from operations	(0.30)	(4.71)	(5.26)	7.60	(13.67)	(166.02)
Net asset value, at December 31, 2023	$29.16	$26.39	$72.56	$34.44	$16.74	$61.99
Market value per share, at December 31, 2022 †	$29.45	$30.99	$77.20	$26.79	$30.36	$227.60
Market value per share, at December 31, 2023 †	$29.15	$26.37	$72.96	$34.47	$16.75	$62.04
Total Return, at net asset value	(1.0)%	(15.2)%	(6.8)%	28.3%	(45.0)%	(72.8)%
Total Return, at market value	(1.0)%	(14.9)%	(5.5)%	28.7%	(44.8)%	(72.7)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	0.98%	1.08%	0.95%	0.99%	1.07%
Net investment income gain (loss)	3.28%	2.95%	2.61%	3.33%	3.12%	2.93%

*	See Note 1 of these Notes to Financial Statements.
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

Selected data for a Share outstanding throughout the year ended December 31, 2022
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if non-recurring fees and expenses, and brokerage commissions and futures account fees were excluded.

For the Year Ended December 31, 2022

Per Share Operating Performance	UltraShort Euro	UltraShort Gold	UltraShort Silver *	UltraShort Yen *	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2021	$25.84	$31.71	$107.08	$20.75	$30.61	$302.48
Net investment income (loss)	0.10	(0.07)	(0.27)	0.09	(0.03)	(0.41)
Net realized and unrealized gain (loss)#	3.52	(0.54)	(28.99)	6.00	(0.17)	(74.06)
Change in net asset value from operations	3.62	(0.61)	(29.26)	6.09	(0.20)	(74.47)
Net asset value, at December 31, 2022	$29.46	$31.10	$77.82	$26.84	$30.41	$228.01
Market value per share, at December 31, 2021 †	$25.86	$31.66	$107.36	$20.75	$30.57	$303.40
Market value per share, at December 31, 2022 †	$29.45	$30.99	$77.20	$26.79	$30.36	$227.60
Total Return, at net asset value	14.0%	(1.9)%	(27.3)%	29.4%	(0.7)%	(24.6)%
Total Return, at market value	13.9%	(2.1)%	(28.1)%	29.1%	(0.7)%	(25.0)%
Ratios to Average Net Assets
Expense ratio^^	0.96%	1.00%	1.08%	0.95%	1.01%	1.15%
Net investment income gain (loss)	0.32%	(0.23)%	(0.25)%	0.31%	(0.10)%	(0.13)%

*	See Note 1 of these Notes to Financial Statements.
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