Form 10-Q
period 2025-03-31
ProShares Trust II
filed 2025-05-09
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No
As of May 5, 2025, the registrant had 110,521,884 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,383,487 and $24,931,067, respectively)	$89,382,632	$24,937,875
Cash	55,250,115	160,200,226
Segregated cash balances with brokers for futures contracts	85,909,186	80,953,814
Receivable on open futures contracts	1,306,772	806,556
Interest receivable	468,868	438,452

Total assets	232,317,573	267,336,923

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,011,830
Brokerage commissions and futures account fees payable	6,433	6,902
Payable to Sponso r	203,284	227,958

Total liabilities	209,717	1,246,690

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	232,107,856	266,090,233

Total liabilities and shareholders’ equity	$232,317,573	$267,336,923

Shares outstanding	5,068,614	5,318,614

Net asset value per share	$45.79	$50.03

Market value per share (Note 2)	$45.76	$50.06

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.367% due 05/13/25	$40,000,000	$39,802,132
4.249% due 06/12/25	50,000,000	49,580,500

Total short-term U.S. government and agency obligations (cost $89,383,487)		$89,382,632

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2025	2,951	$61,509,169	$(355,759)
VIX Futures - Cboe, expires May 2025	2,677	54,844,234	(2,888,267)

			$(3,244,026)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$2,155,917	$3,309,285

Expenses
Management fee	555,389	740,396
Brokerage commissions	127,212	171,599
Futures accounts fees	25,697	—

Total expenses	708,298	911,995

Net investment income (loss)	1,447,619	2,397,290

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(17,636,853)	28,496,948
Short-term U.S. government and agency obligations	—	17,669

Net realized gain (loss)	(17,636,853)	28,514,617

Change in net unrealized appreciation (depreciation) on
Futures contracts	(235,275)	(4,627,587)
Short-term U.S. government and agency obligations	(7,663)	(27,234)

Change in net unrealized appreciation (depreciation)	(242,938)	(4,654,821)

Net realized and unrealized gain (loss)	(17,879,791)	23,859,796

Net income (loss)	$(16,432,172)	$26,257,086

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$266,090,233	$267,184,359

Addition of 2,250,000 and 2,400,000 shares, respectively	106,382,989	128,429,751
Redemption of 2,500,000 and 2,000,000 shares, respectively	(123,933,194)	(107,892,397)

Net addition (redemption) of (250,000) and 400,000 shares, respectively	(17,550,205)	20,537,354

Net investment income (loss)	1,447,619	2,397,290
Net realized gain (loss)	(17,636,853)	28,514,617
Change in net unrealized appreciation (depreciation)	(242,938)	(4,654,821)

Net income (loss)	(16,432,172)	26,257,086

Shareholders’ equity, end of period	$232,107,856	$313,978,799

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(16,432,172)	$26,257,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(253,581,889)	(172,768,544)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	190,000,000	135,017,669
Net amortization and accretion on short-term U.S. government and agency obligations	(870,531)	(1,605,815)
Net realized (gain) loss on investments	—	(17,669)
Change in unrealized (appreciation) depreciation on investments	7,663	27,234
Decrease (Increase) in receivable on open futures contracts	(500,216)	(7,757,597)
Decrease (Increase) in interest receivable	(30,416)	53,826
Increase (Decrease) in payable to Sponsor	(24,674)	5,160
Increase (Decrease) in brokerage commissions and futures account fees payable	(469)	(2,131)
Increase (Decrease) in payable on open futures contracts	(1,011,830)	1,266,315

Net cash provided by (used in) operating activities	(82,444,534)	(19,524,466)

Cash flow from financing activities
Proceeds from addition of shares	106,382,989	128,429,751
Payment on shares redeemed	(123,933,194)	(123,414,713)

Net cash provided by (used in) financing activities	(17,550,205)	5,015,038

Net increase (decrease) in cash	(99,994,739)	(14,509,428)
Cash, beginning of period	241,154,040	162,331,287

Cash, end of period	$141,159,301	$147,821,859

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $188,868,730 and $99,724,267, respectively)	$188,867,108	$99,751,500
Cash	107,925,036	259,419,820
Segregated cash balances with brokers for futures contracts	30,647,218	42,171,314
Segregated cash balances with brokers for swap agreements	68,516,617	84,264,200
Unrealized appreciation on swap agreements	36,765,912	38,215,610
Receivable on open futures contracts	4,979,510	2,157,183
Interest receivable	519,538	692,226

Total assets	438,220,939	526,671,853

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,425,116	2,748,471
Payable on open futures contracts	—	70,422
Payable to Sponso r	331,996	432,896

Total liabilities	5,757,112	3,251,789

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	432,463,827	523,420,064

Total liabilities and shareholders’ equity	$438,220,939	$526,671,853

Shares outstanding	15,943,096	19,043,096

Net asset value per share	$27.13	$27.49

Market value per share (Note 2)	$27.06	$27.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.387% due 04/29/25 †	$50,000,000	$49,835,110
4.367% due 05/13/25 †	60,000,000	59,703,198
4.249% due 06/12/25 †	80,000,000	79,328,800

Total short-term U.S. government and agency obligations (cost $188,868,730)		$188,867,108

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2025	1,222	$86,700,900	$5,335,281
WTI Crude Oil - NYMEX, expires December 2025	1,269	85,555,980	3,301,577
WTI Crude Oil - NYMEX, expires June 2026	1,292	85,026,520	3,241,430

			$11,878,288

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/07/25	$54,447,706	$3,294,012
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/07/25	236,270,092	14,294,020
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/07/25	71,775,686	4,342,332
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/07/25	179,344,961	10,861,665
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/07/25	65,650,581	3,973,883

Total Unrealized Appreciation				$36,765,912

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$3,505,104	$5,010,450

Expenses
Management fee	964,913	1,477,017
Brokerage commissions	46,568	61,804

Total expenses	1,011,481	1,538,821

Net investment income (loss)	2,493,623	3,471,629

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,158,728	16,466,837
Swap agreements	4,358,133	76,651,763
Short-term U.S. government and agency obligations	—	12,505

Net realized gain (loss)	15,516,861	93,131,105

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,014,203	25,426,977
Swap agreements	(1,449,698)	29,711,430
Short-term U.S. government and agency obligations	(28,855)	(54,565)

Change in net unrealized appreciation (depreciation)	(464,350)	55,083,842

Net realized and unrealized gain (loss)	15,052,511	148,214,947

Net income (loss)	$17,546,134	$151,686,576

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$523,420,064	$652,793,437

Addition of 5,700,000 and 4,050,000 shares, respectively	145,515,138	109,039,827
Redemption of 8,800,000 and 10,900,000 shares, respectively	(254,017,509)	(316,342,945)

Net addition (redemption) of (3,100,000) and (6,850,000) shares, respectively	(108,502,371)	(207,303,118)

Net investment income (loss)	2,493,623	3,471,629
Net realized gain (loss)	15,516,861	93,131,105
Change in net unrealized appreciation (depreciation)	(464,350)	55,083,842

Net income (loss)	17,546,134	151,686,576

Shareholders’ equity, end of period	$432,463,827	$597,176,895

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$17,546,134	$151,686,576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(522,138,550)	(379,945,998)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	435,000,000	315,012,505
Net amortization and accretion on short-term U.S. government and agency obligations	(2,005,913)	(3,606,525)
Net realized (gain) loss on investments	—	(12,505)
Change in unrealized (appreciation) depreciation on investments	1,478,553	(29,656,865)
Decrease (Increase) in receivable on open futures contracts	(2,822,327)	(2,343,342)
Decrease (Increase) in interest receivable	172,688	350,287
Increase (Decrease) in payable to Sponsor	(100,900)	(62,672)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(2,030)
Increase (Decrease) in payable on open futures contracts	(70,422)	(1,199,980)

Net cash provided by (used in) operating activities	(72,940,737)	50,219,451

Cash flow from financing activities
Proceeds from addition of shares	145,515,138	114,294,849
Payment on shares redeemed	(251,340,864)	(316,342,945)

Net cash provided by (used in) financing activities	(105,825,726)	(202,048,096)

Net increase (decrease) in cash	(178,766,463)	(151,828,645)
Cash, beginning of period	385,855,334	398,178,826

Cash, end of period	$207,088,871	$246,350,181

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,194,871 and $99,724,267, respectively)	$99,195,433	$99,751,500
Cash	67,485,793	205,241,492
Segregated cash balances with brokers for futures contracts	58,040,096	117,769,697
Receivable from capital shares sold	4,264,339	10,966,643
Receivable on open futures contracts	4,539,416	—
Interest receivable	477,911	825,264

Total assets	234,002,988	434,554,596

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,564,034	38,058,122
Brokerage commissions and futures account fees payable	2,808	13,669
Payable to Sponso r	198,643	401,306

Total liabilities	1,765,485	38,473,097

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	232,237,503	396,081,499

Total liabilities and shareholders’ equity	$234,002,988	$434,554,596

Shares outstanding	2,723,047	7,223,047

Net asset value per share	$85.29	$54.84

Market value per share (Note 2)	$85.76	$55.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.367% due 05/13/25	$10,000,000	$9,950,533
4.249% due 06/12/25	90,000,000	89,244,900

Total short-term U.S. government and agency obligations (cost $99,194,871)		$99,195,433

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2025	11,276	$464,458,440	$55,126,979

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$2,901,053	$6,452,140

Expenses
Management fee	703,053	1,449,427
Brokerage commissions	282,155	703,092
Futures accounts fees	98,538	88,985

Total expenses	1,083,746	2,241,504

Net investment income (loss)	1,817,307	4,210,636

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	222,605,228	(242,180,914)

Net realized gain (loss)	222,605,228	(242,180,914)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(42,112,222)	(136,379,348)
Short-term U.S. government and agency obligations	(26,671)	(13,607)

Change in net unrealized appreciation (depreciation)	(42,138,893)	(136,392,955)

Net realized and unrealized gain (loss)	180,466,335	(378,573,869)

Net income (loss)	$182,283,642	$(374,363,233)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$396,081,499	$729,892,808

Addition of 5,300,000 and 8,020,000 shares, respectively	339,318,516	730,517,767
Redemption of 9,800,000 and 4,290,000 shares, respectively	(685,446,154)	(505,305,965)

Net addition (redemption) of (4,500,000) and 3,730,000 shares, respectively	(346,127,638)	225,211,802

Net investment income (loss)	1,817,307	4,210,636
Net realized gain (loss)	222,605,228	(242,180,914)
Change in net unrealized appreciation (depreciation)	(42,138,893)	(136,392,955)

Net income (loss)	182,283,642	(374,363,233)

Shareholders’ equity, end of period	$232,237,503	$580,741,377

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$182,283,642	$(374,363,233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(343,123,466)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	345,000,000	65,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(1,347,138)	(554,490)
Change in unrealized (appreciation) depreciation on investments	26,671	13,607
Decrease (Increase) in receivable on open futures contracts	(4,539,416)	(15,036,929)
Decrease (Increase) in interest receivable	347,353	1,163,149
Increase (Decrease) in payable to Sponsor	(202,663)	(183,355)
Increase (Decrease) in brokerage commissions and futures account fees payable	(10,861)	(32,980)
Increase (Decrease) in payable on open futures contracts	(36,494,088)	(1,871,376)

Net cash provided by (used in) operating activities	141,940,034	(325,865,607)

Cash flow from financing activities
Proceeds from addition of shares	346,020,820	692,778,367
Payment on shares redeemed	(685,446,154)	(524,672,326)

Net cash provided by (used in) financing activities	(339,425,334)	168,106,041

Net increase (decrease) in cash	(197,485,300)	(157,759,566)
Cash, beginning of period	323,011,189	701,114,381

Cash, end of period	$125,525,889	$543,354,815

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$4,453,942	$5,285,126
Segregated cash balances with brokers for foreign currency forward contracts	618,421	618,421
Unrealized appreciation on foreign currency forward contracts	27,749	2,312
Interest receivable	15,464	19,473

Total assets	5,115,576	5,925,332

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	4,103	4,736
Unrealized depreciation on foreign currency forward contracts	—	169,440

Total liabilities	4,103	174,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,111,473	5,751,156

Total liabilities and shareholders’ equity	$5,115,576	$5,925,332

Shares outstanding	450,000	550,000

Net asset value per share	$11.36	$10.46

Market value per share (Note 2)	$11.38	$10.45

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/04/25	5,661,921	$6,123,558	$18,318
Euro with UBS AG	04/04/25	3,991,502	4,316,943	9,075

Total Unrealized Appreciation				$27,393

Contracts to Sell
Euro with Goldman Sachs International	04/04/25	(105,000)	$(113,561)	$224
Euro with UBS AG	04/04/25	(111,000)	(120,050)	132

Total Unrealized Appreciation				$356

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$45,472	$78,486

Expenses
Management fee	11,812	15,935

Total expenses	11,812	15,935

Net investment income (loss)	33,660	62,551

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	160,517	144,574

Net realized gain (loss)	160,517	144,574

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	194,877	(509,514)

Change in net unrealized appreciation (depreciation)	194,877	(509,514)

Net realized and unrealized gain (loss)	355,394	(364,940)

Net income (loss)	$389,054	$(302,389)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$5,751,156	$7,114,015

Addition of – and 100,000 shares, respectively	—	1,140,357
Redemption of 100,000 and 100,000 shares, respectively	(1,028,737)	(1,147,935)

Net addition (redemption) of (100,000) and – shares, respectively	(1,028,737)	(7,578)

Net investment income (loss)	33,660	62,551
Net realized gain (loss)	160,517	144,574
Change in net unrealized appreciation (depreciation)	194,877	(509,514)

Net income (loss)	389,054	(302,389)

Shareholders’ equity, end of period	$5,111,473	$6,804,048

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$389,054	$(302,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(194,877)	509,514
Decrease (Increase) in interest receivable	4,009	(562)
Increase (Decrease) in payable to Sponsor	(633)	(56)

Net cash provided by (used in) operating activities	197,553	206,507

Cash flow from financing activities
Proceeds from addition of shares	—	1,140,357
Payment on shares redeemed	(1,028,737)	(1,147,935)

Net cash provided by (used in) financing activities	(1,028,737)	(7,578)

Net increase (decrease) in cash	(831,184)	198,929
Cash, beginning of period	5,903,547	6,785,459

Cash, end of period	$5,072,363	$6,984,388

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $248,399,602 and $74,793,200, respectively)	$248,398,141	$74,813,625
Cash	175,397,098	203,750,372
Segregated cash balances with brokers for futures contracts	26,950,000	11,408,000
Unrealized appreciation on swap agreements	23,565,471	—
Receivable on open futures contracts	6,036,294	1,952,335
Interest receivable	605,353	371,587

Total assets	480,952,357	292,295,919

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	332,932	238,455
Unrealized depreciation on swap agreements	—	2,348,132

Total liabilities	332,932	2,586,587

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	480,619,425	289,709,332

Total liabilities and shareholders’ equity	$480,952,357	$292,295,919

Shares outstanding	3,750,000	3,100,000

Net asset value per share	$128.17	$93.45

Market value per share (Note 2)	$128.72	$93.48

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.387% due 04/29/25 †	$50,000,000	$49,835,110
4.367% due 05/13/25	70,000,000	69,653,731
4.249% due 06/12/25 †	130,000,000	128,909,300

Total short-term U.S. government and agency obligations (cost $248,399,602)		$248,398,141

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2025	1,843	$580,600,290	$29,709,593

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/07/25	$163,451,198	$10,118,672
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/07/25	77,634,149	4,806,049
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/07/25	139,577,699	8,640,750

Total Unrealized Appreciation				$23,565,471

†	All or partial amount pledged as collateral for swap agreements.

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*
Reflects the floating financing rate, as of March 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$3,738,547	$2,013,915

Expenses
Management fee	863,544	436,603
Brokerage commissions	19,344	9,873

Total expenses	882,888	446,476

Net investment income (loss)	2,855,659	1,567,439

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	29,332,072	6,965,052
Swap agreements	29,096,514	11,506,219
Short-term U.S. government and agency obligations	—	3,011

Net realized gain (loss)	58,428,586	18,474,282

Change in net unrealized appreciation (depreciation) on
Futures contracts	30,133,001	(1,719,120)
Swap agreements	25,913,603	4,456,434
Short-term U.S. government and agency obligations	(21,886)	(16,122)

Change in net unrealized appreciation (depreciation)	56,024,718	2,721,192

Net realized and unrealized gain (loss)	114,453,304	21,195,474

Net income (loss)	$117,308,963	$22,762,913

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$289,709,332	$191,502,023

Addition of 850,000 and 450,000 shares, respectively	96,700,763	29,329,988
Redemption of 200,000 and 450,000 shares, respectively	(23,099,633)	(27,624,083)

Net addition (redemption) of 650,000 and – shares, respectively	73,601,130	1,705,905

Net investment income (loss)	2,855,659	1,567,439
Net realized gain (loss)	58,428,586	18,474,282
Change in net unrealized appreciation (depreciation)	56,024,718	2,721,192

Net income (loss)	117,308,963	22,762,913

Shareholders’ equity, end of period	$480,619,425	$215,970,841

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$117,308,963	$22,762,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(616,446,985)	(162,692,795)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	445,000,000	85,003,011
Net amortization and accretion on short-term U.S. government and agency obligations	(2,159,417)	(1,403,697)
Net realized (gain) loss on investments	—	(3,011)
Change in unrealized (appreciation) depreciation on investments	(25,891,717)	(4,440,312)
Decrease (Increase) in receivable on open futures contracts	(4,083,959)	(1,065,148)
Decrease (Increase) in interest receivable	(233,766)	130,700
Increase (Decrease) in payable to Sponsor	94,477	11,778
Increase (Decrease) in payable on open futures contracts	—	(564,042)

Net cash provided by (used in) operating activities	(86,412,404)	(62,260,603)

Cash flow from financing activities
Proceeds from addition of shares	96,700,763	25,730,393
Payment on shares redeemed	(23,099,633)	(27,624,083)

Net cash provided by (used in) financing activities	73,601,130	(1,893,690)

Net increase (decrease) in cash	(12,811,274)	(64,154,293)
Cash, beginning of period	215,158,372	129,351,977

Cash, end of period	$202,347,098	$65,197,684

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $337,920,160 and $124,655,333, respectively)	$337,917,050	$124,689,375
Cash	308,016,768	376,597,126
Segregated cash balances with brokers for futures contracts	52,377,000	38,668,750
Segregated cash balances with brokers for swap agreements	—	76,561,398
Unrealized appreciation on swap agreements	28,024,204	—
Securities sold receivable	18,161,000	—
Receivable on open futures contracts	2,002,991	—
Interest receivable	1,054,995	851,132

Total assets	747,554,008	617,367,781

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	27,445,366	—
Payable on open futures contracts	1,563,102	2,258,150
Payable to Sponso r	553,081	507,430
Unrealized depreciation on swap agreements	—	52,518,908

Total liabilities	29,561,549	55,284,488

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	717,992,459	562,083,293

Total liabilities and shareholders’ equity	$747,554,008	$617,367,781

Shares outstanding	15,696,526	16,746,526

Net asset value per share	$45.74	$33.56

Market value per share (Note 2)	$46.16	$33.67

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(47% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.387% due 04/29/25 †	$70,000,000	$69,769,154
4.367% due 05/13/25 †	120,000,000	119,406,396
4.249% due 06/12/25 †	150,000,000	148,741,500

Total short-term U.S. government and agency obligations (cost $337,920,160)		$337,917,050

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2025	3,875	$670,588,125	$29,867,976

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/07/25	$340,679,271	$12,474,070
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	04/07/25	29,985,332	1,096,932
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/07/25	203,438,889	7,442,262
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/07/25	191,475,722	7,010,940

Total Unrealized Appreciation				$28,024,204

†	All or partial amount pledged as collateral for swap agreements.

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.

*
Reflects the floating financing rate, as of March 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$6,019,905	$3,634,857

Expenses
Management fee	1,516,455	873,901
Brokerage commissions	46,556	28,042

Total expenses	1,563,011	901,943

Net investment income (loss)	4,456,894	2,732,914

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,172,336	(5,638,782)
Swap agreements	31,538,451	1,168,070
Short-term U.S. government and agency obligations	—	4,797

Net realized gain (loss)	54,710,787	(4,465,915)

Change in net unrealized appreciation (depreciation) on
Futures contracts	58,771,511	10,280,846
Swap agreements	80,543,112	11,359,676
Short-term U.S. government and agency obligations	(37,152)	(31,923)

Change in net unrealized appreciation (depreciation)	139,277,471	21,608,599

Net realized and unrealized gain (loss)	193,988,258	17,142,684

Net income (loss)	$198,445,152	$19,875,598

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$562,083,293	$390,146,373

Addition of 4,850,000 and 2,300,000 shares, respectively	203,711,879	58,374,730
Redemption of 5,900,000 and 2,450,000 shares, respectively	(246,247,865)	(64,811,957)

Net addition (redemption) of (1,050,000) and (150,000) shares, respectively	(42,535,986)	(6,437,227)

Net investment income (loss)	4,456,894	2,732,914
Net realized gain (loss)	54,710,787	(4,465,915)
Change in net unrealized appreciation (depreciation)	139,277,471	21,608,599

Net income (loss)	198,445,152	19,875,598

Shareholders’ equity, end of period	$717,992,459	$403,584,744

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$198,445,152	$19,875,598
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(944,854,868)	(263,537,090)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	735,000,000	175,004,797
Net amortization and accretion on short-term U.S. government and agency obligations	(3,409,959)	(2,299,027)
Net realized (gain) loss on investments	—	(4,797)
Change in unrealized (appreciation) depreciation on investments	(80,505,960)	(11,327,753)
Decrease (Increase) in securities sold receivable	(18,161,000)	—
Decrease (Increase) in receivable on open futures contracts	(2,002,991)	(714,136)
Decrease (Increase) in interest receivable	(203,863)	199,060
Increase (Decrease) in payable to Sponsor	45,651	2,189
Increase (Decrease) in payable on open futures contracts	(695,048)	(3,503,958)

Net cash provided by (used in) operating activities	(116,342,886)	(86,305,117)

Cash flow from financing activities
Proceeds from addition of shares	203,711,879	55,397,560
Payment on shares redeemed	(218,802,499)	(64,811,957)

Net cash provided by (used in) financing activities	(15,090,620)	(9,414,397)

Net increase (decrease) in cash	(131,433,506)	(95,719,514)
Cash, beginning of period	491,827,274	279,193,929

Cash, end of period	$360,393,768	$183,474,415

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,803,043 and $24,931,067, respectively)	$49,802,132	$24,937,875
Cash	136,575,062	88,749,502
Segregated cash balances with brokers for futures contracts	176,653,966	161,872,327
Receivable on open futures contracts	54,902,802	9,002,751
Interest receivable	477,097	803,191

Total assets	418,411,059	285,365,646

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	93,752,420	—
Payable on open futures contracts	1,042,759	613,972
Brokerage commissions and futures account fees payable	19,034	24,616
Payable to Sponso r	214,903	274,998

Total liabilities	95,029,116	913,586

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	323,381,943	284,452,060

Total liabilities and shareholders’ equity	$418,411,059	$285,365,646

Shares outstanding	13,793,643	13,693,643

Net asset value per share	$23.44	$20.77

Market value per share (Note 2)	$23.43	$20.72

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(15% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.387% due 04/29/25	$30,000,000	$29,901,066
4.367% due 05/13/25	20,000,000	19,901,066

Total short-term U.S. government and agency obligations (cost $49,803,043)		$49,802,132

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2025	12,297	$256,312,520	$20,851,935
VIX Futures - Cboe, expires May 2025	11,145	228,329,844	12,765,137

			$33,617,072

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$2,887,526	$2,758,242

Expenses
Management fee	836,310	667,531
Brokerage commissions	887,712	486,546
Futures accounts fees	86,907	86,170

Total expenses	1,810,929	1,240,247

Net investment income (loss)	1,076,597	1,517,995

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	99,921,457	(91,003,229)
Short-term U.S. government and agency obligations	(70)	10,637

Net realized gain (loss)	99,921,387	(90,992,592)

Change in net unrealized appreciation (depreciation) on
Futures contracts	19,641,080	13,285,128
Short-term U.S. government and agency obligations	(7,719)	(4,559)

Change in net unrealized appreciation (depreciation)	19,633,361	13,280,569

Net realized and unrealized gain (loss)	119,554,748	(77,712,023)

Net income (loss)	$120,631,345	$(76,194,028)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$284,452,060	$348,555,743

Addition of 45,350,000 and 2,820,000 shares, respectively	881,018,888	94,706,832
Redemption of 45,250,000 and 2,240,000 shares, respectively	(962,720,350)	(88,827,898)

Net addition (redemption) of 100,000 and 580,000 shares, respectively	(81,701,462)	5,878,934

Net investment income (loss)	1,076,597	1,517,995
Net realized gain (loss)	99,921,387	(90,992,592)
Change in net unrealized appreciation (depreciation)	19,633,361	13,280,569

Net income (loss)	120,631,345	(76,194,028)

Shareholders’ equity, end of period	$323,381,943	$278,240,649

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$120,631,345	$(76,194,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(218,972,961)	(105,703,000)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	194,910,250	46,921,617
Net amortization and accretion on short-term U.S. government and agency obligations	(809,335)	(520,411)
Net realized (gain) loss on investments	70	(10,637)
Change in unrealized (appreciation) depreciation on investments	7,719	4,559
Decrease (Increase) in receivable on open futures contracts	(45,900,051)	(201,091)
Decrease (Increase) in interest receivable	326,094	390,696
Increase (Decrease) in payable to Sponsor	(60,095)	(93,351)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,582)	(12,991)
Increase (Decrease) in payable on open futures contracts	428,787	648,632

Net cash provided by (used in) operating activities	50,556,241	(134,770,005)

Cash flow from financing activities
Proceeds from addition of shares	881,018,888	90,929,010
Payment on shares redeemed	(868,967,930)	(88,827,898)

Net cash provided by (used in) financing activities	12,050,958	2,101,112

Net increase (decrease) in cash	62,607,199	(132,668,893)
Cash, beginning of period	250,621,829	337,411,617

Cash, end of period	$313,229,028	$204,742,724

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$54,459,954	$39,802,626
Segregated cash balances with brokers for foreign currency forward contracts	8,264,608	8,805,479
Unrealized appreciation on foreign currency forward contracts	48,567	146,194
Interest receivable	202,004	149,992

Total assets	62,975,133	48,904,291

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	51,865	37,154
Unrealized depreciation on foreign currency forward contracts	1,595,925	4,361,491

Total liabilities	1,647,790	4,398,645

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	61,327,343	44,505,646

Total liabilities and shareholders’ equity	$62,975,133	$48,904,291

Shares outstanding	2,799,970	2,199,970

Net asset value per share	$21.90	$20.23

Market value per share (Note 2)	$21.89	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/04/25	9,854,369,056	$65,729,696	$(789,935)
Yen with UBS AG	04/04/25	10,126,928,856	67,547,700	(805,990)

Total Unrealized Depreciation				$(1,595,925)

Contracts to Sell
Yen with Goldman Sachs International	04/04/25	(289,802,000)	$(1,933,010)	$463
Yen with UBS AG	04/04/25	(1,286,656,000)	(8,582,133)	48,104

Total Unrealized Appreciation				$48,567

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$528,121	$370,254

Expenses
Management fee	137,014	77,236

Total expenses	137,014	77,236

Net investment income (loss)	391,107	293,018

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,642,642	(2,031,575)

Net realized gain (loss)	1,642,642	(2,031,575)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,667,939	(3,578,931)

Change in net unrealized appreciation (depreciation)	2,667,939	(3,578,931)

Net realized and unrealized gain (loss)	4,310,581	(5,610,506)

Net income (loss)	$4,701,688	$(5,317,488)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$44,505,646	$30,205,770

Addition of 900,000 and 800,000 shares, respectively	18,743,712	19,596,625
Redemption of 300,000 and 100,000 shares, respectively	(6,623,703)	(2,490,362)

Net addition (redemption) of 600,000 and 700,000 shares, respectively	12,120,009	17,106,263

Net investment income (loss)	391,107	293,018
Net realized gain (loss)	1,642,642	(2,031,575)
Change in net unrealized appreciation (depreciation)	2,667,939	(3,578,931)

Net income (loss)	4,701,688	(5,317,488)

Shareholders’ equity, end of period	$61,327,343	$41,994,545

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$4,701,688	$(5,317,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(2,667,939)	3,578,931
Decrease (Increase) in interest receivable	(52,012)	(38,034)
Increase (Decrease) in payable to Sponsor	14,711	7,672

Net cash provided by (used in) operating activities	1,996,448	(1,768,919)

Cash flow from financing activities
Proceeds from addition of shares	18,743,712	19,596,625
Payment on shares redeemed	(6,623,703)	(3,863,529)

Net cash provided by (used in) financing activities	12,120,009	15,733,096

Net increase (decrease) in cash	14,116,457	13,964,177
Cash, beginning of period	48,608,105	29,977,711

Cash, end of period	$62,724,562	$43,941,888

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,565,743 and $–, respectively)	$59,565,466	$—
Cash	73,124,502	88,861,451
Segregated cash balances with brokers for futures contracts	49,689,336	31,873,660
Receivable from capital shares sold	4,184,555	3,386,356
Interest receivable	368,879	341,824

Total assets	186,932,738	124,463,291

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,589,582	2,372,844
Payable to Sponso r	157,929	93,113

Total liabilities	7,747,511	2,465,957

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	179,185,227	121,997,334

Total liabilities and shareholders’ equity	$186,932,738	$124,463,291

Shares outstanding	10,705,220	7,205,220

Net asset value per share	$16.74	$16.93

Market value per share (Note 2)	$16.76	$16.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.367% due 05/13/25	$20,000,000	$19,901,066
4.249% due 06/12/25	40,000,000	39,664,400

Total short-term U.S. government and agency obligations (cost $59,565,743)		$59,565,466

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2025	1,705	$120,969,750	$3,195,624
WTI Crude Oil - NYMEX, expires December 2025	1,766	119,063,720	2,513,254
WTI Crude Oil - NYMEX, expires June 2026	1,798	118,326,380	(3,879,443)

			$1,829,435

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$1,934,823	$2,242,767

Expenses
Management fee	481,324	451,585
Brokerage commissions	60,776	53,961

Total expenses	542,100	505,546

Net investment income (loss)	1,392,723	1,737,221

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,933,899	(12,515,601)
Short-term U.S. government and agency obligations	—	6,779

Net realized gain (loss)	8,933,899	(12,508,822)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,484,827	(34,431,430)
Short-term U.S. government and agency obligations	(277)	(17,703)

Change in net unrealized appreciation (depreciation)	3,484,550	(34,449,133)

Net realized and unrealized gain (loss)	12,418,449	(46,957,955)

Net income (loss)	$13,811,172	$(45,220,734)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$121,997,334	$188,963,592

Addition of 10,100,000 and 8,450,000 shares, respectively	157,754,091	150,729,657
Redemption of 6,600,000 and 5,150,000 shares, respectively	(114,377,370)	(96,960,220)

Net addition (redemption) of 3,500,000 and 3,300,000 shares, respectively	43,376,721	53,769,437

Net investment income (loss)	1,392,723	1,737,221
Net realized gain (loss)	8,933,899	(12,508,822)
Change in net unrealized appreciation (depreciation)	3,484,550	(34,449,133)

Net income (loss)	13,811,172	(45,220,734)

Shareholders’ equity, end of period	$179,185,227	$197,512,295

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$13,811,172	$(45,220,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(228,753,456)	(162,869,137)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	170,000,000	90,006,779
Net amortization and accretion on short-term U.S. government and agency obligations	(812,287)	(1,279,212)
Net realized (gain) loss on investments	—	(6,779)
Change in unrealized (appreciation) depreciation on investments	277	17,703
Decrease (Increase) in receivable on open futures contracts	—	654,887
Decrease (Increase) in interest receivable	(27,055)	47,683
Increase (Decrease) in payable to Sponsor	64,816	26,591
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(122)
Increase (Decrease) in payable on open futures contracts	5,216,738	5,534,125

Net cash provided by (used in) operating activities	(40,499,795)	(113,088,216)

Cash flow from financing activities
Proceeds from addition of shares	156,955,892	146,749,029
Payment on shares redeemed	(114,377,370)	(100,056,311)

Net cash provided by (used in) financing activities	42,578,522	46,692,718

Net increase (decrease) in cash	2,078,727	(66,395,498)
Cash, beginning of period	120,735,111	141,574,168

Cash, end of period	$122,813,838	$75,178,670

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $348,035,730 and $–, respectively)	$348,033,928	$—
Cash	93,240,879	177,262,462
Segregated cash balances with brokers for futures contracts	140,485,189	81,628,795
Receivable on open futures contracts	3,931,178	19,205,533
Interest receivable	1,023,909	405,754

Total assets	586,715,083	278,502,544

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	17,443,727
Payable on open futures contracts	12,344,043	—
Brokerage commissions and futures account fees payable	12,384	3,166
Payable to Sponso r	505,188	115,508

Total liabilities	12,861,615	17,562,401

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	573,853,468	260,940,143

Total liabilities and shareholders’ equity	$586,715,083	$278,502,544

Shares outstanding	29,133,712	5,983,712

Net asset value per share	$19.70	$43.61

Market value per share (Note 2)	$19.57	$42.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.387% due 04/29/25	$150,000,000	$149,505,330
4.367% due 05/13/25	60,000,000	59,703,198
4.249% due 06/12/25	140,000,000	138,825,400

Total short-term U.S. government and agency obligations (cost $348,035,730)		$348,033,928

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2025	27,864	$1,147,718,160	$(40,726,739)

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$4,443,450	$1,347,078

Expenses
Management fee	1,087,219	262,444
Brokerage commissions	504,500	261,254
Futures accounts fees	46,040	16,033

Total expenses	1,637,759	539,731

Net investment income (loss)	2,805,691	807,347

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(221,827,712)	44,654,357
Short-term U.S. government and agency obligations	—	(1,743)

Net realized gain (loss)	(221,827,712)	44,652,614

Change in net unrealized appreciation (depreciation) on
Futures contracts	(14,596,235)	23,830,634
Short-term U.S. government and agency obligations	(1,802)	(4,146)

Change in net unrealized appreciation (depreciation)	(14,598,037)	23,826,488

Net realized and unrealized gain (loss)	(236,425,749)	68,479,102

Net income (loss)	$(233,620,058)	$69,286,449

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$260,940,143	$140,963,092

Addition of 47,000,000 and 6,600,000 shares, respectively	1,166,645,827	330,055,174
Redemption of 23,850,000 and 8,300,000 shares, respectively	(620,112,444)	(445,959,360)

Net addition (redemption) of 23,150,000 and (1,700,000) shares, respectively	546,533,383	(115,904,186)

Net investment income (loss)	2,805,691	807,347
Net realized gain (loss)	(221,827,712)	44,652,614
Change in net unrealized appreciation (depreciation)	(14,598,037)	23,826,488

Net income (loss)	(233,620,058)	69,286,449

Shareholders’ equity, end of period	$573,853,468	$94,345,355

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(233,620,058)	$69,286,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(646,107,653)	(98,718,829)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	300,000,000	44,796,807
Net amortization and accretion on short-term U.S. government and agency obligations	(1,928,077)	(531,166)
Net realized (gain) loss on investments	—	1,743
Change in unrealized (appreciation) depreciation on investments	1,802	4,146
Decrease (Increase) in receivable on open futures contracts	15,274,355	2,137,087
Decrease (Increase) in interest receivable	(618,155)	270,767
Increase (Decrease) in payable to Sponsor	389,680	(23,877)
Increase (Decrease) in brokerage commissions and futures account fees payable	9,218	(6,278)
Increase (Decrease) in payable on open futures contracts	12,344,043	(6,552,322)

Net cash provided by (used in) operating activities	(554,254,845)	10,664,527

Cash flow from financing activities
Proceeds from addition of shares	1,166,645,827	339,666,552
Payment on shares redeemed	(637,556,171)	(437,890,159)

Net cash provided by (used in) financing activities	529,089,656	(98,223,607)

Net increase (decrease) in cash	(25,165,189)	(87,559,080)
Cash, beginning of period	258,891,257	136,172,565

Cash, end of period	$233,726,068	$48,613,485

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$31,394,495	$36,236,198
Segregated cash balances with brokers for foreign currency forward contracts	4,241,088	4,402,112
Unrealized appreciation on foreign currency forward contracts	—	1,189,827
Interest receivable	107,702	129,971

Total assets	35,743,285	41,958,108

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,614,862	—
Payable to Sponso r	27,905	32,657
Unrealized depreciation on foreign currency forward contracts	187,668	32,777

Total liabilities	1,830,435	65,434

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,912,850	41,892,674

Total liabilities and shareholders’ equity	$35,743,285	$41,958,108

Shares outstanding	1,050,000	1,200,000

Net asset value per share	$32.30	$34.91

Market value per share (Note 2)	$32.27	$34.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/04/25	4,564,000	$4,936,120	$(19,834)
Euro with UBS AG	04/04/25	6,770,000	7,321,982	(13,983)

Total Unrealized Depreciation				$(33,817)

Contracts to Sell
Euro with Goldman Sachs International	04/04/25	(35,749,263)	$(38,664,030)	$(115,905)
Euro with UBS AG	04/04/25	(38,200,199)	(41,314,799)	(37,946)

Total Unrealized Depreciation				$(153,851)

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$348,055	$458,317

Expenses
Management fee	89,948	95,250

Total expenses	89,948	95,250

Net investment income (loss)	258,107	363,067

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,630,953)	(943,861)
Short-term U.S. government and agency obligations	—	4,641

Net realized gain (loss)	(1,630,953)	(939,220)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,344,718)	2,967,733

Change in net unrealized appreciation (depreciation)	(1,344,718)	2,967,733

Net realized and unrealized gain (loss)	(2,975,671)	2,028,513

Net income (loss)	$(2,717,564)	$2,391,580

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$41,892,674	$39,367,550

Addition of 50,000 and – shares, respectively	1,572,364	—
Redemption of 200,000 and 100,000 shares, respectively	(6,834,624)	(3,046,248)

Net addition (redemption) of (150,000) and (100,000) shares, respectively	(5,262,260)	(3,046,248)

Net investment income (loss)	258,107	363,067
Net realized gain (loss)	(1,630,953)	(939,220)
Change in net unrealized appreciation (depreciation)	(1,344,718)	2,967,733

Net income (loss)	(2,717,564)	2,391,580

Shareholders’ equity, end of period	$33,912,850	$38,712,882

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(2,717,564)	$2,391,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	4,641
Net realized (gain) loss on investments	—	(4,641)
Change in unrealized (appreciation) depreciation on investments	1,344,718	(2,967,733)
Decrease (Increase) in interest receivable	22,269	8,128
Increase (Decrease) in payable to Sponsor	(4,752)	(1,818)

Net cash provided by (used in) operating activities	(1,355,329)	(569,843)

Cash flow from financing activities
Proceeds from addition of shares	1,572,364	—
Payment on shares redeemed	(5,219,762)	(3,046,248)

Net cash provided by (used in) financing activities	(3,647,398)	(3,046,248)

Net increase (decrease) in cash	(5,002,727)	(3,616,091)
Cash, beginning of period	40,638,310	41,090,342

Cash, end of period	$35,635,583	$37,474,251

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$37,666,820	$13,148,117
Segregated cash balances with brokers for futures contracts	3,045,000	588,800
Segregated cash balances with brokers for swap agreements	4,119,969	2,782,413
Unrealized appreciation on swap agreements	—	141,581
Receivable from capital shares sold	2,544,282	—
Interest receivable	99,743	61,820

Total assets	47,475,814	16,722,731

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	828,842	82,309
Payable to Sponso r	26,551	15,994
Unrealized depreciation on swap agreements	1,497,486	—

Total liabilities	2,352,879	98,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,122,935	16,624,428

Total liabilities and shareholders’ equity	$47,475,814	$16,722,731

Shares outstanding	3,546,977	946,977

Net asset value per share	$12.72	$17.56

Market value per share (Note 2)	$12.67	$17.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2025	210	$66,156,300	$(2,565,593)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/07/25	$(5,548,546)	$(345,274)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/07/25	(7,272,003)	(452,286)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/07/25	(11,247,801)	(699,926)

Total Unrealized Depreciation				$(1,497,486)

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$212,707	$143,203

Expenses
Management fee	57,780	32,401
Brokerage commissions	2,079	935

Total expenses	59,859	33,336

Net investment income (loss)	152,848	109,867

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,577,624)	(649,963)
Swap agreements	(1,864,980)	(747,850)

Net realized gain (loss)	(3,442,604)	(1,397,813)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,686,649)	(62,819)
Swap agreements	(1,639,067)	(281,760)

Change in net unrealized appreciation (depreciation)	(4,325,716)	(344,579)

Net realized and unrealized gain (loss)	(7,768,320)	(1,742,392)

Net income (loss)	$(7,615,472)	$(1,632,525)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$16,624,428	$11,795,779

Addition of 3,000,000 and 200,000 shares, respectively	42,014,455	5,007,630
Redemption of 400,000 and – shares, respectively	(5,900,476)	—

Net addition (redemption) of 2,600,000 and 200,000 shares, respectively	36,113,979	5,007,630

Net investment income (loss)	152,848	109,867
Net realized gain (loss)	(3,442,604)	(1,397,813)
Change in net unrealized appreciation (depreciation)	(4,325,716)	(344,579)

Net income (loss)	(7,615,472)	(1,632,525)

Shareholders’ equity, end of period	$45,122,935	$15,170,884

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(7,615,472)	$(1,632,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	1,639,067	281,760
Decrease (Increase) in receivable on open futures contracts	—	17,324
Decrease (Increase) in interest receivable	(37,923)	(8,566)
Increase (Decrease) in payable to Sponsor	10,557	1,697
Increase (Decrease) in payable on open futures contracts	746,533	178,749

Net cash provided by (used in) operating activities	(5,257,238)	(1,161,561)

Cash flow from financing activities
Proceeds from addition of shares	39,470,173	3,835,173
Payment on shares redeemed	(5,900,476)	—

Net cash provided by (used in) financing activities	33,569,697	3,835,173

Net increase (decrease) in cash	28,312,459	2,673,612
Cash, beginning of period	16,519,330	11,946,483

Cash, end of period	$44,831,789	$14,620,095

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$24,804,264	$10,846,306
Segregated cash balances with brokers for futures contracts	2,320,500	839,500
Segregated cash balances with brokers for swap agreements	9,413,440	9,082,795
Unrealized appreciation on swap agreements	—	2,954,018
Receivable on open futures contracts	555,951	8,500
Interest receivable	68,788	49,804

Total assets	37,162,943	23,780,923

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,960,279	—
Payable on open futures contracts	—	9,092
Payable to Sponso r	23,066	19,212
Unrealized depreciation on swap agreements	1,311,979	—

Total liabilities	4,295,324	28,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	32,867,619	23,752,619

Total liabilities and shareholders’ equity	$37,162,943	$23,780,923

Shares outstanding	1,110,264	560,264

Net asset value per share	$29.60	$42.40

Market value per share (Note 2)	$29.33	$42.00

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2025	175	$30,284,625	$(274,136)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/07/25	$(18,620,536)	$(687,939)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	04/07/25	(13,297,188)	(491,267)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/07/25	(1,834,207)	(67,825)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	04/07/25	(1,757,901)	(64,948)

Total Unrealized Depreciation				$(1,311,979)

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of March 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$177,855	$381,433

Expenses
Management fee	61,371	91,138
Brokerage commissions	4,329	6,024

Total expenses	65,700	97,162

Net investment income (loss)	112,155	284,271

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,741,414)	4,873,708
Swap agreements	(1,367,572)	906,312

Net realized gain (loss)	(3,108,986)	5,780,020

Change in net unrealized appreciation (depreciation) on
Futures contracts	(786,051)	(1,750,266)
Swap agreements	(4,265,997)	331,664

Change in net unrealized appreciation (depreciation)	(5,052,048)	(1,418,602)

Net realized and unrealized gain (loss)	(8,161,034)	4,361,418

Net income (loss)	$(8,048,879)	$4,645,689

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$23,752,619	$65,149,686

Addition of 1,150,000 and 350,000 shares, respectively	36,984,514	25,818,888
Redemption of 600,000 and 887,500 shares, respectively	(19,820,635)	(71,369,234)

Net addition (redemption) of 550,000 and (537,500) shares, respectively	17,163,879	(45,550,346)

Net investment income (loss)	112,155	284,271
Net realized gain (loss)	(3,108,986)	5,780,020
Change in net unrealized appreciation (depreciation)	(5,052,048)	(1,418,602)

Net income (loss)	(8,048,879)	4,645,689

Shareholders’ equity, end of period	$32,867,619	$24,245,029

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(8,048,879)	$4,645,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	4,265,997	(331,664)
Decrease (Increase) in receivable on open futures contracts	(547,451)	329,629
Decrease (Increase) in interest receivable	(18,984)	108,209
Increase (Decrease) in payable to Sponsor	3,854	(26,350)
Increase (Decrease) in payable on open futures contracts	(9,092)	72,258

Net cash provided by (used in) operating activities	(4,354,555)	4,797,771

Cash flow from financing activities
Proceeds from addition of shares	36,984,514	26,725,913
Payment on shares redeemed	(16,860,356)	(69,665,081)

Net cash provided by (used in) financing activities	20,124,158	(42,939,168)

Net increase (decrease) in cash	15,769,603	(38,141,397)
Cash, beginning of period	20,768,601	64,596,871

Cash, end of period	$36,538,204	$26,455,474

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$23,504,726	$21,059,078
Segregated cash balances with brokers for foreign currency forward contracts	2,469,438	2,736,018
Unrealized appreciation on foreign currency forward contracts	470,477	2,283,588
Interest receivable	69,455	76,797

Total assets	26,514,096	26,155,481

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	17,956	19,957
Unrealized depreciation on foreign currency forward contracts	46,769	55,229

Total liabilities	64,725	75,186

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,449,371	26,080,295

Total liabilities and shareholders’ equity	$26,514,096	$26,155,481

Shares outstanding	597,160	547,160

Net asset value per share	$44.29	$47.66

Market value per share (Note 2)	$44.30	$46.68

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/04/25	42,985,000	$286,714	$(2,542)
Yen with UBS AG	04/04/25	638,109,150	4,256,257	(44,227)

Total Unrealized Depreciation				$(46,769)

Contracts to Sell
Yen with Goldman Sachs International	04/04/25	(3,211,349,165)	$(21,420,043)	$240,522
Yen with UBS AG	04/04/25	(5,373,110,574)	(35,839,222)	229,955

Total Unrealized Appreciation				$470,477

^
The positions and counterparties herein are as of March 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$208,973	$315,417

Expenses
Management fee	53,937	66,133

Total expenses	53,937	66,133

Net investment income (loss)	155,036	249,284

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(158,694)	1,705,271
Short-term U.S. government and agency obligations	—	3,541

Net realized gain (loss)	(158,694)	1,708,812

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,804,651)	2,938,152

Change in net unrealized appreciation (depreciation)	(1,804,651)	2,938,152

Net realized and unrealized gain (loss)	(1,963,345)	4,646,964

Net income (loss)	$(1,808,309)	$4,896,248

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$26,080,295	$24,010,010

Addition of 150,000 and 200,000 shares, respectively	6,676,426	7,579,960
Redemption of 100,000 and 100,000 shares, respectively	(4,499,041)	(3,823,995)

Net addition (redemption) of 50,000 and 100,000 shares, respectively	2,177,385	3,755,965

Net investment income (loss)	155,036	249,284
Net realized gain (loss)	(158,694)	1,708,812
Change in net unrealized appreciation (depreciation)	(1,804,651)	2,938,152

Net income (loss)	(1,808,309)	4,896,248

Shareholders’ equity, end of period	$26,449,371	$32,662,223

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(1,808,309)	$4,896,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	3,541
Net realized (gain) loss on investments	—	(3,541)
Change in unrealized (appreciation) depreciation on investments	1,804,651	(2,938,152)
Decrease (Increase) in interest receivable	7,342	(13,130)
Increase (Decrease) in payable to Sponsor	(2,001)	3,470

Net cash provided by (used in) operating activities	1,683	1,948,436

Cash flow from financing activities
Proceeds from addition of shares	6,676,426	7,579,960
Payment on shares redeemed	(4,499,041)	(3,823,995)

Net cash provided by (used in) financing activities	2,177,385	3,755,965

Net increase (decrease) in cash	2,179,068	5,704,401
Cash, beginning of period	23,795,096	25,242,327

Cash, end of period	$25,974,164	$30,946,728

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash	$29,850,986	$24,122,440
Segregated cash balances with brokers for futures contracts	4,600,781	3,959,399
Receivable on open futures contracts	105,582	557
Interest receivable	113,305	99,278

Total assets	34,670,654	28,181,674

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	395,814	—
Payable on open futures contracts	—	50,382
Brokerage commissions and futures account fees payable	1,673	1,656
Payable to Sponso r	26,360	18,426

Total liabilities	423,847	70,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,246,807	28,111,210

Total liabilities and shareholders’ equity	$34,670,654	$28,181,674

Shares outstanding	2,162,403	1,937,403

Net asset value per share	$15.84	$14.51

Market value per share (Note 2)	$15.85	$14.46

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2025	290	$5,974,493	$528,326
VIX Futures - Cboe, expires August 2025	554	11,384,257	853,298
VIX Futures - Cboe, expires September 2025	554	11,436,001	128,187
VIX Futures - Cboe, expires October 2025	264	5,447,138	136,939

			$1,646,750

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$281,099	$515,164

Expenses
Management fee	63,974	96,887
Brokerage commissions	12,545	20,163
Futures accounts fees	3,120	6,004

Total expenses	79,639	123,054

Net investment income (loss)	201,460	392,110

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	707,192	(6,108,469)
Short-term U.S. government and agency obligations	—	3,278

Net realized gain (loss)	707,192	(6,105,191)

Change in net unrealized appreciation (depreciation) on
Futures contracts	1,624,484	2,789,791

Change in net unrealized appreciation (depreciation)	1,624,484	2,789,791

Net realized and unrealized gain (loss)	2,331,676	(3,315,400)

Net income (loss)	$2,533,136	$(2,923,290)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$28,111,210	$37,866,143

Addition of 1,300,000 and 3,375,000 shares, respectively	20,127,612	54,425,947
Redemption of 1,075,000 and 300,000 shares, respectively	(16,525,151)	(4,765,736)

Net addition (redemption) of 225,000 and 3,075,000 shares, respectively	3,602,461	49,660,211

Net investment income (loss)	201,460	392,110
Net realized gain (loss)	707,192	(6,105,191)
Change in net unrealized appreciation (depreciation)	1,624,484	2,789,791

Net income (loss)	2,533,136	(2,923,290)

Shareholders’ equity, end of period	$34,246,807	$84,603,064

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$2,533,136	$(2,923,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	3,278
Net realized (gain) loss on investments	—	(3,278)
Decrease (Increase) in receivable on open futures contracts	(105,025)	(767,626)
Decrease (Increase) in interest receivable	(14,027)	(103,977)
Increase (Decrease) in payable to Sponsor	7,934	24,354
Increase (Decrease) in brokerage commissions and futures account fees payable	17	648
Increase (Decrease) in payable on open futures contracts	(50,382)	—

Net cash provided by (used in) operating activities	2,371,653	(3,769,891)

Cash flow from financing activities
Proceeds from addition of shares	20,127,612	54,425,947
Payment on shares redeemed	(16,129,337)	(4,765,736)

Net cash provided by (used in) financing activities	3,998,275	49,660,211

Net increase (decrease) in cash	6,369,928	45,890,320
Cash, beginning of period	28,081,839	37,611,189

Cash, end of period	$34,451,767	$83,501,509

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,832,000 and $24,931,067, respectively)	$19,832,200	$24,937,875
Cash	87,583,801	54,919,200
Segregated cash balances with brokers for futures contracts	55,395,832	50,955,604
Receivable on open futures contracts	638,274	2,613,474
Interest receivable	330,961	310,926

Total assets	163,781,068	133,737,079

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	656,969	—
Brokerage commissions and futures account fees payable	9,973	9,271
Payable to Sponso r	115,385	86,193

Total liabilities	782,327	95,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	162,998,741	133,641,615

Total liabilities and shareholders’ equity	$163,781,068	$133,737,079

Shares outstanding	3,241,252	2,966,252

Net asset value per share	$50.29	$45.05

Market value per share (Note 2)	$50.26	$45.02

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(12% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.249% due 06/12/25	$20,000,000	$19,832,200

Total short-term U.S. government and agency obligations (cost $19,832,000)		$19,832,200

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2025	4,129	$86,062,811	$7,705,127
VIX Futures - Cboe, expires May 2025	3,744	76,704,077	3,676,289

			$11,381,416

^^	Rates shown represent discount rate at the time of purchase.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$1,562,298	$1,758,262

Expenses
Management fee	366,495	336,376
Brokerage commissions	170,727	40,259
Futures accounts fees	66,398	33,271

Total expenses	603,620	409,906

Net investment income (loss)	958,678	1,348,356

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,209,263	(31,758,964)
Short-term U.S. government and agency obligations	—	4,830

Net realized gain (loss)	32,209,263	(31,754,134)

Change in net unrealized appreciation (depreciation) on
Futures contracts	6,988,089	2,984,519
Short-term U.S. government and agency obligations	(6,608)	(15,339)

Change in net unrealized appreciation (depreciation)	6,981,481	2,969,180

Net realized and unrealized gain (loss)	39,190,744	(28,784,954)

Net income (loss)	$40,149,422	$(27,436,598)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$133,641,615	$157,321,746

Addition of 4,725,000 and 950,000 shares, respectively	198,916,439	52,780,309
Redemption of 4,450,000 and 337,500 shares, respectively	(209,708,735)	(19,729,406)

Net addition (redemption) of 275,000 and 612,500 shares, respectively	(10,792,296)	33,050,903

Net investment income (loss)	958,678	1,348,356
Net realized gain (loss)	32,209,263	(31,754,134)
Change in net unrealized appreciation (depreciation)	6,981,481	2,969,180

Net income (loss)	40,149,422	(27,436,598)

Shareholders’ equity, end of period	$162,998,741	$162,936,051

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$40,149,422	$(27,436,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(134,311,104)	(108,597,450)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	140,000,000	99,944,134
Net amortization and accretion on short-term U.S. government and agency obligations	(589,829)	(898,230)
Net realized (gain) loss on investments	—	(4,830)
Change in unrealized (appreciation) depreciation on investments	6,608	15,339
Decrease (Increase) in receivable on open futures contracts	1,975,200	(2,782,506)
Decrease (Increase) in interest receivable	(20,035)	5,200
Increase (Decrease) in payable to Sponsor	29,192	7,232
Increase (Decrease) in brokerage commissions and futures account fees payable	702	(3,354)
Increase (Decrease) in payable on open futures contracts	656,969	(580)

Net cash provided by (used in) operating activities	47,897,125	(39,751,643)

Cash flow from financing activities
Proceeds from addition of shares	198,916,439	51,163,166
Payment on shares redeemed	(209,708,735)	(19,729,406)

Net cash provided by (used in) financing activities	(10,792,296)	31,433,760

Net increase (decrease) in cash	37,104,829	(8,317,883)
Cash, beginning of period	105,874,804	95,126,975

Cash, end of period	$142,979,633	$86,809,092

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,441,003,366 and $473,690,268, respectively)	$1,440,994,090	$473,819,625
Cash	1,310,734,241	1,765,501,542
Segregated cash balances with brokers for futures contracts	686,114,104	622,689,660
Segregated cash balances with brokers for foreign currency forward contracts	15,593,555	16,562,030
Segregated cash balances with brokers for swap agreements	82,050,026	172,690,806
Unrealized appreciation on swap agreements	88,355,587	41,311,209
Unrealized appreciation on foreign currency forward contracts	546,793	3,621,921
Receivable from capital shares sold	10,993,176	14,352,999
Securities sold receivable	18,161,000	—
Receivable on open futures contracts	78,998,770	35,746,889
Interest receivable	6,003,972	5,627,491

Total assets	3,738,545,314	3,151,924,172

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	131,593,857	20,192,198
Payable on open futures contracts	25,589,331	44,527,123
Brokerage commissions and futures account fees payable	52,305	59,280
Payable to Sponso r	2,791,147	2,525,993
Unrealized depreciation on swap agreements	2,809,465	54,867,040
Unrealized depreciation on foreign currency forward contracts	1,830,362	4,618,937

Total liabilities	164,666,467	126,790,571

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,573,878,847	3,025,133,601

Total liabilities and shareholders’ equity	$3,738,545,314	$3,151,924,172

Shares outstanding (Note 2)	111,771,884	89,221,884

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$30,950,905	$30,789,270
Expenses
Management fee	7,850,538	7,170,260
Brokerage commissions	2,164,503	1,843,552
Futures account fees	326,700	230,463

Total expenses	10,341,741	9,244,275

Net investment income (loss)	20,609,164	21,544,995

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	185,256,572	(288,399,020)
Swap agreements	61,760,546	89,484,514
Foreign currency forward contracts	13,512	(1,125,591)
Short-term U.S. government and agency obligations	(70)	69,945

Net realized gain (loss)	247,030,560	(199,970,152)

Change in net unrealized appreciation (depreciation) on
Futures contracts	61,240,763	(100,372,675)
Swap agreements	99,101,953	45,577,444
Foreign currency forward contracts	(286,553)	1,817,440
Short-term U.S. government and agency obligations	(138,633)	(185,198)

Change in net unrealized appreciation (depreciation)	159,917,530	(53,162,989)

Net realized and unrealized gain (loss)	406,948,090	(253,133,141)

Net income (loss)	$427,557,254	$(231,588,146)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2025	2024
Shareholders’ equity, beginning of period	$3,025,133,601	$3,282,832,126

Addition 132,675,000 and 41,065,000 shares, respectively	3,422,083,613	1,797,533,442
Redemption of 110,125,000 and 37,705,000 shares, respectively	(3,300,895,621)	(1,760,097,741)

Net addition (redemption) of 22,550,000 and 3,360,000 shares, respectively	121,187,992	37,435,701

Net investment income (loss)	20,609,164	21,544,995
Net realized gain (loss)	247,030,560	(199,970,152)
Change in net unrealized appreciation (depreciation)	159,917,530	(53,162,989)

Net income (loss)	427,557,254	(231,588,146)

Shareholders’ equity, end of period	$3,573,878,847	$3,088,679,681

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income (loss)	$427,557,254	$(231,588,146)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,908,290,932)	(1,454,832,843)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,954,910,250	1,056,718,779
Net amortization and accretion on short-term U.S. government and agency obligations	(13,932,486)	(12,698,573)
Net realized (gain) loss on investments	70	(69,945)
Change in unrealized (appreciation) depreciation on investments	(98,676,767)	(47,209,686)
Decrease (Increase) in securities sold receivable	(18,161,000)	—
Decrease (Increase) in receivable on futures contracts	(43,251,881)	(27,529,448)
Decrease (Increase) in interest receivable	(376,481)	2,563,436
Increase (Decrease) in payable to Sponsor	265,154	(301,336)
Increase (Decrease) in brokerage commissions and futures account fees payable	(6,975)	(59,238)
Increase (Decrease) in payable on futures contracts	(18,937,792)	(5,992,179)

Net cash provided by (used in) operating activities	(718,901,586)	(720,999,179)

Cash flow from financing activities
Proceeds from addition of shares	3,425,443,436	1,758,442,652
Payment on shares redeemed	(3,189,493,962)	(1,789,682,322)

Net cash provided by (used in) financing activities	235,949,474	(31,239,670)

Net increase (decrease) in cash	(482,952,112)	(752,238,849)
Cash, beginning of period	2,577,444,038	2,597,706,107

Cash, end of period	$2,094,491,926	$1,845,467,258

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2025, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the three months March 31, 2025, and during the year ended December 31, 2024. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.
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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2025 and 2024, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2025 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 31, 2025
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 31, 2025
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and			March 31, 2025
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2025
Ultra Euro,			March 31, 2025
Ultra Yen,			March 31, 2025
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	March 31, 2025
Short VIX Short-Term Futures ETF,			March 31, 2025
Ultra VIX Short-Term Futures ETF,			March 31, 2025
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2025

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2025.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2025.
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

The following table summarizes the valuation of investments at March 31, 2025 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$89,382,632	$(3,244,026)	$—	$—	$86,138,606
ProShares Ultra Bloomberg Crude Oil	188,867,108	11,878,288	—	36,765,912	237,511,308
ProShares Ultra Bloomberg Natural Gas	99,195,433	55,126,979	—	—	154,322,412
ProShares Ultra Euro	—	—	27,749	—	27,749
ProShares Ultra Gold	248,398,141	29,709,593	—	23,565,471	301,673,205
ProShares Ultra Silver	337,917,050	29,867,976	—	28,024,204	395,809,230
ProShares Ultra VIX Short-Term Futures ETF	49,802,132	33,617,072	—	—	83,419,204
ProShares Ultra Yen	—	—	(1,547,358)	—	(1,547,358)
ProShares UltraShort Bloomberg Crude Oil	59,565,466	1,829,435	—	—	61,394,901
ProShares UltraShort Bloomberg Natural Gas	348,033,928	(40,726,739)	—	—	307,307,189
ProShares UltraShort Euro	—	—	(187,668)	—	(187,668)
ProShares UltraShort Gold	—	(2,565,593)	—	(1,497,486)	(4,063,079)
ProShares UltraShort Silver	—	(274,136)	—	(1,311,979)	(1,586,115)
ProShares UltraShort Yen	—	—	423,708	—	423,708
ProShares VIX Mid-Term Futures ETF	—	1,646,750	—	—	1,646,750
ProShares VIX Short-Term Futures ETF	19,832,200	11,381,416	—	—	31,213,616

Combined Trust:	$1,440,994,090	$128,247,015	$(1,283,569)	$85,546,122	$1,653,503,658

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the quarter ended March 31, 2025.
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

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/
payable
on open futures.

There were no transfers into or out of Level 3 for the year ended December 31, 2024.
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
Recently Issued Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024, the amendments were issued to enhance transparency and decision usefulness of income tax disclosures related to rate reconciliation and income taxes paid information. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact the financial statements.
Segment Reporting
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
As of March 31, 2025 and December 31, 2024, the Funds did not have any open repurchase agreements.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2025 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of March 31, 2025

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$—			$3,244,026	*
	ProShares Ultra VIX Short-Term Futures ETF		33,617,072	*		—
	ProShares VIX Mid-Term Futures ETF		1,646,750	*		—
	ProShares VIX Short-Term Futures ETF		11,381,416	*		—
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		48,644,200	*		—
	ProShares Ultra Bloomberg Natural Gas		55,126,979	*		—
	ProShares Ultra Gold		53,275,064	*		—
	ProShares Ultra Silver		57,892,180	*		—
	ProShares UltraShort Bloomberg Crude Oil		5,708,878	*		3,879,443	*
	ProShares UltraShort Bloomberg Natural Gas		—			40,726,739	*
	ProShares UltraShort Gold		—			4,063,079	*
	ProShares UltraShort Silver		—			1,586,115	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		27,749			—
	ProShares Ultra Yen		48,567			1,595,925
	ProShares UltraShort Euro		—			187,668
	ProShares UltraShort Yen		470,477			46,769

		Combined Trust:	$267,839,332	*		$55,329,764	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$482,967	*		$3,491,718	*
	ProShares Ultra VIX Short-Term Futures ETF		15,626,836	*		1,650,844	*
	ProShares VIX Mid-Term Futures ETF		240,639	*		218,373	*
	ProShares VIX Short-Term Futures ETF		5,943,933	*		1,550,606	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		49,079,695	*		—
	ProShares Ultra Bloomberg Natural Gas		97,239,201	*		—
	ProShares Ultra Gold		—			2,771,540	*
	ProShares Ultra Silver		—			81,422,443	*
	ProShares UltraShort Bloomberg Crude Oil		1,888,681	*		3,544,073	*
	ProShares UltraShort Bloomberg Natural Gas		—			26,130,504	*
	ProShares UltraShort Gold		262,637	*		—
	ProShares UltraShort Silver		3,465,933	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		2,312			169,440
	ProShares Ultra Yen		146,194			4,361,491
	ProShares UltraShort Euro		1,189,827			32,777
	ProShares UltraShort Yen		2,283,588			55,229

		Combined Trust:	$177,852,443	*		$125,399,038	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts

		ProShares Short VIX Short-Term Futures ETF	$(17,636,853)	$(235,275)
		ProShares Ultra VIX Short-Term Futures ETF	99,921,457	19,641,080
		ProShares VIX Mid-Term Futures ETF	707,192	1,624,484
		ProShares VIX Short-Term Futures ETF	32,209,263	6,988,089
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	15,516,861	(435,495)
		ProShares Ultra Bloomberg Natural Gas	222,605,228	(42,112,222)
		ProShares Ultra Gold	58,428,586	56,046,604
		ProShares Ultra Silver	54,710,787	139,314,623
		ProShares UltraShort Bloomberg Crude Oil	8,933,899	3,484,827
		ProShares UltraShort Bloomberg Natural Gas	(221,827,712)	(14,596,235)
		ProShares UltraShort Gold	(3,442,604)	(4,325,716)
		ProShares UltraShort Silver	(3,108,986)	(5,052,048)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	160,517	194,877
		ProShares Ultra Yen	1,642,642	2,667,939
		ProShares UltraShort Euro	(1,630,953)	(1,344,718)
		ProShares UltraShort Yen	(158,694)	(1,804,651)

		Combined Trust:	$247,030,630	$160,056,163

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$28,496,948	$(4,627,587)
		ProShares Ultra VIX Short-Term Futures ETF	(91,003,229)	13,285,128
		ProShares VIX Mid-Term Futures ETF	(6,108,469)	2,789,791
		ProShares VIX Short-Term Futures ETF	(31,758,964)	2,984,519
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	93,118,600	55,138,407
		ProShares Ultra Bloomberg Natural Gas	(242,180,914)	(136,379,348)
		ProShares Ultra Gold	18,471,271	2,737,314
		ProShares Ultra Silver	(4,470,712)	21,640,522
		ProShares UltraShort Bloomberg Crude Oil	(12,515,601)	(34,431,430)
		ProShares UltraShort Bloomberg Natural Gas	44,654,357	23,830,634
		ProShares UltraShort Gold	(1,397,813)	(344,579)
		ProShares UltraShort Silver	5,780,020	(1,418,602)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	144,574	(509,514)
		ProShares Ultra Yen	(2,031,575)	(3,578,931)
		ProShares UltraShort Euro	(943,861)	2,967,733
		ProShares UltraShort Yen	1,705,271	2,938,152

		Combined Trust:	$(200,040,097)	$(52,977,791)
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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2025.

Fair Values of Derivative Instruments as of March 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$36,765,912	$—	$36,765,912	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	27,749	—	27,749	—	—	—
ProShares Ultra Gold
Swap agreements	23,565,471	—	23,565,471	—	—	—
ProShares Ultra Silver
Swap agreements	28,024,204	—	28,024,204	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	48,567	—	48,567	1,595,925	—	1,595,925
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	187,668	—	187,668
ProShares UltraShort Gold
Swap agreements	—	—	—	1,497,486	—	1,497,486
ProShares UltraShort Silver
Swap agreements	—	—	—	1,311,979	—	1,311,979
ProShares UltraShort Yen
Foreign currency forward contracts	470,477	—	470,477	46,769	—	46,769
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$3,294,012	$(2,129,947)	$—	$1,164,065
Goldman Sachs International	14,294,020	(9,208,071)	—	5,085,949
Morgan Stanley & Co. International PLC	4,342,332	(2,766,333)	—	1,575,999
Societe Generale	10,861,665	(7,339,566)	—	3,522,099
UBS AG	3,973,883	(2,512,321)	—	1,461,562
ProShares Ultra Euro
Goldman Sachs International	18,542	—	—	18,542
UBS AG	9,207	—	—	9,207
ProShares Ultra Gold
Citibank, N.A.	10,118,672	(8,569,327)	—	1,549,345
Goldman Sachs International	4,806,049	(4,066,368)	—	739,681
UBS AG	8,640,750	(7,075,241)	—	1,565,509
ProShares Ultra Silver
Citibank, N.A.	12,474,070	(12,474,070)	—	—
Goldman Sachs International	1,096,932	(1,096,932)	—	—
Morgan Stanley & Co. International PLC	7,442,262	(7,442,262)	—	—
UBS AG	7,010,940	(7,010,940)	—	—
ProShares Ultra Yen
Goldman Sachs International	(789,472)	—	789,472	—
UBS AG	(757,886)	—	757,886	—
ProShares UltraShort Euro
Goldman Sachs International	(135,739)	—	135,739	—
UBS AG	(51,929)	—	51,929	—
ProShares UltraShort Gold
Citibank, N.A.	(345,274)	—	345,274	—
Goldman Sachs International	(452,286)	—	452,286	—
UBS AG	(699,926)	—	699,926	—
ProShares UltraShort Silver
Citibank, N.A.	(687,939)	—	687,939	—
Goldman Sachs International	(491,267)	—	491,267	—
Morgan Stanley & Co. International PLC	(67,825)	—	67,825	—
UBS AG	(64,948)	—	64,948	—
ProShares UltraShort Yen
Goldman Sachs International	237,980	(237,980)	—	—
UBS AG	185,728	(185,728)	—	—
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2024:

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
Authorized Participants may pay a fixed transaction fee (typically $250) in connection with each order to create or redeem a Creation Unit in order to compensate BNY Mellon, as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of up to 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees three months ended March 31, 2025 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2025
ProShares Short VIX Short-Term Futures ETF	$69,002
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	959,022
ProShares Ultra Yen	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	11,040
ProShares VIX Short-Term Futures ETF	162,105

Combined Trust:	$1,201,169

NOTE 6 – FINANCIAL HIGHLIGHTS
S
elected Data for a Share Outstanding Throughout the Three months Ended March 31, 2025

For the Three Months Ended March 31, 2025 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$93.45	$33.56
Net investment income (loss)	0.30	0.16	0.42	0.07	0.85	0.28
Net realized and unrealized gain (loss)#	(4.54)	(0.52)	30.03	0.83	33.87	11.90
Change in net asset value from operations	(4.24)	(0.36)	30.45	0.90	34.72	12.18
Net asset value, at March 31, 2025	$45.79	$27.13	$85.29	$11.36	$128.17	$45.74
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$93.48	$33.67
Market value per share, at March 31, 2025 †	$45.76	$27.06	$85.76	$11.38	$128.72	$46.16
Total Return, at net asset value^	(8.5)%	(1.3)%	55.5%	8.6%	37.2%	36.3%
Total Return, at market value^	(8.6)%	(1.6)%	53.6%	8.9%	37.7%	37.1%
Ratios to Average Net Assets**
Expense ratio^^	1.21%	1.00%	1.46%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.48%	2.46%	2.46%	2.71%	3.14%	2.79%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2025 (unaudited)
Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2024	$20.77	$20.23	$16.93	$43.61	$34.91	$17.56
Net investment income (loss)	0.06	0.14	0.11	0.15	0.23	0.09
Net realized and unrealized gain (loss)#	2.61	1.53	(0.30)	(24.06)	(2.84)	(4.93)
Change in net asset value from operations	2.67	1.67	(0.19)	(23.91)	(2.61)	(4.84)
Net asset value, at March 31, 2025	$23.44	$21.90	$16.74	$19.70	$32.30	$12.72
Market value per share, at December 31, 2024 †	$20.72	$20.35	$16.92	$42.74	$34.92	$17.58
Market value per share, at March 31, 2025 †	$23.43	$21.89	$16.76	$19.57	$32.27	$12.67
Total Return, at net asset value^	12.9%	8.3%	(1.1)%	(54.8)%	(7.5)%	(27.5)%
Total Return, at market value^	13.1%	7.6%	(1.0)%	(54.2)%	(7.6)%	(27.9)%
Ratios to Average Net Assets**
Expense ratio^^	2.06%	0.95%	1.07%	1.43%	0.95%	0.98%
Net investment income gain (loss)	1.22%	2.71%	2.75%	2.45%	2.73%	2.51%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2025 (unaudited)
Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$42.40	$47.66	$14.51	$45.05
Net investment income (loss)	0.15	0.31	0.10	0.25
Net realized and unrealized gain (loss)#	(12.95)	(3.68)	1.23	4.99
Change in net asset value from operations	(12.80)	(3.37)	1.33	5.24
Net asset value, at March 31, 2025	$29.60	$44.29	$15.84	$50.29
Market value per share, at December 31, 2024 †	$42.00	$46.68	$14.46	$45.02
Market value per share, at March 31, 2025 †	$29.33	$44.30	$15.85	$50.26
Total Return, at net asset value^	(30.2)%	(7.1)%	9.2%	11.6%
Total Return, at market value^	(30.2)%	(5.1)%	9.6%	11.6%
Ratios to Average Net Assets**
Expense ratio^^	1.02%	0.95%	1.06%	1.40%
Net investment income gain (loss)	1.74%	2.73%	2.68%	2.22%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three months Ended March 31, 2024

For the Three Months Ended March 31, 2024 (unaudited)
Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$63.83	$27.29
Net investment income (loss)	0.41	0.16	0.67	0.11	0.54	0.19
Net realized and unrealized gain (loss)#	4.28	6.75	(77.73)	(0.63)	7.62	1.05
Change in net asset value from operations	4.69	6.91	(77.06)	(0.52)	8.16	1.24
Net asset value, at March 31, 2024	$56.38	$33.19	$65.67	$11.34	$71.99	$28.53
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$63.87	$27.17
Market value per share, at March 31, 2024 †	$56.37	$33.00	$64.30	$11.32	$72.26	$28.74
Total Return, at net asset value^	9.1%	26.3%	(54.0)%	(4.4)%	12.8%	4.6%
Total Return, at market value^	9.0%	26.4%	(54.8)%	(4.4)%	13.1%	5.8%
Ratios to Average Net Assets**
Expense ratio^^	1.17%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.08%	2.23%	2.76%	3.73%	3.41%	2.97%

**	Percentages are annualized.
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
Counterparty Credit Risk
The Funds will be subject to the credit risk of the counterparties to the derivatives. In the case of cleared derivatives, the Funds will have credit risk to the clearing corporation in a similar manner as the Funds would for futures contracts. In the case of uncleared OTC derivatives, the Funds will be subject to the credit risk of the counterparty to the transaction — typically a single bank or financial institution. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to uncleared OTC derivatives entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties or otherwise, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.
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

Additionally, geopolitical conflict, including, war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, the Israel-Hamas conflict, the Houthi movement’s attacks on marine vessels in the Red Sea, and the expansion of such conflicts in surrounding areas), sanctions, tariffs, the imposition of exchange controls or other cross-border trade barriers, changes in U.S. government policy or agency staffing or agency reorganizations, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on a Fund’s performance, and the value of an investment in the Fund may decline significantly.
Risks Related to Trade Disputes May Negatively Affect Each Fund.
Global economies are interdependent and may be adversely affected by trade disputes with key trading partners and escalating tariffs imposed on goods and services produced by such countries. To the extent a country engages in retaliatory tariffs, a company that relies on imported parts to produce its own goods may experience increased costs of production or reduced profitability, which may affect consumers, investors and the domestic economy. Trade disputes and retaliatory actions may include embargoes and other trade limitations, which may trigger a significant reduction in international trade and impact the global economy. Trade disputes may also lead to increased currency exchange rate volatility, which can adversely affect the prices of the Fund securities valued in U.S. dollars. The potential threat of trade disputes may also negatively affect investor confidence in the markets generally and investment growth.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2025 and 2024, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2025	Interest Income Three Months Ended March 31, 2024
ProShares Short VIX Short-Term Futures ETF	$2,155,917	$3,309,285
ProShares Ultra Bloomberg Crude Oil	3,505,104	5,010,450
ProShares Ultra Bloomberg Natural Gas	2,901,053	6,452,140
ProShares Ultra Euro	45,472	78,486
ProShares Ultra Gold	3,738,547	2,013,915
ProShares Ultra Silver	6,019,905	3,634,857
ProShares Ultra VIX Short-Term Futures ETF	2,887,526	2,758,242
ProShares Ultra Yen	528,121	370,254
ProShares UltraShort Bloomberg Crude Oil	1,934,823	2,242,767
ProShares UltraShort Bloomberg Natural Gas	4,443,450	1,347,078
ProShares UltraShort Euro	348,055	458,317
ProShares UltraShort Gold	212,707	143,203
ProShares UltraShort Silver	177,855	381,433
ProShares UltraShort Yen	208,973	315,417
ProShares VIX Mid-Term Futures ETF	281,099	515,164
ProShares VIX Short-Term Futures ETF	1,562,298	1,758,262

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 7, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2025.

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

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$266,090,233	$267,184,359
NAV end of period	$232,107,856	$313,978,799
Percentage change in NAV	(12.8)%	17.5%
Shares outstanding beginning of period	5,318,614	5,168,614
Shares outstanding end of period	5,068,614	5,568,614
Percentage change in shares outstanding	(4.7)%	7.7%
Shares created	2,250,000	2,400,000
Shares redeemed	2,500,000	2,000,000
Per share NAV beginning of period	$50.03	$51.69
Per share NAV end of period	$45.79	$56.38
Percentage change in per share NAV	(8.5)%	9.1%
Percentage change in benchmark	12.4%	(16.2)%
Benchmark annualized volatility	69.4%	39.6%

During the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 5,318,614 outstanding Shares at December 31, 2024 to 5,068,614 outstanding Shares at March 31, 2025. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 5,168,614 outstanding Shares at December 31, 2023 to 5,568,614 outstanding Shares at March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.5% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 9.1% for the three months ended March 31, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 12.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 16.2% for the three months ended March 31, 2024, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$1,447,619	$2,397,290
Management fee	555,389	740,396
Brokerage commission	127,212	171,599
Futures account fees	25,697	—
Net realized gain (loss)	(17,636,853)	28,514,617
Change in net unrealized appreciation (depreciation)	(242,938)	(4,654,821)
Net Income (loss)	$(16,432,172)	$26,257,086

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of futures prices during the three months ended March 31, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$523,420,064	$652,793,437
NAV end of period	$432,463,827	$597,176,895
Percentage change in NAV	(17.4)%	(8.5)%
Shares outstanding beginning of period	19,043,096	24,843,096
Shares outstanding end of period	15,943,096	17,993,096
Percentage change in shares outstanding	(16.3)%	(27.6)%
Shares created	5,700,000	4,050,000
Shares redeemed	8,800,000	10,900,000
Per share NAV beginning of period	$27.49	$26.28
Per share NAV end of period	$27.13	$33.19
Percentage change in per share NAV	(1.3)%	26.3%
Percentage change in benchmark	(0.5)%	12.8%
Benchmark annualized volatility	19.6%	21.4%

During the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 19,043,096 outstanding Shares at December 31, 2024 to 15,943,096 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 17,993,096 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.3% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 26.3% for the three months ended March 31, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s decline of 0.5% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 12.8% for the three months ended March 31, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$2,493,623	$3,471,629
Management fee	964,913	1,477,017
Brokerage commission	46,568	61,804
Net realized gain (loss)	15,516,861	93,131,105
Change in net unrealized appreciation (depreciation)	(464,350)	55,083,842
Net Income (loss)	$17,546,134	$151,686,576

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due a decrease in the value of WTI Crude Oil during the three months ended March 31, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$396,081,499	$729,892,808
NAV end of period	$232,237,503	$580,741,377
Percentage change in NAV	(41.4)%	(20.4)%
Shares outstanding beginning of period	7,223,047	5,113,709
Shares outstanding end of period	2,723,047	8,843,709
Percentage change in shares outstanding	(62.3)%	72.9%
Shares created	5,300,000	8,020,000
Shares redeemed	9,800,000	4,290,000
Per share NAV beginning of period	$54.84	$142.73
Per share NAV end of period	$85.29	$65.67
Percentage change in per share NAV	55.5%	(54.0)%
Percentage change in benchmark	31.4%	(28.7)%
Benchmark annualized volatility	61.6%	57.3%

During the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,223,047 outstanding Shares at December 31, 2024 to 2,723,047 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 8,843,709 outstanding Shares at March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 55.5% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 54.0% for the three months ended March 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 31.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 28.7% for the three months ended March 31, 2024, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$1,817,307	$4,210,636
Management fee	703,053	1,449,427
Brokerage commission	282,155	703,092
Futures account fees	98,538	88,985
Net realized gain (loss)	222,605,228	(242,180,914)
Change in net unrealized appreciation (depreciation)	(42,138,893)	(136,392,955)
Net Income (loss)	$182,283,642	$(374,363,233)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of Henry Hub Natural Gas during the three months ended March 31, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$5,751,156	$7,114,015
NAV end of period	$5,111,473	$6,804,048
Percentage change in NAV	(11.1)%	(4.4)%
Shares outstanding beginning of period	550,000	600,000
Shares outstanding end of period	450,000	600,000
Percentage change in shares outstanding	(18.2)%	—%
Shares created	—	100,000
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$10.46	$11.86
Per share NAV end of period	$11.36	$11.34
Percentage change in per share NAV	8.6%	(4.4)%
Percentage change in benchmark	4.4%	(2.3)%
Benchmark annualized volatility	8.9%	5.0%

During the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at December 31, 2024 to 450,000 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2023 to March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 4.4% for the three months ended March 31, 2024, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 4.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 2.3% for the three months ended March 31, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$33,660	$62,551
Management fee	11,812	15,935
Net realized gain (loss)	160,517	144,574
Change in net unrealized appreciation (depreciation)	194,877	(509,514)
Net Income (loss)	$389,054	$(302,389)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2025.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$289,709,332	$191,502,023
NAV end of period	$480,619,425	$215,970,841
Percentage change in NAV	65.9%	12.8%
Shares outstanding beginning of period	3,100,000	3,000,000
Shares outstanding end of period	3,750,000	3,000,000
Percentage change in shares outstanding	21.0%	—%
Shares created	850,000	450,000
Shares redeemed	200,000	450,000
Per share NAV beginning of period	$93.45	$63.83
Per share NAV end of period	$128.17	$71.99
Percentage change in per share NAV	37.2%	12.8%
Percentage change in benchmark	18.2%	7.4%
Benchmark annualized volatility	13.6%	11.3%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 3,100,000 outstanding Shares at December 31, 2024 to 3,750,000 outstanding Shares at March 31, 2025. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2023 to March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 37.2% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 12.8% for the three months ended March 31, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 18.2% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 7.4% for the three months ended March 31, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$2,855,659	$1,567,439
Management fee	863,544	436,603
Brokerage commission	19,344	9,873
Net realized gain (loss)	58,428,586	18,474,282
Change in net unrealized appreciation (depreciation)	56,024,718	2,721,192
Net Income (loss)	$117,308,963	$22,762,913

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due a greater increase in the value of futures prices, during the three months ended March 31, 2025.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$562,083,293	$390,146,373
NAV end of period	$717,992,459	$403,584,744
Percentage change in NAV	27.7%	3.4%
Shares outstanding beginning of period	16,746,526	14,296,526
Shares outstanding end of period	15,696,526	14,146,526
Percentage change in shares outstanding	(6.3)%	(1.0)%
Shares created	4,850,000	2,300,000
Shares redeemed	5,900,000	2,450,000
Per share NAV beginning of period	$33.56	$27.29
Per share NAV end of period	$45.74	$28.53
Percentage change in per share NAV	36.3%	4.6%
Percentage change in benchmark	18.5%	3.8%
Benchmark annualized volatility	24.6%	21.3%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 15,696,526 outstanding Shares at March 31, 2025. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 14,296,526 outstanding Shares at December 31, 2023 to 14,146,526 outstanding Shares at March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.3% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 4.6% for the three months ended March 31, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 18.5% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 3.8% for the three months ended March 31, 2024, can be attributed to a greater increase in the value of silver futures contracts during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$4,456,894	$2,732,914
Management fee	1,516,455	873,901
Brokerage commission	46,556	28,042
Net realized gain (loss)	54,710,787	(4,465,915)
Change in net unrealized appreciation (depreciation)	139,277,471	21,608,599
Net Income (loss)	$198,445,152	$19,875,598

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due a greater increase in the value of futures prices during the three months ended March 31, 2025.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$284,452,060	$348,555,743
NAV end of period	$323,381,943	$278,240,649
Percentage change in NAV	13.7%	(20.2)%
Shares outstanding beginning of period	13,693,643	8,264,892
Shares outstanding end of period	13,793,643	8,844,891
Percentage change in shares outstanding	0.7%	7.0%
Shares created	45,350,000	2,820,000
Shares redeemed	45,250,000	2,240,000
Per share NAV beginning of period	$20.77	$42.17
Per share NAV end of period	$23.44	$31.46
Percentage change in per share NAV	12.9%	(25.4)%
Percentage change in benchmark	12.4%	(16.2)%
Benchmark annualized volatility	69.4%	39.6%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 13,693,643 outstanding Shares at December 31, 2024 to 13,793,643 outstanding Shares at March 31, 2025. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 8,844,891 outstanding Shares at March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.9% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 25.4% for the three months ended March 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 12.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 16.2% for the three months ended March 31, 2024, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$1,076,597	$1,517,995
Management fee	836,310	667,531
Brokerage commission	887,712	486,546
Futures account fees	86,907	86,170
Net realized gain (loss)	99,921,387	(90,992,592)
Change in net unrealized appreciation (depreciation)	19,633,361	13,280,569
Net Income (loss)	$120,631,345	$(76,194,028)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of futures prices during the three months ended March 31, 2025.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$44,505,646	$30,205,770
NAV end of period	$61,327,343	$41,994,545
Percentage change in NAV	37.8%	39.0%
Shares outstanding beginning of period	2,199,970	1,099,970
Shares outstanding end of period	2,799,970	1,799,970
Percentage change in shares outstanding	27.3%	63.6%
Shares created	900,000	800,000
Shares redeemed	300,000	100,000
Per share NAV beginning of period	$20.23	$27.46
Per share NAV end of period	$21.90	$23.33
Percentage change in per share NAV	8.3%	(15.1)%
Percentage change in benchmark	4.9%	(6.9)%
Benchmark annualized volatility	8.5%	7.8%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,799,970 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 1,799,970 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.3% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 15.1% for the three months ended March 31, 2024, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 4.9% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 6.9% for the three months ended March 31, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$391,107	$293,018
Management fee	137,014	77,236
Net realized gain (loss)	1,642,642	(2,031,575)
Change in net unrealized appreciation (depreciation)	2,667,939	(3,578,931)
Net Income (loss)	$4,701,688	$(5,317,488)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$121,997,334	$188,963,592
NAV end of period	$179,185,227	$197,512,295
Percentage change in NAV	46.9%	4.5%
Shares outstanding beginning of period	7,205,220	9,105,220
Shares outstanding end of period	10,705,220	12,405,220
Percentage change in shares outstanding	48.6%	36.2%
Shares created	10,100,000	8,450,000
Shares redeemed	6,600,000	5,150,000
Per share NAV beginning of period	$16.93	$20.75
Per share NAV end of period	$16.74	$15.92
Percentage change in per share NAV	(1.1)%	(23.3)%
Percentage change in benchmark	(0.5)%	12.8%
Benchmark annualized volatility	19.6%	21.4%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 7,205,220 outstanding Shares at December 31, 2024 to 10,705,220 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 9,105,220 outstanding Shares at December 31, 2023 to 12,405,220 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.1% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 23.3% for the three months ended March 31, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s decline of 0.5% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 12.8% for the three months ended March 31, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$1,392,723	$1,737,221
Management fee	481,324	451,585
Brokerage commission	60,776	53,961
Net realized gain (loss)	8,933,899	(12,508,822)
Change in net unrealized appreciation (depreciation)	3,484,550	(34,449,133)
Net Income (loss)	$13,811,172	$(45,220,734)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due a decrease in the value of WTI Crude Oil, during the three months ended March 31, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$260,940,143	$140,963,092
NAV end of period	$573,853,468	$94,345,355
Percentage change in NAV	119.9%	(33.1)%
Shares outstanding beginning of period	5,983,712	2,933,712
Shares outstanding end of period	29,133,712	1,233,712
Percentage change in shares outstanding	386.9%	(57.9)%
Shares created	47,000,000	6,600,000
Shares redeemed	23,850,000	8,300,000
Per share NAV beginning of period	$43.61	$48.05
Per share NAV end of period	$19.70	$76.47
Percentage change in per share NAV	(54.8)%	59.2%
Percentage change in benchmark	31.4%	(28.7)%
Benchmark annualized volatility	61.6%	57.3%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,983,712 outstanding Shares at December 31, 2024 to 29,133,712 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,933,712 outstanding Shares at December 31, 2023 to 1,233,712 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.8% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 59.2% for the three months ended March 31, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 31.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 28.7% for the three months ended March 31, 2024, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$2,805,691	$807,347
Management fee	1,087,219	262,444
Brokerage commission	504,500	261,254
Futures account fees	46,040	16,033
Net realized gain (loss)	(221,827,712)	44,652,614
Change in net unrealized appreciation (depreciation)	(14,598,037)	23,826,488
Net Income (loss)	$(233,620,058)	$69,286,449

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of Henry Hub Natural Gas during the three months ended March 31, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$41,892,674	$39,367,550
NAV end of period	$33,912,850	$38,712,882
Percentage change in NAV	(19.0)%	(1.7)%
Shares outstanding beginning of period	1,200,000	1,350,000
Shares outstanding end of period	1,050,000	1,250,000
Percentage change in shares outstanding	(12.5)%	(7.4)%
Shares created	50,000	—
Shares redeemed	200,000	100,000
Per share NAV beginning of period	$34.91	$29.16
Per share NAV end of period	$32.30	$30.97
Percentage change in per share NAV	(7.5)%	6.2%
Percentage change in benchmark	4.4%	(2.3)%
Benchmark annualized volatility	8.9%	5.0%

During the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,200,000 outstanding Shares at December 31, 2024 to 1,050,000 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,250,000 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.5% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 6.2% for the three months ended March 31, 2024, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 4.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 2.3% for the three months ended March 31, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$258,107	$363,067
Management fee	89,948	95,250
Net realized gain (loss)	(1,630,953)	(939,220)
Change in net unrealized appreciation (depreciation)	(1,344,718)	2,967,733
Net Income (loss)	$(2,717,564)	$2,391,580

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of the euro versus the U.S. dollar during the three months ended March 31, 2025.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$16,624,428	$11,795,779
NAV end of period	$45,122,935	$15,170,884
Percentage change in NAV	171.4%	28.6%
Shares outstanding beginning of period	946,977	446,977
Shares outstanding end of period	3,546,977	646,977
Percentage change in shares outstanding	274.6%	44.7%
Shares created	3,000,000	200,000
Shares redeemed	400,000	—
Per share NAV beginning of period	$17.56	$26.39
Per share NAV end of period	$12.72	$23.45
Percentage change in per share NAV	(27.5)%	(11.1)%
Percentage change in benchmark	18.2%	7.4%
Benchmark annualized volatility	13.6%	11.3%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 946,977 outstanding Shares at December 31, 2024 to 3,546,977 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 446,977 outstanding Shares at December 31, 2023 to 646,977 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.5% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 11.1% for the three months ended March 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 18.2% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 7.4% for the three months ended March 31, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$152,848	$109,867
Management fee	57,780	32,401
Brokerage commission	2,079	935
Net realized gain (loss)	(3,442,604)	(1,397,813)
Change in net unrealized appreciation (depreciation)	(4,325,716)	(344,579)
Net Income (loss)	$(7,615,472)	$(1,632,525)

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due a greater increase in the value of the futures prices during the three months ended March 31, 2025.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$23,752,619	$65,149,686
NAV end of period	$32,867,619	$24,245,029
Percentage change in NAV	38.4%	(62.8)%
Shares outstanding beginning of period	560,264	897,832
Shares outstanding end of period	1,110,264	360,332
Percentage change in shares outstanding	98.2%	(59.9)%
Shares created	1,150,000	350,000
Shares redeemed	600,000	887,500
Per share NAV beginning of period	$42.40	$72.56
Per share NAV end of period	$29.60	$67.29
Percentage change in per share NAV	(30.2)%	(7.3)%
Percentage change in benchmark	18.5%	3.8%
Benchmark annualized volatility	24.6%	21.3%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 560,264 outstanding Shares at December 31, 2024 to 1,110,264 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended March 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 897,832 outstanding Shares at December 31, 2023 to 360,332 outstanding Shares at March 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.2% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 7.3% for the three months ended March 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 18.5% for the three months ended March 31, 2025, as compared to the benchmark’s rise of 3.8% for the three months ended March 31, 2024, can be attributed to a greater increase in the value of the silver futures contracts during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$112,155	$284,271
Management fee	61,371	91,138
Brokerage commission	4,329	6,024
Net realized gain (loss)	(3,108,986)	5,780,020
Change in net unrealized appreciation (depreciation)	(5,052,048)	(1,418,602)
Net Income (loss)	$(8,048,879)	$4,645,689

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a greater increase in the value of futures prices during the three months ended March 31, 2025.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$26,080,295	$24,010,010
NAV end of period	$26,449,371	$32,662,223
Percentage change in NAV	1.4%	36.0%
Shares outstanding beginning of period	547,160	697,160
Shares outstanding end of period	597,160	797,160
Percentage change in shares outstanding	9.1%	14.3%
Shares created	150,000	200,000
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$47.66	$34.44
Per share NAV end of period	$44.29	$40.97
Percentage change in per share NAV	(7.1)%	19.0%
Percentage change in benchmark	4.9%	(6.9)%
Benchmark annualized volatility	8.5%	7.8%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 547,160 outstanding Shares at December 31, 2024 to 597,160 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 697,160 outstanding Shares at December 31, 2023 to 797,160 outstanding Shares at March 31, 2024.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.1% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV increase of 19.0% for the three months ended March 31, 2024, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 4.9% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 6.9% for the three months ended March 31, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$155,036	$249,284
Management fee	53,937	66,133
Net realized gain (loss)	(158,694)	1,708,812
Change in net unrealized appreciation (depreciation)	(1,804,651)	2,938,152
Net Income (loss)	$(1,808,309)	$4,896,248

The Fund’s net income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$28,111,210	$37,866,143
NAV end of period	$34,246,807	$84,603,064
Percentage change in NAV	21.8%	123.4%
Shares outstanding beginning of period	1,937,403	2,262,403
Shares outstanding end of period	2,162,403	5,337,403
Percentage change in shares outstanding	11.6%	135.9%
Shares created	1,300,000	3,375,000
Shares redeemed	1,075,000	300,000
Per share NAV beginning of period	$14.51	$16.74
Per share NAV end of period	$15.84	$15.85
Percentage change in per share NAV	9.2%	(5.3)%
Percentage change in benchmark	9.6%	(4.8)%
Benchmark annualized volatility	30.8%	19.0%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,937,403 outstanding Shares at December 31, 2024 to 2,162,403 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,262,403 outstanding Shares at December 31, 2023 to 5,337,403 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.2% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 5.3% for the three months ended March 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 9.6% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 4.8% for the three months ended March 31, 2024, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$201,460	$392,110
Management fee	63,974	96,887
Brokerage commission	12,545	20,163
Futures account fees	3,120	6,004
Net realized gain (loss)	707,192	(6,105,191)
Change in net unrealized appreciation (depreciation)	1,624,484	2,789,791
Net Income (loss)	$2,533,136	$(2,923,290)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in the value of the futures prices during the three months ended March 31, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NAV beginning of period	$133,641,615	$157,321,746
NAV end of period	$162,998,741	$162,936,051
Percentage change in NAV	22.0%	3.6%
Shares outstanding beginning of period	2,966,252	2,537,737
Shares outstanding end of period	3,241,252	3,150,237
Percentage change in shares outstanding	9.3%	24.1%
Shares created	4,725,000	950,000
Shares redeemed	4,450,000	337,500
Per share NAV beginning of period	$45.05	$61.99
Per share NAV end of period	$50.29	$51.72
Percentage change in per share NAV	11.6%	(16.6)%
Percentage change in benchmark	12.4%	(16.2)%
Benchmark annualized volatility	69.4%	39.6%

During the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 3,241,252 outstanding Shares at March 31, 2025. By comparison, during the three months ended March 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,150,237 outstanding Shares at March 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.6% for the three months ended March 31, 2025, as compared to the Fund’s per Share NAV decrease of 16.6% for the three months ended March 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2025.

The benchmark’s rise of 12.4% for the three months ended March 31, 2025, as compared to the benchmark’s decline of 16.2% for the three months ended March 31, 2024, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income (loss)	$958,678	$1,348,356
Management fee	366,495	336,376
Brokerage commission	170,727	40,259
Futures account fees	66,398	33,271
Net realized gain (loss)	32,209,263	(31,754,134)
Change in net unrealized appreciation (depreciation)	6,981,481	2,969,180
Net Income (loss)	$40,149,422	$(27,436,598)

The Fund’s net income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due an increase in the value of the futures prices during the three months ended March 31, 2025.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2025 and 2024, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2025 and 2024, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2025	2,951	$20.84	1,000	$(61,509,169)
VIX Futures (Cboe)	Short	May 2025	2,677	20.49	1,000	(54,844,234)

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2024	6,720	$14.37	1,000	$(96,557,664)
VIX Futures (Cboe)	Short	May 2024	3,920	15.42	1,000	(60,440,520)

The March 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2025 and 2024, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2025	1,222	$70.95	1,000	$86,700,900
WTI Crude Oil (NYMEX)	Long	December 2025	1,269	67.42	1,000	85,555,980
WTI Crude Oil (NYMEX)	Long	June 2026	1,292	65.81	1,000	85,026,520

Swap Agreements as of March 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.3063	$54,447,706
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.3063	236,270,092
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.3063	71,775,686
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.3063	179,344,961
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.3063	65,650,581

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2024	1,009	$82.42	1,000	$83,161,780
WTI Crude Oil (NYMEX)	Long	December 2024	1,066	77.84	1,000	82,977,440
WTI Crude Oil (NYMEX)	Long	June 2025	1,108	74.66	1,000	82,723,280

Swap Agreements as of March 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$92.0580	$207,504,255
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	92.0580	257,994,386
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	92.0580	129,073,877
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	92.0580	195,835,168
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	92.0580	154,892,648

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2025 and 2024 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2025 and 2024, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2025	11,276	$4.12	10,000	$464,458,440

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2024	65,891	$1.76	10,000	$1,161,658,330

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of March 31, 2025 and 2024, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/25	5,661,921	1.0783	$6,105,240
Euro	UBS AG	Long	04/04/25	3,991,502	1.0793	4,307,868
Euro	Goldman Sachs International	Short	04/04/25	(105,000)	1.0837	(113,785)
Euro	UBS AG	Short	04/04/25	(111,000)	1.0827	(120,182)

Foreign Currency Forward Contracts as of March 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/24	5,678,921	1.0950	$6,218,173
Euro	UBS AG	Long	04/05/24	7,153,502	1.0949	7,832,427
Euro	UBS AG	Short	04/05/24	(221,000)	1.0834	(239,440)

The March 31, 2025 and 2024 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of March 31, 2025 and 2024 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2025	1,843	$3,150.30	100	$580,600,290

Swap Agreements as of March 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$295.1779	$163,451,198
Bloomberg Gold Subindex	Goldman Sachs International	Long	295.1779	77,634,149
Bloomberg Gold Subindex	UBS AG	Long	295.1779	139,577,699

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2024	649	$2,238.40	100	$145,272,160

Swap Agreements as of March 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$222.2802	$123,084,977
Bloomberg Gold Subindex	Goldman Sachs International	Long	222.2802	58,461,471
Bloomberg Gold Subindex	UBS AG	Long	222.2802	105,107,323

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial

Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of March 31, 2025 and 2024 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2025	3,875	$34.61	5,000	$670,588,125

Swap Agreements as of March 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$270.6917	$340,679,271
Bloomberg Silver Subindex	Goldman Sachs International	Long	270.6917	29,985,332
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	270.6917	203,438,889
Bloomberg Silver Subindex	UBS AG	Long	270.6917	191,475,722

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2024	2,406	$24.92	5,000	$299,739,480

Swap Agreements as of March 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$206.5403	$183,114,057
Bloomberg Silver Subindex	Goldman Sachs International	Long	206.5403	22,879,089
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	206.5403	155,225,776
Bloomberg Silver Subindex	UBS AG	Long	206.5403	146,097,767

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2025 and 2024, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	12,297	$20.84	1,000	$256,312,520
VIX Futures (Cboe)	Long	May 2025	11,145	20.49	1,000	228,329,844

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	17,863	$14.37	1,000	$160,660,770
VIX Futures (Cboe)	Long	May 2024	10,420	15.42	1,000	256,668,088

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of March 31, 2025 and 2024, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/25	9,854,369,056	0.006750	$66,519,631
Yen	UBS AG	Long	04/04/25	10,126,928,856	0.006750	68,353,690
Yen	Goldman Sachs International	Short	04/04/25	(289,802,000)	0.006672	(1,933,473)
Yen	UBS AG	Short	04/04/25	(1,286,656,000)	0.006707	(8,630,237)

Foreign Currency Forward Contracts as of March 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/24	6,299,288,056	0.006762	$42,598,371
Yen	UBS AG	Long	04/05/24	6,445,204,856	0.006783	43,719,927
Yen	UBS AG	Short	04/05/24	(36,515,000)	0.006763	(246,947)

The March 31, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2025 and 2024, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2025	1,705	$70.95	1,000	$(120,969,750)
WTI Crude Oil (NYMEX)	Short	December 2025	1,766	67.42	1,000	(119,063,720)
WTI Crude Oil (NYMEX)	Short	June 2026	1,798	65.81	1,000	(118,326,380)

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2024	1,601	$82.42	1,000	$(131,954,420)
WTI Crude Oil (NYMEX)	Short	December 2024	1,693	77.84	1,000	(131,783,120)
WTI Crude Oil (NYMEX)	Short	June 2025	1,758	74.66	1,000	(131,252,280)

The March 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2025 and 2024, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2025	27,864	$4.12	10,000	$(1,147,718,160)

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2024	10,700	$1.76	10,000	$(188,641,000)

The March 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2025 and 2024, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/25	4,564,000	1.0859	$4,955,954
Euro	UBS AG	Long	04/04/25	6,770,000	1.0836	7,335,965
Euro	Goldman Sachs International	Short	04/04/25	(35,749,263)	1.0783	(38,548,125)
Euro	UBS AG	Short	04/04/25	(38,200,199)	1.0805	(41,276,853)

Foreign Currency Forward Contracts as of March 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/24	2,089,000	1.0908	$2,278,751
Euro	UBS AG	Long	04/05/24	2,400,000	1.0876	2,610,298
Euro	Goldman Sachs International	Short	04/05/24	(38,956,263)	1.0948	(42,648,430)
Euro	UBS AG	Short	04/05/24	(37,273,199)	1.0939	(40,772,480)

The March 31, 2025 and 2024 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of March 31, 2025 and 2024 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2025	210	$3,150.30	100	$(66,156,300)

Swap Agreements as of March 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$295.1779	$(5,548,546)
Bloomberg Gold Subindex	Goldman Sachs International	Short	295.1779	(7,272,003)
Bloomberg Gold Subindex	UBS AG	Short	295.1779	(11,247,801)

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2024	55	$2,238.40	100	$(12,311,200)

Swap Agreements as of March 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$222.2802	$(4,178,267)
Bloomberg Gold Subindex	Goldman Sachs International	Short	222.2802	(5,476,095)
Bloomberg Gold Subindex	UBS AG	Short	222.2802	(8,470,022)

The March 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of March 31, 2025 and 2024 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2025	175	$34.61	5,000	$(30,284,625)

Swap Agreements as of March 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$270.6917	$(18,620,536)
Bloomberg Silver Subindex	Goldman Sachs International	Short	270.6917	(13,297,188)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	270.6917	(1,834,207)
Bloomberg Silver Subindex	UBS AG	Short	270.6917	(1,757,901)

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2024	163	$24.92	5,000	$(20,306,540)

Swap Agreements as of March 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$206.5403	$(5,353,674)
Bloomberg Silver Subindex	Goldman Sachs International	Short	206.5403	(10,145,879)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	206.5403	(1,399,517)
Bloomberg Silver Subindex	UBS AG	Short	206.5403	(11,273,405)

The March 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of March 31, 2025 and 2024, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/25	42,985,000	0.006729	$289,256
Yen	UBS AG	Long	04/04/25	638,109,150	0.006739	4,300,484
Yen	Goldman Sachs International	Short	04/04/25	(3,211,349,165)	0.006745	(21,660,565)
Yen	UBS AG	Short	04/04/25	(5,373,110,574)	0.006713	(36,069,177)

Foreign Currency Forward Contracts as of March 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/05/24	46,414,000	0.006616	$307,057
Yen	Goldman Sachs International	Short	04/05/24	(4,271,976,165)	0.006778	(28,956,877)
Yen	UBS AG	Short	04/05/24	(5,644,914,574)	0.006772	(38,229,557)

The March 31, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2025 and 2024, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2025	290	$20.60	1,000	$5,974,493
VIX Futures (Cboe)	Long	August 2025	554	20.55	1,000	11,384,257
VIX Futures (Cboe)	Long	September 2025	554	20.64	1,000	11,436,001
VIX Futures (Cboe)	Long	October 2025	264	20.63	1,000	5,447,138

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	993	$16.92	1,000	$16,799,673
VIX Futures (Cboe)	Long	August 2024	1,572	17.50	1,000	27,510,000
VIX Futures (Cboe)	Long	September 2024	1,572	18.01	1,000	28,311,406
VIX Futures (Cboe)	Long	October 2024	580	20.60	1,000	11,948,000

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of March 31, 2025 and 2024, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	4,129	$20.84	1,000	$86,062,811
VIX Futures (Cboe)	Long	May 2025	3,744	20.49	1,000	76,704,077

Futures Positions as of March 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2024	6,974	$14.37	1,000	$100,207,314
VIX Futures (Cboe)	Long	May 2024	4,068	15.42	1,000	62,722,458

The March 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2025, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Identified Material Weakness

To address the previously reported material weakness in internal control over financial reporting with respect to controls related to the classification of the components of the futures accounts, working with the Fund’s Administrator, we designed and implemented new control activities to enhance the procedures performed related to the classification of Futures Commission Merchant balances in the preparation of financial reports. During the first quarter of 2025, we successfully completed the testing of the new control activities and determined they have been appropriately designed and implemented, and that they operated effectively as of March 31, 2025, and were able to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2025, the Trust is not a party to any material legal proceedings.

Item 1A. Risk Factors.

Below, we describe a new risk factor not previously included in our Annual Report on Form 10-K for the year ending December 31, 2024. Aside from this addition, there have been no other material changes to the risk factors. Please refer to the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for previously disclosed risk factors.

Risks Related to Trade Disputes May Negatively Affect Each Fund.

Global economies are interdependent and may be adversely affected by trade disputes with key trading partners and escalating tariffs imposed on goods and services produced by such countries. To the extent a country engages in retaliatory tariffs, a company that relies on imported parts to produce its own goods may experience increased costs of production or reduced profitability, which may affect consumers, investors and the domestic economy. Trade disputes and retaliatory actions may include embargoes and other trade limitations, which may trigger a significant reduction in international trade and impact the global economy. Trade disputes may also lead to increased currency exchange rate volatility, which can adversely affect the prices of the Fund securities valued in U.S. dollars. The potential threat of trade disputes may also negatively affect investor confidence in the markets generally and investment growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	1,000,000	$50.67
	02/01/25 to 02/28/25	550,000	$50.54
	03/01/25 to 03/31/25	950,000	$48.13
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	6,150,000	$29.43
	02/01/25 to 02/28/25	1,200,000	$28.51
	03/01/25 to 03/31/25	1,450,000	$26.09
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	4,750,000	$63.65
	02/01/25 to 02/28/25	4,000,000	$74.50
	03/01/25 to 03/31/25	1,050,000	$89.09
ProShares Ultra Euro
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	100,000	$10.29
	02/01/25 to 02/28/25	—	$—
	03/01/25 to 03/31/25	—	$—

ProShares Ultra Gold
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	—	$—
	02/01/25 to 02/28/25	50,000	$112.05
	03/01/25 to 03/31/25	150,000	$116.65
ProShares Ultra Silver
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	1,700,000	$38.00
	02/01/25 to 02/28/25	2,450,000	$42.01
	03/01/25 to 03/31/25	1,750,000	$44.35
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	10,600,000	$20.89
	02/01/25 to 02/28/25	21,050,000	$20.04
	03/01/25 to 03/31/25	13,600,000	$24.42
ProShares Ultra Yen
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	—	$—
	02/01/25 to 02/28/25	150,000	$21.91
	03/01/25 to 03/31/25	150,000	$22.29
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	2,150,000	$16.27
	02/01/25 to 02/28/25	2,200,000	$16.98
	03/01/25 to 03/31/25	2,250,000	$18.60
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	5,950,000	$39.84
	02/01/25 to 02/28/25	6,000,000	$25.59
	03/01/25 to 03/31/25	11,900,000	$20.56
ProShares UltraShort Euro
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	—	$—
	02/01/25 to 02/28/25	150,000	$34.80
	03/01/25 to 03/31/25	50,000	$32.30
ProShares UltraShort Gold
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	50,000	$16.30
	02/01/25 to 02/28/25	150,000	$15.03
	03/01/25 to 03/31/25	200,000	$14.12
ProShares UltraShort Silver
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	100,000	$38.29
	02/01/25 to 02/28/25	250,000	$33.43
	03/01/25 to 03/31/25	250,000	$30.73
ProShares UltraShort Yen
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	50,000	$46.59
	02/01/25 to 02/28/25	50,000	$43.39
	03/01/25 to 03/31/25	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	225,000	$14.57
	02/01/25 to 02/28/25	25,000	$15.10
	03/01/25 to 03/31/25	825,000	$15.72
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/25 to 01/31/25	375,000	$43.84
	02/01/25 to 02/28/25	1,975,000	$43.68
	03/01/25 to 03/31/25	2,100,000	$51.55

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended March 31, 2025.

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
Date: May 9, 2025

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: May 9, 2025