Form 10-Q
period 2025-06-30
ProShares Trust II
filed 2025-08-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
5
, 2025, the registrant had
147,173,328
shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $24,931,067, respectively)	$—	$24,937,875
Cash	178,250,108	160,200,226
Segregated cash balances with brokers for futures contracts	99,379,314	80,953,814
Receivable on open futures contracts	1,872,187	806,556
Interest receivable	655,920	438,452

Total assets	280,157,529	267,336,923

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,011,830
Brokerage commissions and futures account fees payable	4,584	6,902
Payable to Sponsor	227,545	227,958

Total liabilities	232,129	1,246,690

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	279,925,400	266,090,233

Total liabilities and shareholders’ equity	$280,157,529	$267,336,923

Shares outstanding	6,568,614	5,318,614

Net asset value per share	$42.62	$50.03

Market value per share (Note 2)	$42.60	$50.06

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2025	4,021	$75,242,963	$8,535,463
VIX Futures - Cboe, expires August 2025	3,232	64,955,443	1,856,879

			$10,392,342

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$3,664,726	$3,457,223	$5,820,643	$6,766,508

Expenses
Management fee	973,113	702,645	1,528,502	1,443,041
Brokerage commissions	205,533	170,317	332,745	341,916
Futures account fees	27,459	—	53,156	—

Total expenses	1,206,105	872,962	1,914,403	1,784,957

Net investment income (loss)	2,458,621	2,584,261	3,906,240	4,981,551

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,005	26,761,918	(17,634,848)	55,258,866
Short-term U.S. government and agency obligations	455	—	455	17,669

Net realized gain (loss)	2,460	26,761,918	(17,634,393)	55,276,535

Change in net unrealized appreciation (depreciation) on
Futures contracts	13,636,368	(4,177,838)	13,401,093	(8,805,425)
Short-term U.S. government and agency obligations	855	10,617	(6,808)	(16,617)

Change in net unrealized appreciation (depreciation)	13,637,223	(4,167,221)	13,394,285	(8,822,042)

Net realized and unrealized gain (loss)	13,639,683	22,594,697	(4,240,108)	46,454,493

Net income (loss)	$16,098,304	$25,178,958	$(333,868)	$51,436,044

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$232,107,856	$313,978,799	$266,090,233	$267,184,359

Addition of 16,400,000, 350,000, 18,650,000 and 2,750,000 shares, respectively	607,449,230	18,814,510	713,832,219	147,244,261
Redemption of 14,900,000, 1,050,000, 17,400,000 and 3,050,000 shares, respectively	(575,729,990)	(59,259,752)	(699,663,184)	(167,152,149)

Net addition (redemption) of 1,500,000, (700,000), 1,250,000 and (300,000) shares, respectively	31,719,240	(40,445,242)	14,169,035	(19,907,888)

Net investment income (loss)	2,458,621	2,584,261	3,906,240	4,981,551
Net realized gain (loss)	2,460	26,761,918	(17,634,393)	55,276,535
Change in net unrealized appreciation (depreciation)	13,637,223	(4,167,221)	13,394,285	(8,822,042)

Net income (loss)	16,098,304	25,178,958	(333,868)	51,436,044

Shareholders’ equity, end of period	$279,925,400	$298,712,515	$279,925,400	$298,712,515

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(333,868)	$51,436,044
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(303,335,606)	(316,469,775)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	330,000,455	260,017,669
Net amortization and accretion on short-term U.S. government and agency obligations	(1,733,327)	(3,183,783)
Net realized (gain) loss on investments	(455)	(17,669)
Change in unrealized (appreciation) depreciation on investments	6,808	16,617
Decrease (Increase) in receivable on open futures contracts	(1,065,631)	7,590,582
Decrease (Increase) in interest receivable	(217,468)	(39,379)
Increase (Decrease) in payable to Sponsor	(413)	(17,749)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,318)	(9,571)
Increase (Decrease) in payable on open futures contracts	(1,011,830)	1,683,430

Net cash provided by (used in) operating activities	22,306,347	1,006,416

Cash flow from financing activities
Proceeds from addition of shares	713,832,219	147,244,261
Payment on shares redeemed	(699,663,184)	(182,674,465)

Net cash provided by (used in) financing activities	14,169,035	(35,430,204)

Net increase (decrease) in cash	36,475,382	(34,423,788)
Cash, beginning of period	241,154,040	162,331,287

Cash, end of period	$277,629,422	$127,907,499

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $49,958,924 and $99,724,267, respectively)	$49,959,555	$99,751,500
Cash	231,962,841	259,419,820
Segregated cash balances with brokers for futures contracts	43,158,485	42,171,314
Segregated cash balances with brokers for swap agreements	93,833,888	84,264,200
Unrealized appreciation on swap agreements	4,023,623	38,215,610
Receivable from capital shares sold	1,124,724	—
Receivable on open futures contracts	—	2,157,183
Interest receivable	658,446	692,226

Total assets	424,721,562	526,671,853

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,374,171	2,748,471
Payable on open futures contracts	524,439	70,422
Payable to Sponsor	329,439	432,896

Total liabilities	4,228,049	3,251,789

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	420,493,513	523,420,064

Total liabilities and shareholders’ equity	$424,721,562	$526,671,853

Shares outstanding	18,693,096	19,043,096

Net asset value per share	$22.49	$27.49

Market value per share (Note 2)	$22.41	$27.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(12% of shareholders’ equity)
U.S. Treasury Bills ^^ :	$50,000,000	$49,959,555
4.401% due 07/08/25 †

Total short-term U.S. government and agency obligations (cost $49,958,924)		$49,959,555

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2025	1,454	$92,837,900	$1,361,508
WTI Crude Oil - NYMEX, expires December 2025	1,508	92,968,200	467,044
WTI Crude Oil - NYMEX, expires June 2026	1,535	94,157,110	1,453,986

			$3,282,538

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/07/25	$50,274,921	$359,481
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/07/25	218,162,730	1,559,931
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/07/25	66,274,912	473,886
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/07/25	165,600,250	1,194,901
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/07/25	60,619,225	435,424

			Total Unrealized Appreciation	$4,023,623

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$3,240,612	$6,506,199	$6,745,716	$11,516,649

Expenses
Management fee	951,694	1,344,787	1,916,607	2,821,804
Brokerage commissions	61,348	42,976	107,916	104,780

Total expenses	1,013,042	1,387,763	2,024,523	2,926,584

Net investment income (loss)	2,227,570	5,118,436	4,721,193	8,590,065

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,353,923)	11,985,445	(3,195,195)	28,452,282
Swap agreements	(14,238,283)	(5,028,524)	(9,880,150)	71,623,239
Short-term U.S. government and agency obligations	322	696	322	13,201

Net realized gain (loss)	(28,591,884)	6,957,617	(13,075,023)	100,088,722

Change in net unrealized appreciation (depreciation) on
Futures contracts	(8,595,750)	(9,029,300)	(7,581,547)	16,397,677
Swap agreements	(32,742,289)	8,281,227	(34,191,987)	37,992,657
Short-term U.S. government and agency obligations	2,253	9,247	(26,602)	(45,318)

Change in net unrealized appreciation (depreciation)	(41,335,786)	(738,826)	(41,800,136)	54,345,016

Net realized and unrealized gain (loss)	(69,927,670)	6,218,791	(54,875,159)	154,433,738

Net income (loss)	$(67,700,100)	$11,337,227	$(50,153,966)	$163,023,803

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$432,463,827	$597,176,895	$523,420,064	$652,793,437

Addition of 9,200,000, 5,050,000, 14,900,000 and 9,100,000 shares, respectively	196,937,660	156,948,695	342,452,798	265,988,522
Redemption of 6,450,000 , 7,300,000 , 15,250,000 and 18,200,000 shares, respectively	(141,207,874)	(237,976,722)	(395,225,383)	(554,319,667)

Net addition (redemption) of 2,750,000, (2,250,000), (350,000) and (9,100,000) shares, respectively	55,729,786	(81,028,027)	(52,772,585)	(288,331,145)

Net investment income (loss)	2,227,570	5,118,436	4,721,193	8,590,065
Net realized gain (loss)	(28,591,884)	6,957,617	(13,075,023)	100,088,722
Change in net unrealized appreciation (depreciation)	(41,335,786)	(738,826)	(41,800,136)	54,345,016

Net income (loss)	(67,700,100)	11,337,227	(50,153,966)	163,023,803

Shareholders’ equity, end of period	$420,493,513	$527,486,095	$420,493,513	$527,486,095

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(50,153,966)	$163,023,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(656,357,446)	(750,343,317)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	710,000,322	604,658,733
Net amortization and accretion on short-term U.S. government and agency obligations	(3,877,211)	(8,704,505)
Net realized (gain) loss on investments	(322)	(13,201)
Change in unrealized (appreciation) depreciation on investments	34,218,589	(37,947,339)
Decrease (Increase) in receivable on open futures contracts	2,157,183	(201,572)
Decrease (Increase) in interest receivable	33,780	253,393
Increase (Decrease) in payable to Sponsor	(103,457)	(105,131)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(5,682)
Increase (Decrease) in payable on open futures contracts	454,017	(1,690,662)

Net cash provided by (used in) operating activities	36,371,489	(31,075,480)

Cash flow from financing activities
Proceeds from addition of shares	341,328,074	271,243,544
Payment on shares redeemed	(394,599,683)	(554,319,667)

Net cash provided by (used in) financing activities	(53,271,609)	(283,076,123)

Net increase (decrease) in cash	(16,900,120)	(314,151,603)
Cash, beginning of period	385,855,334	398,178,826

Cash, end of period	$368,955,214	$84,027,223

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,983,569 and $99,724,267, respectively)	$19,983,822	$99,751,500
Cash	193,483,868	205,241,492
Segregated cash balances with brokers for futures contracts	119,481,037	117,769,697
Receivable from capital shares sold	57,934,920	10,966,643
Interest receivable	536,397	825,264

Total assets	391,420,044	434,554,596

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	56,454,209	38,058,122
Brokerage commissions and futures account fees payable	6,340	13,669
Payable to Sponso r	201,701	401,306

Total liabilities	56,662,250	38,473,097

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	334,757,794	396,081,499

Total liabilities and shareholders’ equity	$391,420,044	$434,554,596

Shares outstanding	7,223,047	7,223,047

Net asset value per share	$46.35	$54.84

Market value per share (Note 2)	$46.08	$55.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(6% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 07/08/25	$20,000,000	$19,983,822

Total short-term U.S. government and agency obligations (cost $19,983,569)		$19,983,822

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/ Value
Natural Gas - NYMEX, expires September 2025	19,184	$669,521,600	$(29,767,704)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$2,079,577	$6,418,687	$4,980,630	$12,870,827

Expenses
Management fee	548,526	1,323,880	1,251,579	2,773,307
Brokerage commissions	288,858	785,377	571,013	1,488,469
Futures account fees	18,071	53,176	116,609	142,161

Total expenses	855,455	2,162,433	1,939,201	4,403,937

Net investment income (loss)	1,224,122	4,256,254	3,041,429	8,466,890

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,342,109)	211,772,181	210,263,119	(30,408,733)
Short-term U.S. government and agency obligations	(224)	—	(224)	—

Net realized gain (loss)	(12,342,333)	211,772,181	210,262,895	(30,408,733)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(84,894,683)	(60,263,391)	(127,006,905)	(196,642,739)
Short-term U.S. government and agency obligations	(309)	—	(26,980)	(13,607)

Change in net unrealized appreciation (depreciation)	(84,894,992)	(60,263,391)	(127,033,885)	(196,656,346)

Net realized and unrealized gain (loss)	(97,237,325)	151,508,790	83,229,010	(227,065,079)

Net income (loss)	$(96,013,203)	$155,765,044	$86,270,439	$(218,598,189)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$232,237,503	$580,741,377	$396,081,499	$729,892,808

Addition of 13,150,000, 4,870,000, 18,450,000 and 12,890,000 shares, respectively	689,968,536	387,753,452	1,029,287,052	1,118,271,219
Redemption of 8,650,000, 6,780,000, 18,450,000 and 11,070,000 shares, respectively	(491,435,042)	(583,616,052)	(1,176,881,196)	(1,088,922,017)

Net addition (redemption) of 4,500,000, (1,910,000), – and 1,820,000 shares, respectively	198,533,494	(195,862,600)	(147,594,144)	29,349,202

Net investment income (loss)	1,224,122	4,256,254	3,041,429	8,466,890
Net realized gain (loss)	(12,342,333)	211,772,181	210,262,895	(30,408,733)
Change in net unrealized appreciation (depreciation)	(84,894,992)	(60,263,391)	(127,033,885)	(196,656,346)

Net income (loss)	(96,013,203)	155,765,044	86,270,439	(218,598,189)

Shareholders’ equity, end of period	$334,757,794	$540,643,821	$334,757,794	$540,643,821

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$86,270,439	$(218,598,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(387,844,619)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	469,917,565	65,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(2,332,472)	(554,490)
Net realized (gain) loss on investments	224	—
Change in unrealized (appreciation) depreciation on investments	26,980	13,607
Decrease (Increase) in interest receivable	288,867	1,088,882
Increase (Decrease) in payable to Sponsor	(199,605)	(190,453)
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,329)	(39,977)
Increase (Decrease) in payable on open futures contracts	18,396,087	22,386,869

Net cash provided by (used in) operating activities	184,516,137	(130,893,751)

Cash flow from financing activities
Proceeds from addition of shares	982,318,775	1,043,810,566
Payment on shares redeemed	(1,176,881,196)	(1,108,288,378)

Net cash provided by (used in) financing activities	(194,562,421)	(64,477,812)

Net increase (decrease) in cash	(10,046,284)	(195,371,563)
Cash, beginning of period	323,011,189	701,114,381

Cash, end of period	$312,964,905	$505,742,818

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$7,457,557	$5,285,126
Segregated cash balances with brokers for foreign currency forward contracts	788,421	618,421
Unrealized appreciation on foreign currency forward contracts	446,814	2,312
Interest receivable	25,071	19,473

Total assets	8,717,863	5,925,332

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	6,500	4,736
Unrealized depreciation on foreign currency forward contracts	3,294	169,440

Total liabilities	9,794	174,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,708,069	5,751,156

Total liabilities and shareholders’ equity	$8,717,863	$5,925,332

Shares outstanding	650,000	550,000

Net asset value per share	$13.40	$10.46

Market value per share (Note 2)	$13.37	$10.45

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/11/25	7,517,921	$8,862,823	$227,343
Euro with UBS AG	07/11/25	7,367,502	8,685,494	219,471

			Total Unrealized Appreciation	$446,814

Contracts to Sell
Euro with Goldman Sachs International	07/11/25	(114,000)	$(134,394)	$(3,294)

			Total Unrealized Depreciation	$(3,294)

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$68,572	$70,817	$114,044	$149,303

Expenses
Management fee	18,079	13,944	29,891	29,879

Total expenses	18,079	13,944	29,891	29,879

Net investment income (loss)	50,493	56,873	84,153	119,424

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	616,633	(219,350)	777,150	(74,776)

Net realized gain (loss)	616,633	(219,350)	777,150	(74,776)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	415,771	62,167	610,648	(447,347)

Change in net unrealized appreciation (depreciation)	415,771	62,167	610,648	(447,347)

Net realized and unrealized gain (loss)	1,032,404	(157,183)	1,387,798	(522,123)

Net income (loss)	$1,082,897	$(100,310)	$1,471,951	$(402,699)

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$5,111,473	$6,804,048	$5,751,156	$7,114,015

Addition of 200,000, –, 200,000 and 100,000 shares, respectively	2,513,699	—	2,513,699	1,140,357
Redemption of –, 100,000, 100,000 and 200,000 shares, respectively	—	(1,108,205)	(1,028,737)	(2,256,140)

Net addition (redemption) of 200,000, (100,000), 100,000 and (100,000) shares, respectively	2,513,699	(1,108,205)	1,484,962	(1,115,783)

Net investment income (loss)	50,493	56,873	84,153	119,424
Net realized gain (loss)	616,633	(219,350)	777,150	(74,776)
Change in net unrealized appreciation (depreciation)	415,771	62,167	610,648	(447,347)

Net income (loss)	1,082,897	(100,310)	1,471,951	(402,699)

Shareholders’ equity, end of period	$8,708,069	$5,595,533	$8,708,069	$5,595,533

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$1,471,951	$(402,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(610,648)	447,347
Decrease (Increase) in interest receivable	(5,598)	5,017
Increase (Decrease) in payable to Sponsor	1,764	(1,211)

Net cash provided by (used in) operating activities	857,469	48,454

Cash flow from financing activities
Proceeds from addition of shares	2,513,699	1,140,357
Payment on shares redeemed	(1,028,737)	(2,256,140)

Net cash provided by (used in) financing activities	1,484,962	(1,115,783)

Net increase (decrease) in cash	2,342,431	(1,067,329)
Cash, beginning of period	5,903,547	6,785,459

Cash, end of period	$8,245,978	$5,718,130

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $74,938,385 and $74,793,200, respectively)	$74,939,332	$74,813,625
Cash	382,492,286	203,750,372
Segregated cash balances with brokers for futures contracts	27,540,000	11,408,000
Segregated cash balances with brokers for swap agreements	7,140,000	—
Receivable on open futures contracts	3,846,504	1,952,335
Interest receivable	1,050,711	371,587

Total assets	497,008,833	292,295,919

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,879,499	—
Payable to Sponso r	398,071	238,455
Unrealized depreciation on swap agreements	4,726,020	2,348,132

Total liabilities	12,003,590	2,586,587

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	485,005,243	289,709,332

Total liabilities and shareholders’ equity	$497,008,833	$292,295,919

Shares outstanding (Note 1)	14,100,000	12,400,000

Net asset value per share (Note 1)	$34.40	$23.36

Market value per share (Note 1) (Note 2)	$34.66	$23.37

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(15% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 07/08/25 †	$75,000,000	$74,939,332

Total short-term U.S. government and agency obligations
(cost $74,938,385)		$74,939,332

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2025	1,736	$574,216,720	$(3,455,626)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/07/25	$170,146,720	$(2,029,284)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/07/25	80,814,311	(963,847)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/07/25	145,295,281	(1,732,889)

			Total Unrealized Depreciation	$(4,726,020)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$5,119,975	$2,819,359	$8,858,522	$4,833,274

Expenses
Management fee	1,197,578	546,388	2,061,122	982,991
Brokerage commissions	26,535	8,123	45,879	17,996

Total expenses	1,224,113	554,511	2,107,001	1,000,987

Net investment income (loss)	3,895,862	2,264,848	6,751,521	3,832,287

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	42,515,493	7,565,606	71,847,565	14,530,658
Swap agreements	43,642,546	24,002,215	72,739,060	35,508,434
Short-term U.S. government and agency obligations	77	—	77	3,011

Net realized gain (loss)	86,158,116	31,567,821	144,586,702	50,042,103

Change in net unrealized appreciation (depreciation) on
Futures contracts	(33,165,219)	(3,144,847)	(3,032,218)	(4,863,967)
Swap agreements	(28,291,491)	(14,087,684)	(2,377,888)	(9,631,250)
Short-term U.S. government and agency obligations	2,408	5,842	(19,478)	(10,280)

Change in net unrealized appreciation (depreciation)	(61,454,302)	(17,226,689)	(5,429,584)	(14,505,497)

Net realized and unrealized gain (loss)	24,703,814	14,341,132	139,157,118	35,536,606

Net income (loss)	$28,599,676	$16,605,980	$145,908,639	$39,368,893

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$480,619,425	$215,970,841	$289,709,332	$191,502,023

Addition of 7,250,000, 1,400,000, 10,650,000 and 3,200,000 shares, respectively (Note 1)	250,023,550	27,209,437	346,724,313	56,539,425
Redemption of 8,150,000, 2,200,000, 8,950,000 and 4,000,000 shares, respectively (Note 1)	(274,237,408)	(43,330,233)	(297,337,041)	(70,954,316)

Net addition (redemption) of (900,000), (800,000), 1,700,000 and (800,000) shares, respectively (Note 1)	(24,213,858)	(16,120,796)	49,387,272	(14,414,891)

Net investment income (loss)	3,895,862	2,264,848	6,751,521	3,832,287
Net realized gain (loss)	86,158,116	31,567,821	144,586,702	50,042,103
Change in net unrealized appreciation (depreciation)	(61,454,302)	(17,226,689)	(5,429,584)	(14,505,497)

Net income (loss)	28,599,676	16,605,980	145,908,639	39,368,893

Shareholders’ equity, end of period	$485,005,243	$216,456,025	$485,005,243	$216,456,025

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$145,908,639	$39,368,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(865,029,856)	(306,151,213)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	870,000,077	175,003,011
Net amortization and accretion on short-term U.S. government and agency obligations	(5,115,329)	(3,364,465)
Net realized (gain) loss on investments	(77)	(3,011)
Change in unrealized (appreciation) depreciation on investments	2,397,366	9,641,530
Decrease (Increase) in receivable on open futures contracts	(1,894,169)	(143,688)
Decrease (Increase) in interest receivable	(679,124)	62,974
Increase (Decrease) in payable to Sponsor	159,616	21,921
Increase (Decrease) in payable on open futures contracts	—	(564,042)

Net cash provided by (used in) operating activities	145,747,143	(86,128,090)

Cash flow from financing activities
Proceeds from addition of shares	346,724,313	56,539,425
Payment on shares redeemed	(290,457,542)	(70,954,316)

Net cash provided by (used in) financing activities	56,266,771	(14,414,891)

Net increase (decrease) in cash	202,013,914	(100,542,981)
Cash, beginning of period	215,158,372	129,351,977

Cash, end of period	$417,172,286	$28,808,996

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $119,913,242 and $124,655,333, respectively)	$119,914,448	$124,689,375
Cash	473,999,292	376,597,126
Segregated cash balances with brokers for futures contracts	54,120,000	38,668,750
Segregated cash balances with brokers for swap agreements	68,642,665	76,561,398
Interest receivable	1,426,210	851,132

Total assets	718,102,615	617,367,781

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,893,550	2,258,150
Payable to Sponso r	541,680	507,430
Unrealized depreciation on swap agreements	6,471,374	52,518,908

Total liabilities	9,906,604	55,284,488

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	708,196,011	562,083,293

Total liabilities and shareholders’ equity	$718,102,615	$617,367,781

Shares outstanding	15,046,526	16,746,526

Net asset value per share	$47.07	$33.56

Market value per share (Note 2)	$47.49	$33.67

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.421% due 07/03/25 †	$20,000,000	$19,995,338
4.401% due 07/08/25 †	100,000,000	99,919,110

Total short-term U.S. government and agency obligations
(cost $119,913,242)		$119,914,448

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2025	3,488	$630,839,680	$(9,137,947)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/07/25	$349,579,617	$(2,876,199)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	07/07/25	30,768,707	(254,172)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/07/25	208,753,789	(1,724,461)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/07/25	196,478,081	(1,616,542)

			Total Unrealized Depreciation	$(6,471,374)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$6,095,350	$6,245,723	$12,115,255	$9,880,580

Expenses
Management fee	1,485,223	1,244,817	3,001,678	2,118,718
Brokerage commissions	58,272	56,180	104,828	84,222

Total expenses	1,543,495	1,300,997	3,106,506	2,202,940

Net investment income (loss)	4,551,855	4,944,726	9,008,749	7,677,640

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	45,180,695	81,641,058	68,353,031	76,002,276
Swap agreements	54,018,148	139,039,383	85,556,599	140,207,453
Short-term U.S. government and agency obligations	(12)	—	(12)	4,797

Net realized gain (loss)	99,198,831	220,680,441	153,909,618	216,214,526

Change in net unrealized appreciation (depreciation) on
Futures contracts	(39,005,923)	(29,355,888)	19,765,588	(19,075,042)
Swap agreements	(34,495,578)	(57,934,788)	46,047,534	(46,575,112)
Short-term U.S. government and agency obligations	4,316	11,419	(32,836)	(20,504)

Change in net unrealized appreciation (depreciation)	(73,497,185)	(87,279,257)	65,780,286	(65,670,658)

Net realized and unrealized gain (loss)	25,701,646	133,401,184	219,689,904	150,543,868

Net income (loss)	$30,253,501	$138,345,910	$228,698,653	$158,221,508

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$717,992,459	$403,584,744	$562,083,293	$390,146,373

Addition of 5,000,000, 5,150,000, 9,850,000 and 7,450,000 shares, respectively	198,521,933	186,406,170	402,233,812	244,780,900
Redemption of 5,650,000, 4,050,000, 11,550,000 and 6,500,000 shares, respectively	(238,571,882)	(157,507,303)	(484,819,747)	(222,319,260)

Net addition (redemption) of (650,000), 1,100,000, (1,700,000) and 950,000 shares, respectively	(40,049,949)	28,898,867	(82,585,935)	22,461,640

Net investment income (loss)	4,551,855	4,944,726	9,008,749	7,677,640
Net realized gain (loss)	99,198,831	220,680,441	153,909,618	216,214,526
Change in net unrealized appreciation (depreciation)	(73,497,185)	(87,279,257)	65,780,286	(65,670,658)

Net income (loss)	30,253,501	138,345,910	228,698,653	158,221,508

Shareholders’ equity, end of period	$708,196,011	$570,829,521	$708,196,011	$570,829,521

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$228,698,653	$158,221,508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,253,080,617)	(669,157,487)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,264,975,424	332,004,797
Net amortization and accretion on short-term U.S. government and agency obligations	(7,152,728)	(5,853,530)
Net realized (gain) loss on investments	12	(4,797)
Change in unrealized (appreciation) depreciation on investments	(46,014,698)	46,595,616
Decrease (Increase) in receivable on open futures contracts	—	(3,689,701)
Decrease (Increase) in interest receivable	(575,078)	(333,110)
Increase (Decrease) in payable to Sponsor	34,250	119,289
Increase (Decrease) in payable on open futures contracts	635,400	(3,503,958)

Net cash provided by (used in) operating activities	187,520,618	(145,601,373)

Cash flow from financing activities
Proceeds from addition of shares	402,233,812	247,509,728
Payment on shares redeemed	(484,819,747)	(222,319,260)

Net cash provided by (used in) financing activities	(82,585,935)	25,190,468

Net increase (decrease) in cash	104,934,683	(120,410,905)
Cash, beginning of period	491,827,274	279,193,929

Cash, end of period	$596,761,957	$158,783,024

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,987,677 and $24,931,067, respectively)	$14,987,867	$24,937,875
Cash	181,428,744	88,749,502
Segregated cash balances with brokers for futures contracts	368,712,207	161,872,327
Receivable from capital shares sold	32,739,216	—
Receivable on open futures contracts	—	9,002,751
Interest receivable	1,022,914	803,191

Total assets	598,890,948	285,365,646

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	19,038,638	613,972
Brokerage commissions and futures account fees payable	47,734	24,616
Payable to Sponsor	395,668	274,998

Total liabilities	19,482,040	913,586

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	579,408,908	284,452,060

Total liabilities and shareholders’ equity	$598,890,948	$285,365,646

Shares outstanding	30,993,643	13,693,643

Net asset value per share	$18.69	$20.77

Market value per share (Note 2)	$18.75	$20.72

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(3% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 07/08/25	$15,000,000	$14,987,867

Total short-term U.S. government and agency obligations (cost $14,987,677)		$14,987,867

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - COMEX, expires July 2025	24,975	$467,356,200	$(45,257,764)
VIX Futures - COMEX, expires August 2025	19,969	401,329,105	(10,119,002)

			$(55,376,766)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$2,804,863	$2,335,823	$5,692,389	$5,094,065

Expenses
Management fee	906,425	553,814	1,742,735	1,221,345
Brokerage commissions	621,171	454,606	1,508,883	941,152
Futures account fees	126,256	63,964	213,163	150,134

Total expenses	1,653,852	1,072,384	3,464,781	2,312,631

Net investment income (loss)	1,151,011	1,263,439	2,227,608	2,781,434

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	56,045,179	(57,413,186)	155,966,636	(148,416,415)
Short-term U.S. government and agency obligations	(1,849)	500	(1,919)	11,137

Net realized gain (loss)	56,043,330	(57,412,686)	155,964,717	(148,405,278)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(88,993,838)	11,693,863	(69,352,758)	24,978,991
Short-term U.S. government and agency obligations	1,101	4,577	(6,618)	18

Change in net unrealized appreciation (depreciation)	(88,992,737)	11,698,440	(69,359,376)	24,979,009

Net realized and unrealized gain (loss)	(32,949,407)	(45,714,246)	86,605,341	(123,426,269)

Net income (loss)	$(31,798,396)	$(44,450,807)	$88,832,949	$(120,644,835)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$323,381,943	$278,240,649	$284,452,060	$348,555,743

Addition of 39,350,000, 7,030,000, 84,700,000 and 9,850,000 shares, respectively	968,627,629	196,405,861	1,849,646,517	291,112,693
Redemption of 22,150,000, 6,031,248, 67,400,000 and 8,271,248 shares, respectively	(680,802,268)	(198,060,505)	(1,643,522,618)	(286,888,403)

Net addition (redemption) of 17,200,000, 998,752, 17,300,000 and 1,578,752 shares, respectively	287,825,361	(1,654,644)	206,123,899	4,224,290

Net investment income (loss)	1,151,011	1,263,439	2,227,608	2,781,434
Net realized gain (loss)	56,043,330	(57,412,686)	155,964,717	(148,405,278)
Change in net unrealized appreciation (depreciation)	(88,992,737)	11,698,440	(69,359,376)	24,979,009

Net income (loss)	(31,798,396)	(44,450,807)	88,832,949	(120,644,835)

Shareholders’ equity, end of period	$579,408,908	$232,135,198	$579,408,908	$232,135,198

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$88,832,949	$(120,644,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(283,607,982)	(145,539,355)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	294,604,547	96,889,241
Net amortization and accretion on short-term U.S. government and agency obligations	(1,055,094)	(1,280,566)
Net realized (gain) loss on investments	1,919	(11,137)
Change in unrealized (appreciation) depreciation on investments	6,618	(18)
Decrease (Increase) in receivable on open futures contracts	9,002,751	963,625
Decrease (Increase) in interest receivable	(219,723)	469,869
Increase (Decrease) in payable to Sponsor	120,670	(118,635)
Increase (Decrease) in brokerage commissions and futures account fees payable	23,118	(19,755)
Increase (Decrease) in payable on open futures contracts	18,424,666	—

Net cash provided by (used in) operating activities	126,134,439	(169,291,566)

Cash flow from financing activities
Proceeds from addition of shares	1,816,907,301	291,112,693
Payment on shares redeemed	(1,643,522,618)	(286,888,403)

Net cash provided by (used in) financing activities	173,384,683	4,224,290

Net increase (decrease) in cash	299,519,122	(165,067,276)
Cash, beginning of period	250,621,829	337,411,617

Cash, end of period	$550,140,951	$172,344,341

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$59,198,302	$39,802,626
Segregated cash balances with brokers for foreign currency forward contracts	6,374,646	8,805,479
Unrealized appreciation on foreign currency forward contracts	764,251	146,194
Interest receivable	204,485	149,992

Total assets	66,541,684	48,904,291

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	52,366	37,154
Unrealized depreciation on foreign currency forward contracts	27,879	4,361,491

Total liabilities	80,245	4,398,645

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	66,461,439	44,505,646

Total liabilities and shareholders’ equity	$66,541,684	$48,904,291

Shares outstanding	2,849,970	2,199,970

Net asset value per share	$23.32	$20.23

Market value per share (Note 2)	$23.23	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/11/25	9,002,886,056	$62,602,612	$381,895
Yen with UBS AG	07/11/25	10,693,068,856	74,355,495	382,356

			Total Unrealized Appreciation	$764,251

Contracts to Sell
Yen with Goldman Sachs International	07/11/25	(288,210,000)	$(2,004,101)	$(7,296)
Yen with UBS AG	07/11/25	(336,493,000)	(2,339,844)	(20,583)

			Total Unrealized Depreciation	$(27,879)

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$580,313	$483,557	$1,108,434	$853,811

Expenses
Management fee	153,765	99,372	290,779	176,608

Total expenses	153,765	99,372	290,779	176,608

Net investment income (loss)	426,548	384,185	817,655	677,203

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,428,203	(5,365,623)	3,070,845	(7,397,198)

Net realized gain (loss)	1,428,203	(5,365,623)	3,070,845	(7,397,198)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	2,283,730	(842,412)	4,951,669	(4,421,343)

Change in net unrealized appreciation (depreciation)	2,283,730	(842,412)	4,951,669	(4,421,343)

Net realized and unrealized gain (loss)	3,711,933	(6,208,035)	8,022,514	(11,818,541)

Net income (loss)	$4,138,481	$(5,823,850)	$8,840,169	$(11,141,338)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$61,327,343	$41,994,545	$44,505,646	$30,205,770

Addition of 350,000, 500,000, 1,250,000 and 1,300,000 shares, respectively	8,043,589	10,608,951	26,787,301	30,205,576
Redemption of 300,000, 100,000, 600,000 and 200,000 shares, respectively	(7,047,974)	(2,269,508)	(13,671,677)	(4,759,870)

Net addition (redemption) of 50,000, 400,000, 650,000 and 1,100,000 shares, respectively	995,615	8,339,443	13,115,624	25,445,706

Net investment income (loss)	426,548	384,185	817,655	677,203
Net realized gain (loss)	1,428,203	(5,365,623)	3,070,845	(7,397,198)
Change in net unrealized appreciation (depreciation)	2,283,730	(842,412)	4,951,669	(4,421,343)

Net income (loss)	4,138,481	(5,823,850)	8,840,169	(11,141,338)

Shareholders’ equity, end of period	$66,461,439	$44,510,138	$66,461,439	$44,510,138

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$8,840,169	$(11,141,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(4,951,669)	4,421,343
Decrease (Increase) in interest receivable	(54,493)	(58,147)
Increase (Decrease) in payable to Sponsor	15,212	10,971

Net cash provided by (used in) operating activities	3,849,219	(6,767,171)

Cash flow from financing activities
Proceeds from addition of shares	26,787,301	27,170,691
Payment on shares redeemed	(13,671,677)	(6,133,037)

Net cash provided by (used in) financing activities	13,115,624	21,037,654

Net increase (decrease) in cash	16,964,843	14,270,483
Cash, beginning of period	48,608,105	29,977,711

Cash, end of period	$65,572,948	$44,248,194

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$96,876,764	$88,861,451
Segregated cash balances with brokers for futures contracts	43,919,954	31,873,660
Receivable from capital shares sold	—	3,386,356
Receivable on open futures contracts	548,948	—
Interest receivable	350,902	341,824

Total assets	141,696,568	124,463,291

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,308,561	—
Payable on open futures contracts	—	2,372,844
Payable to Sponso r	110,537	93,113

Total liabilities	6,419,098	2,465,957

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	135,277,470	121,997,334

Total liabilities and shareholders’ equity	$141,696,568	$124,463,291

Shares outstanding	7,505,220	7,205,220

Net asset value per share	$18.02	$16.93

Market value per share (Note 2)	$18.06	$16.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2025	1,406	$89,772,840	$2,634,060
WTI Crude Oil - NYMEX, expires December 2025	1,458	89,885,700	8,465,935
WTI Crude Oil - NYMEX, expires June 2026	1,483	90,967,220	4,755,993

			$15,855,988

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$1,176,354	$2,290,280	$3,111,177	$4,533,047

Expenses
Management fee	294,244	440,755	775,568	892,340
Brokerage commissions	62,422	43,839	123,198	97,800

Total expenses	356,666	484,594	898,766	990,140

Net investment income (loss)	819,688	1,805,686	2,212,411	3,542,907

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,210,113	(143,424)	41,144,012	(12,659,025)
Short-term U.S. government and agency obligations	(483)	—	(483)	6,779

Net realized gain (loss)	32,209,630	(143,424)	41,143,529	(12,652,246)

Change in net unrealized appreciation (depreciation) on
Futures contracts	14,026,553	(1,560,618)	17,511,380	(35,992,048)
Short-term U.S. government and agency obligations	277	8,523	—	(9,180)

Change in net unrealized appreciation (depreciation)	14,026,830	(1,552,095)	17,511,380	(36,001,228)

Net realized and unrealized gain (loss)	46,236,460	(1,695,519)	58,654,909	(48,653,474)

Net income (loss)	$47,056,148	$110,167	$60,867,320	$(45,110,567)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$179,185,227	$197,512,295	$121,997,334	$188,963,592

Addition of 9,900,000, 4,200,000, 20,000,000 and 12,650,000 shares, respectively	164,503,631	65,709,408	322,257,722	216,439,065
Redemption of 13,100,000, 5,200,000, 19,700,000 and 10,350,000 shares, respectively	(255,467,536)	(85,711,832)	(369,844,906)	(182,672,052)

Net addition (redemption) of (3,200,000), (1,000,000), 300,000 and 2,300,000 shares, respectively	(90,963,905)	(20,002,424)	(47,587,184)	33,767,013

Net investment income (loss)	819,688	1,805,686	2,212,411	3,542,907
Net realized gain (loss)	32,209,630	(143,424)	41,143,529	(12,652,246)
Change in net unrealized appreciation (depreciation)	14,026,830	(1,552,095)	17,511,380	(36,001,228)

Net income (loss)	47,056,148	110,167	60,867,320	(45,110,567)

Shareholders’ equity, end of period	$135,277,470	$177,620,038	$135,277,470	$177,620,038

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$60,867,320	$(45,110,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(253,591,971)	(242,128,850)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	254,917,637	190,006,779
Net amortization and accretion on short-term U.S. government and agency obligations	(1,326,149)	(2,612,937)
Net realized (gain) loss on investments	483	(6,779)
Change in unrealized (appreciation) depreciation on investments	—	9,180
Decrease (Increase) in receivable on open futures contracts	(548,948)	(315,222)
Decrease (Increase) in interest receivable	(9,078)	11,852
Increase (Decrease) in payable to Sponsor	17,424	408
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(3,509)
Increase (Decrease) in payable on open futures contracts	(2,372,844)	152,793

Net cash provided by (used in) operating activities	57,953,874	(99,996,852)

Cash flow from financing activities
Proceeds from addition of shares	325,644,078	216,439,065
Payment on shares redeemed	(363,536,345)	(185,768,143)

Net cash provided by (used in) financing activities	(37,892,267)	30,670,922

Net increase (decrease) in cash	20,061,607	(69,325,930)
Cash, beginning of period	120,735,111	141,574,168

Cash, end of period	$140,796,718	$72,248,238

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $39,967,139 and $–, respectively)	$39,967,644	$—
Cash	159,550,456	177,262,462
Segregated cash balances with brokers for futures contracts	85,426,550	81,628,795
Receivable from capital shares sold	2,544,277	—
Receivable on open futures contracts	38,269,352	19,205,533
Interest receivable	590,035	405,754

Total assets	326,348,314	278,502,544

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	35,619,872	17,443,727
Payable on open futures contracts	7,203,197	—
Brokerage commissions and futures account fees payable	8,470	3,166
Payable to Sponsor	250,138	115,508

Total liabilities	43,081,677	17,562,401

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	283,266,637	260,940,143

Total liabilities and shareholders’ equity	$326,348,314	$278,502,544

Shares outstanding	11,133,712	5,983,712

Net asset value per share	$25.44	$43.61

Market value per share (Note 2)	$25.61	$42.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(14% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.401% due 07/08/25	$40,000,000	$39,967,644

Total short-term U.S. government and agency obligations (cost $39,967,139)		$39,967,644

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas – NYMEX, expires September 2025	16,234	$566,566,600	$40,226,449

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$3,919,799	$1,577,496	$8,363,249	$2,924,574

Expenses
Management fee	972,550	310,060	2,059,769	572,504
Brokerage commissions	525,062	304,998	1,029,562	566,252
Futures account fees	26,697	10,978	72,737	27,011

Total expenses	1,524,309	626,036	3,162,068	1,165,767

Net investment income (loss)	2,395,490	951,460	5,201,181	1,758,807

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	124,600,984	(44,563,292)	(97,226,728)	91,065
Short-term U.S. government and agency obligations	(8,338)	—	(8,338)	(1,743)

Net realized gain (loss)	124,592,646	(44,563,292)	(97,235,066)	89,322

Change in net unrealized appreciation (depreciation) on
Futures contracts	80,953,188	20,547,016	66,356,953	44,377,650
Short-term U.S. government and agency obligations	2,307	3,543	505	(603)

Change in net unrealized appreciation (depreciation)	80,955,495	20,550,559	66,357,458	44,377,047

Net realized and unrealized gain (loss)	205,548,141	(24,012,733)	(30,877,608)	44,466,369

Net income (loss)	$207,943,631	$(23,061,273)	$(25,676,427)	$46,225,176

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$573,853,468	$94,345,355	$260,940,143	$140,963,092

Addition of 18,750,000, 7,400,000, 65,750,000 and 14,000,000 shares, respectively	423,029,768	367,052,728	1,589,675,595	697,107,902
Redemption of 36,750,000, 5,650,000, 60,600,000 and 13,950,000 shares, respectively	(921,560,230)	(291,044,383)	(1,541,672,674)	(737,003,743)

Net addition (redemption) of (18,000,000), 1,750,000, 5,150,000 and 50,000 shares, respectively	(498,530,462)	76,008,345	48,002,921	(39,895,841)

Net investment income (loss)	2,395,490	951,460	5,201,181	1,758,807
Net realized gain (loss)	124,592,646	(44,563,292)	(97,235,066)	89,322
Change in net unrealized appreciation (depreciation)	80,955,495	20,550,559	66,357,458	44,377,047

Net income (loss)	207,943,631	(23,061,273)	(25,676,427)	46,225,176

Shareholders’ equity, end of period	$283,266,637	$147,292,427	$283,266,637	$147,292,427

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(25,676,427)	$46,225,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(755,466,782)	(188,049,532)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	719,712,566	99,796,807
Net amortization and accretion on short-term U.S. government and agency obligations	(4,221,261)	(1,225,504)
Net realized (gain) loss on investments	8,338	1,743
Change in unrealized (appreciation) depreciation on investments	(505)	603
Decrease (Increase) in receivable on open futures contracts	(19,063,819)	(3,695,357)
Decrease (Increase) in interest receivable	(184,281)	110,095
Increase (Decrease) in payable to Sponsor	134,630	4,138
Increase (Decrease) in brokerage commissions and futures account fees payable	5,304	(7,188)
Increase (Decrease) in payable on open futures contracts	7,203,197	(9,569,329)

Net cash provided by (used in) operating activities	(77,549,040)	(56,408,348)

Cash flow from financing activities
Proceeds from addition of shares	1,587,131,318	706,719,280
Payment on shares redeemed	(1,523,496,529)	(732,066,710)

Net cash provided by (used in) financing activities	63,634,789	(25,347,430)

Net increase (decrease) in cash	(13,914,251)	(81,755,778)
Cash, beginning of period	258,891,257	136,172,565

Cash, end of period	$244,977,006	$54,416,787

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$28,478,624	$36,236,198
Segregated cash balances with brokers for foreign currency forward contracts	4,741,088	4,402,112
Unrealized appreciation on foreign currency forward contracts	110,889	1,189,827
Interest receivable	99,347	129,971

Total assets	33,429,948	41,958,108

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	25,748	32,657
Unrealized depreciation on foreign currency forward contracts	1,837,188	32,777

Total liabilities	1,862,936	65,434

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,567,012	41,892,674

Total liabilities and shareholders’ equity	$33,429,948	$41,958,108

Shares outstanding	1,150,000	1,200,000

Net asset value per share	$27.45	$34.91

Market value per share (Note 2)	$27.48	$34.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/11/25	3,901,000	$4,598,860	$58,997
Euro with UBS AG	07/11/25	2,761,000	3,254,923	51,892

			Total Unrealized Appreciation	$110,889

Contracts to Sell
Euro with Goldman Sachs International	07/11/25	(31,415,263)	$(37,035,223)	$(971,683)
Euro with UBS AG	07/11/25	(28,825,199)	(33,981,816)	(865,505)

			Total Unrealized Depreciation	$(1,837,188)

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$303,400	$429,872	$651,455	$888,189

Expenses
Management fee	79,062	90,978	169,010	186,228

Total expenses	79,062	90,978	169,010	186,228

Net investment income (loss)	224,338	338,894	482,445	701,961

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(3,936,993)	900,760	(5,567,946)	(43,101)
Short-term U.S. government and agency obligations	119	—	119	4,641

Net realized gain (loss)	(3,936,874)	900,760	(5,567,827)	(38,460)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,538,631)	(199,005)	(2,883,349)	2,768,728

Change in net unrealized appreciation (depreciation)	(1,538,631)	(199,005)	(2,883,349)	2,768,728

Net realized and unrealized gain (loss)	(5,475,505)	701,755	(8,451,176)	2,730,268

Net income (loss)	$(5,251,167)	$1,040,649	$(7,968,731)	$3,432,229

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$33,912,850	$38,712,882	$41,892,674	$39,367,550

Addition of 300,000, 50,000, 350,000 and 50,000 shares, respectively	8,827,978	1,591,183	10,400,342	1,591,183
Redemption of 200,000, 100,000, 400,000 and 200,000 shares, respectively	(5,922,649)	(3,117,731)	(12,757,273)	(6,163,979)

Net addition (redemption) of 100,000, (50,000), (50,000) and (150,000) shares, respectively	2,905,329	(1,526,548)	(2,356,931)	(4,572,796)

Net investment income (loss)	224,338	338,894	482,445	701,961
Net realized gain (loss)	(3,936,874)	900,760	(5,567,827)	(38,460)
Change in net unrealized appreciation (depreciation)	(1,538,631)	(199,005)	(2,883,349)	2,768,728

Net income (loss)	(5,251,167)	1,040,649	(7,968,731)	3,432,229

Shareholders’ equity, end of period	$31,567,012	$38,226,983	$31,567,012	$38,226,983

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(7,968,731)	$3,432,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	119	4,641
Net realized (gain) loss on investments	(119)	(4,641)
Change in unrealized (appreciation) depreciation on investments	2,883,349	(2,768,728)
Decrease (Increase) in interest receivable	30,624	21,175
Increase (Decrease) in payable to Sponsor	(6,909)	(3,976)

Net cash provided by (used in) operating activities	(5,061,667)	680,700

Cash flow from financing activities
Proceeds from addition of shares	10,400,342	1,591,183
Payment on shares redeemed	(12,757,273)	(6,163,979)

Net cash provided by (used in) financing activities	(2,356,931)	(4,572,796)

Net increase (decrease) in cash	(7,418,598)	(3,892,096)
Cash, beginning of period	40,638,310	41,090,342

Cash, end of period	$33,219,712	$37,198,246

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$60,595,160	$13,148,117
Segregated cash balances with brokers for futures contracts	1,488,000	588,800
Segregated cash balances with brokers for swap agreements	13,293,944	2,782,413
Unrealized appreciation on swap agreements	1,407,997	141,581
Interest receivable	204,285	61,820

Total assets	76,989,386	16,722,731

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	93,088	82,309
Payable to Sponsor	58,122	15,994

Total liabilities	151,210	98,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	76,838,176	16,624,428

Total liabilities and shareholders’ equity	$76,989,386	$16,722,731

Shares outstanding (Note 1)	3,423,421	473,489

Net asset value per share (Note 1)	$22.44	$35.11

Market value per share (Note 1) (Note 2)	$22.26	$35.16

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2025	98	$32,415,460	$462,452
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/07/25	$(102,141,663)	$1,184,233
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/07/25	(7,569,889)	88,017
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/07/25	(11,708,549)	135,747

			Total Unrealized Appreciation	$1,407,997

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$712,768	$176,727	$925,475	$319,930

Expenses
Management fee	198,669	39,309	256,449	71,710
Brokerage commissions	9,743	1,283	11,822	2,218

Total expenses	208,412	40,592	268,271	73,928

Net investment income (loss)	504,356	136,135	657,204	246,002

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,683,372	(976,285)	4,105,748	(1,626,248)
Swap agreements	162,727	(1,540,189)	(1,702,253)	(2,288,039)

Net realized gain (loss)	5,846,099	(2,516,474)	2,403,495	(3,914,287)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,028,045	374,155	341,396	311,336
Swap agreements	2,905,483	890,281	1,266,416	608,521

Change in net unrealized appreciation (depreciation)	5,933,528	1,264,436	1,607,812	919,857

Net realized and unrealized gain (loss)	11,779,627	(1,252,038)	4,011,307	(2,994,430)

Net income (loss)	$12,283,983	$(1,115,903)	$4,668,511	$(2,748,428)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$45,122,935	$15,170,884	$16,624,428	$11,795,779

Addition of 12,200,000, 225,000, 13,700,000 and 325,000 shares, respectively (Note 1)	265,960,947	9,524,925	307,975,402	14,532,555
Redemption of 10,550,068, 175,000, 10,750,068 and 175,000 shares, respectively (Note 1)	(246,529,689)	(7,448,115)	(252,430,165)	(7,448,115)

Net addition (redemption) of 1,649,932, 50,000, 2,949,932 and 150,000 shares, respectively (Note 1)	19,431,258	2,076,810	55,545,237	7,084,440

Net investment income (loss)	504,356	136,135	657,204	246,002
Net realized gain (loss)	5,846,099	(2,516,474)	2,403,495	(3,914,287)
Change in net unrealized appreciation (depreciation)	5,933,528	1,264,436	1,607,812	919,857

Net income (loss)	12,283,983	(1,115,903)	4,668,511	(2,748,428)

Shareholders’ equity, end of period	$76,838,176	$16,131,791	$76,838,176	$16,131,791

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$4,668,511	$(2,748,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(1,266,416)	(608,521)
Decrease (Increase) in receivable on open futures contracts	—	17,324
Decrease (Increase) in interest receivable	(142,465)	(13,921)
Increase (Decrease) in payable to Sponsor	42,128	2,965
Increase (Decrease) in payable on open futures contracts	10,779	17,400

Net cash provided by (used in) operating activities	3,312,537	(3,333,181)

Cash flow from financing activities
Proceeds from addition of shares	307,975,402	14,532,555
Payment on shares redeemed	(252,430,165)	(7,448,115)

Net cash provided by (used in) financing activities	55,545,237	7,084,440

Net increase (decrease) in cash	58,857,774	3,751,259
Cash, beginning of period	16,519,330	11,946,483

Cash, end of period	$75,377,104	$15,697,742

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$23,599,952	$10,846,306
Segregated cash balances with brokers for futures contracts	2,955,000	839,500
Segregated cash balances with brokers for swap agreements	8,414,702	9,082,795
Unrealized appreciation on swap agreements	287,652	2,954,018
Receivable on open futures contracts	92,037	8,500
Interest receivable	89,592	49,804

Total assets	35,438,935	23,780,923

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	9,092
Payable to Sponsor	27,960	19,212

Total liabilities	27,960	28,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,410,975	23,752,619

Total liabilities and shareholders’ equity	$35,438,935	$23,780,923

Shares outstanding	1,360,264	560,264

Net asset value per share	$26.03	$42.40

Market value per share (Note 2)	$25.81	$42.00

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2025	190	$34,363,400	$617,680
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/07/25	$(19,107,003)	$150,872
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	07/07/25	(13,644,581)	107,740
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	07/07/25	(1,882,126)	14,799
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	07/07/25	(1,803,827)	14,241

			Total Unrealized Appreciation	$287,652

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of June 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$227,082	$597,421	$404,937	$978,854

Expenses
Management fee	72,877	139,041	134,248	230,179
Brokerage commissions	5,790	13,863	10,119	19,887

Total expenses	78,667	152,904	144,367	250,066

Net investment income (loss)	148,415	444,517	260,570	728,788

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(778,764)	(7,210,938)	(2,520,178)	(2,337,230)
Swap agreements	(2,548,468)	(8,859,200)	(3,916,040)	(7,952,888)

Net realized gain (loss)	(3,327,232)	(16,070,138)	(6,436,218)	(10,290,118)

Change in net unrealized appreciation (depreciation) on
Futures contracts	891,816	943,651	105,765	(806,615)
Swap agreements	1,599,631	3,959,173	(2,666,366)	4,290,837

Change in net unrealized appreciation (depreciation)	2,491,447	4,902,824	(2,560,601)	3,484,222

Net realized and unrealized gain (loss)	(835,785)	(11,167,314)	(8,996,819)	(6,805,896)

Net income (loss)	$(687,370)	$(10,722,797)	$(8,736,249)	$(6,077,108)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$32,867,619	$24,245,029	$23,752,619	$65,149,686

Addition of 1,500,000, 1,900,000, 2,650,000 and 2,250,000 shares, respectively	43,067,889	90,286,838	80,052,403	116,105,726
Redemption of 1,250,000, 562,500, 1,850,000 and 1,450,000 shares, respectively	(39,837,163)	(27,610,327)	(59,657,798)	(98,979,561)

Net addition (redemption) of 250,000, 1,337,500, 800,000 and 800,000 shares, respectively	3,230,726	62,676,511	20,394,605	17,126,165

Net investment income (loss)	148,415	444,517	260,570	728,788
Net realized gain (loss)	(3,327,232)	(16,070,138)	(6,436,218)	(10,290,118)
Change in net unrealized appreciation (depreciation)	2,491,447	4,902,824	(2,560,601)	3,484,222

Net income (loss)	(687,370)	(10,722,797)	(8,736,249)	(6,077,108)

Shareholders’ equity, end of period	$35,410,975	$76,198,743	$35,410,975	$76,198,743

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(8,736,249)	$(6,077,108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	2,666,366	(4,290,837)
Decrease (Increase) in receivable on open futures contracts	(83,537)	329,629
Decrease (Increase) in interest receivable	(39,788)	(78,721)
Increase (Decrease) in payable to Sponsor	8,748	15,561
Increase (Decrease) in payable on open futures contracts	(9,092)	823,698

Net cash provided by (used in) operating activities	(6,193,552)	(9,277,778)

Cash flow from financing activities
Proceeds from addition of shares	80,052,403	116,451,750
Payment on shares redeemed	(59,657,798)	(98,979,561)

Net cash provided by (used in) financing activities	20,394,605	17,472,189

Net increase (decrease) in cash	14,201,053	8,194,411
Cash, beginning of period	20,768,601	64,596,871

Cash, end of period	$34,969,654	$72,791,282

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$18,769,338	$21,059,078
Segregated cash balances with brokers for foreign currency forward contracts	2,027,880	2,736,018
Unrealized appreciation on foreign currency forward contracts	—	2,283,588
Interest receivable	66,314	76,797

Total assets	20,863,532	26,155,481

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	16,828	19,957
Unrealized depreciation on foreign currency forward contracts	287,001	55,229

Total liabilities	303,829	75,186

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,559,703	26,080,295

Total liabilities and shareholders’ equity	$20,863,532	$26,155,481

Shares outstanding	497,160	547,160

Net asset value per share	$41.35	$47.66

Market value per share (Note 2)	$41.38	$46.68

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/11/25	349,607,000	$2,431,033	$(1,611)
Yen with UBS AG	07/11/25	700,384,000	4,870,202	(3,194)

			Total Unrealized Depreciation	$(4,805)

Contracts to Sell
Yen with Goldman Sachs International	07/11/25	(3,117,111,165)	$(21,675,194)	$(135,272)
Yen with UBS AG	07/11/25	(3,863,915,424)	(26,868,184)	(146,924)

			Total Unrealized Depreciation	$(282,196)

^
The positions and counterparties herein are as of June 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$208,788	$456,243	$417,761	$771,660

Expenses
Management fee	53,166	96,949	107,103	163,082

Total expenses	53,166	96,949	107,103	163,082

Net investment income (loss)	155,622	359,294	310,658	608,578

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,138,324)	4,417,569	(1,297,018)	6,122,840
Short-term U.S. government and agency obligations	91	—	91	3,541

Net realized gain (loss)	(1,138,233)	4,417,569	(1,296,927)	6,126,381

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(710,709)	1,529,867	(2,515,360)	4,468,019

Change in net unrealized appreciation (depreciation)	(710,709)	1,529,867	(2,515,360)	4,468,019

Net realized and unrealized gain (loss)	(1,848,942)	5,947,436	(3,812,287)	10,594,400

Net income (loss)	$(1,693,320)	$6,306,730	$(3,501,629)	$11,202,978

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$26,449,371	$32,662,223	$26,080,295	$24,010,010

Addition of 100,000, 400,000, 250,000 and 600,000 shares, respectively	4,171,255	17,441,510	10,847,681	25,021,470
Redemption of 200,000, 200,000, 300,000 and 300,000 shares, respectively	(8,367,603)	(8,915,431)	(12,866,644)	(12,739,426)

Net addition (redemption) of (100,000), 200,000, (50,000) and 300,000 shares, respectively	(4,196,348)	8,526,079	(2,018,963)	12,282,044

Net investment income (loss)	155,622	359,294	310,658	608,578
Net realized gain (loss)	(1,138,233)	4,417,569	(1,296,927)	6,126,381
Change in net unrealized appreciation (depreciation)	(710,709)	1,529,867	(2,515,360)	4,468,019

Net income (loss)	(1,693,320)	6,306,730	(3,501,629)	11,202,978

Shareholders’ equity, end of period	$20,559,703	$47,495,032	$20,559,703	$47,495,032

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(3,501,629)	$11,202,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	91	3,541
Net realized (gain) loss on investments	(91)	(3,541)
Change in unrealized (appreciation) depreciation on investments	2,515,360	(4,468,019)
Decrease (Increase) in interest receivable	10,483	(66,460)
Increase (Decrease) in payable to Sponsor	(3,129)	15,004

Net cash provided by (used in) operating activities	(978,915)	6,683,503

Cash flow from financing activities
Proceeds from addition of shares	10,847,681	25,021,470
Payment on shares redeemed	(12,866,644)	(12,739,426)

Net cash provided by (used in) financing activities	(2,018,963)	12,282,044

Net increase (decrease) in cash	(2,997,878)	18,965,547
Cash, beginning of period	23,795,096	25,242,327

Cash, end of period	$20,797,218	$44,207,874

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$18,102,286	$24,122,440
Segregated cash balances with brokers for futures contracts	2,896,588	3,959,399
Receivable from capital shares sold	418,367	—
Receivable on open futures contracts	68,784	557
Interest receivable	65,523	99,278

Total assets	21,551,548	28,181,674

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	50,382
Brokerage commissions and futures account fees payable	643	1,656
Payable to Sponsor	13,295	18,426

Total liabilities	13,938	70,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,537,610	28,111,210

Total liabilities and shareholders’ equity	$21,551,548	$28,181,674

Shares outstanding	1,287,403	1,937,403

Net asset value per share	$16.73	$14.51

Market value per share (Note 2)	$16.76	$14.46

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2025	187	$3,947,009	$165,078
VIX Futures - Cboe, expires November 2025	336	7,156,800	(264,054)
VIX Futures - Cboe, expires December 2025	336	7,144,536	(76,044)
VIX Futures - Cboe, expires January 2026	150	3,296,009	(13,647)

			$(188,667)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$216,994	$1,106,849	$498,093	$1,622,013

Expenses
Management fee	49,547	191,320	113,521	288,207
Brokerage commissions	5,909	66,049	18,454	86,212
Futures account fees	2,004	10,537	5,124	16,541

Total expenses	57,460	267,906	137,099	390,960

Net investment income (loss)	159,534	838,943	360,994	1,231,053

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,726,990	(8,949,418)	5,434,182	(15,057,887)
Short-term U.S. government and agency obligations	84	—	84	3,278

Net realized gain (loss)	4,727,074	(8,949,418)	5,434,266	(15,054,609)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,835,417)	1,092,860	(210,933)	3,882,651
Short-term U.S. government and agency obligations	—	2,519	—	2,519

Change in net unrealized appreciation (depreciation)	(1,835,417)	1,095,379	(210,933)	3,885,170

Net realized and unrealized gain (loss)	2,891,657	(7,854,039)	5,223,333	(11,169,439)

Net income (loss)	$3,051,191	$(7,015,096)	$5,584,327	$(9,938,386)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$34,246,807	$84,603,064	$28,111,210	$37,866,143

Addition of 25,000, 5,250,000, 1,325,000 and 8,625,000 shares, respectively	418,368	80,762,930	20,545,980	135,188,877
Redemption of 900,000, 8,250,000, 1,975,000 and 8,550,000 shares, respectively	(16,178,756)	(124,949,446)	(32,703,907)	(129,715,182)

Net addition (redemption) of (875,000), (3,000,000), (650,000) and 75,000 shares, respectively	(15,760,388)	(44,186,516)	(12,157,927)	5,473,695

Net investment income (loss)	159,534	838,943	360,994	1,231,053
Net realized gain (loss)	4,727,074	(8,949,418)	5,434,266	(15,054,609)
Change in net unrealized appreciation (depreciation)	(1,835,417)	1,095,379	(210,933)	3,885,170

Net income (loss)	3,051,191	(7,015,096)	5,584,327	(9,938,386)

Shareholders’ equity, end of period	$21,537,610	$33,401,452	$21,537,610	$33,401,452

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$5,584,327	$(9,938,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(49,330,764)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	84	3,278
Net amortization and accretion on short-term U.S. government and agency obligations	—	(189,132)
Net realized (gain) loss on investments	(84)	(3,278)
Change in unrealized (appreciation) depreciation on investments	—	(2,519)
Decrease (Increase) in receivable on open futures contracts	(68,227)	(10,685,557)
Decrease (Increase) in interest receivable	33,755	(79,106)
Increase (Decrease) in payable to Sponsor	(5,131)	43,729
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,013)	1,208
Increase (Decrease) in payable on open futures contracts	(50,382)	—

Net cash provided by (used in) operating activities	5,493,329	(70,180,527)

Cash flow from financing activities
Proceeds from addition of shares	20,127,613	135,188,877
Payment on shares redeemed	(32,703,907)	(56,875,919)

Net cash provided by (used in) financing activities	(12,576,294)	78,312,958

Net increase (decrease) in cash	(7,082,965)	8,132,431
Cash, beginning of period	28,081,839	37,611,189

Cash, end of period	$20,998,874	$45,743,620

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $ — and $24,931,067, respectively)	$—	$24,937,875
Cash	92,957,291	54,919,200
Segregated cash balances with brokers for futures contracts	72,336,124	50,955,604
Receivable on open futures contracts	—	2,613,474
Interest receivable	429,360	310,926

Total assets	165,722,775	133,737,079

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,054,685	—
Brokerage commissions and futures account fees payable	8,568	9,271
Payable to Sponsor	117,680	86,193

Total liabilities	1,180,933	95,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	164,541,842	133,641,615

Total liabilities and shareholders’ equity	$165,722,775	$133,737,079

Shares outstanding	3,516,252	2,966,252

Net asset value per share	$46.79	$45.05

Market value per share (Note 2)	$46.88	$45.02

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2025
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2025	4,728	$88,477,693	$(7,787,496)
VIX Futures - Cboe, expires August 2025	3,778	75,928,733	(2,354,217)

			$(10,141,713)

See
accompanying
notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$1,189,233	$1,619,921	$2,751,531	$3,378,183

Expenses
Management fee	286,187	310,061	652,682	646,437
Brokerage commissions	117,436	39,404	288,163	79,663
Futures account fees	22,263	31,267	88,661	64,538

Total expenses	425,886	380,732	1,029,506	790,638

Net investment income (loss)	763,347	1,239,189	1,722,025	2,587,545

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	44,564,343	(27,512,354)	76,773,606	(59,271,318)
Short-term U.S. government and agency obligations	627	—	627	4,830

Net realized gain (loss)	44,564,970	(27,512,354)	76,774,233	(59,266,488)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(21,523,129)	4,018,755	(14,535,040)	7,003,274
Short-term U.S. government and agency obligations	(200)	3,454	(6,808)	(11,885)

Change in net unrealized appreciation (depreciation)	(21,523,329)	4,022,209	(14,541,848)	6,991,389

Net realized and unrealized gain (loss)	23,041,641	(23,490,145)	62,232,385	(52,275,099)

Net income (loss)	$23,804,988	$(22,250,956)	$63,954,410	$(49,687,554)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$162,998,741	$162,936,051	$133,641,615	$157,321,746

Addition of 2,500,000, 925,000, 7,225,000 and 1,875,000 shares, respectively	133,762,860	42,851,982	332,679,299	95,632,291
Redemption of 2,225,000, 650,000, 6,675,000 and 987,500 shares, respectively	(156,024,747)	(35,117,049)	(365,733,482)	(54,846,455)

Net addition (redemption) of 275,000, 275,000, 550,000 and 887,500 shares, respectively	(22,261,887)	7,734,933	(33,054,183)	40,785,836

Net investment income (loss)	763,347	1,239,189	1,722,025	2,587,545
Net realized gain (loss)	44,564,970	(27,512,354)	76,774,233	(59,266,488)
Change in net unrealized appreciation (depreciation)	(21,523,329)	4,022,209	(14,541,848)	6,991,389

Net income (loss)	23,804,988	(22,250,956)	63,954,410	(49,687,554)

Shareholders’ equity, end of period	$164,541,842	$148,420,028	$164,541,842	$148,420,028

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$63,954,410	$(49,687,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(164,117,321)	(153,292,911)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	189,961,871	149,944,134
Net amortization and accretion on short-term U.S. government and agency obligations	(912,856)	(1,754,522)
Net realized (gain) loss on investments	(627)	(4,830)
Change in unrealized (appreciation) depreciation on investments	6,808	11,885
Decrease (Increase) in receivable on open futures contracts	2,613,474	(2,310,106)
Decrease (Increase) in interest receivable	(118,434)	5,529
Increase (Decrease) in payable to Sponsor	31,487	(23,353)
Increase (Decrease) in brokerage commissions and futures account fees payable	(703)	(659)
Increase (Decrease) in payable on open futures contracts	1,054,685	(580)

Net cash provided by (used in) operating activities	92,472,794	(57,112,967)

Cash flow from financing activities
Proceeds from addition of shares	332,679,299	95,632,291
Payment on shares redeemed	(365,733,482)	(54,846,455)

Net cash provided by (used in) financing activities	(33,054,183)	40,785,836

Net increase (decrease) in cash	59,418,611	(16,327,131)
Cash, beginning of period	105,874,804	95,126,975

Cash, end of period	$165,293,415	$78,799,844

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $319,748,936 and $473,690,268, respectively)	$319,752,668	$473,819,625
Cash	2,207,202,869	1,765,501,542
Segregated cash balances with brokers for futures contracts	921,413,259	622,689,660
Segregated cash balances with brokers for foreign currency forward contracts	13,932,035	16,562,030
Segregated cash balances with brokers for swap agreements	191,325,199	172,690,806
Unrealized appreciation on swap agreements	5,719,272	41,311,209
Unrealized appreciation on foreign currency forward contracts	1,321,954	3,621,921
Receivable from capital shares sold	94,761,504	14,352,999
Receivable on open futures contracts	44,697,812	35,746,889
Interest receivable	7,475,512	5,627,491

Total assets	3,807,602,084	3,151,924,172

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	52,182,103	20,192,198
Payable on open futures contracts	87,261,806	44,527,123
Brokerage commissions and futures account fees payable	76,339	59,280
Payable to Sponsor	2,773,278	2,525,993
Unrealized depreciation on swap agreements	11,197,394	54,867,040
Unrealized depreciation on foreign currency forward contracts	2,155,362	4,618,937

Total liabilities	155,646,282	126,790,571

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,651,955,802	3,025,133,601

Total liabilities and shareholders’ equity	$3,807,602,084	$3,151,924,172

Shares outstanding (Note 1)	125,998,328	98,048,396

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Interest	$31,608,406	$36,592,197	$62,559,311	$67,381,467
Expenses
Management fee	8,240,705	7,448,120	16,091,243	14,618,380
Brokerage commissions	1,988,079	1,987,015	4,152,582	3,830,567
Futures account fees	222,750	169,922	549,450	400,385

Total expenses	10,451,534	9,605,057	20,793,275	18,849,332

Net investment income (loss)	21,156,872	26,987,140	41,766,036	48,532,135

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	328,054,378	192,957,311	513,310,950	(95,441,709)
Swap agreements	81,036,670	147,613,685	142,797,216	237,098,199
Foreign currency forward contracts	(3,030,481)	(266,644)	(3,016,969)	(1,392,235)
Short-term U.S. government and agency obligations	(9,131)	1,196	(9,201)	71,141

Net realized gain (loss)	406,051,436	340,305,548	653,081,996	140,335,396

Change in net unrealized appreciation (depreciation) on
Futures contracts	(165,477,989)	(68,861,582)	(104,237,226)	(169,234,257)
Swap agreements	(91,024,244)	(58,891,791)	8,077,709	(13,314,347)
Foreign currency forward contracts	450,161	550,617	163,608	2,368,057
Short-term U.S. government and agency obligations	13,008	59,741	(125,625)	(125,457)

Change in net unrealized appreciation (depreciation)	(256,039,064)	(127,143,015)	(96,121,534)	(180,306,004)

Net realized and unrealized gain (loss)	150,012,372	213,162,533	556,960,462	(39,970,608)

Net income (loss)	$171,169,244	$240,149,673	$598,726,498	$8,561,527

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$3,573,878,847	$3,088,679,681	$3,025,133,601	$3,282,832,126

Addition of 136,175,000, 44,700,000, 269,900,000 and 87,015,000 shares, respectively (Note 1)	3,965,828,522	1,659,368,580	7,387,912,135	3,456,902,022
Redemption of 131,425,068, 48,398,748, 241,950,068 and 87,453,748 shares, respectively (Note 1)	(4,058,920,811)	(1,867,042,594)	(7,359,816,432)	(3,627,140,335)

Net addition (redemption) of 4,749,932, (3,698,748), 27,949,932 and (438,748) shares, respectively (Note 1)	(93,092,289)	(207,674,014)	28,095,703	(170,238,313)

Net investment income (loss)	21,156,872	26,987,140	41,766,036	48,532,135
Net realized gain (loss)	406,051,436	340,305,548	653,081,996	140,335,396
Change in net unrealized appreciation (depreciation)	(256,039,064)	(127,143,015)	(96,121,534)	(180,306,004)

Net income (loss)	171,169,244	240,149,673	598,726,498	8,561,527

Shareholders’ equity, end of period	$3,651,955,802	$3,121,155,340	$3,651,955,802	$3,121,155,340

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$598,726,498	$8,561,527
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,922,432,200)	(2,820,463,204)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,104,090,758	1,973,332,631
Net amortization and accretion on short-term U.S. government and agency obligations	(27,726,427)	(28,723,434)
Net realized (gain) loss on investments	9,201	(71,141)
Change in unrealized (appreciation) depreciation on investments	(8,115,692)	11,071,747
Decrease (Increase) in receivable on futures contracts	(8,950,923)	(12,140,043)
Decrease (Increase) in interest receivable	(1,848,021)	1,359,942
Increase (Decrease) in payable to Sponsor	247,285	(226,522)
Increase (Decrease) in brokerage commissions and futures account fees payable	17,059	(85,133)
Increase (Decrease) in payable on futures contracts	42,734,683	9,735,619

Net cash provided by (used in) operating activities	776,752,221	(857,648,011)

Cash flow from financing activities
Proceeds from addition of shares	7,307,503,630	3,397,347,736
Payment on shares redeemed	(7,327,826,527)	(3,588,721,974)

Net cash provided by (used in) financing activities	(20,322,897)	(191,374,238)

Net increase (decrease) in cash	756,429,324	(1,049,022,249)
Cash, beginning of period	2,577,444,038	2,597,706,107

Cash, end of period	$3,333,873,362	$1,548,683,858

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2025, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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

Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the six months June 30, 2025, and during the year ended December 31, 2024. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Short VIX Short-Term Futures	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares UltraShort Bloomberg Natural Gas	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares Ultra VIX Short-Term Futures	April 10, 2024	1-for-5 reverse Share split	April 11, 2024
ProShares VIX Short-Term Futures	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares Ultra Bloomberg Natural Gas	November 6, 2024	1-for-5 reverse Share split	November 7, 2024
ProShares UltraShort Silver	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares UltraShort Yen	November 6, 2024	2-for-1 forward Share split	November 7, 2024
ProShares Ultra Gold	June 12, 2025	4-for-1 forward Share split	June 13, 2025
ProShares UltraShort Gold	June 12, 2025	1-for-2 reverse Share split	June 13, 2025
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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2025 and 2024, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2025 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 30, 2025
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 30, 2025
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and			June 30, 2025
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2025
Ultra Euro,			June 30, 2025
Ultra Yen,			June 30, 2025
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	June 30, 2025
Short VIX Short-Term Futures ETF,			June 30, 2025
Ultra VIX Short-Term Futures ETF,			June 30, 2025
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2025

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redempt ion
units for the six months ended June 30, 2025.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2025.
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

The following table summarizes the va
lu
ation of investments at June 30, 2025 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$—	$10,392,342	$—	$—	$10,392,342
ProShares Ultra Bloomberg Crude Oil	49,959,555	3,282,538	—	4,023,623	57,265,716
ProShares Ultra Bloomberg Natural Gas	19,983,822	(29,767,704)	—	—	(9,783,882)
ProShares Ultra Euro	—	—	443,520	—	443,520
ProShares Ultra Gold	74,939,332	(3,455,626)	—	(4,726,020)	66,757,686
ProShares Ultra Silver	119,914,448	(9,137,947)	—	(6,471,374)	104,305,127
ProShares Ultra VIX Short-Term Futures ETF	14,987,867	(55,376,766)	—	—	(40,388,899)
ProShares Ultra Yen	—	—	736,372	—	736,372
ProShares UltraShort Bloomberg Crude Oil	—	15,855,988	—	—	15,855,988
ProShares UltraShort Bloomberg Natural Gas	39,967,644	40,226,449	—	—	80,194,093
ProShares UltraShort Euro	—	—	(1,726,299)	—	(1,726,299)
ProShares UltraShort Gold	—	462,452	—	1,407,997	1,870,449
ProShares UltraShort Silver	—	617,680	—	287,652	905,332
ProShares UltraShort Yen	—	—	(287,001)	—	(287,001)
ProShares VIX Mid-Term Futures ETF	—	(188,667)	—	—	(188,667)
ProShares VIX Short-Term Futures ETF	—	(10,141,713)	—	—	(10,141,713)

Combined Trust:	$319,752,668	$(37,230,974)	$(833,408)	$(5,478,122)	$276,210,164

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the quarter ended June 30, 2025.
The following table summarizes the valuation of investments at December 31, 2024 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$24,937,875	$(3,008,751)	$—	$—	$21,929,124
ProShares Ultra Bloomberg Crude Oil	99,751,500	10,864,085	—	38,215,610	148,831,195
ProShares Ultra Bloomberg Natural Gas	99,751,500	97,239,201	—	—	196,990,701
ProShares Ultra Euro	—	—	(167,128)	—	(167,128)
ProShares Ultra Gold	74,813,625	(423,408)	—	(2,348,132)	72,042,085
ProShares Ultra Silver	124,689,375	(28,903,535)	—	(52,518,908)	43,266,932
ProShares Ultra VIX Short-Term Futures ETF	24,937,875	13,975,992	—	—	38,913,867
ProShares Ultra Yen	—	—	(4,215,297)	—	(4,215,297)
ProShares UltraShort Bloomberg Crude Oil	—	(1,655,392)	—	—	(1,655,392)
ProShares UltraShort Bloomberg Natural Gas	—	(26,130,504)	—	—	(26,130,504)
ProShares UltraShort Euro	—	—	1,157,050	—	1,157,050

ProShares UltraShort Gold	$—	$121,056	$—	$141,581	$262,637
ProShares UltraShort Silver	—	511,915	—	2,954,018	3,465,933
ProShares UltraShort Yen	—	—	2,228,359	—	2,228,359
ProShares VIX Mid-Term Futures ETF	—	22,266	—	—	22,266
ProShares VIX Short-Term Futures ETF	24,937,875	4,393,327	—	—	29,331,202

Combined Trust:	$473,819,625	$67,006,252	$(997,016)	$(13,555,831)	$526,273,030

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no tran
sfe
rs into or out of Level 3 for the year ended December 31, 2024.
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
Management of the Funds has reviewed all open tax years and major jurisdictions (i.e., last three years and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken under the interpretation to determine if adjustments to conclusions are nece ssa
ry based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.
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

Segment Reporting
Each Fund included herein is deemed to be an individual reporting segment and the Officers of ProShares Trust II, collectively act as the chief operating decision maker (“CODM”). The CODM monitors the operating results of each Fund as a whole and each Fund’s long-term strategic asset allocation is guided by each Fund’s investment objective and principal investment strategies as described in its prospectus and executed by the Sponsor. The financial information provided to and reviewed by the CODM is consistent with that presented in each Fund’s financial statements.
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
As of June 30, 2025 and December 31, 2024, the Funds did not have any open repurchase agreements.
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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2025 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of June 30, 2025

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$10,392,342	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			55,376,766	*
	ProShares VIX Mid- Term Futures ETF		165,078	*		353,745	*
	ProShares VIX Short- Term Futures ETF		—			10,141,713	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		7,306,161	*		—
	ProShares Ultra Bloomberg Natural Gas		—			29,767,704	*
	ProShares Ultra Gold		—			8,181,646	*
	ProShares Ultra Silver		—			15,609,321	*
	ProShares UltraShort Bloomberg Crude Oil		15,855,988	*		—
	ProShares UltraShort Bloomberg Natural Gas		40,226,449	*		—
	ProShares UltraShort Gold		1,870,449	*		—
	ProShares UltraShort Silver		905,332	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		446,814			3,294
	ProShares Ultra Yen		764,251			27,879
	ProShares UltraShort Euro		110,889			1,837,188
	ProShares UltraShort Yen		—			287,001

		Combined Trust:	$78,043,753	*		$121,586,257	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$482,967	*		$3,491,718	*
	ProShares Ultra VIX Short-Term Futures ETF		15,626,836	*		1,650,844	*
	ProShares VIX Mid- Term Futures ETF		240,639	*		218,373	*
	ProShares VIX Short- Term Futures ETF		5,943,933	*		1,550,606	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		49,079,695	*		—
	ProShares Ultra Bloomberg Natural Gas		97,239,201	*		—
	ProShares Ultra Gold		—			2,771,540	*
	ProShares Ultra Silver		—			81,422,443	*
	ProShares UltraShort Bloomberg Crude Oil		1,888,681	*		3,544,073	*
	ProShares UltraShort Bloomberg Natural Gas		—			26,130,504	*
	ProShares UltraShort Gold		262,637	*		—
	ProShares UltraShort Silver		3,465,933	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		2,312			169,440
	ProShares Ultra Yen		146,194			4,361,491
	ProShares UltraShort Euro		1,189,827			32,777
	ProShares UltraShort Yen		2,283,588			55,229

		Combined Trust:	$177,852,443	*		$125,399,038	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$2,005	$13,636,368
		ProShares Ultra VIX Short-Term Futures ETF	56,045,179	(88,993,838)
		ProShares VIX Mid-Term Futures ETF	4,726,990	(1,835,417)
		ProShares VIX Short-Term Futures ETF	44,564,343	(21,523,129)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	(28,592,206)	(41,338,039)
		ProShares Ultra Bloomberg Natural Gas	(12,342,109)	(84,894,683)
		ProShares Ultra Gold	86,158,039	(61,456,710)
		ProShares Ultra Silver	99,198,843	(73,501,501)
		ProShares UltraShort Bloomberg Crude Oil	32,210,113	14,026,553
		ProShares UltraShort Bloomberg Natural Gas	124,600,984	80,953,188
		ProShares UltraShort Gold	5,846,099	5,933,528
		ProShares UltraShort Silver	(3,327,232)	2,491,447
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	616,633	415,771
		ProShares Ultra Yen	1,428,203	2,283,730
		ProShares UltraShort Euro	(3,936,993)	(1,538,631)
		ProShares UltraShort Yen	(1,138,324)	(710,709)

		Combined Trust	$406,060,567	$(256,052,072)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(17,634,848)	$13,401,093
		ProShares Ultra VIX Short-Term Futures ETF	155,966,636	(69,352,758)
		ProShares VIX Mid-Term Futures ETF	5,434,182	(210,933)
		ProShares VIX Short-Term Futures ETF	76,773,606	(14,535,040)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	(13,075,345)	(41,773,534)
		ProShares Ultra Bloomberg Natural Gas	210,263,119	(127,006,905)
		ProShares Ultra Gold	144,586,625	(5,410,106)
		ProShares Ultra Silver	153,909,630	65,813,122
		ProShares UltraShort Bloomberg Crude Oil	41,144,012	17,511,380
		ProShares UltraShort Bloomberg Natural Gas	(97,226,728)	66,356,953
		ProShares UltraShort Gold	2,403,495	1,607,812
		ProShares UltraShort Silver	(6,436,218)	(2,560,601)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	777,150	610,648
		ProShares Ultra Yen	3,070,845	4,951,669
		ProShares UltraShort Euro	(5,567,946)	(2,883,349)
		ProShares UltraShort Yen	(1,297,018)	(2,515,360)

		Combined Trust:	$653,091,197	$(95,995,909)

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$26,761,918	$(4,177,838)
		ProShares Ultra VIX Short-Term Futures ETF	(57,413,186)	11,693,863
		ProShares VIX Mid-Term Futures ETF	(8,949,418)	1,092,860
		ProShares VIX Short-Term Futures ETF	(27,512,354)	4,018,755
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	6,956,921	(748,073)
		ProShares Ultra Bloomberg Natural Gas	211,772,181	(60,263,391)
		ProShares Ultra Gold	31,567,821	(17,232,531)
		ProShares Ultra Silver	220,680,441	(87,290,676)
		ProShares UltraShort Bloomberg Crude Oil	(143,424)	(1,560,618)
		ProShares UltraShort Bloomberg Natural Gas	(44,563,292)	20,547,016
		ProShares UltraShort Gold	(2,516,474)	1,264,436
		ProShares UltraShort Silver	(16,070,138)	4,902,824
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(219,350)	62,167
		ProShares Ultra Yen	(5,365,623)	(842,412)
		ProShares UltraShort Euro	900,760	(199,005)
		ProShares UltraShort Yen	4,417,569	1,529,867

		Combined Trust	$340,304,352	$(127,202,756)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$55,258,866	$(8,805,425)
		ProShares Ultra VIX Short-Term Futures ETF	(148,416,415)	24,978,991
		ProShares VIX Mid-Term Futures ETF	(15,057,887)	3,882,651
		ProShares VIX Short-Term Futures ETF	(59,271,318)	7,003,274
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	100,075,521	54,390,334
		ProShares Ultra Bloomberg Natural Gas	(30,408,733)	(196,642,739)
		ProShares Ultra Gold	50,039,092	(14,495,217)
		ProShares Ultra Silver	216,209,729	(65,650,154)
		ProShares UltraShort Bloomberg Crude Oil	(12,659,025)	(35,992,048)
		ProShares UltraShort Bloomberg Natural Gas	91,065	44,377,650
		ProShares UltraShort Gold	(3,914,287)	919,857
		ProShares UltraShort Silver	(10,290,118)	3,484,222
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(74,776)	(447,347)
		ProShares Ultra Yen	(7,397,198)	(4,421,343)
		ProShares UltraShort Euro	(43,101)	2,768,728
		ProShares UltraShort Yen	6,122,840	4,468,019

		Combined Trust:	$140,264,255	$(180,180,547)
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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2025.

Fair Values of Derivative Instruments as of June 30, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$4,023,623	$—	$4,023,623	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	446,814	—	446,814	3,294	—	3,294
ProShares Ultra Gold
Swap agreements	—	—	—	4,726,020	—	4,726,020
ProShares Ultra Silver
Swap agreements	—	—	—	6,471,374	—	6,471,374
ProShares Ultra Yen
Foreign currency forward contracts	764,251	—	764,251	27,879	—	27,879
ProShares UltraShort Euro
Foreign currency forward contracts	110,889	—	110,889	1,837,188	—	1,837,188
ProShares UltraShort Gold
Swap agreements	1,407,997	—	1,407,997	—	—	—
ProShares UltraShort Silver
Swap agreements	287,652	—	287,652	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	—	—	—	287,001	—	287,001
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$359,481	$(359,481)	$—	$—
Goldman Sachs International	1,559,931	(1,559,931)	—	—
Morgan Stanley & Co. International PLC	473,886	(473,886)	—	—
Societe Generale	1,194,901	(1,194,901)	—	—
UBS AG	435,424	(318,137)	—	117,287
ProShares Ultra Euro
Goldman Sachs International	224,049	—	—	224,049
UBS AG	219,471	—	—	219,471
ProShares Ultra Gold
Citibank, N.A.	(2,029,284)	—	2,029,284	—
Goldman Sachs International	(963,847)	—	963,847	—
UBS AG	(1,732,889)	—	1,732,889	—
ProShares Ultra Silver
Citibank, N.A.	(2,876,199)	—	2,876,199	—
Goldman Sachs International	(254,172)	254,172	—	—
Morgan Stanley & Co. International PLC	(1,724,461)	1,724,460	1	—
UBS AG	(1,616,542)	1,616,542	—	—
ProShares Ultra Yen
Goldman Sachs International	374,599	—	—	374,599
UBS AG	361,773	—	—	361,773
ProShares UltraShort Euro
Goldman Sachs International	(912,686)	—	912,686	—
UBS AG	(813,613)	—	813,613	—
ProShares UltraShort Gold
Citibank, N.A.	1,184,233	(1,184,233)	—	—
Goldman Sachs International	88,017	—	—	88,017
UBS AG	135,747	—	—	135,747
ProShares UltraShort Silver
Citibank, N.A.	150,872	—	—	150,872
Goldman Sachs International	107,740	—	—	107,740
Morgan Stanley & Co. International PLC	14,799	—	—	14,799
UBS AG	14,241	—	—	14,241
ProShares UltraShort Yen
Goldman Sachs International	(136,883)	—	136,883	—
UBS AG	(150,118)	—	150,118	—

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
Transaction fees three and six months ended June 30, 2025 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Six Months Ended
Fund	June 30, 2025	June 30, 2025
ProShares Short VIX Short-Term Futures ETF	$366,662	$435,664
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	944,505	1,903,526
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	4,743	15,783
ProShares VIX Short-Term Futures ETF	110,702	272,806

Combined Trust:	$1,426,612	$2,627,779

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2025
For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at March 31, 2025	$45.79	$27.13	$85.29	$11.36	$32.04	$45.74
Net investment income (loss)	0.23	0.12	0.30	0.08	0.27	0.31
Net realized and unrealized gain (loss)#	(3.40)	(4.76)	(39.24)	1.96	2.09	1.02
Change in net asset value from operations	(3.17)	(4.64)	(38.94)	2.04	2.36	1.33
Net asset value, at June 30, 2025	$42.62	$22.49	$46.35	$13.40	$34.40	$47.07
Market value per share, at March 31, 2025 †	$45.76	$27.06	$85.76	$11.38	$32.18	$46.16
Market value per share, at June 30, 2025 †	$42.60	$22.41	$46.08	$13.37	$34.66	$47.49
Total Return, at net asset value^	(6.9)%	(17.1)%	(45.7)%	17.9%	7.4%	2.9%
Total Return, at market value^	(6.9)%	(17.2)%	(46.3)%	17.5%	7.7%	2.9%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	1.01%	1.48%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.40%	2.22%	2.12%	2.65%	3.09%	2.91%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at March 31, 2025	$23.44	$21.90	$16.74	$19.70	$32.30	$25.44
Net investment income (loss)	0.07	0.15	0.13	0.14	0.20	0.14
Net realized and unrealized gain (loss)#	(4.82)	1.27	1.15	5.60	(5.05)	(3.14)
Change in net asset value from operations	(4.75)	1.42	1.28	5.74	(4.85)	(3.00)
Net asset value, at June 30, 2025	$18.69	$23.32	$18.02	$25.44	$27.45	$22.44
Market value per share, at March 31, 2025 †	$23.43	$21.89	$16.76	$19.57	$32.27	$25.34
Market value per share, at June 30, 2025 †	$18.75	$23.23	$18.06	$25.61	$27.48	$22.26
Total Return, at net asset value^	(20.3)%	6.5%	7.7%	29.2%	(15.0)%	(11.8)%
Total Return, at market value^	(20.0)%	6.1%	7.8%	30.9%	(14.8)%	(12.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.73%	0.95%	1.15%	1.49%	0.95%	1.00%
Net investment income gain (loss)	1.21%	2.64%	2.65%	2.34%	2.70%	2.41%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2025	$29.60	$44.29	$15.84	$50.29
Net investment income (loss)	0.14	0.29	0.12	0.32
Net realized and unrealized gain (loss)#	(3.71)	(3.23)	0.77	(3.82)
Change in net asset value from operations	(3.57)	(2.94)	0.89	(3.50)
Net asset value, at June 30, 2025	$26.03	$41.35	$16.73	$46.79
Market value per share, at March 31, 2025 †	$29.33	$44.30	$15.85	$50.26
Market value per share, at June 30, 2025 †	$25.81	$41.38	$16.76	$46.88
Total Return, at net asset value^	(12.1)%	(6.6)%	5.6%	(7.0)%
Total Return, at market value^	(12.0)%	(6.6)%	5.7%	(6.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	0.95%	0.99%	1.26%
Net investment income gain (loss)	1.93%	2.78%	2.74%	2.27%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended June 30, 202

For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold*	Ultra Silver
Net asset value, at March 31, 2024	$56.38	$33.19	$65.67	$11.34	$18.00	$28.53
Net investment income (loss)	0.50	0.29	0.62	0.11	0.19	0.35
Net realized and unrealized gain (loss)#	4.47	0.03	11.68	(0.26)	1.14	8.56
Change in net asset value from operations	4.97	0.32	12.30	(0.15)	1.33	8.91
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$19.33	$37.44
Market value per share, at March 31, 2024 †	$56.37	$33.00	$64.30	$11.32	$18.07	$28.74
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$19.26	$37.09
Total Return, at net asset value^	8.8%	1.0%	18.7%	(1.3)%	7.4%	31.2%
Total Return, at market value^	8.9%	1.5%	21.9%	(1.3)%	6.6%	29.1%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	0.98%	1.54%	0.95%	0.96%	0.99%
Net investment income gain (loss)	3.49%	3.62%	3.04%	3.87%	3.94%	3.77%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold*
Net asset value, at March 31, 2024	$31.46	$23.33	$15.92	$76.47	$30.97	$46.90
Net investment income (loss)	0.15	0.20	0.16	0.38	0.28	0.35
Net realized and unrealized gain (loss)#	(8.03)	(3.30)	(0.51)	(27.48)	0.61	(4.06)
Change in net asset value from operations	(7.88)	(3.10)	(0.35)	(27.10)	0.89	(3.71)
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$43.19
Market value per share, at March 31, 2024 †	$31.60	$23.35	$16.02	$78.35	$30.96	$46.76
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$43.34
Total Return, at net asset value^	(25.0)%	(13.3)%	(2.2)%	(35.4)%	2.9%	(7.9)%
Total Return, at market value^	(25.5)%	(13.1)%	(2.8)%	(37.2)%	2.8%	(7.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.84%	0.95%	1.04%	1.92%	0.95%	0.98%
Net investment income gain (loss)	2.17%	3.67%	3.89%	2.92%	3.54%	3.29%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

S
elected Data for a Share Outstanding Throughout the six months Ended June 30, 2025
For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$23.36	$33.56
Net investment income (loss)	0.51	0.28	0.73	0.16	0.48	0.59
Net realized and unrealized gain (loss)#	(7.92)	(5.28)	(9.22)	2.78	10.56	12.92
Change in net asset value from operations	(7.41)	(5.00)	(8.49)	2.94	11.04	13.51
Net asset value, at June 30, 2025	$42.62	$22.49	$46.35	$13.40	$34.40	$47.07
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$23.37	$33.67
Market value per share, at June 30, 2025 †	$42.60	$22.41	$46.08	$13.37	$34.66	$47.49
Total Return, at net asset value^	(14.8)%	(18.2)%	(15.5)%	28.1%	47.2%	40.2%
Total Return, at market value^	(14.9)%	(18.5)%	(17.5)%	27.9%	48.3%	41.1%
Ratios to Average Net Assets**
Expense ratio^^	1.19%	1.00%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.43%	2.34%	2.31%	2.67%	3.11%	2.85%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2024	$20.77	$20.23	$16.93	$43.61	$34.91	$35.11
Net investment income (loss)	0.13	0.30	0.24	0.29	0.43	0.29
Net realized and unrealized gain (loss)#	(2.21)	2.79	0.85	(18.46)	(7.89)	(12.96)
Change in net asset value from operations	(2.08)	3.09	1.09	(18.17)	(7.46)	(12.67)
Net asset value, at June 30, 2025	$18.69	$23.32	$18.02	$25.44	$27.45	$22.44
Market value per share, at December 31, 2024 †	$20.72	$20.35	$16.92	$42.74	$34.92	$35.16
Market value per share, at June 30, 2025 †	$18.75	$23.23	$18.06	$25.61	$27.48	$22.26
Total Return, at net asset value^	(10.0)%	15.3%	6.5%	(41.7)%	(21.4)%	(36.1)%
Total Return, at market value^	(9.5)%	14.2%	6.7%	(40.1)%	(21.3)%	(36.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.89%	0.95%	1.10%	1.46%	0.95%	0.99%
Net investment income gain (loss)	1.21%	2.67%	2.71%	2.40%	2.71%	2.43%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$42.40	$47.66	$14.51	$45.05
Net investment income (loss)	0.29	0.59	0.21	0.55
Net realized and unrealized gain (loss)#	(16.66)	(6.90)	2.01	1.19
Change in net asset value from operations	(16.37)	(6.31)	2.22	1.74
Net asset value, at June 30, 2025	$26.03	$41.35	$16.73	$46.79
Market value per share, at December 31, 2024 †	$42.00	$46.68	$14.46	$45.02
Market value per share, at June 30, 2025 †	$25.81	$41.38	$16.76	$46.88
Total Return, at net asset value^	(38.6)%	(13.2)%	15.3%	3.9%
Total Return, at market value^	(38.6)%	(11.4)%	15.9%	4.1%
Ratios to Average Net Assets**
Expense ratio^^	1.02%	0.95%	1.03%	1.34%
Net investment income gain (loss)	1.84%	2.76%	2.70%	2.24%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the six months Ended June 30, 2024
For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold*	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$15.96	$27.29
Net investment income (loss)	0.91	0.44	1.28	0.21	0.33	0.54
Net realized and unrealized gain (loss)#	8.75	6.79	(66.04)	(0.88)	3.04	9.61
Change in net asset value from operations	9.66	7.23	(64.76)	(0.67)	3.37	10.15
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$19.33	$37.44
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$15.97	$27.17
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$19.26	$37.09
Total Return, at net asset value^	18.7%	27.5%	(45.4)%	(5.6)%	21.1%	37.2%
Total Return, at market value^	18.7%	28.4%	(44.9)%	(5.7)%	20.6%	36.5%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	0.99%	1.51%	0.95%	0.97%	0.99%
Net investment income gain (loss)	3.28%	2.89%	2.89%	3.80%	3.70%	3.44%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *	UltraShort Euro	UltraShort Gold*
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$52.78
Net investment income (loss)	0.35	0.41	0.32	0.78	0.55	0.76
Net realized and unrealized gain (loss)#	(18.94)	(7.64)	(5.50)	0.54	2.15	(10.35)
Change in net asset value from operations	(18.59)	(7.23)	(5.18)	1.32	2.70	(9.59)
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$43.19
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$52.74
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$43.34
Total Return, at net asset value^	(44.1)%	(26.3)%	(25.0)%	2.8%	9.2%	(18.2)%
Total Return, at market value^	(44.2)%	(26.2)%	(25.5)%	2.0%	9.2%	(17.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.80%	0.95%	1.05%	1.93%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.64%	3.77%	2.92%	3.58%	3.26%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
Natural Disasters and Public Health Disruptions, May Have a Significant Negative Impact on the Performance of Each Fund.
Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), have been and may continue to be highly disruptive to economies and markets. These conditions have led, and could lead, to increased or extreme market volatility, illiquidity and significant market losses. Such natural disaster and health crises could exacerbate political, social, and economic risks, and result in significant breakdowns, delays, shutdowns, social isolation, civil unrest, periods of high unemployment, shortages in and disruptions to the medical care and consumer goods and services industries, and other disruptions to important global, local and regional supply chains affected, with potential corresponding results on the operating performance of the Funds and their investments. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Funds, the Funds’ Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Funds’ investments. These factors can cause extreme market volatility, illiquidity, exchange trading suspensions and market closures. For example, market factors may adversely affect the price and liquidity of the Funds’ investments and potentially increase margins and collateral requirements in ways that have a significant negative impact on Fund performance or make it difficult, or impossible, for a Fund to achieve its investment objective. Under these circumstances, a Fund could have difficulty finding counterparties to transactions, entering or exiting positions at favorable prices and could incur significant losses. Further, Fund counterparties may close out positions with the Funds without notice, at unfavorable times or unfavorable prices, or may choose to transaction on a more limited basis (or not at all). In such cases, it may be difficult or impossible for a Fund to achieve the desired investment exposure with its investment objective. These conditions also can impact the ability of the Funds to complete creation and redemption transactions and disrupt Fund trading in the secondary market.
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
Risks of Government Regulation
The Financial Industry Regulatory Authority (“FINRA”) issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities designated as “complex products”—which could include the leveraged and inverse leveraged funds offered by ProShares. The ultimate impact, if any, of these measures remains unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy Shares in the Funds.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2025, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

On May 28, 2025, the Trust issued a press release announcing a forward share split on ProShares Ultra Gold and a reverse share split on ProShares UltraShort Gold. The Splits did not change the value of a shareholder’s investment. ProShares Ultra Gold executed a 4:1 Forward Split of its shares. The Forward Split was effective at the market open on June 13, 2025, when the Fund began trading at its post-Forward Split price. The Forward Split decreased the price per share of the Fund with a proportionate increase in the number of its shares outstanding. ProShares UltraShort Gold executed a 1:2 Reverse Split of its shares. The Reverse Split was effective at the market open on June 13, 2025, when the Fund began trading at its post-Reverse Split price. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y714 for GLL). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2025 and 2024, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2025	Interest Income Three Months Ended June 30, 2024	Interest Income Six Months Ended June 30, 2025	Interest Income Six Months Ended June 30, 2024
ProShares Short VIX Short-Term Futures ETF	$3,664,726	$3,457,223	$5,820,643	$6,766,508
ProShares Ultra Bloomberg Crude Oil	3,240,612	6,506,199	6,745,716	11,516,649
ProShares Ultra Bloomberg Natural Gas	2,079,577	6,418,687	4,980,630	12,870,827
ProShares Ultra Euro	68,572	70,817	114,044	149,303
ProShares Ultra Gold	5,119,975	2,819,359	8,858,522	4,833,274
ProShares Ultra Silver	6,095,350	6,245,723	12,115,255	9,880,580
ProShares Ultra VIX Short-Term Futures ETF	2,804,863	2,335,823	5,692,389	5,094,065
ProShares Ultra Yen	580,313	483,557	1,108,434	853,811
ProShares UltraShort Bloomberg Crude Oil	1,176,354	2,290,280	3,111,177	4,533,047
ProShares UltraShort Bloomberg Natural Gas	3,919,799	1,577,496	8,363,249	2,924,574
ProShares UltraShort Euro	303,400	429,872	651,455	888,189
ProShares UltraShort Gold	712,768	176,727	925,475	319,930
ProShares UltraShort Silver	227,082	597,421	404,937	978,854
ProShares UltraShort Yen	208,788	456,243	417,761	771,660
ProShares VIX Mid-Term Futures ETF	216,994	1,106,849	498,093	1,622,013
ProShares VIX Short-Term Futures ETF	1,189,233	1,619,921	2,751,531	3,378,183

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 4, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2025.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$232,107,856	$313,978,799
NAV end of period	$279,925,400	$298,712,515
Percentage change in NAV	20.6%	(4.9)%
Shares outstanding beginning of period	5,068,614	5,568,614
Shares outstanding end of period	6,568,614	4,868,614
Percentage change in shares outstanding	29.6%	(12.6)%
Shares created	16,400,000	350,000
Shares redeemed	14,900,000	1,050,000
Per share NAV beginning of period	$45.79	$56.38
Per share NAV end of period	$42.62	$61.35
Percentage change in per share NAV	(6.9)%	8.8%
Percentage change in benchmark	(6.5)%	(15.8)%
Benchmark annualized volatility	114.0%	41.2%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,068,614 outstanding Shares at March 31, 2025 to 6,568,614 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,568,614 outstanding Shares at March 31, 2024 to 4,868,614 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.9% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 8.8% for the three months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 6.5% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 15.8% for the three months ended June 30, 2024, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$2,458,621	$2,584,261
Management fee	973,113	702,645
Brokerage commission	205,533	170,317
Futures account fees	27,459	—
Net realized gain (loss)	2,460	26,761,918
Change in net unrealized appreciation (depreciation)	13,637,223	(4,167,221)
Net Income (loss)	$16,098,304	$25,178,958

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lesser decrease in the value of futures prices during the three months ended June 30, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$432,463,827	$597,176,895
NAV end of period	$420,493,513	$527,486,095
Percentage change in NAV	(2.8)%	(11.7)%
Shares outstanding beginning of period	15,943,096	17,993,096
Shares outstanding end of period	18,693,096	15,743,096
Percentage change in shares outstanding	17.2%	(12.5)%
Shares created	9,200,000	5,050,000
Shares redeemed	6,450,000	7,300,000
Per share NAV beginning of period	$27.13	$33.19
Per share NAV end of period	$22.49	$33.51
Percentage change in per share NAV	(17.1)%	1.0%
Percentage change in benchmark	(7.7)%	0.5%
Benchmark annualized volatility	35.6%	17.4%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 15,943,096 outstanding Shares at March 31, 2025 to 18,693,096 outstanding Shares at June 30, 2025. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 17,993,096 outstanding Shares at March 31, 2024 to 15,743,096 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.1% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 1.0% for the three months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 7.7% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 0.5% for the three months ended June 30, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$2,227,570	$5,118,436
Management fee	951,694	1,344,787
Brokerage commission	61,348	42,976
Net realized gain (loss)	(28,591,884)	6,957,617
Change in net unrealized appreciation (depreciation)	(41,335,786)	(738,826)
Net Income (loss)	$(67,700,100)	$11,337,227

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$232,237,503	$580,741,377
NAV end of period	$334,757,794	$540,643,821
Percentage change in NAV	44.1%	(6.9)%
Shares outstanding beginning of period	2,723,047	8,843,709
Shares outstanding end of period	7,223,047	6,933,709
Percentage change in shares outstanding	165.3%	(21.6)%
Shares created	13,150,000	4,870,000
Shares redeemed	8,650,000	6,780,000
Per share NAV beginning of period	$85.29	$65.67
Per share NAV end of period	$46.35	$77.97
Percentage change in per share NAV	(45.7)%	18.7%
Percentage change in benchmark	(22.2)%	13.9%
Benchmark annualized volatility	60.7%	53.0%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,723,047 outstanding Shares at March 31, 2025 to 7,223,047 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,843,709 outstanding Shares at March 31, 2024 to 6,933,709 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 45.7% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 18.7% for the three months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 22.2% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 13.9% for the three months ended June 30, 2024, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$1,224,122	$4,256,254
Management fee	548,526	1,323,880
Brokerage commission	288,858	785,377
Futures account fees	18,071	53,176
Net realized gain (loss)	(12,342,333)	211,772,181
Change in net unrealized appreciation (depreciation)	(84,894,992)	(60,263,391)
Net Income (loss)	$(96,013,203)	$155,765,044

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$5,111,473	$6,804,048
NAV end of period	$8,708,069	$5,595,533
Percentage change in NAV	70.4%	(17.8)%
Shares outstanding beginning of period	450,000	600,000
Shares outstanding end of period	650,000	500,000
Percentage change in shares outstanding	44.4%	(16.7)%
Shares created	200,000	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$11.36	$11.34
Per share NAV end of period	$13.40	$11.19
Percentage change in per share NAV	17.9%	(1.3)%
Percentage change in benchmark	8.9%	(0.7)%
Benchmark annualized volatility	10.2%	5.5%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 450,000 outstanding Shares at March 31, 2025 to 650,000 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at March 31, 2024 to 500,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.9% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 1.3% for the three months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 8.9% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 0.7% for the three months ended June 30, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$50,493	$56,873
Management fee	18,079	13,944
Net realized gain (loss)	616,633	(219,350)
Change in net unrealized appreciation (depreciation)	415,771	62,167
Net Income (loss)	$1,082,897	$(100,310)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2025.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$480,619,425	$215,970,841
NAV end of period	$485,005,243	$216,456,025
Percentage change in NAV	0.9%	0.2%
Shares outstanding beginning of period	15,000,000	12,000,000
Shares outstanding end of period	14,100,000	11,200,000
Percentage change in shares outstanding	(6.0)%	(6.7)%
Shares created	7,250,000	1,400,000
Shares redeemed	8,150,000	2,200,000
Per share NAV beginning of period	$32.04	$18.00
Per share NAV end of period	$34.40	$19.33
Percentage change in per share NAV	7.4%	7.4%
Percentage change in benchmark	5.2%	4.9%
Benchmark annualized volatility	26.3%	16.8%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Funds’s NAV was offset by a decrease from 15,000,000 outstanding Shares at March 31, 2025 to 14,100,000 outstanding Shares at June 30, 2025. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 12,000,000 outstanding Shares at March 31, 2024 to 11,200,000 outstanding Shares at June 30, 2024.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.4% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 7.4% for the three months ended June 30, 2024, was primarily due to no change in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 5.2% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 4.9% for the three months ended June 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$3,895,862	$2,264,848
Management fee	1,197,578	546,388
Brokerage commission	26,535	8,123
Net realized gain (loss)	86,158,116	31,567,821
Change in net unrealized appreciation (depreciation)	(61,454,302)	(17,226,689)
Net Income (loss)	$28,599,676	$16,605,980

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a greater increase in the value of futures prices during the three months ended June 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$717,992,459	$403,584,744
NAV end of period	$708,196,011	$570,829,521
Percentage change in NAV	(1.4)%	41.4%
Shares outstanding beginning of period	15,696,526	14,146,526
Shares outstanding end of period	15,046,526	15,246,526
Percentage change in shares outstanding	(4.1)%	7.8%
Shares created	5,000,000	5,150,000
Shares redeemed	5,650,000	4,050,000
Per share NAV beginning of period	$45.74	$28.53
Per share NAV end of period	$47.07	$37.44
Percentage change in per share NAV	2.9%	31.2%
Percentage change in benchmark	3.7%	17.8%
Benchmark annualized volatility	33.6%	38.5%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 15,696,526 outstanding Shares at March 31, 2025 to 15,046,526 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,146,526 outstanding Shares at March 31, 2024 to 15,246,526 outstanding Shares at June 30, 2024.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 31.2% for the three months ended June 30, 2024, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 3.7% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 17.8% for the three months ended June 30, 2024, can be attributed to a lesser increase in the value of silver futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$4,551,855	$4,944,726
Management fee	1,485,223	1,244,817
Brokerage commission	58,272	56,180
Net realized gain (loss)	99,198,831	220,680,441
Change in net unrealized appreciation (depreciation)	(73,497,185)	(87,279,257)
Net Income (loss)	$30,253,501	$138,345,910

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lesser increase in the value of futures prices during the three months ended June 30, 2025.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$323,381,943	$278,240,649
NAV end of period	$579,408,908	$232,135,198
Percentage change in NAV	79.2%	(16.6)%
Shares outstanding beginning of period	13,793,643	8,844,891
Shares outstanding end of period	30,993,643	9,843,643
Percentage change in shares outstanding	124.7%	11.3%
Shares created	39,350,000	7,030,000
Shares redeemed	22,150,000	6,031,248
Per share NAV beginning of period	$23.44	$31.46
Per share NAV end of period	$18.69	$23.58
Percentage change in per share NAV	(20.3)%	(25.0)%
Percentage change in benchmark	(6.5)%	(15.8)%
Benchmark annualized volatility	114.0%	41.2%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 13,793,643 outstanding Shares at March 31, 2025 to 30,993,643 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,844,891 outstanding Shares at March 31, 2024 to 9,843,643 outstanding Shares at June 30, 2024.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.3% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 25.0% for the three months ended June 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 6.5% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 15.8% for the three months ended June 30, 2024, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$1,151,011	$1,263,439
Management fee	906,425	553,814
Brokerage commission	621,171	454,606
Futures account fees	126,256	63,964
Net realized gain (loss)	56,043,330	(57,412,686)
Change in net unrealized appreciation (depreciation)	(88,992,737)	11,698,440
Net Income (loss)	$(31,798,396)	$(44,450,807)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lesser decrease in the value of futures prices, during the three months ended June 30, 2025.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$61,327,343	$41,994,545
NAV end of period	$66,461,439	$44,510,138
Percentage change in NAV	8.4%	6.0%
Shares outstanding beginning of period	2,799,970	1,799,970
Shares outstanding end of period	2,849,970	2,199,970
Percentage change in shares outstanding	1.8%	22.2%
Shares created	350,000	500,000
Shares redeemed	300,000	100,000
Per share NAV beginning of period	$21.90	$23.33
Per share NAV end of period	$23.32	$20.23
Percentage change in per share NAV	6.5%	(13.3)%
Percentage change in benchmark	4.2%	(5.9)%
Benchmark annualized volatility	13.7%	9.0%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 2,799,970 outstanding Shares at March 31, 2025 to 2,849,970 outstanding Shares at June 30, 2025. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,799,970 outstanding Shares at March 31, 2024 to 2,199,970 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.5% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 13.3% for the three months ended June 30, 2024, was primarily due to appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 4.2% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 5.9% for the three months ended June 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$426,548	$384,185
Management fee	153,765	99,372
Net realized gain (loss)	1,428,203	(5,365,623)
Change in net unrealized appreciation (depreciation)	2,283,730	(842,412)
Net Income (loss)	$4,138,481	$(5,823,850)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$179,185,227	$197,512,295
NAV end of period	$135,277,470	$177,620,038
Percentage change in NAV	(24.5)%	(10.1)%
Shares outstanding beginning of period	10,705,220	12,405,220
Shares outstanding end of period	7,505,220	11,405,220
Percentage change in shares outstanding	(29.9)%	(8.1)%
Shares created	9,900,000	4,200,000
Shares redeemed	13,100,000	5,200,000
Per share NAV beginning of period	$16.74	$15.92
Per share NAV end of period	$18.02	$15.57
Percentage change in per share NAV	7.7%	(2.2)%
Percentage change in benchmark	(7.7)%	0.5%
Benchmark annualized volatility	35.6%	17.4%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,705,220 outstanding Shares at March 31, 2025 to 7,505,220 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 12,405,220 outstanding Shares at March 31, 2024 to 11,405,220 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.7% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 2.2% for the three months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 7.7% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 0.5% for the three months ended June 30, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$819,688	$1,805,686
Management fee	294,244	440,755
Brokerage commission	62,422	43,839
Net realized gain (loss)	32,209,630	(143,424)
Change in net unrealized appreciation (depreciation)	14,026,830	(1,552,095)
Net Income (loss)	$47,056,148	$110,167

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in the value of WTI Crude Oil during the three months ended June 30, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$573,853,468	$94,345,355
NAV end of period	$283,266,637	$147,292,427
Percentage change in NAV	(50.6)%	56.1%
Shares outstanding beginning of period	29,133,712	1,233,712
Shares outstanding end of period	11,133,712	2,983,712
Percentage change in shares outstanding	(61.8)%	141.8%
Shares created	18,750,000	7,400,000
Shares redeemed	36,750,000	5,650,000
Per share NAV beginning of period	$19.70	$76.47
Per share NAV end of period	$25.44	$49.37
Percentage change in per share NAV	29.2%	(35.4)%
Percentage change in benchmark	(22.2)%	13.9%
Benchmark annualized volatility	60.7%	53.0%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 29,133,712 outstanding Shares at March 31, 2025 to 11,133,712 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,233,712 outstanding Shares at March 31, 2024 to 2,983,712 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 29.2% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 35.4% for the three months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 22.2% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 13.9% for the three months ended June 30, 2024, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$2,395,490	$951,460
Management fee	972,550	310,060
Brokerage commission	525,062	304,998
Futures account fees	26,697	10,978
Net realized gain (loss)	124,592,646	(44,563,292)
Change in net unrealized appreciation (depreciation)	80,955,495	20,550,559
Net Income (loss)	$207,943,631	$(23,061,273)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$33,912,850	$38,712,882
NAV end of period	$31,567,012	$38,226,983
Percentage change in NAV	(6.9)%	(1.3)%
Shares outstanding beginning of period	1,050,000	1,250,000
Shares outstanding end of period	1,150,000	1,200,000
Percentage change in shares outstanding	9.5%	(4.0)%
Shares created	300,000	50,000
Shares redeemed	200,000	100,000
Per share NAV beginning of period	$32.30	$30.97
Per share NAV end of period	$27.45	$31.86
Percentage change in per share NAV	(15.0)%	2.9%
Percentage change in benchmark	8.9%	(0.7)%
Benchmark annualized volatility	10.2%	5.5%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 1,050,000 outstanding Shares at March 31, 2025 to 1,150,000 outstanding Shares at June 30, 2025. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,250,000 outstanding Shares at March 31, 2024 to 1,200,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 8.9% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 0.7% for the three months ended June 30, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$224,338	$338,894
Management fee	79,062	90,978
Net realized gain (loss)	(3,936,874)	900,760
Change in net unrealized appreciation (depreciation)	(1,538,631)	(199,005)
Net Income (loss)	$(5,251,167)	$1,040,649

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the value of the euro versus the U.S. dollar during the three months ended June 30, 2025.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$45,122,935	$15,170,884
NAV end of period	$76,838,176	$16,131,791
Percentage change in NAV	70.3%	6.3%
Shares outstanding beginning of period	1,773,489	323,489
Shares outstanding end of period	3,423,421	373,489
Percentage change in shares outstanding	93.0%	15.5%
Shares created	12,200,000	225,000
Shares redeemed	10,550,068	175,000
Per share NAV beginning of period	$25.44	$46.90
Per share NAV end of period	$22.44	$43.19
Percentage change in per share NAV	(11.8)%	(7.9)%
Percentage change in benchmark	5.2%	4.9%
Benchmark annualized volatility	26.3%	16.8%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,773,489 outstanding Shares at March 31, 2025 to 3,423,421 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (2x) the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 323,489 outstanding Shares at March 31, 2024 to 373,489 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.8% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 7.9% for the three months ended June 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 5.2% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 4.9% for the three months ended June 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$504,356	$136,135
Management fee	198,669	39,309
Brokerage commission	9,743	1,283
Net realized gain (loss)	5,846,099	(2,516,474)
Change in net unrealized appreciation (depreciation)	5,933,528	1,264,436
Net Income (loss)	$12,283,983	$(1,115,903)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in average net assets, in conjunction with a greater increase in the value of the futures prices during the three months ended June 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$32,867,619	$24,245,029
NAV end of period	$35,410,975	$76,198,743
Percentage change in NAV	7.7%	214.3%
Shares outstanding beginning of period	1,110,264	360,332
Shares outstanding end of period	1,360,264	1,697,832
Percentage change in shares outstanding	22.5%	371.2%
Shares created	1,500,000	1,900,000
Shares redeemed	1,250,000	562,500
Per share NAV beginning of period	$29.60	$67.29
Per share NAV end of period	$26.03	$44.88
Percentage change in per share NAV	(12.1)%	(33.3)%
Percentage change in benchmark	3.7%	17.8%
Benchmark annualized volatility	33.6%	38.5%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,110,264 outstanding Shares at March 31, 2025 to 1,360,264 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 360,332 outstanding Shares at March 31, 2024 to 1,697,832 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.1% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 33.3% for the three months ended June 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 3.7% for the three months ended June 30, 2025, as compared to the benchmark’s rise of 17.8% for the three months ended June 30, 2024, can be attributed to a lesser increase in the value of the silver futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$148,415	$444,517
Management fee	72,877	139,041
Brokerage commission	5,790	13,863
Net realized gain (loss)	(3,327,232)	(16,070,138)
Change in net unrealized appreciation (depreciation)	2,491,447	4,902,824
Net Income (loss)	$(687,370)	$(10,722,797)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lesser increase in the value of futures prices during the three months ended June 30, 2025.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$26,449,371	$32,662,223
NAV end of period	$20,559,703	$47,495,032
Percentage change in NAV	(22.3)%	45.4%
Shares outstanding beginning of period	597,160	797,160
Shares outstanding end of period	497,160	997,160
Percentage change in shares outstanding	(16.7)%	25.1%
Shares created	100,000	400,000
Shares redeemed	200,000	200,000
Per share NAV beginning of period	$44.29	$40.97
Per share NAV end of period	$41.35	$47.63
Percentage change in per share NAV	(6.6)%	16.3%
Percentage change in benchmark	4.2%	(5.9)%
Benchmark annualized volatility	13.7%	9.0%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 597,160 outstanding Shares at March 31, 2025 to 497,160 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 797,160 outstanding Shares at March 31, 2024 to 997,160 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 16.3% for the three months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 4.2% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 5.9% for the three months ended June 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$155,622	$359,294
Management fee	53,166	96,949
Net realized gain (loss)	(1,138,233)	4,417,569
Change in net unrealized appreciation (depreciation)	(710,709)	1,529,867
Net Income (loss)	$(1,693,320)	$6,306,730

The Fund’s net income decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$34,246,807	$84,603,064
NAV end of period	$21,537,610	$33,401,452
Percentage change in NAV	(37.1)%	(60.5)%
Shares outstanding beginning of period	2,162,403	5,337,403
Shares outstanding end of period	1,287,403	2,337,403
Percentage change in shares outstanding	(40.5)%	(56.2)%
Shares created	25,000	5,250,000
Shares redeemed	900,000	8,250,000
Per share NAV beginning of period	$15.84	$15.85
Per share NAV end of period	$16.73	$14.29
Percentage change in per share NAV	5.6%	(9.9)%
Percentage change in benchmark	6.1%	(9.5)%
Benchmark annualized volatility	50.3%	19.6%

During the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,162,403 outstanding Shares at March 31, 2025 to 1,287,403 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,337,403 outstanding Shares at March 31, 2024 to 2,337,403 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.6% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 9.9% for the three months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s rise of 6.1% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 9.5% for the three months ended June 30, 2024, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$159,534	$838,943
Management fee	49,547	191,320
Brokerage commission	5,909	66,049
Futures account fees	2,004	10,537
Net realized gain (loss)	4,727,074	(8,949,418)
Change in net unrealized appreciation (depreciation)	(1,835,417)	1,095,379
Net Income (loss)	$3,051,191	$(7,015,096)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the value of the futures prices during the three months ended June 30, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
NAV beginning of period	$162,998,741	$162,936,051
NAV end of period	$164,541,842	$148,420,028
Percentage change in NAV	0.9%	(8.9)%
Shares outstanding beginning of period	3,241,252	3,150,237
Shares outstanding end of period	3,516,252	3,425,237
Percentage change in shares outstanding	8.5%	8.7%
Shares created	2,500,000	925,000
Shares redeemed	2,225,000	650,000
Per share NAV beginning of period	$50.29	$51.72
Per share NAV end of period	$46.79	$43.33
Percentage change in per share NAV	(7.0)%	(16.2)%
Percentage change in benchmark	(6.5)%	(15.8)%
Benchmark annualized volatility	114.0%	41.2%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,241,252 outstanding Shares at March 31, 2025 to 3,516,252 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,150,237 outstanding Shares at March 31, 2024 to 3,425,237 outstanding Shares at June 30, 2024.

For the three months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.0% for the three months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 16.2% for the three months ended June 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2025.

The benchmark’s decline of 6.5% for the three months ended June 30, 2025, as compared to the benchmark’s decline of 15.8% for the three months ended June 30, 2024, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net investment income (loss)	$763,347	$1,239,189
Management fee	286,187	310,061
Brokerage commission	117,436	39,404
Futures account fees	22,263	31,267
Net realized gain (loss)	44,564,970	(27,512,354)
Change in net unrealized appreciation (depreciation)	(21,523,329)	4,022,209
Net Income (loss)	$23,804,988	$(22,250,956)

The Fund’s net income increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lesser decrease in the value of the futures prices, during the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$266,090,233	$267,184,359
NAV end of period	$279,925,400	$298,712,515
Percentage change in NAV	5.2%	11.8%
Shares outstanding beginning of period	5,318,614	5,168,614
Shares outstanding end of period	6,568,614	4,868,614
Percentage change in shares outstanding	23.5%	(5.8)%
Shares created	18,650,000	2,750,000
Shares redeemed	17,400,000	3,050,000
Per share NAV beginning of period	$50.03	$51.69
Per share NAV end of period	$42.62	$61.35
Percentage change in per share NAV	(14.8)%	18.7%
Percentage change in benchmark	5.1%	(29.4)%
Benchmark annualized volatility	94.3%	40.3%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,318,614 outstanding Shares at December 31, 2024 to 6,568,614 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 5,168,614 outstanding Shares at December 31, 2023 to 4,868,614 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.8% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 18.7% for the six months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 5.1% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 29.4% for the six months ended June 30, 2024, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$3,906,240	$4,981,551
Management fee	1,528,502	1,443,041
Brokerage commission	332,745	341,916
Futures account fees	53,156	—
Net realized gain (loss)	(17,634,393)	55,276,535
Change in net unrealized appreciation (depreciation)	13,394,285	(8,822,042)
Net Income (loss)	$(333,868)	$51,436,044

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due an increase in the value of futures prices during the six months ended June 30, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$523,420,064	$652,793,437
NAV end of period	$420,493,513	$527,486,095
Percentage change in NAV	(19.7)%	(19.2)%
Shares outstanding beginning of period	19,043,096	24,843,096
Shares outstanding end of period	18,693,096	15,743,096
Percentage change in shares outstanding	(1.8)%	(36.6)%
Shares created	14,900,000	9,100,000
Shares redeemed	15,250,000	18,200,000
Per share NAV beginning of period	$27.49	$26.28
Per share NAV end of period	$22.49	$33.51
Percentage change in per share NAV	(18.2)%	27.5%
Percentage change in benchmark	(8.1)%	13.3%
Benchmark annualized volatility	28.8%	19.5%

During the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 19,043,096 outstanding Shares at December 31, 2024 to 18,693,096 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 15,743,096 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.2% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 27.5% for the six months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s decline of 8.1% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 13.3% for the six months ended June 30, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$4,721,193	$8,590,065
Management fee	1,916,607	2,821,804
Brokerage commission	107,916	104,780
Net realized gain (loss)	(13,075,023)	100,088,722
Change in net unrealized appreciation (depreciation)	(41,800,136)	54,345,016
Net Income (loss)	$(50,153,966)	$163,023,803

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due a decrease in the value of WTI Crude Oil during the six months ended June 30, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$396,081,499	$729,892,808
NAV end of period	$334,757,794	$540,643,821
Percentage change in NAV	(15.5)%	(25.9)%
Shares outstanding beginning of period	7,223,047	5,113,709
Shares outstanding end of period	7,223,047	6,933,709
Percentage change in shares outstanding	—%	35.6%
Shares created	18,450,000	12,890,000
Shares redeemed	18,450,000	11,070,000
Per share NAV beginning of period	$54.84	$142.73
Per share NAV end of period	$46.35	$77.97
Percentage change in per share NAV	(15.5)%	(45.4)%
Percentage change in benchmark	2.2%	(18.8)%
Benchmark annualized volatility	61.3%	55.3%

During the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to June 30, 2025. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 6,933,709 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.5% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 45.4% for the six months ended June 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 2.2% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 18.8% for the six months ended June 30, 2024, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$3,041,429	$8,466,890
Management fee	1,251,579	2,773,307
Brokerage commission	571,013	1,488,469
Futures account fees	116,609	142,161
Net realized gain (loss)	210,262,895	(30,408,733)
Change in net unrealized appreciation (depreciation)	(127,033,885)	(196,656,346)
Net Income (loss)	$86,270,439	$(218,598,189)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the value of Henry Hub Natural Gas during the six months ended June 30, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$5,751,156	$7,114,015
NAV end of period	$8,708,069	$5,595,533
Percentage change in NAV	51.4%	(21.3)%
Shares outstanding beginning of period	550,000	600,000
Shares outstanding end of period	650,000	500,000
Percentage change in shares outstanding	18.2%	(16.7)%
Shares created	200,000	100,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$10.46	$11.86
Per share NAV end of period	$13.40	$11.19
Percentage change in per share NAV	28.1%	(5.6)%
Percentage change in benchmark	13.7%	(3.0)%
Benchmark annualized volatility	9.6%	5.2%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 550,000 outstanding Shares at December 31, 2024 to 650,000 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at December 31, 2023 to 500,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.1% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 5.6% for the six months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 13.7% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 3.0% for the six months ended June 30, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$84,153	$119,424
Management fee	29,891	29,879
Net realized gain (loss)	777,150	(74,776)
Change in net unrealized appreciation (depreciation)	610,648	(447,347)
Net Income (loss)	$1,471,951	$(402,699)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2025.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$289,709,332	$191,502,023
NAV end of period	$485,005,243	$216,456,025
Percentage change in NAV	67.4%	13.0%
Shares outstanding beginning of period	12,400,000	12,000,000
Shares outstanding end of period	14,100,000	11,200,000
Percentage change in shares outstanding	13.7%	(6.7)%
Shares created	10,650,000	3,200,000
Shares redeemed	8,950,000	4,000,000
Per share NAV beginning of period	$23.36	$15.96
Per share NAV end of period	$34.40	$19.33
Percentage change in per share NAV	47.2%	21.1%
Percentage change in benchmark	24.4%	12.7%
Benchmark annualized volatility	21.0%	14.3%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Funds’s NAV also resulted in part by an increase from 12,400,000 outstanding Shares at December 31, 2024 to 14,100,000 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 12,000,000 outstanding Shares at December 31, 2023 to 11,200,000 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 47.2% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 21.1% for the six months ended June 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 24.4% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 12.7% for the six months ended June 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$6,751,521	$3,832,287
Management fee	2,061,122	982,991
Brokerage commission	45,879	17,996
Net realized gain (loss)	144,586,702	50,042,103
Change in net unrealized appreciation (depreciation)	(5,429,584)	(14,505,497)
Net Income (loss)	$145,908,639	$39,368,893

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a greater increase in futures prices, during the six months ended June 30, 2025.

* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$562,083,293	$390,146,373
NAV end of period	$708,196,011	$570,829,521
Percentage change in NAV	26.0%	46.3%
Shares outstanding beginning of period	16,746,526	14,296,526
Shares outstanding end of period	15,046,526	15,246,526
Percentage change in shares outstanding	(10.2)%	6.6%
Shares created	9,850,000	7,450,000
Shares redeemed	11,550,000	6,500,000
Per share NAV beginning of period	$33.56	$27.29
Per share NAV end of period	$47.07	$37.44
Percentage change in per share NAV	40.2%	37.2%
Percentage change in benchmark	22.9%	22.3%
Benchmark annualized volatility	29.4%	31.2%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 15,046,526 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 15,246,526 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 40.2% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 37.2% for the six months ended June 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 22.9% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 22.3% for the six months ended June 30, 2024, can be attributed to a greater increase in the value of silver futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$9,008,749	$7,677,640
Management fee	3,001,678	2,118,718
Brokerage commission	104,828	84,222
Net realized gain (loss)	153,909,618	216,214,526
Change in net unrealized appreciation (depreciation)	65,780,286	(65,670,658)
Net Income (loss)	$228,698,653	$158,221,508

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due a greater increase in the value of futures prices during the six months ended June 30, 2025.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$284,452,060	$348,555,743
NAV end of period	$579,408,908	$232,135,198
Percentage change in NAV	103.7%	(33.4)%
Shares outstanding beginning of period	13,693,643	8,264,892
Shares outstanding end of period	30,993,643	9,843,643
Percentage change in shares outstanding	126.3%	19.1%
Shares created	84,700,000	9,850,000
Shares redeemed	67,400,000	8,271,248
Per share NAV beginning of period	$20.77	$42.17
Per share NAV end of period	$18.69	$23.58
Percentage change in per share NAV	(10.0)%	(44.1)%
Percentage change in benchmark	5.1%	(29.4)%
Benchmark annualized volatility	94.3%	40.3%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 13,693,643 outstanding Shares at December 31, 2024 to 30,993,643 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 9,843,643 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.0% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 44.1% for the six months ended June 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 5.1% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 29.4% for the six months ended June 30, 2024, can be attributed to an increase in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$2,227,608	$2,781,434
Management fee	1,742,735	1,221,345
Brokerage commission	1,508,883	941,152
Futures account fees	213,163	150,134
Net realized gain (loss)	155,964,717	(148,405,278)
Change in net unrealized appreciation (depreciation)	(69,359,376)	24,979,009
Net Income (loss)	$88,832,949	$(120,644,835)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the value of futures prices during the six months ended June 30, 2025.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$44,505,646	$30,205,770
NAV end of period	$66,461,439	$44,510,138
Percentage change in NAV	49.3%	47.4%
Shares outstanding beginning of period	2,199,970	1,099,970
Shares outstanding end of period	2,849,970	2,199,970
Percentage change in shares outstanding	29.5%	100.0%
Shares created	1,250,000	1,300,000
Shares redeemed	600,000	200,000
Per share NAV beginning of period	$20.23	$27.46
Per share NAV end of period	$23.32	$20.23
Percentage change in per share NAV	15.3%	(26.3)%
Percentage change in benchmark	9.3%	(12.4)%
Benchmark annualized volatility	11.4%	8.4%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,849,970 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,199,970 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 26.3% for the six months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 9.3% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 12.4% for the six months ended June 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$817,655	$677,203
Management fee	290,779	176,608
Net realized gain (loss)	3,070,845	(7,397,198)
Change in net unrealized appreciation (depreciation)	4,951,669	(4,421,343)
Net Income (loss)	$8,840,169	$(11,141,338)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$121,997,334	$188,963,592
NAV end of period	$135,277,470	$177,620,038
Percentage change in NAV	10.9%	(6.0)%
Shares outstanding beginning of period	7,205,220	9,105,220
Shares outstanding end of period	7,505,220	11,405,220
Percentage change in shares outstanding	4.2%	25.3%
Shares created	20,000,000	12,650,000
Shares redeemed	19,700,000	10,350,000
Per share NAV beginning of period	$16.93	$20.75
Per share NAV end of period	$18.02	$15.57
Percentage change in per share NAV	6.5%	(25.0)%
Percentage change in benchmark	(8.1)%	13.3%
Benchmark annualized volatility	28.8%	19.5%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The increase in the Fund’s NAV also resulted in part from an increase from 7,205,220 outstanding Shares at December 31, 2024 to 7,505,220 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 9,105,220 outstanding Shares at December 31, 2023 to 11,405,220 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.5% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 25.0% for the six months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s decline of 8.1% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 13.3% for the six months ended June 30, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$2,212,411	$3,542,907
Management fee	775,568	892,340
Brokerage commission	123,198	97,800
Net realized gain (loss)	41,143,529	(12,652,246)
Change in net unrealized appreciation (depreciation)	17,511,380	(36,001,228)
Net Income (loss)	$60,867,320	$(45,110,567)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in the value of WTI Crude Oil, during the six months ended June 30, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$260,940,143	$140,963,092
NAV end of period	$283,266,637	$147,292,427
Percentage change in NAV	8.6%	4.5%
Shares outstanding beginning of period	5,983,712	2,933,712
Shares outstanding end of period	11,133,712	2,983,712
Percentage change in shares outstanding	86.1%	1.7%
Shares created	65,750,000	14,000,000
Shares redeemed	60,600,000	13,950,000
Per share NAV beginning of period	$43.61	$48.05
Per share NAV end of period	$25.44	$49.37
Percentage change in per share NAV	(41.7)%	2.8%
Percentage change in benchmark	2.2%	(18.8)%
Benchmark annualized volatility	61.3%	55.3%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,983,712 outstanding Shares at December 31, 2024 to 11,133,712 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,933,712 outstanding Shares at December 31, 2023 to 2,983,712 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.7% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 2.8% for the six months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 2.2% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 18.8% for the six months ended June 30, 2024, can be attributed to an increase in the value of Henry Hub Natural Gas during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$5,201,181	$1,758,807
Management fee	2,059,769	572,504
Brokerage commission	1,029,562	566,252
Futures account fees	72,737	27,011
Net realized gain (loss)	(97,235,066)	89,322
Change in net unrealized appreciation (depreciation)	66,357,458	44,377,047
Net Income (loss)	$(25,676,427)	$46,225,176

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the value of Henry Hub Natural Gas during the six months ended June 30, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$41,892,674	$39,367,550
NAV end of period	$31,567,012	$38,226,983
Percentage change in NAV	(24.6)%	(2.9)%
Shares outstanding beginning of period	1,200,000	1,350,000
Shares outstanding end of period	1,150,000	1,200,000
Percentage change in shares outstanding	(4.2)%	(11.1)%
Shares created	350,000	50,000
Shares redeemed	400,000	200,000
Per share NAV beginning of period	$34.91	$29.16
Per share NAV end of period	$27.45	$31.86
Percentage change in per share NAV	(21.4)%	9.2%
Percentage change in benchmark	13.7%	(3.0)%
Benchmark annualized volatility	9.6%	5.2%

During the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 1,200,000 outstanding Shares at December 31, 2024 to 1,150,000 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,200,000 outstanding Shares at June 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.4% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 9.2% for the six months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 13.7% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 3.0% for the six months ended June 30, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$482,445	$701,961
Management fee	169,010	186,228
Net realized gain (loss)	(5,567,827)	(38,460)
Change in net unrealized appreciation (depreciation)	(2,883,349)	2,768,728
Net Income (loss)	$(7,968,731)	$3,432,229

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due an increase in the value of the euro versus the U.S. dollar during the six months ended June 30, 2025.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$16,624,428	$11,795,779
NAV end of period	$76,838,176	$16,131,791
Percentage change in NAV	362.2%	36.8%
Shares outstanding beginning of period	473,489	223,489
Shares outstanding end of period	3,423,421	373,489
Percentage change in shares outstanding	623.0%	67.1%
Shares created	13,700,000	325,000
Shares redeemed	10,750,068	175,000
Per share NAV beginning of period	$35.11	$52.78
Per share NAV end of period	$22.44	$43.19
Percentage change in per share NAV	(36.1)%	(18.2)%
Percentage change in benchmark	24.4%	12.7%
Benchmark annualized volatility	21.0%	14.3%

During the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 473,489 outstanding Shares at March 31, 2025 to 3,423,421 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (2x) the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 223,489 outstanding Shares at December 31, 2023 to 373,489 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.1% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 18.2% for the six months ended June 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 24.4% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 12.7% for the six months ended June 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$657,204	$246,002
Management fee	256,449	71,710
Brokerage commission	11,822	2,218
Net realized gain (loss)	2,403,495	(3,914,287)
Change in net unrealized appreciation (depreciation)	1,607,812	919,857
Net Income (loss)	$4,668,511	$(2,748,428)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in average net assets, in conjunction with a greater increase in the value of the futures prices during the six months ended June 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$23,752,619	$65,149,686
NAV end of period	$35,410,975	$76,198,743
Percentage change in NAV	49.1%	17.0%
Shares outstanding beginning of period	560,264	897,832
Shares outstanding end of period	1,360,264	1,697,832
Percentage change in shares outstanding	142.8%	89.1%
Shares created	2,650,000	2,250,000
Shares redeemed	1,850,000	1,450,000
Per share NAV beginning of period	$42.40	$72.56
Per share NAV end of period	$26.03	$44.88
Percentage change in per share NAV	(38.6)%	(38.2)%
Percentage change in benchmark	22.9%	22.3%
Benchmark annualized volatility	29.4%	31.2%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 560,264 outstanding Shares at December 31, 2024 to 1,360,264 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 897,832 outstanding Shares at December 31, 2023 to 1,697,832 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.6% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 38.2% for the six months ended June 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 22.9% for the six months ended June 30, 2025, as compared to the benchmark’s rise of 22.3% for the six months ended June 30, 2024, can be attributed to a greater increase in the value of the silver futures contracts during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$260,570	$728,788
Management fee	134,248	230,179
Brokerage commission	10,119	19,887
Net realized gain (loss)	(6,436,218)	(10,290,118)
Change in net unrealized appreciation (depreciation)	(2,560,601)	3,484,222
Net Income (loss)	$(8,736,249)	$(6,077,108)

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a greater increase in the value of futures prices during the six months ended June 30, 2025.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$26,080,295	$24,010,010
NAV end of period	$20,559,703	$47,495,032
Percentage change in NAV	(21.2)%	97.8%
Shares outstanding beginning of period	547,160	697,160
Shares outstanding end of period	497,160	997,160
Percentage change in shares outstanding	(9.1)%	43.0%
Shares created	250,000	600,000
Shares redeemed	300,000	300,000
Per share NAV beginning of period	$47.66	$34.44
Per share NAV end of period	$41.35	$47.63
Percentage change in per share NAV	(13.2)%	38.3%
Percentage change in benchmark	9.3%	(12.4)%
Benchmark annualized volatility	11.4%	8.4%

During the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 547,160 outstanding Shares at December 31, 2024 to 497,160 outstanding Shares at June 30, 2025. By comparison, during the six months ended June 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 697,160 outstanding Shares at December 31, 2023 to 997,160 outstanding Shares at June 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.2% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV increase of 38.3% for the six months ended June 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 9.3% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 12.4% for the six months ended June 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$310,658	$608,578
Management fee	107,103	163,082
Net realized gain (loss)	(1,296,927)	6,126,381
Change in net unrealized appreciation (depreciation)	(2,515,360)	4,468,019
Net Income (loss)	$(3,501,629)	$11,202,978

The Fund’s net income decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$28,111,210	$37,866,143
NAV end of period	$21,537,610	$33,401,452
Percentage change in NAV	(23.4)%	(11.8)%
Shares outstanding beginning of period	1,937,403	2,262,403
Shares outstanding end of period	1,287,403	2,337,403
Percentage change in shares outstanding	(33.6)%	3.3%
Shares created	1,325,000	8,625,000
Shares redeemed	1,975,000	8,550,000
Per share NAV beginning of period	$14.51	$16.74
Per share NAV end of period	$16.73	$14.29
Percentage change in per share NAV	15.3%	(14.6)%
Percentage change in benchmark	16.2%	(13.8)%
Benchmark annualized volatility	41.7%	19.3%

During the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,937,403 outstanding Shares at December 31, 2024 to 1,287,403 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,262,403 outstanding Shares at December 31, 2023 to 2,337,403 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 14.6% for the six months ended June 30, 2024, was primarily due to appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 16.2% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 13.8% for the six months ended June 30, 2024, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$360,994	$1,231,053
Management fee	113,521	288,207
Brokerage commission	18,454	86,212
Futures account fees	5,124	16,541
Net realized gain (loss)	5,434,266	(15,054,609)
Change in net unrealized appreciation (depreciation)	(210,933)	3,885,170
Net Income (loss)	$5,584,327	$(9,938,386)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
NAV beginning of period	$133,641,615	$157,321,746
NAV end of period	$164,541,842	$148,420,028
Percentage change in NAV	23.1%	(5.7)%
Shares outstanding beginning of period	2,966,252	2,537,737
Shares outstanding end of period	3,516,252	3,425,237
Percentage change in shares outstanding	18.5%	35.0%
Shares created	7,225,000	1,875,000
Shares redeemed	6,675,000	987,500
Per share NAV beginning of period	$45.05	$61.99
Per share NAV end of period	$46.79	$43.33
Percentage change in per share NAV	3.9%	(30.1)%
Percentage change in benchmark	5.1%	(29.4)%
Benchmark annualized volatility	94.3%	40.3%

During the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 3,516,252 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,425,237 outstanding Shares at June 30, 2024.

For the six months ended June 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.9% for the six months ended June 30, 2025, as compared to the Fund’s per Share NAV decrease of 30.1% for the six months ended June 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2025.

The benchmark’s rise of 5.1% for the six months ended June 30, 2025, as compared to the benchmark’s decline of 29.4% for the six months ended June 30, 2024, can be attributed to an increase in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income (loss)	$1,722,025	$2,587,545
Management fee	652,682	646,437
Brokerage commission	288,163	79,663
Futures account fees	88,661	64,538
Net realized gain (loss)	76,774,233	(59,266,488)
Change in net unrealized appreciation (depreciation)	(14,541,848)	6,991,389
Net Income (loss)	$63,954,410	$(49,687,554)

The Fund’s net income increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the value of the futures prices during the six months ended June 30, 2025.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2025 and 2024, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2025 and 2024, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2025	4,021	$18.71	1,000	$(75,242,963)
VIX Futures (Cboe)	Short	August 2025	3,232	20.10	1,000	(64,955,443)

Futures Positions as of June 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2024	5,997	$14.02	1,000	$(84,094,732)
VIX Futures (Cboe)	Short	August 2024	4,360	14.94	1,000	(65,139,272)

The June 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases)

in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2025 and 2024, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2025	1,454	$63.85	1,000	$92,837,900
WTI Crude Oil (NYMEX)	Long	December 2025	1,508	61.65	1,000	92,968,200
WTI Crude Oil (NYMEX)	Long	June 2026	1,535	61.34	1,000	94,157,110

Swap Agreements as of June 30, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.8452	$50,274,921
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.8452	218,162,730
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.8452	66,274,912
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.8452	165,600,250
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.8452	60,619,225

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2024	713	$80.64	1,000	$57,496,320
WTI Crude Oil (NYMEX)	Long	December 2024	757	78.34	1,000	59,303,380
WTI Crude Oil (NYMEX)	Long	June 2025	783	75.26	1,000	58,928,580

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$92.4892	$188,892,450
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	92.4892	259,202,833
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	92.4892	78,742,345
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	92.4892	196,752,460
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	92.4892	155,618,166

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2025 and 2024 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreement is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2025 and 2024, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2025	19,184	$3.49	10,000	$669,521,600

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2024	41,612	$2.60	10,000	$1,081,079,760

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of June 30, 2025 and 2024, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/25	7,517,921	1.1487	$8,635,480
Euro	UBS AG	Long	07/11/25	7,367,502	1.1491	8,466,023
Euro	Goldman Sachs International	Short	07/11/25	(114,000)	1.1500	(131,100)

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/24	4,686,921	1.0846	$5,083,455
Euro	UBS AG	Long	07/12/24	5,951,502	1.0849	6,456,765
Euro	UBS AG	Short	07/12/24	(193,000)	1.0713	(206,764)

The June 30, 2025 and 2024 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of June 30, 2025 and 2024 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2025	1,736	$3,307.70	100	$574,216,720

Swap Agreements as of June 30, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$307.2694	$170,146,720
Bloomberg Gold Subindex	Goldman Sachs International	Long	307.2694	80,814,311
Bloomberg Gold Subindex	UBS AG	Long	307.2694	145,295,281

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2024	582	$2,339.60	100	$136,164,720

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$230.1139	$127,422,794
Bloomberg Gold Subindex	Goldman Sachs International	Long	230.1139	60,521,797
Bloomberg Gold Subindex	UBS AG	Long	230.1139	108,811,563

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of June 30, 2025 and 2024 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2025	3,488	$36.17	5,000	$630,839,680

Swap Agreements as of June 30, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$277.7636	$349,579,617
Bloomberg Silver Subindex	Goldman Sachs International	Long	277.7636	30,768,707
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	277.7636	208,753,789
Bloomberg Silver Subindex	UBS AG	Long	277.7636	196,478,081

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2024	3,130	$29.56	5,000	$462,614,000

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$240.0401	$302,102,674
Bloomberg Silver Subindex	Goldman Sachs International	Long	240.0401	26,589,962
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	240.0401	180,402,617
Bloomberg Silver Subindex	UBS AG	Long	240.0401	169,794,092

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2025 and 2024, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (COMEX)	Long	July 2025	24,975	$18.71	1,000	$467,356,200
VIX Futures (COMEX)	Long	August 2025	19,969	20.10	1,000	401,329,105

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	13,989	$14.02	1,000	$196,164,949
VIX Futures (Cboe)	Long	August 2024	10,175	14.94	1,000	152,016,535

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of June 30, 2025 and 2024, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/25	9,002,886,056	0.006911	$62,220,717
Yen	UBS AG	Long	07/11/25	10,693,068,856	0.006918	73,973,139
Yen	Goldman Sachs International	Short	07/11/25	(288,210,000)	0.006928	(1,996,805)
Yen	UBS AG	Short	07/11/25	(336,493,000)	0.006892	(2,319,261)

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/24	6,727,184,056	0.006440	$43,324,400
Yen	UBS AG	Long	07/12/24	7,961,290,856	0.006415	51,074,385
Yen	UBS AG	Short	07/12/24	(384,862,000)	0.006303	(2,425,712)

The June 30, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2025 and 2024, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2025	1,406	$63.85	1,000	$(89,772,840)
WTI Crude Oil (NYMEX)	Short	December 2025	1,458	61.65	1,000	(89,885,700)
WTI Crude Oil (NYMEX)	Short	June 2026	1,483	61.34	1,000	(90,967,220)

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2024	1,443	$80.64	1,000	$(116,363,520)
WTI Crude Oil (NYMEX)	Short	December 2024	1,526	78.34	1,000	(119,546,840)
WTI Crude Oil (NYMEX)	Short	June 2025	1,585	75.26	1,000	(119,287,100)

The June 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2025 and 2024, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2025	16,234	$3.49	10,000	$(566,566,600)

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2024	11,339	$2.60	10,000	$(294,587,220)

The June 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2025 and 2024, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/25	3,901,000	1.1638	$4,539,863
Euro	UBS AG	Long	07/11/25	2,761,000	1.1601	3,203,031
Euro	Goldman Sachs International	Short	07/11/25	(31,415,263)	1.1480	(36,063,540)
Euro	UBS AG	Short	07/11/25	(28,825,199)	1.1489	(33,116,311)

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/24	828,000	1.0744	$889,628
Euro	UBS AG	Long	07/12/24	2,335,000	1.0782	2,517,632
Euro	Goldman Sachs International	Short	07/12/24	(38,212,263)	1.0847	(41,448,956)
Euro	UBS AG	Short	07/12/24	(36,370,199)	1.0836	(39,409,584)

The June 30, 2025 and 2024 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of June 30, 2025 and 2024 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2025	98	$3,307.70	100	$(32,415,460)

Swap Agreements as of June 30, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$307.2694	$(102,141,663)
Bloomberg Gold Subindex	Goldman Sachs International	Short	307.2694	(7,569,889)
Bloomberg Gold Subindex	UBS AG	Short	307.2694	(11,708,549)

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2024	58	$2,339.60	100	$(13,569,680)

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$230.1139	$(4,325,519)
Bloomberg Gold Subindex	Goldman Sachs International	Short	230.1139	(5,669,086)
Bloomberg Gold Subindex	UBS AG	Short	230.1139	(8,768,527)

The June 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of June 30, 2025 and 2024 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2025	190	$36.17	5,000	$(34,363,400)

Swap Agreements as of June 30, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$277.7636	$(19,107,003)
Bloomberg Silver Subindex	Goldman Sachs International	Short	277.7636	(13,644,581)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	277.7636	(1,882,126)
Bloomberg Silver Subindex	UBS AG	Short	277.7636	(1,803,827)

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2024	706	$29.56	5,000	$(104,346,800)

Swap Agreements as of June 30, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$240.0401	$(21,477,041)
Bloomberg Silver Subindex	Goldman Sachs International	Short	240.0401	(11,791,490)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	240.0401	(1,626,512)
Bloomberg Silver Subindex	UBS AG	Short	240.0401	(13,101,894)

The June 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of June 30, 2025 and 2024, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/25	349,607,000	0.006958	$2,432,644
Yen	UBS AG	Long	07/11/25	700,384,000	0.006958	4,873,396
Yen	Goldman Sachs International	Short	07/11/25	(3,117,111,165)	0.006910	(21,539,922)
Yen	UBS AG	Short	07/11/25	(3,863,915,424)	0.006916	(26,721,260)

Foreign Currency Forward Contracts as of June 30, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/12/24	1,368,727,000	0.006384	$8,738,292
Yen	Goldman Sachs International	Short	07/12/24	(8,022,884,165)	0.006440	(51,668,966)
Yen	UBS AG	Short	07/12/24	(8,533,259,574)	0.006422	(54,800,030)

The June 30, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2025 and 2024, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	187	$21.11	1,000	$3,947,009
VIX Futures (Cboe)	Long	November 2025	336	21.30	1,000	7,156,800
VIX Futures (Cboe)	Long	December 2025	336	21.26	1,000	7,144,536
VIX Futures (Cboe)	Long	January 2026	150	21.98	1,000	3,296,009

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	367	$18.18	1,000	$6,671,142
VIX Futures (Cboe)	Long	November 2024	633	17.33	1,000	10,966,725
VIX Futures (Cboe)	Long	December 2024	633	17.30	1,000	10,951,280
VIX Futures (Cboe)	Long	January 2025	267	17.95	1,000	4,792,650

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of June 30, 2025 and 2024, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2025	4,728	$18.71	1,000	$88,477,693
VIX Futures (Cboe)	Long	August 2025	3,778	20.10	1,000	75,928,733

Futures Positions as of June 30, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2024	5,961	$14.02	1,000	$83,589,911
VIX Futures (Cboe)	Long	August 2024	4,335	14.94	1,000	64,765,767

The June 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Additionally, performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9)-1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2*0.8)-1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2025, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2025, the Trust is not a party to any material legal proceedings.

Item 1A. Risk Factors.

Below, we describe new risk factors not previously included in our Annual Report on Form 10-K for the year ending December 31, 2024. Aside from these additions, there have been no other material changes to the risk factors. Please refer to the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for previously disclosed risk factors.

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

Risks of Government Regulation

The Financial Industry Regulatory Authority (“FINRA”) issued a notice on March 8, 2022 seeking comment on measures that could prevent or restrict investors from buying a broad range of public securities designated as “complex products”—which could include the leveraged and inverse leveraged funds offered by ProShares. The ultimate impact, if any, of these measures remains unclear. However, if regulations are adopted, they could, among other things, prevent or restrict investors’ ability to buy Shares in the Funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	7,250,000	$37.27
	05/01/25 to 05/31/25	6,500,000	$39.95
	06/01/25 to 06/30/25	1,150,000	$41.41
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	950,000	$21.22
	05/01/25 to 05/31/25	3,050,000	$20.86
	06/01/25 to 06/30/25	2,450,000	$24.34
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	3,750,000	$60.29
	05/01/25 to 05/31/25	2,300,000	$59.12
	06/01/25 to 06/30/25	2,600,000	$56.54

ProShares Ultra Euro
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	—	$—
	05/01/25 to 05/31/25	—	$—
	06/01/25 to 06/30/25	—	$—
ProShares Ultra Gold**
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	5,000,000	$32.95
	05/01/25 to 05/31/25	2,000,000	$34.23
	06/01/25 to 06/30/25	1,150,000	$35.00
ProShares Ultra Silver
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	3,200,000	$39.20
	05/01/25 to 05/31/25	850,000	$39.89
	06/01/25 to 06/30/25	1,600,000	$48.40
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	14,150,000	$36.47
	05/01/25 to 05/31/25	5,900,000	$23.21
	06/01/25 to 06/30/25	2,100,000	$21.86
ProShares Ultra Yen
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	250,000	$23.60
	05/01/25 to 05/31/25	—	$—
	06/01/25 to 06/30/25	50,000	$23.21
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	6,050,000	$21.00
	05/01/25 to 05/31/25	900,000	$20.77
	06/01/25 to 06/30/25	6,150,000	$18.05
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	15,250,000	$26.49
	05/01/25 to 05/31/25	11,000,000	$24.30
	06/01/25 to 06/30/25	10,500,000	$24.15
ProShares UltraShort Euro
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	50,000	$28.95
	05/01/25 to 05/31/25	150,000	$29.88
	06/01/25 to 06/30/25	—	$—
ProShares UltraShort Gold**
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	6,025,000	$25.94
	05/01/25 to 05/31/25	3,925,000	$23.14
	06/01/25 to 06/30/25	600,068	$21.38
ProShares UltraShort Silver
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	650,000	$35.83
	05/01/25 to 05/31/25	250,000	$31.63
	06/01/25 to 06/30/25	350,000	$25.74
ProShares UltraShort Yen
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	50,000	$42.04
	05/01/25 to 05/31/25	100,000	$42.07
	06/01/25 to 06/30/25	50,000	$41.16
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	900,000	$17.88
	05/01/25 to 05/31/25	—	$—
	06/01/25 to 06/30/25	—	$—
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/25 to 04/30/25	2,000,000	$72.75
	05/01/25 to 05/31/25	75,000	$52.61
	06/01/25 to 06/30/25	150,000	$53.01

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended June 30, 2025.

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
Date: August 8, 2025

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: August 8, 2025