Form 10-Q
period 2025-09-30
ProShares Trust II
filed 2025-11-07
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No
As of November 4, 2025, the registrant had 164,098,328 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,765,603 and $24,931,067, respectively)	$89,767,081	$24,937,875
Cash	78,661,691	160,200,226
Segregated cash balances with brokers for futures contracts	75,461,358	80,953,814
Receivable on open futures contracts	2,056,421	806,556
Interest receivable	503,918	438,452

Total assets	246,450,469	267,336,923

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,550,308	—
Payable on open futures contracts	401,524	1,011,830
Brokerage commissions and futures account fees payable	6,335	6,902
Payable to Sponsor	192,781	227,958

Total liabilities	3,150,948	1,246,690

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	243,299,521	266,090,233

Total liabilities and shareholders’ equity	$246,450,469	$267,336,923

Shares outstanding	4,768,614	5,318,614

Net asset value per share	$51.02	$50.03

Market value per share (Note 2)	$50.94	$50.06

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$30,000,000	$29,979,651
4.182% due 10/21/25	10,000,000	9,977,500
4.140% due 11/04/25	50,000,000	49,809,930

Total short-term U.S. government and agency obligations (cost $89,765,603)		$89,767,081

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2025	4,007	$70,475,116	$6,447,295
VIX Futures - Cboe, expires November 2025	2,665	51,299,118	266,571

			$6,713,866

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$2,269,580	$5,814,236	$8,090,223	$12,580,744

Expenses
Management fee	601,947	1,173,293	2,130,449	2,616,334
Brokerage commissions	125,536	346,441	458,281	688,357
Futures account fees	17,627	24,896	70,783	24,896

Total expenses	745,110	1,544,630	2,659,513	3,329,587

Net investment income (loss)	1,524,470	4,269,606	5,430,710	9,251,157

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	46,614,443	(7,503,293)	28,979,595	47,755,573
Short-term U.S. government and agency obligations	150	—	605	17,669

Net realized gain (loss)	46,614,593	(7,503,293)	28,980,200	47,773,242

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,678,476)	(4,219,681)	9,722,617	(13,025,106)
Short-term U.S. government and agency obligations	1,478	33,407	(5,330)	16,790

Change in net unrealized appreciation (depreciation)	(3,676,998)	(4,186,274)	9,717,287	(13,008,316)

Net realized and unrealized gain (loss)	42,937,595	(11,689,567)	38,697,487	34,764,926

Net income (loss)	$44,462,065	$(7,419,961)	$44,128,197	$44,016,083

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$279,925,400	$298,712,515	$266,090,233	$267,184,359

Addition of –, 12,300,000, 18,650,000 and 15,050,000 shares, respectively	—	562,757,352	713,832,219	710,001,613
Redemption of 1,800,000, 9,900,000 , 19,200,000 and 12,950,000 shares, respectively	(81,087,944)	(489,475,550)	(780,751,128)	(656,627,699)

Net addition (redemption) of (1,800,000), 2,400,000, (550,000) and 2,100,000 shares, respectively	(81,087,944)	73,281,802	(66,918,909)	53,373,914

Net investment income (loss)	1,524,470	4,269,606	5,430,710	9,251,157
Net realized gain (loss)	46,614,593	(7,503,293)	28,980,200	47,773,242
Change in net unrealized appreciation (depreciation)	(3,676,998)	(4,186,274)	9,717,287	(13,008,316)

Net income (loss)	44,462,065	(7,419,961)	44,128,197	44,016,083

Shareholders’ equity, end of period	$243,299,521	$364,574,356	$243,299,521	$364,574,356

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$44,128,197	$44,016,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(566,948,437)	(564,453,788)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	504,645,038	455,017,669
Net amortization and accretion on short-term U.S. government and agency obligations	(2,530,532)	(5,374,725)
Net realized (gain) loss on investments	(605)	(17,669)
Change in unrealized (appreciation) depreciation on investments	5,330	(16,790)
Decrease (Increase) in receivable on open futures contracts	(1,249,865)	7,274,730
Decrease (Increase) in interest receivable	(65,466)	(424,946)
Increase (Decrease) in payable to Sponsor	(35,177)	86,045
Increase (Decrease) in brokerage commissions and futures account fees payable	(567)	(5,605)
Increase (Decrease) in payable on open futures contracts	(610,306)	2,973,713

Net cash provided by (used in) operating activities	(22,662,390)	(60,925,283)

Cash flow from financing activities
Proceeds from addition of shares	713,832,219	710,001,613
Payment on shares redeemed	(778,200,820)	(672,150,015)

Net cash provided by (used in) financing activities	(64,368,601)	37,851,598

Net increase (decrease) in cash	(87,030,991)	(23,073,685)
Cash, beginning of period	241,154,040	162,331,287

Cash, end of period	$154,123,049	$139,257,602

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $154,494,456 and $99,724,267, respectively)	$154,501,105	$99,751,500
Cash	59,810,718	259,419,820
Segregated cash balances with brokers for futures contracts	25,066,845	42,171,314
Segregated cash balances with brokers for swap agreements	115,548,769	84,264,200
Unrealized appreciation on swap agreements	—	38,215,610
Receivable from capital shares sold	7,833,632	—
Receivable on open futures contracts	—	2,157,183
Interest receivable	343,663	692,226

Total assets	363,104,732	526,671,853

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,748,471
Payable on open futures contracts	2,694,435	70,422
Payable to Sponsor	286,863	432,896
Unrealized depreciation on swap agreements	1,044,339	—

Total liabilities	4,025,637	3,251,789

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	359,079,095	523,420,064

Total liabilities and shareholders’ equity	$363,104,732	$526,671,853

Shares outstanding	16,043,096	19,043,096

Net asset value per share	$22.38	$27.49

Market value per share (Note 2)	$22.48	$27.50

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$35,000,000	$34,976,260
4.182% due 10/21/25	20,000,000	19,955,000
4.140% due 11/04/25	50,000,000	49,809,930
4.203% due 11/13/25 †	50,000,000	49,759,915

Total short-term U.S. government and agency obligations (cost $154,494,456)		$154,501,105

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2025	841	$52,108,360	$1,336,613
WTI Crude Oil - NYMEX, expires June 2026	850	52,037,000	737,250
WTI Crude Oil - NYMEX, expires December 2026	855	52,172,100	(737,124)

			$1,336,739

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/06/25	$50,354,875	$(94,664)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/25	218,509,682	(410,781)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/25	66,380,312	(124,789)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/06/25	165,863,610	(301,797)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/06/25	60,715,630	(112,308)

Total Unrealized Depreciation				$(1,044,339)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$2,538,935	$6,074,652	$9,284,651	$17,591,301

Expenses
Management fee	919,884	1,266,843	2,836,491	4,088,647
Brokerage commissions	47,091	65,064	155,007	169,844

Total expenses	966,975	1,331,907	2,991,498	4,258,491

Net investment income (loss)	1,571,960	4,742,745	6,293,153	13,332,810

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,979,055	(5,588,143)	6,783,860	22,864,139
Swap agreements	5,508,219	(61,237,840)	(4,371,931)	10,385,399
Short-term U.S. government and agency obligations	187	(31)	509	13,170

Net realized gain (loss)	15,487,461	(66,826,014)	2,412,438	33,262,708

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,945,799)	(15,224,501)	(9,527,346)	1,173,176
Swap agreements	(5,067,962)	(43,864,043)	(39,259,949)	(5,871,386)
Short-term U.S. government and agency obligations	6,018	46,734	(20,584)	1,416

Change in net unrealized appreciation (depreciation)	(7,007,743)	(59,041,810)	(48,807,879)	(4,696,794)

Net realized and unrealized gain (loss)	8,479,718	(125,867,824)	(46,395,441)	28,565,914

Net income (loss)	$10,051,678	$(121,125,079)	$(40,102,288)	$41,898,724

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$420,493,513	$527,486,095	$523,420,064	$652,793,437

Addition of 4,250,000, 16,200,000, 19,150,000 and 25,300,000 shares, respectively	95,230,997	431,007,011	437,683,795	696,995,533
Redemption of 6,900,000, 8,550,000, 22,150,000 and 26,750,000 shares, respectively	(166,697,093)	(244,145,772)	(561,922,476)	(798,465,439)

Net addition (redemption) of (2,650,000), 7,650,000, (3,000,000) and (1,450,000) shares, respectively	(71,466,096)	186,861,239	(124,238,681)	(101,469,906)

Net investment income (loss)	1,571,960	4,742,745	6,293,153	13,332,810
Net realized gain (loss)	15,487,461	(66,826,014)	2,412,438	33,262,708
Change in net unrealized appreciation (depreciation)	(7,007,743)	(59,041,810)	(48,807,879)	(4,696,794)

Net income (loss)	10,051,678	(121,125,079)	(40,102,288)	41,898,724

Shareholders’ equity, end of period	$359,079,095	$593,222,255	$359,079,095	$593,222,255

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(40,102,288)	$41,898,724
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,048,965,009)	(1,176,903,761)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	999,557,585	1,094,650,743
Net amortization and accretion on short-term U.S. government and agency obligations	(5,362,256)	(12,824,271)
Net realized (gain) loss on investments	(509)	(13,170)
Change in unrealized (appreciation) depreciation on investments	39,280,533	5,869,970
Decrease (Increase) in receivable on open futures contracts	2,157,183	(1,704,350)
Decrease (Increase) in interest receivable	348,563	(280,249)
Increase (Decrease) in payable to Sponsor	(146,033)	(87,773)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(5,682)
Increase (Decrease) in payable on open futures contracts	2,624,013	(2,099,944)

Net cash provided by (used in) operating activities	(50,608,218)	(51,499,763)

Cash flow from financing activities
Proceeds from addition of shares	429,850,163	702,250,555
Payment on shares redeemed	(564,670,947)	(794,661,896)

Net cash provided by (used in) financing activities	(134,820,784)	(92,411,341)

Net increase (decrease) in cash	(185,429,002)	(143,911,104)
Cash, beginning of period	385,855,334	398,178,826

Cash, end of period	$200,426,332	$254,267,722

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $308,808,231 and $99,724,267, respectively)	$308,827,473	$99,751,500
Cash	59,232,227	205,241,492
Segregated cash balances with brokers for futures contracts	182,905,059	117,769,697
Receivable from capital shares sold	—	10,966,643
Receivable on open futures contracts	17,552,221	—
Interest receivable	666,046	825,264

Total assets	569,183,026	434,554,596

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	26,559,561	—
Payable on open futures contracts	—	38,058,122
Brokerage commissions and futures account fees payable	15,482	13,669
Payable to Sponsor	397,763	401,306

Total liabilities	26,972,806	38,473,097

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	542,210,220	396,081,499

Total liabilities and shareholders’ equity	$569,183,026	$434,554,596

Shares outstanding	18,373,047	7,223,047

Net asset value per share	$29.51	$54.84

Market value per share (Note 2)	$29.99	$55.82

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(57% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$40,000,000	$39,972,868
4.182% due 10/21/25	20,000,000	19,955,000
4.140% due 11/04/25	100,000,000	99,619,860
4.203% due 11/13/25	150,000,000	149,279,745

Total short-term U.S. government and agency obligations (cost $308,808,231)		$308,827,473

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2025	32,831	$1,084,407,930	$(1,049,205)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$4,121,370	$7,125,254	$9,102,000	$19,996,081

Expenses
Management fee	1,088,659	1,479,083	2,340,238	4,252,390
Brokerage commissions	411,698	681,738	982,711	2,170,207
Futures account fees	49,402	46,576	166,011	188,737

Total expenses	1,549,759	2,207,397	3,488,960	6,611,334

Net investment income (loss)	2,571,611	4,917,857	5,613,040	13,384,747

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(163,780,916)	(372,130,469)	46,482,203	(402,539,202)
Short-term U.S. government and agency obligations	186	—	(38)	—

Net realized gain (loss)	(163,780,730)	(372,130,469)	46,482,165	(402,539,202)

Change in net unrealized appreciation (depreciation) on
Futures contracts	28,718,499	260,225,054	(98,288,406)	63,582,315
Short-term U.S. government and agency obligations	18,989	34,676	(7,991)	21,069

Change in net unrealized appreciation (depreciation)	28,737,488	260,259,730	(98,296,397)	63,603,384

Net realized and unrealized gain (loss)	(135,043,242)	(111,870,739)	(51,814,232)	(338,935,818)

Net income (loss)	$(132,471,631)	$(106,952,882)	$(46,201,192)	$(325,551,071)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$334,757,794	$540,643,821	$396,081,499	$729,892,808

Addition of 28,200,000, 10,350,000, 46,650,000 and 23,240,000 shares, respectively	939,940,370	549,317,432	1,969,227,422	1,667,588,651
Redemption of 17,050,000, 6,180,000, 35,500,000 and 17,250,000 shares, respectively	(600,016,313)	(331,187,266)	(1,776,897,509)	(1,420,109,283)

Net addition (redemption) of 11,150,000, 4,170,000, 11,150,000 and 5,990,000 shares, respectively	339,924,057	218,130,166	192,329,913	247,479,368

Net investment income (loss)	2,571,611	4,917,857	5,613,040	13,384,747
Net realized gain (loss)	(163,780,730)	(372,130,469)	46,482,165	(402,539,202)
Change in net unrealized appreciation (depreciation)	28,737,488	260,259,730	(98,296,397)	63,603,384

Net income (loss)	(132,471,631)	(106,952,882)	(46,201,192)	(325,551,071)

Shareholders’ equity, end of period	$542,210,220	$651,821,105	$542,210,220	$651,821,105

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(46,201,192)	$(325,551,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(904,354,263)	(470,623,691)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	699,473,294	215,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	(4,203,033)	(3,693,933)
Net realized (gain) loss on investments	38	—
Change in unrealized (appreciation) depreciation on investments	7,991	(21,069)
Decrease (Increase) in receivable on open futures contracts	(17,552,221)	(22,694,887)
Decrease (Increase) in interest receivable	159,218	1,004,148
Increase (Decrease) in payable to Sponsor	(3,543)	(137,481)
Increase (Decrease) in brokerage commissions and futures account fees payable	1,813	(38,213)
Increase (Decrease) in payable on open futures contracts	(38,058,122)	(21,843,883)

Net cash provided by (used in) operating activities	(310,730,020)	(628,600,080)

Cash flow from financing activities
Proceeds from addition of shares	1,980,194,065	1,671,870,576
Payment on shares redeemed	(1,750,337,948)	(1,388,991,394)

Net cash provided by (used in) financing activities	229,856,117	282,879,182

Net increase (decrease) in cash	(80,873,903)	(345,720,898)
Cash, beginning of period	323,011,189	701,114,381

Cash, end of period	$242,137,286	$355,393,483

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$6,490,293	$5,285,126
Segregated cash balances with brokers for foreign currency forward contracts	756,667	618,421
Unrealized appreciation on foreign currency forward contracts	10,075	2,312
Interest receivable	21,478	19,473

Total assets	7,278,513	5,925,332

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,675	4,736
Unrealized depreciation on foreign currency forward contracts	734	169,440

Total liabilities	6,409	174,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	7,272,104	5,751,156

Total liabilities and shareholders’ equity	$7,278,513	$5,925,332

Shares outstanding	550,000	550,000

Net asset value per share	$13.22	$10.46

Market value per share (Note 2)	$13.21	$10.45

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/10/25	6,075,921	$7,138,067	$4,568
Euro with UBS AG	10/10/25	6,478,502	7,611,024	5,135

Total Unrealized Appreciation				$9,703

Contracts to Sell
Euro with Goldman Sachs International	10/10/25	(81,000)	$(95,160)	$372
Euro with UBS AG	10/10/25	(134,000)	(157,425)	(734)

Total Unrealized Depreciation				$(362)

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$72,530	$61,969	$186,574	$211,272

Expenses
Management fee	18,718	13,033	48,609	42,912

Total expenses	18,718	13,033	48,609	42,912

Net investment income (loss)	53,812	48,936	137,965	168,360

Realized and unrealized gain (loss) on investment activity Net realized gain (loss) on
Foreign currency forward contracts	220,691	182,638	997,841	107,862

Net realized gain (loss)	220,691	182,638	997,841	107,862

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(434,179)	187,048	176,469	(260,299)

Change in net unrealized appreciation (depreciation)	(434,179)	187,048	176,469	(260,299)

Net realized and unrealized gain (loss)	(213,488)	369,686	1,174,310	(152,437)

Net income (loss)	$(159,676)	$418,622	$1,312,275	$15,923

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$8,708,069	$5,595,533	$5,751,156	$7,114,015

Addition of –, –, 200,000 and 100,000 shares, respectively	—	—	2,513,699	1,140,357
Redemption of 100,000, 50,000, 200,000 and 250,000 shares, respectively	(1,276,289)	(573,946)	(2,305,026)	(2,830,086)

Net addition (redemption) of (100,000), (50,000), – and (150,000) shares, respectively	(1,276,289)	(573,946)	208,673	(1,689,729)

Net investment income (loss)	53,812	48,936	137,965	168,360
Net realized gain (loss)	220,691	182,638	997,841	107,862
Change in net unrealized appreciation (depreciation)	(434,179)	187,048	176,469	(260,299)

Net income (loss)	(159,676)	418,622	1,312,275	15,923

Shareholders’ equity, end of period	$7,272,104	$5,440,209	$7,272,104	$5,440,209

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$1,312,275	$15,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(176,469)	260,299
Decrease (Increase) in interest receivable	(2,005)	7,740
Increase (Decrease) in payable to Sponsor	939	(1,396)

Net cash provided by (used in) operating activities	1,134,740	282,566

Cash flow from financing activities
Proceeds from addition of shares	2,513,699	1,140,357
Payment on shares redeemed	(2,305,026)	(2,830,086)

Net cash provided by (used in) financing activities	208,673	(1,689,729)

Net increase (decrease) in cash	1,343,413	(1,407,163)
Cash, beginning of period	5,903,547	6,785,459

Cash, end of period	$7,246,960	$5,378,296

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $607,989,455 and $74,793,200, respectively)	$608,009,273	$74,813,625
Cash	76,817,403	203,750,372
Segregated cash balances with brokers for futures contracts	42,967,500	11,408,000
Segregated cash balances with brokers for swap agreements	34,511,800	—
Unrealized appreciation on swap agreements	34,537,917	—
Receivable from capital shares sold	9,144,187	—
Receivable on open futures contracts	3,042,379	1,952,335
Interest receivable	831,844	371,587

Total assets	809,862,303	292,295,919

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	581,385	238,455
Unrealized depreciation on swap agreements	—	2,348,132

Total liabilities	581,385	2,586,587

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	809,280,918	289,709,332

Total liabilities and shareholders’ equity	$809,862,303	$292,295,919

Shares outstanding (Note 1)	17,700,000	12,400,000

Net asset value per share (Note 1)	$45.72	$23.36

Market value per share (Note 1) (Note 2)	$46.06	$23.37

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$75,000,000	$74,949,127
4.182% due 10/21/25	125,000,000	124,718,750
4.140% due 11/04/25 †	310,000,000	308,821,566
4.203% due 11/13/25 †	100,000,000	99,519,830

Total short-term U.S. government and agency obligations (cost $607,989,455)		$608,009,273

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures—COMEX, expires December 2025	2,411	$933,828,520	$101,806,050

Total Return Swap Agreements ^
	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/25	$424,720,428	$21,409,914
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/25	93,079,951	4,692,107
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/25	167,347,561	8,435,896

Total Unrealized Appreciation				$34,537,917

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$5,843,146	$3,315,167	$14,701,668	$8,148,441

Expenses
Management fee	1,426,882	628,619	3,488,004	1,611,610
Brokerage commissions	18,644	9,213	64,523	27,209

Total expenses	1,445,526	637,832	3,552,527	1,638,819

Net investment income (loss)	4,397,620	2,677,335	11,149,141	6,509,622

Realized and unrealized gain (loss) on investment activity Net realized gain (loss) on
Futures contracts	(533,759)	1,541,465	71,313,806	16,072,123
Swap agreements	39,227,803	10,501,253	111,966,863	46,009,687
Short-term U.S. government and agency obligations	375	—	452	3,011

Net realized gain (loss)	38,694,419	12,042,718	183,281,121	62,084,821

Change in net unrealized appreciation (depreciation) on
Futures contracts	105,261,676	18,663,834	102,229,458	13,799,867
Swap agreements	39,263,937	23,264,503	36,886,049	13,633,253
Short-term U.S. government and agency obligations	18,871	29,160	(607)	18,880

Change in net unrealized appreciation (depreciation)	144,544,484	41,957,497	139,114,900	27,452,000

Net realized and unrealized gain (loss)	183,238,903	54,000,215	322,396,021	89,536,821

Net income (loss)	$187,636,523	$56,677,550	$333,545,162	$96,046,443

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$485,005,243	$216,456,025	$289,709,332	$191,502,023

Addition of 7,000,000, 3,400,000, 17,650,000 and 6,600,000 shares, respectively (Note 1)	265,301,111	74,000,508	612,025,424	130,539,933
Redemption of 3,400,000, 2,200,000, 12,350,000 and 6,200,000 shares, respectively (Note 1)	(128,661,959)	(48,251,861)	(425,999,000)	(119,206,177)

Net addition (redemption) of 3,600,000, 1,200,000, 5,300,000 and 400,000 shares, respectively (Note 1)	136,639,152	25,748,647	186,026,424	11,333,756

Net investment income (loss)	4,397,620	2,677,335	11,149,141	6,509,622
Net realized gain (loss)	38,694,419	12,042,718	183,281,121	62,084,821
Change in net unrealized appreciation (depreciation)	144,544,484	41,957,497	139,114,900	27,452,000

Net income (loss)	187,636,523	56,677,550	333,545,162	96,046,443

Shareholders’ equity, end of period	$809,280,918	$298,882,222	$809,280,918	$298,882,222

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$333,545,162	$96,046,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,953,529,314)	(578,835,390)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,429,111,536	420,003,011
Net amortization and accretion on short-term U.S. government and agency obligations	(8,778,025)	(5,810,921)
Net realized (gain) loss on investments	(452)	(3,011)
Change in unrealized (appreciation) depreciation on investments	(36,885,442)	(13,652,133)
Decrease (Increase) in receivable on open futures contracts	(1,090,044)	—
Decrease (Increase) in interest receivable	(460,257)	(85,135)
Increase (Decrease) in payable to Sponsor	342,930	77,112
Increase (Decrease) in payable on open futures contracts	—	(125,977)

Net cash provided by (used in) operating activities	(237,743,906)	(82,386,001)

Cash flow from financing activities
Proceeds from addition of shares	602,881,237	130,539,933
Payment on shares redeemed	(425,999,000)	(114,385,981)

Net cash provided by (used in) financing activities	176,882,237	16,153,952

Net increase (decrease) in cash	(60,861,669)	(66,232,049)
Cash, beginning of period	215,158,372	129,351,977

Cash, end of period	$154,296,703	$63,119,928

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $742,869,383 and $124,655,333, respectively)	$742,885,457	$124,689,375
Cash	157,661,178	376,597,126
Segregated cash balances with brokers for futures contracts	77,104,000	38,668,750
Segregated cash balances with brokers for swap agreements	—	76,561,398
Unrealized appreciation on swap agreements	103,878,807	—
Receivable on open futures contracts	425,541	—
Interest receivable	1,015,497	851,132

Total assets	1,082,970,480	617,367,781

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	30,265,055	—
Payable on open futures contracts	4,324,003	2,258,150
Payable to Sponsor	702,125	507,430
Unrealized depreciation on swap agreements	–	52,518,908

Total liabilities	35,291,183	55,284,488

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,047,679,297	562,083,293

Total liabilities and shareholders’ equity	$1,082,970,480	$617,367,781

Shares outstanding	13,846,526	16,746,526

Net asset value per share	$75.66	$33.56

Market value per share (Note 2)	$76.24	$33.67

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$150,000,000	$149,898,255
4.182% due 10/21/25	225,000,000	224,493,750
4.140% due 11/04/25 †	270,000,000	268,973,622
4.203% due 11/13/25 †	100,000,000	99,519,830

Total short-term U.S. government and agency obligations
(cost $742,869,383)		$742,885,457

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2025	4,589	$1,070,154,800	$143,513,534

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/25	$470,370,599	$47,585,640
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	10/06/25	39,163,672	3,972,149
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/25	265,710,383	26,949,501
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/25	250,085,358	25,371,517

Total Unrealized Appreciation				$103,878,807

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$6,938,402	$7,482,201	$19,053,657	$17,362,781

Expenses
Management fee	1,949,744	1,417,159	4,951,422	3,535,877
Brokerage commissions	50,532	45,868	155,360	130,090

Total expenses	2,000,276	1,463,027	5,106,782	3,665,967

Net investment income (loss)	4,938,126	6,019,174	13,946,875	13,696,814

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,707,355	(38,481,009)	101,060,386	37,521,267
Swap agreements	105,876,163	(90,530,217)	191,432,762	49,677,236
Short-term U.S. government and agency obligations	367	(25)	355	4,772

Net realized gain (loss)	138,583,885	(129,011,251)	292,493,503	87,203,275

Change in net unrealized appreciation (depreciation) on
Futures contracts	152,651,481	58,950,640	172,417,069	39,875,598
Swap agreements	110,350,181	123,441,660	156,397,715	76,866,548
Short-term U.S. government and agency obligations	14,868	53,721	(17,968)	33,217

Change in net unrealized appreciation (depreciation)	263,016,530	182,446,021	328,796,816	116,775,363

Net realized and unrealized gain (loss)	401,600,415	53,434,770	621,290,319	203,978,638

Net income (loss)	$406,538,541	$59,453,944	$635,237,194	$217,675,452

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$708,196,011	$570,829,521	$562,083,293	$390,146,373

Addition of 4,700,000, 4,700,000, 14,550,000 and 12,150,000 shares, respectively	275,863,693	173,955,817	678,097,505	418,736,717
Redemption of 5,900,000, 3,500,000, 17,450,000 and 10,000,000 shares, respectively	(342,918,948)	(137,456,812)	(827,738,695)	(359,776,072)

Net addition (redemption) of (1,200,000), 1,200,000, (2,900,000) and 2,150,000 shares, respectively	(67,055,255)	36,499,005	(149,641,190)	58,960,645

Net investment income (loss)	4,938,126	6,019,174	13,946,875	13,696,814
Net realized gain (loss)	138,583,885	(129,011,251)	292,493,503	87,203,275
Change in net unrealized appreciation (depreciation)	263,016,530	182,446,021	328,796,816	116,775,363

Net income (loss)	406,538,541	59,453,944	635,237,194	217,675,452

Shareholders’ equity, end of period	$1,047,679,297	$666,782,470	$1,047,679,297	$666,782,470

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$635,237,194	$217,675,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,540,999,184)	(1,164,790,304)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,934,105,968	941,998,259
Net amortization and accretion on short-term U.S. government and agency obligations	(11,320,479)	(11,494,331)
Net realized (gain) loss on investments	(355)	(4,772)
Change in unrealized (appreciation) depreciation on investments	(156,379,747)	(76,899,765)
Decrease (Increase) in receivable on open futures contracts	(425,541)	—
Decrease (Increase) in interest receivable	(164,365)	(199,500)
Increase (Decrease) in payable to Sponsor	194,695	161,194
Increase (Decrease) in payable on open futures contracts	2,065,853	1,158,864

Net cash provided by (used in) operating activities	(137,685,961)	(92,394,903)

Cash flow from financing activities
Proceeds from addition of shares	678,097,505	421,465,545
Payment on shares redeemed	(797,473,640)	(347,614,349)

Net cash provided by (used in) financing activities	(119,376,135)	73,851,196

Net increase (decrease) in cash	(257,062,096)	(18,543,707)
Cash, beginning of period	491,827,274	279,193,929

Cash, end of period	$234,765,178	$260,650,222

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $109,556,297 and $24,931,067, respectively)	$109,562,859	$24,937,875
Cash	103,870,819	88,749,502
Segregated cash balances with brokers for futures contracts	428,426,270	161,872,327
Receivable on open futures contracts	12,264,407	9,002,751
Interest receivable	1,130,070	803,191

Total assets	655,254,425	285,365,646

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,589,621	613,972
Brokerage commissions and futures account fees payable	75,752	24,616
Payable to Sponsor	494,630	274,998

Total liabilities	7,160,003	913,586

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	648,094,422	284,452,060

Total liabilities and shareholders’ equity	$655,254,425	$285,365,646

Shares outstanding	62,093,643	13,693,643

Net asset value per share	$10.44	$20.77

Market value per share (Note 2)	$10.44	$20.72

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.182% due 10/21/25	$20,000,000	$19,955,000
4.140% due 11/04/25	40,000,000	39,847,944
4.203% due 11/13/25	50,000,000	49,759,915

Total short-term U.S. government and agency obligations
(cost $109,556,297)		$109,562,859

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2025	31,952	$561,971,776	$(32,959,301)
VIX Futures - Cboe, expires November 2025	21,292	409,853,966	(3,137,076)

			$(36,096,377)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$5,292,243	$2,501,794	$10,984,632	$7,595,859

Expenses
Management fee	1,636,145	583,266	3,378,880	1,804,611
Brokerage commissions	1,025,774	534,432	2,534,657	1,475,584
Futures account fees	231,026	62,854	444,189	212,988

Total expenses	2,892,945	1,180,552	6,357,726	3,493,183

Net investment income (loss)	2,399,298	1,321,242	4,626,906	4,102,676

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(410,233,402)	(36,612,575)	(254,266,766)	(185,028,990)
Short-term U.S. government and agency obligations	565	317	(1,354)	11,454

Net realized gain (loss)	(410,232,837)	(36,612,258)	(254,268,120)	(185,017,536)

Change in net unrealized appreciation (depreciation) on
Futures contracts	19,280,389	14,558,661	(50,072,369)	39,537,652
Short-term U.S. government and agency obligations	6,372	12,132	(246)	12,150

Change in net unrealized appreciation (depreciation)	19,286,761	14,570,793	(50,072,615)	39,549,802

Net realized and unrealized gain (loss)	(390,946,076)	(22,041,465)	(304,340,735)	(145,467,734)

Net income (loss)	$(388,546,778)	$(20,720,223)	$(299,713,829)	$(141,365,058)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$579,408,908	$232,135,198	$284,452,060	$348,555,743

Addition of 49,350,000, 19,350,000, 134,050,000 and 29,200,000 shares, respectively	705,122,888	563,820,661	2,554,769,405	854,933,354
Redemption of 18,250,000, 17,750,000, 85,650,000 and 26,021,248 shares, respectively	(247,890,596)	(489,883,673)	(1,891,413,214)	(776,772,076)

Net addition (redemption) of 31,100,000, 1,600,000, 48,400,000 and 3,178,752 shares, respectively	457,232,292	73,936,988	663,356,191	78,161,278

Net investment income (loss)	2,399,298	1,321,242	4,626,906	4,102,676
Net realized gain (loss)	(410,232,837)	(36,612,258)	(254,268,120)	(185,017,536)
Change in net unrealized appreciation (depreciation)	19,286,761	14,570,793	(50,072,615)	39,549,802

Net income (loss)	(388,546,778)	(20,720,223)	(299,713,829)	(141,365,058)

Shareholders’ equity, end of period	$648,094,422	$285,351,963	$648,094,422	$285,351,963

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(299,713,829)	$(141,365,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(681,018,160)	(259,379,827)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	598,974,544	196,346,250
Net amortization and accretion on short-term U.S. government and agency obligations	(2,582,968)	(1,763,038)
Net realized (gain) loss on investments	1,354	(11,454)
Change in unrealized (appreciation) depreciation on investments	246	(12,150)
Decrease (Increase) in receivable on open futures contracts	(3,261,656)	7,609,527
Decrease (Increase) in interest receivable	(326,879)	402,866
Increase (Decrease) in payable to Sponsor	219,632	(101,924)
Increase (Decrease) in brokerage commissions and futures account fees payable	51,136	(16,496)
Increase (Decrease) in payable on open futures contracts	5,975,649	7,629,152

Net cash provided by (used in) operating activities	(381,680,931)	(190,662,152)

Cash flow from financing activities
Proceeds from addition of shares	2,554,769,405	854,933,354
Payment on shares redeemed	(1,891,413,214)	(776,772,076)

Net cash provided by (used in) financing activities	663,356,191	78,161,278

Net increase (decrease) in cash	281,675,260	(112,500,874)
Cash, beginning of period	250,621,829	337,411,617

Cash, end of period	$532,297,089	$224,910,743

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$47,101,523	$39,802,626
Segregated cash balances with brokers for foreign currency forward contracts	6,771,283	8,805,479
Unrealized appreciation on foreign currency forward contracts	1,384	146,194
Interest receivable	165,535	149,992

Total assets	54,039,725	48,904,291

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	43,372	37,154
Unrealized depreciation on foreign currency forward contracts	687,017	4,361,491

Total liabilities	730,389	4,398,645

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	53,309,336	44,505,646

Total liabilities and shareholders’ equity	$54,039,725	$48,904,291

Shares outstanding	2,449,970	2,199,970

Net asset value per share	$21.76	$20.23

Market value per share (Note 2)	$21.76	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/10/25	8,304,233,056	$56,218,412	$(330,971)
Yen with UBS AG	10/10/25	8,398,795,856	56,858,588	(322,716)

Total Unrealized Depreciation				$(653,687)

Contracts to Sell
Yen with Goldman Sachs International	10/10/25	(232,040,000)	$(1,570,876)	$1,384
Yen with UBS AG	10/10/25	(721,530,000)	(4,884,650)	(33,330)

Total Unrealized Depreciation				$(31,946)

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$541,875	$541,372	$1,650,309	$1,395,183

Expenses
Management fee	139,482	118,878	430,261	295,486

Total expenses	139,482	118,878	430,261	295,486

Net investment income (loss)	402,393	422,494	1,220,048	1,099,697

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(3,272,292)	6,834,509	(201,447)	(562,689)

Net realized gain (loss)	(3,272,292)	6,834,509	(201,447)	(562,689)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,422,005)	2,618,114	3,529,664	(1,803,229)

Change in net unrealized appreciation (depreciation)	(1,422,005)	2,618,114	3,529,664	(1,803,229)

Net realized and unrealized gain (loss)	(4,694,297)	9,452,623	3,328,217	(2,365,918)

Net income (loss)	$(4,291,904)	$9,875,117	$4,548,265	$(1,266,221)

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$66,461,439	$44,510,138	$44,505,646	$30,205,770

Addition of –, 550,000, 1,250,000 and 1,850,000 shares, respectively	—	13,600,287	26,787,301	43,805,863
Redemption of 400,000, 600,000, 1,000,000 and 800,000 shares, respectively	(8,860,199)	(14,751,477)	(22,531,876)	(19,511,347)

Net addition (redemption) of (400,000), (50,000), 250,000 and 1,050,000 shares, respectively	(8,860,199)	(1,151,190)	4,255,425	24,294,516

Net investment income (loss)	402,393	422,494	1,220,048	1,099,697
Net realized gain (loss)	(3,272,292)	6,834,509	(201,447)	(562,689)
Change in net unrealized appreciation (depreciation)	(1,422,005)	2,618,114	3,529,664	(1,803,229)

Net income (loss)	(4,291,904)	9,875,117	4,548,265	(1,266,221)

Shareholders’ equity, end of period	$53,309,336	$53,234,065	$53,309,336	$53,234,065

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$4,548,265	$(1,266,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(3,529,664)	1,803,229
Decrease (Increase) in interest receivable	(15,543)	(91,187)
Increase (Decrease) in payable to Sponsor	6,218	20,276

Net cash provided by (used in) operating activities	1,009,276	466,097

Cash flow from financing activities
Proceeds from addition of shares	26,787,301	43,805,863
Payment on shares redeemed	(22,531,876)	(20,884,514)

Net cash provided by (used in) financing activities	4,255,425	22,921,349

Net increase (decrease) in cash	5,264,701	23,387,446
Cash, beginning of period	48,608,105	29,977,711

Cash, end of period	$53,872,806	$53,365,157

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,960,911 and $–, respectively)	$34,960,542	$—
Cash	55,574,044	88,861,451
Segregated cash balances with brokers for futures contracts	31,149,219	31,873,660
Receivable from capital shares sold	—	3,386,356
Receivable on open futures contracts	5,944,855	—
Interest receivable	294,550	341,824

Total assets	127,923,210	124,463,291

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,124,308	—
Payable on open futures contracts	—	2,372,844
Payable to Sponsor	96,463	93,113

Total liabilities	6,220,771	2,465,957

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	121,702,439	121,997,334

Total liabilities and shareholders’ equity	$127,923,210	$124,463,291

Shares outstanding	6,955,220	7,205,220

Net asset value per share	$17.50	$16.93

Market value per share (Note 2)	$17.42	$16.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$25,000,000	$24,983,042
4.182% due 10/21/25	10,000,000	9,977,500

Total short-term U.S. government and agency obligations (cost $34,960,911)		$34,960,542

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2025	1,308	$81,043,680	$6,281,733
WTI Crude Oil - NYMEX, expires June 2026	1,325	81,116,500	4,243,366
WTI Crude Oil - NYMEX, expires December 2026	1,331	81,217,620	1,603,590

			$12,128,689

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$1,262,490	$1,865,946	$4,373,667	$6,398,993

Expenses
Management fee	315,179	363,340	1,090,747	1,255,680
Brokerage commissions	46,312	51,598	169,510	149,398

Total expenses	361,491	414,938	1,260,257	1,405,078

Net investment income (loss)	900,999	1,451,008	3,113,410	4,993,915

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,631,229	12,329,007	45,775,241	(330,018)
Short-term U.S. government and agency obligations	—	179	(483)	6,958

Net realized gain (loss)	4,631,229	12,329,186	45,774,758	(323,060)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,727,299)	28,461,478	13,784,081	(7,530,570)
Short-term U.S. government and agency obligations	(369)	5,390	(369)	(3,790)

Change in net unrealized appreciation (depreciation)	(3,727,668)	28,466,868	13,783,712	(7,534,360)

Net realized and unrealized gain (loss)	903,561	40,796,054	59,558,470	(7,857,420)

Net income (loss)	$1,804,560	$42,247,062	$62,671,880	$(2,863,505)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$135,277,470	$177,620,038	$121,997,334	$188,963,592

Addition of 5,450,000, 2,250,000, 25,450,000 and 14,900,000 shares, respectively	88,618,278	37,421,194	410,876,000	253,860,259
Redemption of 6,000,000, 8,700,000, 25,700,000 and 19,050,000 shares, respectively	(103,997,869)	(160,558,341)	(473,842,775)	(343,230,393)

Net addition (redemption) of (550,000), (6,450,000), (250,000) and (4,150,000) shares, respectively	(15,379,591)	(123,137,147)	(62,966,775)	(89,370,134)

Net investment income (loss)	900,999	1,451,008	3,113,410	4,993,915
Net realized gain (loss)	4,631,229	12,329,186	45,774,758	(323,060)
Change in net unrealized appreciation (depreciation)	(3,727,668)	28,466,868	13,783,712	(7,534,360)

Net income (loss)	1,804,560	42,247,062	62,671,880	(2,863,505)

Shareholders’ equity, end of period	$121,702,439	$96,729,953	$121,702,439	$96,729,953

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$62,671,880	$(2,863,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(343,231,033)	(301,469,671)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	309,917,637	319,998,987
Net amortization and accretion on short-term U.S. government and agency obligations	(1,647,998)	(3,768,036)
Net realized (gain) loss on investments	483	(6,958)
Change in unrealized (appreciation) depreciation on investments	369	3,790
Decrease (Increase) in receivable on open futures contracts	(5,944,855)	90,623
Decrease (Increase) in interest receivable	47,274	128,550
Increase (Decrease) in payable to Sponsor	3,350	(49,412)
Increase (Decrease) in brokerage commissions and futures account fees payable	—	(3,509)
Increase (Decrease) in payable on open futures contracts	(2,372,844)	4,402,659

Net cash provided by (used in) operating activities	19,444,263	16,463,518

Cash flow from financing activities
Proceeds from addition of shares	414,262,356	253,860,259
Payment on shares redeemed	(467,718,467)	(343,398,535)

Net cash provided by (used in) financing activities	(53,456,111)	(89,538,276)

Net increase (decrease) in cash	(34,011,848)	(73,074,758)
Cash, beginning of period	120,735,111	141,574,168

Cash, end of period	$86,723,263	$68,499,410

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $64,845,737 and $–, respectively)	$64,846,501	$—
Cash	43,984,384	177,262,462
Segregated cash balances with brokers for futures contracts	46,401,042	81,628,795
Receivable from capital shares sold	7,071,768	—
Receivable on open futures contracts	—	19,205,533
Interest receivable	370,765	405,754

Total assets	162,674,460	278,502,544

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	17,443,727
Payable on open futures contracts	3,999,443	—
Brokerage commissions and futures account fees payable	3,572	3,166
Payable to Sponsor	133,487	115,508

Total liabilities	4,136,502	17,562,401

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	158,537,958	260,940,143

Total liabilities and shareholders’ equity	$162,674,460	$278,502,544

Shares outstanding	4,483,712	5,983,712

Net asset value per share	$35.36	$43.61

Market value per share (Note 2)	$34.79	$42.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(41% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$25,000,000	$24,983,043
4.182% due 10/21/25	10,000,000	9,977,500
4.140% due 11/04/25	30,000,000	29,885,958

Total short-term U.S. government and agency obligations (cost $64,845,737)		$64,846,501

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2025	9,600	$317,088,000	$13,136,253

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$1,926,416	$1,150,564	$10,289,665	$4,075,138

Expenses
Management fee	477,225	224,779	2,536,994	797,283
Brokerage commissions	167,957	156,391	1,197,519	722,643
Futures account fees	12,126	6,899	84,863	33,910

Total expenses	657,308	388,069	3,819,376	1,553,836

Net investment income (loss)	1,269,108	762,495	6,470,289	2,521,302

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	116,766,252	90,006,232	19,539,524	90,097,297
Short-term U.S. government and agency obligations	33	(2,218)	(8,305)	(3,961)

Net realized gain (loss)	116,766,285	90,004,014	19,531,219	90,093,336

Change in net unrealized appreciation (depreciation) on
Futures contracts	(27,090,196)	(55,772,673)	39,266,757	(11,395,023)
Short-term U.S. government and agency obligations	259	8,364	764	7,761

Change in net unrealized appreciation (depreciation)	(27,089,937)	(55,764,309)	39,267,521	(11,387,262)

Net realized and unrealized gain (loss)	89,676,348	34,239,705	58,798,740	78,706,074

Net income (loss)	$90,945,456	$35,002,200	$65,269,029	$81,227,376

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$283,266,637	$147,292,427	$260,940,143	$140,963,092

Addition of 6,050,000, 2,700,000, 71,800,000 and 16,700,000 shares, respectively	183,706,873	167,655,268	1,773,382,468	864,763,170
Redemption of 12,700,000, 3,250,000, 73,300,000 and 17,200,000 shares, respectively	(399,381,008)	(217,256,870)	(1,941,053,682)	(954,260,613)

Net addition (redemption) of (6,650,000), (550,000), (1,500,000) and (500,000) shares, respectively	(215,674,135)	(49,601,602)	(167,671,214)	(89,497,443)

Net investment income (loss)	1,269,108	762,495	6,470,289	2,521,302
Net realized gain (loss)	116,766,285	90,004,014	19,531,219	90,093,336
Change in net unrealized appreciation (depreciation)	(27,089,937)	(55,764,309)	39,267,521	(11,387,262)

Net income (loss)	90,945,456	35,002,200	65,269,029	81,227,376

Shareholders’ equity, end of period	$158,537,958	$132,693,025	$158,537,958	$132,693,025

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$65,269,029	$81,227,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(989,236,463)	(232,607,254)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	929,395,135	189,472,679
Net amortization and accretion on short-term U.S. government and agency obligations	(5,012,714)	(1,757,186)
Net realized (gain) loss on investments	8,305	3,961
Change in unrealized (appreciation) depreciation on investments	(764)	(7,761)
Decrease (Increase) in receivable on open futures contracts	19,205,533	4,446,202
Decrease (Increase) in interest receivable	34,989	292,861
Increase (Decrease) in payable to Sponsor	17,979	(40,487)
Increase (Decrease) in brokerage commissions and futures account fees payable	406	(9,361)
Increase (Decrease) in payable on open futures contracts	3,999,443	(7,601,565)

Net cash provided by (used in) operating activities	23,680,878	33,419,465

Cash flow from financing activities
Proceeds from addition of shares	1,766,310,700	871,648,583
Payment on shares redeemed	(1,958,497,409)	(954,260,613)

Net cash provided by (used in) financing activities	(192,186,709)	(82,612,030)

Net increase (decrease) in cash	(168,505,831)	(49,192,565)
Cash, beginning of period	258,891,257	136,172,565

Cash, end of period	$90,385,426	$86,980,000

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$29,719,293	$36,236,198
Segregated cash balances with brokers for foreign currency forward contracts	3,911,088	4,402,112
Unrealized appreciation on foreign currency forward contracts	868	1,189,827
Interest receivable	97,822	129,971

Total assets	33,729,071	41,958,108

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	26,232	32,657
Unrealized depreciation on foreign currency forward contracts	77,707	32,777

Total liabilities	103,939	65,434

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	33,625,132	41,892,674

Total liabilities and shareholders’ equity	$33,729,071	$41,958,108

Shares outstanding	1,200,000	1,200,000

Net asset value per share	$28.02	$34.91

Market value per share (Note 2)	$28.01	$34.92

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

Foreign Currency Forward Contracts ^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/10/25	2,946,000	$3,460,997	$(22,894)
Euro with UBS AG	10/10/25	1,242,000	1,459,117	868

Total Unrealized Depreciation				$(22,026)

Contracts to Sell
Euro with Goldman Sachs International	10/10/25	(33,832,263)	$(39,746,559)	$(30,619)
Euro with UBS AG	10/10/25	(27,722,199)	(32,568,382)	(24,194)

Total Unrealized Depreciation				$(54,813)

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$311,072	$400,294	$962,527	$1,288,483

Expenses
Management fee	81,835	84,768	250,845	270,996

Total expenses	81,835	84,768	250,845	270,996

Net investment income (loss)	229,237	315,526	711,682	1,017,487

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,411,883)	(1,317,854)	(6,979,829)	(1,360,955)
Short-term U.S. government and agency obligations	—	—	119	4,641

Net realized gain (loss)	(1,411,883)	(1,317,854)	(6,979,710)	(1,356,314)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,649,460	(1,247,585)	(1,233,889)	1,521,143

Change in net unrealized appreciation (depreciation)	1,649,460	(1,247,585)	(1,233,889)	1,521,143

Net realized and unrealized gain (loss)	237,577	(2,565,439)	(8,213,599)	164,829

Net income (loss)	$466,814	$(2,249,913)	$(7,501,917)	$1,182,316

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$31,567,012	$38,226,983	$41,892,674	$39,367,550

Addition of 200,000, –, 550,000 and 50,000 shares, respectively	5,827,979	—	16,228,321	1,591,183
Redemption of 150,000, 100,000, 550,000 and 300,000 shares, respectively	(4,236,673)	(3,064,562)	(16,993,946)	(9,228,541)

Net addition (redemption) of 50,000, (100,000), – and (250,000) shares, respectively	1,591,306	(3,064,562)	(765,625)	(7,637,358)

Net investment income (loss)	229,237	315,526	711,682	1,017,487
Net realized gain (loss)	(1,411,883)	(1,317,854)	(6,979,710)	(1,356,314)
Change in net unrealized appreciation (depreciation)	1,649,460	(1,247,585)	(1,233,889)	1,521,143

Net income (loss)	466,814	(2,249,913)	(7,501,917)	1,182,316

Shareholders’ equity, end of period	$33,625,132	$32,912,508	$33,625,132	$32,912,508

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(7,501,917)	$1,182,316
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	119	4,641
Net realized (gain) loss on investments	(119)	(4,641)
Change in unrealized (appreciation) depreciation on investments	1,233,889	(1,521,143)
Decrease (Increase) in interest receivable	32,149	37,169
Increase (Decrease) in payable to Sponsor	(6,425)	(6,708)

Net cash provided by (used in) operating activities	(6,242,304)	(308,366)

Cash flow from financing activities
Proceeds from addition of shares	16,228,321	1,591,183
Payment on shares redeemed	(16,993,946)	(9,228,541)

Net cash provided by (used in) financing activities	(765,625)	(7,637,358)

Net increase (decrease) in cash	(7,007,929)	(7,945,724)
Cash, beginning of period	40,638,310	41,090,342

Cash, end of period	$33,630,381	$33,144,618

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$53,898,975	$13,148,117
Segregated cash balances with brokers for futures contracts	2,017,900	588,800
Segregated cash balances with brokers for swap agreements	12,161,176	2,782,413
Unrealized appreciation on swap agreements	—	141,581
Interest receivable	173,607	61,820

Total assets	68,251,658	16,722,731

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	837,316	—
Payable on open futures contracts	75,629	82,309
Payable to Sponsor	48,942	15,994
Unrealized depreciation on swap agreements	4,099,058	—

Total liabilities	5,060,945	98,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	63,190,713	16,624,428

Total liabilities and shareholders’ equity	$68,251,658	$16,722,731

Shares outstanding (Note 1)	3,773,421	473,489

Net asset value per share (Note 1)	$16.75	$35.11

Market value per share (Note 1) (Note 2)	$16.64	$35.16

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2025	118	$45,703,760	$(2,081,600)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/25	$(58,656,740)	$(2,973,639)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/25	(8,718,813)	(441,755)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/25	(13,485,622)	(683,664)

Total Unrealized Depreciation				$(4,099,058)

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$543,256	$148,896	$1,468,731	$468,826

Expenses
Management fee	155,211	34,177	411,660	105,887
Brokerage commissions	2,719	920	14,541	3,138

Total expenses	157,930	35,097	426,201	109,025

Net investment income (loss)	385,326	113,799	1,042,530	359,801

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,131,476)	(722,224)	1,974,272	(2,348,472)
Swap agreements	(7,008,905)	(687,295)	(8,711,158)	(2,975,334)

Net realized gain (loss)	(9,140,381)	(1,409,519)	(6,736,886)	(5,323,806)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,544,052)	(291,313)	(2,202,656)	20,023
Swap agreements	(5,507,055)	(1,471,680)	(4,240,639)	(863,159)

Change in net unrealized appreciation (depreciation)	(8,051,107)	(1,762,993)	(6,443,295)	(843,136)

Net realized and unrealized gain (loss)	(17,191,488)	(3,172,512)	(13,180,181)	(6,166,942)

Net income (loss)	$(16,806,162)	$(3,058,713)	$(12,137,651)	$(5,807,141)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$76,838,176	$16,131,791	$16,624,428	$11,795,779

Addition of 2,650,000, 300,000, 16,350,000 and 625,000 shares, respectively (Note 1)	51,416,393	10,718,138	359,391,795	25,250,693
Redemption of 2,300,000, 150,000, 13,050,068 and 325,000 shares, respectively (Note 1)	(48,257,694)	(5,732,726)	(300,687,859)	(13,180,841)

Net addition (redemption) of 350,000, 150,000, 3,299,932 and 300,000 shares, respectively (Note 1)	3,158,699	4,985,412	58,703,936	12,069,852

Net investment income (loss)	385,326	113,799	1,042,530	359,801
Net realized gain (loss)	(9,140,381)	(1,409,519)	(6,736,886)	(5,323,806)
Change in net unrealized appreciation (depreciation)	(8,051,107)	(1,762,993)	(6,443,295)	(843,136)

Net income (loss)	(16,806,162)	(3,058,713)	(12,137,651)	(5,807,141)

Shareholders’ equity, end of period	$63,190,713	$18,058,490	$63,190,713	$18,058,490

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(12,137,651)	$(5,807,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	4,240,639	863,159
Decrease (Increase) in receivable on open futures contracts	—	(20,392)
Decrease (Increase) in interest receivable	(111,787)	(3,914)
Increase (Decrease) in payable to Sponsor	32,948	1,279
Increase (Decrease) in payable on open futures contracts	(6,680)	—

Net cash provided by (used in) operating activities	(7,982,531)	(4,967,009)

Cash flow from financing activities
Proceeds from addition of shares	359,391,795	25,250,693
Payment on shares redeemed	(299,850,543)	(13,180,841)

Net cash provided by (used in) financing activities	59,541,252	12,069,852

Net increase (decrease) in cash	51,558,721	7,102,843
Cash, beginning of period	16,519,330	11,946,483

Cash, end of period	$68,078,051	$19,049,326

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$21,848,817	$10,846,306
Segregated cash balances with brokers for futures contracts	1,536,000	839,500
Segregated cash balances with brokers for swap agreements	12,165,917	9,082,795
Unrealized appreciation on swap agreements	—	2,954,018
Receivable on open futures contracts	285,866	8,500
Interest receivable	56,977	49,804

Total assets	35,893,577	23,780,923

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,548,373	—
Payable on open futures contracts	—	9,092
Payable to Sponsor	20,875	19,212
Unrealized depreciation on swap agreements	3,972,249	—

Total liabilities	5,541,497	28,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,352,080	23,752,619

Total liabilities and shareholders’ equity	$35,893,577	$23,780,923

Shares outstanding	1,960,264	560,264

Net asset value per share	$15.48	$42.40

Market value per share (Note 2)	$15.37	$42.00

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2025	95	$22,154,000	$(1,395,989)

Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/25	$(16,586,295)	$(1,728,291)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	10/06/25	(17,367,383)	(1,766,648)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	10/06/25	(2,395,647)	(243,755)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	10/06/25	(2,295,985)	(233,555)

Total Unrealized Depreciation				$(3,972,249)

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of September 30, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$202,742	$672,005	$607,679	$1,650,859

Expenses
Management fee	68,100	149,940	202,348	380,119
Brokerage commissions	3,060	14,921	13,179	34,808

Total expenses	71,160	164,861	215,527	414,927

Net investment income (loss)	131,582	507,144	392,152	1,235,932

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,886,271)	(343,339)	(4,406,449)	(2,680,569)
Swap agreements	(4,960,701)	6,337,066	(8,876,741)	(1,615,822)

Net realized gain (loss)	(6,846,972)	5,993,727	(13,283,190)	(4,296,391)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,013,669)	(898,913)	(1,907,904)	(1,705,528)
Swap agreements	(4,259,901)	(8,621,838)	(6,926,267)	(4,331,001)

Change in net unrealized appreciation (depreciation)	(6,273,570)	(9,520,751)	(8,834,171)	(6,036,529)

Net realized and unrealized gain (loss)	(13,120,542)	(3,527,024)	(22,117,361)	(10,332,920)

Net income (loss)	$(12,988,960)	$(3,019,880)	$(21,725,209)	$(9,096,988)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$35,410,975	$76,198,743	$23,752,619	$65,149,686

Addition of 2,100,000, 687,500, 4,750,000 and 2,937,500 shares, respectively	40,349,909	27,486,842	120,402,312	143,592,568
Redemption of 1,500,000, 1,537,500, 3,350,000 and 2,987,500 shares, respectively	(32,419,844)	(68,442,983)	(92,077,642)	(167,422,544)

Net addition (redemption) of 600,000, (850,000), 1,400,000 and (50,000) shares, respectively	7,930,065	(40,956,141)	28,324,670	(23,829,976)

Net investment income (loss)	131,582	507,144	392,152	1,235,932
Net realized gain (loss)	(6,846,972)	5,993,727	(13,283,190)	(4,296,391)
Change in net unrealized appreciation (depreciation)	(6,273,570)	(9,520,751)	(8,834,171)	(6,036,529)

Net income (loss)	(12,988,960)	(3,019,880)	(21,725,209)	(9,096,988)

Shareholders’ equity, end of period	$30,352,080	$32,222,722	$30,352,080	$32,222,722

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(21,725,209)	$(9,096,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	6,926,267	4,331,001
Decrease (Increase) in receivable on open futures contracts	(277,366)	240,198
Decrease (Increase) in interest receivable	(7,173)	56,956
Increase (Decrease) in payable to Sponsor	1,663	(14,490)
Increase (Decrease) in payable on open futures contracts	(9,092)	—

Net cash provided by (used in) operating activities	(15,090,910)	(4,483,323)

Cash flow from financing activities
Proceeds from addition of shares	120,402,312	144,499,593
Payment on shares redeemed	(90,529,269)	(167,422,544)

Net cash provided by (used in) financing activities	29,873,043	(22,922,951)

Net increase (decrease) in cash	14,782,133	(27,406,274)
Cash, beginning of period	20,768,601	64,596,871

Cash, end of period	$35,550,734	$37,190,597

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$21,477,909	$21,059,078
Segregated cash balances with brokers for foreign currency forward contracts	2,487,690	2,736,018
Unrealized appreciation on foreign currency forward contracts	386,989	2,283,588
Receivable from capital shares sold	4,452,385	—
Interest receivable	83,381	76,797

Total assets	28,888,354	26,155,481

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	21,772	19,957
Unrealized depreciation on foreign currency forward contracts	57,868	55,229

Total liabilities	79,640	75,186

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,808,714	26,080,295

Total liabilities and shareholders’ equity	$28,888,354	$26,155,481

Shares outstanding	647,160	547,160

Net asset value per share	$44.52	$47.66

Market value per share (Note 2)	$44.58	$46.68

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/10/25	1,489,706,000	$10,085,086	$(57,868)
Yen with UBS AG	10/10/25	895,877,000	6,064,953	56,297

Total Unrealized Depreciation				$(1,571)

Contracts to Sell
Yen with Goldman Sachs International	10/10/25	(5,019,125,165)	$(33,978,724)	$191,111
Yen with UBS AG	10/10/25	(5,878,242,424)	(39,794,820)	139,581

Total Unrealized Appreciation				$330,692

^
The positions and counterparties herein are as of September 30, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$252,079	$449,333	$669,840	$1,220,993

Expenses
Management fee	65,061	93,279	172,164	256,361

Total expenses	65,061	93,279	172,164	256,361

Net investment income (loss)	187,018	356,054	497,676	964,632

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	844,126	(5,013,671)	(452,892)	1,109,169
Short-term U.S. government and agency obligations	—	—	91	3,541

Net realized gain (loss)	844,126	(5,013,671)	(452,801)	1,112,710

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	616,122	(3,366,298)	(1,899,238)	1,101,721

Change in net unrealized appreciation (depreciation)	616,122	(3,366,298)	(1,899,238)	1,101,721

Net realized and unrealized gain (loss)	1,460,248	(8,379,969)	(2,352,039)	2,214,431

Net income (loss)	$1,647,266	$(8,023,915)	$(1,854,363)	$3,179,063

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$20,559,703	$47,495,032	$26,080,295	$24,010,010

Addition of 500,000, 300,000, 750,000 and 900,000 shares, respectively	22,025,707	12,483,356	32,873,388	37,504,826
Redemption of 350,000, 400,000, 650,000 and 700,000 shares, respectively	(15,423,962)	(17,049,549)	(28,290,606)	(29,788,975)

Net addition (redemption) of 150,000, (100,000), 100,000 and 200,000 shares, respectively	6,601,745	(4,566,193)	4,582,782	7,715,851

Net investment income (loss)	187,018	356,054	497,676	964,632
Net realized gain (loss)	844,126	(5,013,671)	(452,801)	1,112,710
Change in net unrealized appreciation (depreciation)	616,122	(3,366,298)	(1,899,238)	1,101,721

Net income (loss)	1,647,266	(8,023,915)	(1,854,363)	3,179,063

Shareholders’ equity, end of period	$28,808,714	$34,904,924	$28,808,714	$34,904,924

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(1,854,363)	$3,179,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	91	3,541
Net realized (gain) loss on investments	(91)	(3,541)
Change in unrealized (appreciation) depreciation on investments	1,899,238	(1,101,721)
Decrease (Increase) in interest receivable	(6,584)	(34,604)
Increase (Decrease) in payable to Sponsor	1,815	7,853

Net cash provided by (used in) operating activities	40,106	2,050,591

Cash flow from financing activities
Proceeds from addition of shares	28,421,003	37,504,826
Payment on shares redeemed	(28,290,606)	(29,788,975)

Net cash provided by (used in) financing activities	130,397	7,715,851

Net increase (decrease) in cash	170,503	9,766,442
Cash, beginning of period	23,795,096	25,242,327

Cash, end of period	$23,965,599	$35,008,769

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash	$38,272,676	$24,122,440
Segregated cash balances with brokers for futures contracts	6,226,012	3,959,399
Receivable on open futures contracts	—	557
Interest receivable	127,445	99,278

Total assets	44,626,133	28,181,674

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	73,925	50,382
Brokerage commissions and futures account fees payable	1,701	1,656
Payable to Sponsor	27,860	18,426

Total liabilities	103,486	70,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	44,522,647	28,111,210

Total liabilities and shareholders’ equity	$44,626,133	$28,181,674

Shares outstanding	2,812,403	1,937,403

Net asset value per share	$15.83	$14.51

Market value per share (Note 2)	$15.82	$14.46

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures – Cboe, expires January 2026	422	$8,730,547	$(463,832)
VIX Futures – Cboe, expires February 2026	703	14,846,376	(674,131)
VIX Futures – Cboe, expires March 2026	703	14,926,166	(393,315)
VIX Futures – Cboe, expires April 2026	281	6,027,450	(29,900)

			$(1,561,178)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$322,262	$370,229	$820,355	$1,992,242

Expenses
Management fee	74,709	66,736	188,230	354,943
Brokerage commissions	10,101	8,201	28,555	94,413
Futures account fees	4,599	4,605	9,723	21,146

Total expenses	89,409	79,542	226,508	470,502

Net investment income (loss)	232,853	290,687	593,847	1,521,740

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,349,262)	2,713,658	4,084,920	(12,344,229)
Short-term U.S. government and agency obligations	—	271	84	3,549

Net realized gain (loss)	(1,349,262)	2,713,929	4,085,004	(12,340,680)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,372,511)	457,557	(1,583,444)	4,340,208
Short-term U.S. government and agency obligations	—	(2,519)	—	—

Change in net unrealized appreciation (depreciation)	(1,372,511)	455,038	(1,583,444)	4,340,208

Net realized and unrealized gain (loss)	(2,721,773)	3,168,967	2,501,560	(8,000,472)

Net income (loss)	$(2,488,920)	$3,459,654	$3,095,407	$(6,478,732)

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$21,537,610	$33,401,452	$28,111,210	$37,866,143

Addition of 1,600,000, 825,000, 2,925,000 and 9,450,000 shares, respectively	26,715,374	12,229,924	47,261,354	147,418,801
Redemption of 75,000, 575,000, 2,050,000 and 9,125,000 shares, respectively	(1,241,417)	(10,107,196)	(33,945,324)	(139,822,378)

Net addition (redemption) of 1,525,000, 250,000, 875,000 and 325,000 shares, respectively	25,473,957	2,122,728	13,316,030	7,596,423

Net investment income (loss)	232,853	290,687	593,847	1,521,740
Net realized gain (loss)	(1,349,262)	2,713,929	4,085,004	(12,340,680)
Change in net unrealized appreciation (depreciation)	(1,372,511)	455,038	(1,583,444)	4,340,208

Net income (loss)	(2,488,920)	3,459,654	3,095,407	(6,478,732)

Shareholders’ equity, end of period	$44,522,647	$38,983,834	$44,522,647	$38,983,834

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$3,095,407	$(6,478,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(49,330,764)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	84	49,719,851
Net amortization and accretion on short-term U.S. government and agency obligations	—	(385,538)
Net realized (gain) loss on investments	(84)	(3,549)
Decrease (Increase) in receivable on open futures contracts	557	137,945
Decrease (Increase) in interest receivable	(28,167)	47,971
Increase (Decrease) in payable to Sponsor	9,434	(3,138)
Increase (Decrease) in brokerage commissions and futures account fees payable	45	(977)
Increase (Decrease) in payable on open futures contracts	23,543	474,255

Net cash provided by (used in) operating activities	3,100,819	(5,822,676)

Cash flow from financing activities
Proceeds from addition of shares	47,261,354	147,418,801
Payment on shares redeemed	(33,945,324)	(139,822,378)

Net cash provided by (used in) financing activities	13,316,030	7,596,423

Net increase (decrease) in cash	16,416,849	1,773,747
Cash, beginning of period	28,081,839	37,611,189

Cash, end of period	$44,498,688	$39,384,936

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $129,526,844 and $24,931,067, respectively)	$129,533,779	$24,937,875
Cash	60,490,726	54,919,200
Segregated cash balances with brokers for futures contracts	138,214,552	50,955,604
Receivable on open futures contracts	2,618,122	2,613,474
Interest receivable	616,620	310,926

Total assets	331,473,799	133,737,079

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,712,496	—
Brokerage commissions and futures account fees payable	26,111	9,271
Payable to Sponsor	150,710	86,193

Total liabilities	1,889,317	95,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	329,584,482	133,641,615

Total liabilities and shareholders’ equity	$331,473,799	$133,737,079

Shares outstanding	10,241,252	2,966,252

Net asset value per share	$32.18	$45.05

Market value per share (Note 2)	$32.30	$45.02

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
4.329% due 10/07/25	$20,000,000	$19,986,434
4.182% due 10/21/25	10,000,000	9,977,500
4.140% due 11/04/25	50,000,000	49,809,930
4.203% due 11/13/25	50,000,000	49,759,915

Total short-term U.S. government and agency obligations
(cost $129,526,844)		$129,533,779

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2025	10,829	$190,460,452	$(10,656,130)
VIX Futures - Cboe, expires November 2025	7,218	138,940,726	(1,004,955)

			$(11,661,085)

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$2,597,119	$1,554,282	$5,348,650	$4,932,465

Expenses
Management fee	628,098	298,739	1,280,780	945,176
Brokerage commissions	160,166	109,695	448,329	189,358
Futures account fees	61,987	25,438	150,648	89,976

Total expenses	850,251	433,872	1,879,757	1,224,510

Net investment income (loss)	1,746,868	1,120,410	3,468,893	3,707,955

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(109,920,952)	47,467,197	(33,147,346)	(11,804,121)
Short-term U.S. government and agency obligations	100	(1,223)	727	3,607

Net realized gain (loss)	(109,920,852)	47,465,974	(33,146,619)	(11,800,514)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(1,519,372)	5,170,981	(16,054,412)	12,174,255
Short-term U.S. government and agency obligations	6,935	8,134	127	(3,751)

Change in net unrealized appreciation (depreciation)	(1,512,437)	5,179,115	(16,054,285)	12,170,504

Net realized and unrealized gain (loss)	(111,433,289)	52,645,089	(49,200,904)	369,990

Net income (loss)	$(109,686,421)	$53,765,499	$(45,732,011)	$4,077,945

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$164,541,842	$148,420,028	$133,641,615	$157,321,746

Addition of 7,000,000, 2,637,500, 14,225,000 and 4,512,500 shares, respectively	284,674,514	119,479,226	617,353,813	215,111,517
Redemption of 275,000, 2,725,000, 6,950,000 and 3,712,500 shares, respectively	(9,945,453)	(158,267,320)	(375,678,935)	(213,113,775)

Net addition (redemption) of 6,725,000, (87,500), 7,275,000 and 800,000 shares, respectively	274,729,061	(38,788,094)	241,674,878	1,997,742

Net investment income (loss)	1,746,868	1,120,410	3,468,893	3,707,955
Net realized gain (loss)	(109,920,852)	47,465,974	(33,146,619)	(11,800,514)
Change in net unrealized appreciation (depreciation)	(1,512,437)	5,179,115	(16,054,285)	12,170,504

Net income (loss)	(109,686,421)	53,765,499	(45,732,011)	4,077,945

Shareholders’ equity, end of period	$329,584,482	$163,397,433	$329,584,482	$163,397,433

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$(45,732,011)	$4,077,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(397,638,916)	(242,444,601)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	294,724,927	239,782,389
Net amortization and accretion on short-term U.S. government and agency obligations	(1,681,061)	(2,462,980)
Net realized (gain) loss on investments	(727)	(3,607)
Change in unrealized (appreciation) depreciation on investments	(127)	3,751
Decrease (Increase) in receivable on open futures contracts	(4,648)	2,362,837
Decrease (Increase) in interest receivable	(305,694)	(30,058)
Increase (Decrease) in payable to Sponsor	64,517	12,394
Increase (Decrease) in brokerage commissions and futures account fees payable	16,840	(5,916)
Increase (Decrease) in payable on open futures contracts	1,712,496	2,827,581

Net cash provided by (used in) operating activities	(148,844,404)	4,119,735

Cash flow from financing activities
Proceeds from addition of shares	617,353,813	215,111,517
Payment on shares redeemed	(375,678,935)	(213,113,775)

Net cash provided by (used in) financing activities	241,674,878	1,997,742

Net increase (decrease) in cash	92,830,474	6,117,477
Cash, beginning of period	105,874,804	95,126,975

Cash, end of period	$198,705,278	$101,244,452

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,242,816,917 and $473,690,268, respectively)	$2,242,894,070	$473,819,625
Cash	914,912,676	1,765,501,542
Segregated cash balances with brokers for futures contracts	1,057,475,757	622,689,660
Segregated cash balances with brokers for foreign currency forward contracts	13,926,728	16,562,030
Segregated cash balances with brokers for swap agreements	174,387,662	172,690,806
Unrealized appreciation on swap agreements	138,416,724	41,311,209
Unrealized appreciation on foreign currency forward contracts	399,316	3,621,921
Receivable from capital shares sold	28,501,972	14,352,999
Receivable on open futures contracts	44,189,812	35,746,889
Interest receivable	6,499,218	5,627,491

Total assets	4,621,603,935	3,151,924,172

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	67,884,921	20,192,198
Payable on open futures contracts	19,871,076	44,527,123
Brokerage commissions and futures account fees payable	128,953	59,280
Payable to Sponsor	3,230,935	2,525,993
Unrealized depreciation on swap agreements	9,115,646	54,867,040
Unrealized depreciation on foreign currency forward contracts	823,326	4,618,937

Total liabilities	101,054,857	126,790,571

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,520,549,078	3,025,133,601

Total liabilities and shareholders’ equity	$4,621,603,935	$3,151,924,172

Shares outstanding (Note 1)	167,898,328	98,048,396

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Interest	$35,035,517	$39,528,194	$97,594,828	$106,909,661
Expenses
Management fee	9,646,879	7,995,932	25,738,122	22,614,312
Brokerage commissions	2,069,590	2,024,482	6,222,172	5,855,049
Futures account fees	376,767	171,268	926,217	571,653

Total expenses	12,093,236	10,191,682	32,886,511	29,041,014

Net investment income (loss)	22,942,281	29,336,512	64,708,317	77,868,647

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(479,137,704)	(307,323,493)	34,173,246	(402,765,202)
Swap agreements	138,642,579	(135,617,033)	281,439,795	101,481,166
Foreign currency forward contracts	(3,619,358)	685,622	(6,636,327)	(706,613)
Short-term U.S. government and agency obligations	1,963	(2,730)	(7,238)	68,411

Net realized gain (loss)	(344,112,520)	(442,257,634)	308,969,476	(301,922,238)

Change in net unrealized appreciation (depreciation) on
Futures contracts	262,020,671	310,081,124	157,783,445	140,846,867
Swap agreements	134,779,200	92,748,602	142,856,909	79,434,255
Foreign currency forward contracts	409,398	(1,808,721)	573,006	559,336
Short-term U.S. government and agency obligations	73,421	229,199	(52,204)	103,742

Change in net unrealized appreciation (depreciation)	397,282,690	401,250,204	301,161,156	220,944,200

Net realized and unrealized gain (loss)	53,170,170	(41,007,430)	610,130,632	(80,978,038)

Net income (loss)	$76,112,451	$(11,670,918)	$674,838,949	$(3,109,391)

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shareholders’ equity, beginning of period	$3,651,955,802	$3,121,155,340	$3,025,133,601	$3,282,832,126

Addition of 119,050,000, 76,550,000, 388,950,000 and 163,565,000 shares, respectively (Note 1)	2,984,794,086	2,755,933,016	10,372,706,221	6,212,835,038
Redemption of 77,150,000, 66,167,500, 319,100,068 and 153,621,248 shares, respectively (Note 1)	(2,192,313,261)	(2,396,205,904)	(9,552,129,693)	(6,023,346,239)

Net addition (redemption) of 41,900,000, 10,382,500, 69,849,932 and 9,943,752 shares, respectively (Note 1)	792,480,825	359,727,112	820,576,528	189,488,799

Net investment income (loss)	22,942,281	29,336,512	64,708,317	77,868,647
Net realized gain (loss)	(344,112,520)	(442,257,634)	308,969,476	(301,922,238)
Change in net unrealized appreciation (depreciation)	397,282,690	401,250,204	301,161,156	220,944,200

Net income (loss)	76,112,451	(11,670,918)	674,838,949	(3,109,391)

Shareholders’ equity, end of period	$4,520,549,078	$3,469,211,534	$4,520,549,078	$3,469,211,534

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income (loss)	$674,838,949	$(3,109,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,425,920,779)	(5,040,839,051)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	7,699,905,958	4,121,998,020
Net amortization and accretion on short-term U.S. government and agency obligations	(43,119,066)	(49,334,959)
Net realized (gain) loss on investments	7,238	(68,411)
Change in unrealized (appreciation) depreciation on investments	(143,377,711)	(80,097,333)
Decrease (Increase) in receivable on futures contracts	(8,442,923)	(2,257,567)
Decrease (Increase) in interest receivable	(871,727)	828,668
Increase (Decrease) in payable to Sponsor	704,942	(76,656)
Increase (Decrease) in brokerage commissions and futures account fees payable	69,673	(85,759)
Increase (Decrease) in payable on futures contracts	(24,656,047)	(12,205,145)

Net cash provided by (used in) operating activities	(1,270,861,493)	(1,065,247,584)

Cash flow from financing activities
Proceeds from addition of shares	10,358,557,248	6,232,893,251
Payment on shares redeemed	(9,504,436,970)	(5,988,506,513)

Net cash provided by (used in) financing activities	854,120,278	244,386,738

Net increase (decrease) in cash	(416,741,215)	(820,860,846)
Cash, beginning of period	2,577,444,038	2,597,706,107

Cash, end of period	$2,160,702,823	$1,776,845,261

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2025, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the nine months September 30, 2025, and during the year ended December 31, 2024. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2025 and 2024, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2025 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 30, 2025
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 30, 2025
Ultra Bloomberg Crude Oil,
Ultra Bloomberg Natural Gas,
UltraShort Bloomberg Crude Oil and			September 30, 2025
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2025
Ultra Euro,			September 30, 2025
Ultra Yen,			September 30, 2025
UltraShort Euro and
UltraShort Yen	3:00 p.m.	4:00 p.m.	September 30, 2025
Short VIX Short-Term Futures ETF,			September 30, 2025
Ultra VIX Short-Term Futures ETF,			September 30, 2025
VIX Mid-Term Futures ETF and
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m .	September 30, 2025

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2025.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2025.
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

The following table summarizes the valuation of investments at September 30, 2025 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$89,767,081	$6,713,866	$—	$—	$96,480,947
ProShares Ultra Bloomberg Crude Oil	154,501,105	1,336,739	—	(1,044,339)	154,793,505
ProShares Ultra Bloomberg Natural Gas	308,827,473	(1,049,205)	—	—	307,778,268
ProShares Ultra Euro	—	—	9,341	—	9,341
ProShares Ultra Gold	608,009,273	101,806,050	—	34,537,917	744,353,240
ProShares Ultra Silver	742,885,457	143,513,534	—	103,878,807	990,277,798
ProShares Ultra VIX Short-Term Futures ETF	109,562,859	(36,096,377)	—	—	73,466,482
ProShares Ultra Yen	—	—	(685,633)	—	(685,633)
ProShares UltraShort Bloomberg Crude Oil	34,960,542	12,128,689	—	—	47,089,231
ProShares UltraShort Bloomberg Natural Gas	64,846,501	13,136,253	—	—	77,982,754
ProShares UltraShort Euro	—	—	(76,839)	—	(76,839)
ProShares UltraShort Gold	—	(2,081,600)	—	(4,099,058)	(6,180,658)
ProShares UltraShort Silver	—	(1,395,989)	—	(3,972,249)	(5,368,238)
ProShares UltraShort Yen	—	—	329,121	—	329,121
ProShares VIX Mid-Term Futures ETF	—	(1,561,178)	—	—	(1,561,178)
ProShares VIX Short-Term Futures ETF	129,533,779	(11,661,085)	—	—	117,872,694

Combined Trust:	$2,242,894,070	$224,789,697	$(424,010)	$129,301,078	$2,596,560,835

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the quarter ended September 30, 2025.

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
As of September 30, 2025 and December 31, 2024, the Funds did not have any open repurchase agreements.

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2025 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of September 30, 2025

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$6,713,866	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			36,096,377	*
	ProShares VIX Mid-Term Futures ETF		—			1,561,178	*
	ProShares VIX Short-Term Futures ETF		—			11,661,085	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		2,073,863	*		1,781,463	*
	ProShares Ultra Bloomberg Natural Gas		—			1,049,205	*
	ProShares Ultra Gold		136,343,967	*		—
	ProShares Ultra Silver		247,392,341	*		—
	ProShares UltraShort Bloomberg Crude Oil		12,128,689	*		—
	ProShares UltraShort Bloomberg Natural Gas		13,136,253	*		—
	ProShares UltraShort Gold		—			6,180,658	*
	ProShares UltraShort Silver		—			5,368,238	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		10,075			734
	ProShares Ultra Yen		1,384			687,017
	ProShares UltraShort Euro		868			77,707
	ProShares UltraShort Yen		386,989			57,868

		Combined Trust:	$418,188,295	*		$64,521,530	*

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

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$46,614,443	$(3,678,476)
		ProShares Ultra VIX Short-Term Futures ETF	(410,233,402)	19,280,389
		ProShares VIX Mid-Term Futures ETF	(1,349,262)	(1,372,511)
		ProShares VIX Short-Term Futures ETF	(109,920,952)	(1,519,372)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	15,487,274	(7,013,761)
		ProShares Ultra Bloomberg Natural Gas	(163,780,916)	28,718,499
		ProShares Ultra Gold	38,694,044	144,525,613
		ProShares Ultra Silver	138,583,518	263,001,662
		ProShares UltraShort Bloomberg Crude Oil	4,631,229	(3,727,299)
		ProShares UltraShort Bloomberg Natural Gas	116,766,252	(27,090,196)
		ProShares UltraShort Gold	(9,140,381)	(8,051,107)
		ProShares UltraShort Silver	(6,846,972)	(6,273,570)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	220,691	(434,179)
		ProShares Ultra Yen	(3,272,292)	(1,422,005)
		ProShares UltraShort Euro	(1,411,883)	1,649,460
		ProShares UltraShort Yen	844,126	616,122

		Combined Trust	$(344,114,483)	$397,209,269

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$28,979,595	$9,722,617
		ProShares Ultra VIX Short-Term Futures ETF	(254,266,766)	(50,072,369)
		ProShares VIX Mid-Term Futures ETF	4,084,920	(1,583,444)
		ProShares VIX Short-Term Futures ETF	(33,147,346)	(16,054,412)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	2,411,929	(48,787,295)
		ProShares Ultra Bloomberg Natural Gas	46,482,203	(98,288,406)
		ProShares Ultra Gold	183,280,669	139,115,507
		ProShares Ultra Silver	292,493,148	328,814,784
		ProShares UltraShort Bloomberg Crude Oil	45,775,241	13,784,081
		ProShares UltraShort Bloomberg Natural Gas	19,539,524	39,266,757
		ProShares UltraShort Gold	(6,736,886)	(6,443,295)
		ProShares UltraShort Silver	(13,283,190)	(8,834,171)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	997,841	176,469
		ProShares Ultra Yen	(201,447)	3,529,664
		ProShares UltraShort Euro	(6,979,829)	(1,233,889)
		ProShares UltraShort Yen	(452,892)	(1,899,238)

		Combined Trust:	$308,976,714	$301,213,360

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(7,503,293)	$(4,219,681)
		ProShares Ultra VIX Short-Term Futures ETF	(36,612,575)	14,558,661
		ProShares VIX Mid-Term Futures ETF	2,713,658	457,557
		ProShares VIX Short-Term Futures ETF	47,467,197	5,170,981
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	(66,825,983)	(59,088,544)
		ProShares Ultra Bloomberg Natural Gas	(372,130,469)	260,225,054
		ProShares Ultra Gold	12,042,718	41,928,337
		ProShares Ultra Silver	(129,011,226)	182,392,300
		ProShares UltraShort Bloomberg Crude Oil	12,329,007	28,461,478
		ProShares UltraShort Bloomberg Natural Gas	90,006,232	(55,772,673)
		ProShares UltraShort Gold	(1,409,519)	(1,762,993)
		ProShares UltraShort Silver	5,993,727	(9,520,751)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	182,638	187,048
		ProShares Ultra Yen	6,834,509	2,618,114
		ProShares UltraShort Euro	(1,317,854)	(1,247,585)
		ProShares UltraShort Yen	(5,013,671)	(3,366,298)

		Combined Trust	$(442,254,904)	$401,021,005

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2024

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$47,755,573	$(13,025,106)
		ProShares Ultra VIX Short-Term Futures ETF	(185,028,990)	39,537,652
		ProShares VIX Mid-Term Futures ETF	$(12,344,229)	$4,340,208
		ProShares VIX Short-Term Futures ETF	(11,804,121)	12,174,255
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	33,249,538	(4,698,210)
		ProShares Ultra Bloomberg Natural Gas	(402,539,202)	63,582,315
		ProShares Ultra Gold	62,081,810	27,433,120
		ProShares Ultra Silver	87,198,503	116,742,146
		ProShares UltraShort Bloomberg Crude Oil	(330,018)	(7,530,570)
		ProShares UltraShort Bloomberg Natural Gas	90,097,297	(11,395,023)
		ProShares UltraShort Gold	(5,323,806)	(843,136)
		ProShares UltraShort Silver	(4,296,391)	(6,036,529)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	107,862	(260,299)
		ProShares Ultra Yen	(562,689)	(1,803,229)
		ProShares UltraShort Euro	(1,360,955)	1,521,143
		ProShares UltraShort Yen	1,109,169	1,101,721

		Combined Trust:	$(301,990,649)	$220,840,458

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2025.

Fair Values of Derivative Instruments as of September 30, 2025

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$1,044,339	$—	$1,044,339
ProShares Ultra Euro
Foreign currency forward contracts	10,075	—	10,075	734	—	734
ProShares Ultra Gold
Swap agreements	34,537,917	—	34,537,917	—	—	—
ProShares Ultra Silver
Swap agreements	103,878,807	—	103,878,807	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	1,384	—	1,384	687,017	—	687,017
ProShares UltraShort Euro
Foreign currency forward contracts	868	—	868	77,707	—	77,707
ProShares UltraShort Gold
Swap agreements	—	—	—	4,099,058	—	4,099,058
ProShares UltraShort Silver
Swap agreements	—	—	—	3,972,249	—	3,972,249
ProShares UltraShort Yen
Foreign currency forward contracts	386,989	—	386,989	57,868	—	57,868
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(94,664)	$—	$94,664	$—
Goldman Sachs International	(410,781)	—	410,781	—
Morgan Stanley & Co. International PLC	(124,789)	124,789	—	—
Societe Generale	(301,797)	—	301,797	—
UBS AG	(112,308)	—	112,308	—
ProShares Ultra Euro
Goldman Sachs International	4,940	—	—	4,940
UBS AG	4,401	—	—	4,401
ProShares Ultra Gold
Citibank, N.A.	21,409,914	(19,989,067)	(6,020)	1,414,827
Goldman Sachs International	4,692,107	(4,376,960)	—	315,147
UBS AG	8,435,896	(7,786,199)	—	649,697
ProShares Ultra Silver
Citibank, N.A.	47,585,640	(47,421,157)	(164,483)	—
Goldman Sachs International	3,972,149	(3,972,149)	—	—
Morgan Stanley & Co. International PLC	26,949,501	(26,675,663)	(273,838)	—
UBS AG	25,371,517	(25,371,517)	—	—
ProShares Ultra Yen
Goldman Sachs International	(329,587)	—	329,587	—
UBS AG	(356,046)	—	356,046	—
ProShares UltraShort Euro
Goldman Sachs International	(53,513)	—	53,513	—
UBS AG	(23,326)	—	23,326	—
ProShares UltraShort Gold
Citibank, N.A.	(2,973,639)	—	2,973,639	—
Goldman Sachs International	(441,755)	—	441,755	—
UBS AG	(683,664)	—	683,664	—
ProShares UltraShort Silver
Citibank, N.A.	(1,728,291)	—	1,728,291	—
Goldman Sachs International	(1,766,648)	—	1,766,648	—
Morgan Stanley & Co. International PLC	(243,755)	—	243,755	—
UBS AG	(233,555)	—	233,555	—
ProShares UltraShort Yen
Goldman Sachs International	133,243	(133,243)	—	—
UBS AG	195,878	(195,878)	—	—
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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2024
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$7,607,910	$(6,395,678)	$—	$1,212,232
Goldman Sachs International	12,024,863	(10,093,437)	—	1,931,426
Morgan Stanley & Co.	3,652,992	(3,010,925)	—	642,067
International PLC
Societe Generale	9,139,394	(7,689,268)	—	1,450,126
UBS AG	5,790,451	(4,212,271)	—	1,578,180
ProShares Ultra Euro
Goldman Sachs International	(84,115)	—	84,115	—
UBS AG	(83,013)	—	83,013	—
ProShares Ultra Gold
Citibank, N.A.	(1,008,254)	1,008,254	—	—
Goldman Sachs International	(478,889)	478,889	—	—
UBS AG	(860,989)	860,989	—	—
ProShares Ultra Silver
Citibank, N.A.	(23,367,397)	15,165,751	8,201,646	—
Goldman Sachs International	(2,057,658)	2,057,658	—	—
Morgan Stanley & Co.	(13,960,418)	—	13,960,418	—
International PLC
UBS AG	(13,133,435)	13,133,435	—	—
ProShares Ultra Yen
Goldman Sachs International	(2,164,084)	—	2,164,084	—
UBS AG	(2,051,213)	—	2,051,213	—
ProShares UltraShort Euro
Goldman Sachs International	584,165	(507,449)	—	76,716
UBS AG	572,885	(271,576)	—	301,309
ProShares UltraShort Gold
Citibank, N.A.	32,589	—	—	32,589
Goldman Sachs International	42,928	—	—	42,928
UBS AG	66,064	—	—	66,064
ProShares UltraShort Silver
Citibank, N.A.	1,653,589	(1,565,508)	—	88,081
Goldman Sachs International	907,867	(865,802)	—	42,065
Morgan Stanley & Co.	125,172	—	—	125,172
International PLC
UBS AG	267,390	—	—	267,390
ProShares UltraShort Yen
Goldman Sachs International	1,253,912	(1,241,201)	—	12,711
UBS AG	974,447	(954,822)	—	19,625
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
Transaction fees for the three and nine months ended September 30, 2025 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Nine Months Ended
Fund	September 30, 2025	September 30, 2025
ProShares Short VIX Short-Term Futures ETF	$24,452	$460,116
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	447,752	2,351,278
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	8,343	24,126
ProShares VIX Short-Term Futures ETF	145,387	418,193

Combined Trust:	$625,934	$3,253,713

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2025
For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2025	$42.62	$22.49	$46.35	$13.40	$34.40	$47.07
Net investment income (loss)	0.28	0.10	0.18	0.09	0.28	0.34
Net realized and unrealized gain (loss)#	8.12	(0.21)	(17.02)	(0.27)	11.04	28.25
Change in net asset value from operations	8.40	(0.11)	(16.84)	(0.18)	11.32	28.59
Net asset value, at September 30, 2025	$51.02	$22.38	$29.51	$13.22	$45.72	$75.66
Market value per share, at June 30, 2025 †	$42.60	$22.41	$46.08	$13.37	$34.66	$47.49
Market value per share, at September 30, 2025 †	$50.94	$22.48	$29.99	$13.21	$46.06	$76.24
Total Return, at net asset value^	19.7%	(0.5)%	(36.3)%	(1.3)%	32.9%	60.7%
Total Return, at market value^	19.6%	0.3%	(34.9)%	(1.2)%	32.9%	60.5%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	1.00%	1.35%	0.95%	0.96%	0.97%
Net investment income gain (loss)	2.41%	1.62%	2.24%	2.73%	2.93%	2.41%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2025	$18.69	$23.32	$18.02	$25.44	$27.45	$22.44
Net investment income (loss)	0.05	0.15	0.12	0.20	0.19	0.12
Net realized and unrealized gain (loss)#	(8.30)	(1.71)	(0.64)	9.72	0.38	(5.81)
Change in net asset value from operations	(8.25)	(1.56)	(0.52)	9.92	0.57	(5.69)
Net asset value, at September 30, 2025	$10.44	$21.76	$17.50	$35.36	$28.02	$16.75
Market value per share, at June 30, 2025 †	$18.75	$23.23	$18.06	$25.61	$27.48	$22.26
Market value per share, at September 30, 2025 †	$10.44	$21.76	$17.42	$34.79	$28.01	$16.64
Total Return, at net asset value^	(44.1)%	(6.7)%	(2.9)%	39.0%	2.1%	(25.4)%
Total Return, at market value^	(44.3)%	(6.3)%	(3.5)%	35.8%	1.9%	(25.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.68%	0.95%	1.09%	1.31%	0.95%	0.97%
Net investment income gain (loss)	1.39%	2.74%	2.72%	2.53%	2.66%	2.36%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2025	$26.03	$41.35	$16.73	$46.79
Net investment income (loss)	0.10	0.30	0.11	0.22
Net realized and unrealized gain (loss)#	(10.65)	2.87	(1.01)	(14.83)
Change in net asset value from operations	(10.55)	3.17	(0.90)	(14.61)
Net asset value, at September 30, 2025	$15.48	$44.52	$15.83	$32.18
Market value per share, at June 30, 2025 †	$25.81	$41.38	$16.76	$46.88
Market value per share, at September 30, 2025 †	$15.37	$44.58	$15.82	$32.30
Total Return, at net asset value^	(40.5)%	7.7%	(5.4)%	(31.2)%
Total Return, at market value^	(40.5)%	7.7%	(5.6)%	(31.1)%
Ratios to Average Net Assets**
Expense ratio^^	0.99%	0.95%	1.02%	1.15%
Net investment income gain (loss)	1.84%	2.73%	2.65%	2.36%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended September 30, 2024
For the Three Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at June 30, 2024	$61.35	$33.51	$77.97	$11.19	$19.33	$37.44
Net investment income (loss)	0.46	0.26	0.40	0.11	0.22	0.38
Net realized and unrealized gain (loss)#	(11.65)	(8.41)	(19.67)	0.79	4.55	2.72
Change in net asset value from operations	(11.19)	(8.15)	(19.27)	0.90	4.77	3.10
Net asset value, at September 30, 2024	$50.16	$25.36	$58.70	$12.09	$24.10	$40.54
Market value per share, at June 30, 2024 †	$61.39	$33.50	$78.35	$11.17	$19.26	$37.09
Market value per share, at September 30, 2024 †	$50.11	$25.42	$58.00	$12.06	$23.97	$40.44
Total Return, at net asset value^	(18.2)%	(24.3)%	(24.7)%	8.0%	24.7%	8.3%
Total Return, at market value^	(18.4)%	(24.1)%	(26.0)%	8.0%	24.5%	9.0%
Ratios to Average Net Assets**
Expense ratio^^	1.25%	1.00%	1.42%	0.95%	0.96%	0.98%
Net investment income gain (loss)	3.46%	3.56%	3.16%	3.57%	4.05%	4.03%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at June 30, 2024	$23.58	$20.23	$15.57	$49.37	$31.86	$43.19
Net investment income (loss)	0.13	0.20	0.16	0.54	0.27	0.31
Net realized and unrealized gain (loss)#	1.23	4.33	3.79	4.61	(2.21)	(9.00)
Change in net asset value from operations	1.36	4.53	3.95	5.15	(1.94)	(8.69)
Net asset value, at September 30, 2024	$24.94	$24.76	$19.52	$54.52	$29.92	$34.50
Market value per share, at June 30, 2024 †	$23.54	$20.30	$15.57	$49.19	$31.83	$43.34
Market value per share, at September 30, 2024 †	$24.93	$24.70	$19.48	$55.22	$29.92	$34.66
Total Return, at net asset value^	5.7%	22.4%	25.3%	10.4%	(6.1)%	(20.1)%
Total Return, at market value^	5.9%	21.7%	25.1%	12.3%	(6.0)%	(20.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.92%	0.95%	1.08%	1.64%	0.95%	0.98%
Net investment income gain (loss)	2.15%	3.38%	3.79%	3.22%	3.54%	3.16%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the nine months Ended September 30, 2025
For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$23.36	$33.56
Net investment income (loss)	0.79	0.38	0.75	0.25	0.77	0.93
Net realized and unrealized gain (loss)#	0.20	(5.49)	(26.08)	2.51	21.59	41.17
Change in net asset value from operations	0.99	(5.11)	(25.33)	2.76	22.36	42.10
Net asset value, at September 30, 2025	$51.02	$22.38	$29.51	$13.22	$45.72	$75.66
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$23.37	$33.67
Market value per share, at September 30, 2025 †	$50.94	$22.48	$29.99	$13.21	$46.06	$76.24
Total Return, at net asset value^	2.0%	(18.6)%	(46.2)%	26.4%	95.7%	125.4%
Total Return, at market value^	1.8%	(18.3)%	(46.3)%	26.4%	97.1%	126.4%
Ratios to Average Net Assets**
Expense ratio^^	1.19%	1.00%	1.42%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.42%	2.11%	2.28%	2.70%	3.04%	2.68%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2024	$20.77	$20.23	$16.93	$43.61	$34.91	$35.11
Net investment income (loss)	0.16	0.45	0.35	0.46	0.61	0.41
Net realized and unrealized gain (loss)#	(10.49)	1.08	0.22	(8.71)	(7.50)	(18.77)
Change in net asset value from operations	(10.33)	1.53	0.57	(8.25)	(6.89)	(18.36)
Net asset value, at September 30, 2025	$10.44	$21.76	$17.50	$35.36	$28.02	$16.75
Market value per share, at December 31, 2024 †	$20.72	$20.35	$16.92	$42.74	$34.92	$35.16
Market value per share, at September 30, 2025 †	$10.44	$21.76	$17.42	$34.79	$28.01	$16.64
Total Return, at net asset value^	(49.7)%	7.6%	3.4%	(18.9)%	(19.7)%	(52.3)%
Total Return, at market value^	(49.6)%	6.9%	3.0%	(18.6)%	(19.8)%	(52.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.79%	0.95%	1.10%	1.43%	0.95%	0.98%
Net investment income gain (loss)	1.30%	2.69%	2.71%	2.42%	2.70%	2.41%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$42.40	$47.66	$14.51	$45.05
Net investment income (loss)	0.38	0.89	0.32	0.73
Net realized and unrealized gain (loss)#	(27.30)	(4.03)	1.00	(13.60)
Change in net asset value from operations	(26.92)	(3.14)	1.32	(12.87)
Net asset value, at September 30, 2025	$15.48	$44.52	$15.83	$32.18
Market value per share, at December 31, 2024 †	$42.00	$46.68	$14.46	$45.02
Market value per share, at September 30, 2025 †	$15.37	$44.58	$15.82	$32.30
Total Return, at net asset value^	(63.5)%	(6.6)%	9.1%	(28.6)%
Total Return, at market value^	(63.4)%	(4.5)%	9.4%	(28.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.01%	0.95%	1.02%	1.25%
Net investment income gain (loss)	1.84%	2.75%	2.68%	2.30%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the nine months Ended September 30, 2024
For the Nine Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$15.96	$27.29
Net investment income (loss)	1.37	0.70	1.58	0.32	0.55	0.93
Net realized and unrealized gain (loss)#	(2.90)	(1.62)	(85.61)	(0.09)	7.59	12.32
Change in net asset value from operations	(1.53)	(0.92)	(84.03)	0.23	8.14	13.25
Net asset value, at September 30, 2024	$50.16	$25.36	$58.70	$12.09	$24.10	$40.54
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$15.97	$27.17
Market value per share, at September 30, 2024 †	$50.11	$25.42	$58.00	$12.06	$23.97	$40.44
Total Return, at net asset value^	(3.0)%	(3.5)%	(58.9)%	2.0%	51.0%	48.6%
Total Return, at market value^	(3.1)%	(2.6)%	(59.2)%	1.9%	50.1%	48.8%
Ratios to Average Net Assets**
Expense ratio^^	1.21%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.36%	3.10%	2.99%	3.73%	3.84%	3.68%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2024 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2023	$42.17	$27.46	$20.75	$48.05	$29.16	$52.78
Net investment income (loss)	0.48	0.61	0.49	1.27	0.82	1.06
Net realized and unrealized gain (loss)#	(17.71)	(3.31)	(1.72)	5.20	(0.06)	(19.34)
Change in net asset value from operations	(17.23)	(2.70)	(1.23)	6.47	0.76	(18.28)
Net asset value, at September 30, 2024	$24.94	$24.76	$19.52	$54.52	$29.92	$34.50
Market value per share, at December 31, 2023 †	$42.20	$27.49	$20.89	$48.21	$29.15	$52.74
Market value per share, at September 30, 2024 †	$24.93	$24.70	$19.48	$55.22	$29.92	$34.66
Total Return, at net asset value^	(40.8)%	(9.8)%	(5.9)%	13.5%	2.6%	(34.6)%
Total Return, at market value^	(40.9)%	(10.2)%	(6.8)%	14.6%	2.6%	(34.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.84%	0.95%	1.06%	1.85%	0.95%	0.98%
Net investment income gain (loss)	2.16%	3.54%	3.78%	3.00%	3.57%	3.23%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
#
The amount shown for a share outstanding throughout the period may not acc
or
d with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30 , 2024.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

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
Risk of Government Regulation
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
NOTE 8 – SUBSEQUENT EVENTS
On November 4, 2025, the Trust announced a reverse share split (“reverse split”) on ProShares UltraShort Gold (ticker symbol “GLL”), and on ProShares Ultra VIX Short-Term Futures ETF (ticker symbol “UVXY”). The reverse splits will not change the value of a shareholder’s investment.
ProShares UltraShort Gold will execute a 1 for 2 reverse split of its shares. ProShares Ultra VIX Short-Term Futures ETF will execute a 1 for 5 reverse split of its shares. The reverse splits will be effective prior to market open on November 20, 2025, when the Funds begin trading at their post-reverse split prices. The ticker symbols for the Funds will not change, but the Funds will be issued new CUSIP numbers (74347Y680 for UVXY and 74347Y698 for GLL).
The reverse splits will increase the price per share of each fund with a proportionate decrease in the number of shares outstanding. Specifically, for ProShares Ultra VIX Short-Term Futures ETF, every five pre-reverse split shares held by a Fund shareholder will result in the receipt of one post-split share, which will be priced five times higher than the net asset value of a pre-reverse split share. For ProShares UltraShort Gold, every two pre-reverse split shares held by a Fund shareholder will result in the receipt of one-post reverse split share, which will be priced two times higher than the net asset value of a pre-reverse split share.
For shareholders who hold quantities of shares that are not an exact multiple of the applicable reverse split ratio (i.e., not a multiple of 2 or 5), the reverse split will result in the creation of a fractional share. Post-reverse split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2025, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

On October 28, 2024, the Trust issued a press release announcing a forward share split on ProShares UltraShort Yen and a reverse share split on ProShares UltraShort Silver, ProShares VIX Short-Term Futures, ProShares Ultra Bloomberg Natural Gas. The Splits did not change the value of a shareholder’s investment. ProShares UltraShort Yen executed a 2:1 Forward Split of its shares. The Forward Splits were effective at the market open on November 7, 2024, when the Funds began trading at their post-Forward Split prices. The Forward Split decreased the price per share of each Funds with a proportionate increase in the number of its shares outstanding. ProShares UltraShort Silver and ProShares VIX Short-Term Futures executed a 1:4 Reverse Split of its shares and ProShares Ultra Bloomberg Natural Gas executed a 1:5 Reverse Split of its shares. The Reverse Split was effective at the market open on November 7, 2024, when the Fund begins trading at its post-Reverse Split price. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y722 for ZSL), (74347Y730 for VIXY), (74347Y748 for BOIL). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2025 and 2024, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2025	Interest Income Three Months Ended September 30, 2024	Interest Income Nine Months Ended September 30, 2025	Interest Income Nine Months Ended September 30, 2024
ProShares Short VIX Short-Term Futures ETF	$2,269,580	$5,814,236	$8,090,223	$12,580,744
ProShares Ultra Bloomberg Crude Oil	2,538,935	6,074,652	9,284,651	17,591,301
ProShares Ultra Bloomberg Natural Gas	4,121,370	7,125,254	9,102,000	19,996,081
ProShares Ultra Euro	72,530	61,969	186,574	211,272
ProShares Ultra Gold	5,843,146	3,315,167	14,701,668	8,148,441
ProShares Ultra Silver	6,938,402	7,482,201	19,053,657	17,362,781
ProShares Ultra VIX Short-Term Futures ETF	5,292,243	2,501,794	10,984,632	7,595,859
ProShares Ultra Yen	541,875	541,372	1,650,309	1,395,183
ProShares UltraShort Bloomberg Crude Oil	1,262,490	1,865,946	4,373,667	6,398,993
ProShares UltraShort Bloomberg Natural Gas	1,926,416	1,150,564	10,289,665	4,075,138
ProShares UltraShort Euro	311,072	400,294	962,527	1,288,483
ProShares UltraShort Gold	543,256	148,896	1,468,731	468,826
ProShares UltraShort Silver	202,742	672,005	607,679	1,650,859
ProShares UltraShort Yen	252,079	449,333	669,840	1,220,993
ProShares VIX Mid-Term Futures ETF	322,262	370,229	820,355	1,992,242
ProShares VIX Short-Term Futures ETF	2,597,119	1,554,282	5,348,650	4,932,465

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 3, 2025, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2025.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$279,925,400	$298,712,515
NAV end of period	$243,299,521	$364,574,356
Percentage change in NAV	(13.1)%	22.0%
Shares outstanding beginning of period	6,568,614	4,868,614
Shares outstanding end of period	4,768,614	7,268,614
Percentage change in shares outstanding	(27.4)%	49.3%
Shares created	—	12,300,000
Shares redeemed	1,800,000	9,900,000
Per share NAV beginning of period	$42.62	$61.35
Per share NAV end of period	$51.02	$50.16
Percentage change in per share NAV	19.7%	(18.2)%
Percentage change in benchmark	(30.9)%	13.7%
Benchmark annualized volatility	38.8%	130.9%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,568,614 outstanding Shares at June 30, 2025 to 4,768,614 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 4,868,614 outstanding Shares at June 30, 2024 to 7,268,614 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.7% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 18.2% for the three months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 30.9% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 13.7% for the three months ended September 30, 2024, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$1,524,470	$4,269,606
Management fee	601,947	1,173,293
Brokerage commission	125,536	346,441
Futures account fees	17,627	24,896
Net realized gain (loss)	46,614,593	(7,503,293)
Change in net unrealized appreciation (depreciation)	(3,676,998)	(4,186,274)
Net Income (loss)	$44,462,065	$(7,419,961)

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of futures prices during the three months ended September 30, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$420,493,513	$527,486,095
NAV end of period	$359,079,095	$593,222,255
Percentage change in NAV	(14.6)%	12.5%
Shares outstanding beginning of period	18,693,096	15,743,096
Shares outstanding end of period	16,043,096	23,393,096
Percentage change in shares outstanding	(14.2)%	48.6%
Shares created	4,250,000	16,200,000
Shares redeemed	6,900,000	8,550,000
Per share NAV beginning of period	$22.49	$33.51
Per share NAV end of period	$22.38	$25.36
Percentage change in per share NAV	(0.5)%	(24.3)%
Percentage change in benchmark	0.2%	(12.6)%
Benchmark annualized volatility	21.0%	26.2%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 18,693,096 outstanding Shares at June 30, 2025 to 16,043,096 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, in conjunction with the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 15,743,096 outstanding Shares at June 30, 2024 to 23,393,096 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 24.3% for the three months ended September 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 0.2% for the three months ended September 30, 2025, as compared to the benchmark’s decline of 12.6% for the three months ended September 30, 2024, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$1,571,960	$4,742,745
Management fee	919,884	1,266,843
Brokerage commission	47,091	65,064
Net realized gain (loss)	15,487,461	(66,826,014)
Change in net unrealized appreciation (depreciation)	(7,007,743)	(59,041,810)
Net Income (loss)	$10,051,678	$(121,125,079)

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$334,757,794	$540,643,821
NAV end of period	$542,210,220	$651,821,105
Percentage change in NAV	62.0%	20.6%
Shares outstanding beginning of period	7,223,047	6,933,709
Shares outstanding end of period	18,373,047	11,103,709
Percentage change in shares outstanding	154.4%	60.1%
Shares created	28,200,000	10,350,000
Shares redeemed	17,050,000	6,180,000
Per share NAV beginning of period	$46.35	$77.97
Per share NAV end of period	$29.51	$58.70
Percentage change in per share NAV	(36.3)%	(24.7)%
Percentage change in benchmark	(18.2)%	(10.2)%
Benchmark annualized volatility	36.1%	44.5%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 7,223,047 outstanding Shares at June 30, 2025 to 18,373,047 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 6,933,709 outstanding Shares at June 30, 2024 to 11,103,709 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 36.3% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 24.7% for the three months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 18.2% for the three months ended September 30, 2025, as compared to the benchmark’s decline of 10.2% for the three months ended September 30, 2024, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$2,571,611	$4,917,857
Management fee	1,088,659	1,479,083
Brokerage commission	411,698	681,738
Futures account fees	49,402	46,576
Net realized gain (loss)	(163,780,730)	(372,130,469)
Change in net unrealized appreciation (depreciation)	28,737,488	260,259,730
Net Income (loss)	$(132,471,631)	$(106,952,882)

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$8,708,069	$5,595,533
NAV end of period	$7,272,104	$5,440,209
Percentage change in NAV	(16.5)%	(2.8)%
Shares outstanding beginning of period	650,000	500,000
Shares outstanding end of period	550,000	450,000
Percentage change in shares outstanding	(15.4)%	(10.0)%
Shares created	—	—
Shares redeemed	100,000	50,000
Per share NAV beginning of period	$13.40	$11.19
Per share NAV end of period	$13.22	$12.09
Percentage change in per share NAV	(1.3)%	8.0%
Percentage change in benchmark	(0.3)%	3.9%
Benchmark annualized volatility	8.6%	5.4%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at June 30, 2025 to 550,000 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at June 30, 2024 to 450,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.3% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 8.0% for the three months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 0.3% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 3.9% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$53,812	$48,936
Management fee	18,718	13,033
Net realized gain (loss)	220,691	182,638
Change in net unrealized appreciation (depreciation)	(434,179)	187,048
Net Income (loss)	$(159,676)	$418,622

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2025.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$485,005,243	$216,456,025
NAV end of period	$809,280,918	$298,882,222
Percentage change in NAV	66.9%	38.1%
Shares outstanding beginning of period	14,100,000	11,200,000
Shares outstanding end of period	17,700,000	12,400,000
Percentage change in shares outstanding	25.5%	10.7%
Shares created	7,000,000	3,400,000
Shares redeemed	3,400,000	2,200,000
Per share NAV beginning of period	$34.40	$19.33
Per share NAV end of period	$45.72	$24.10
Percentage change in per share NAV	32.9%	24.7%
Percentage change in benchmark	16.4%	12.9%
Benchmark annualized volatility	13.7%	14.3%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,100,000 outstanding Shares at June 30, 2025 to 17,700,000 outstanding Shares at September 30, 2025. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 11,200,000 outstanding Shares at June 30, 2024 to 12,400,000 outstanding Shares at September 30, 2024.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 32.9% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 24.7% for the three months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 16.4% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 12.9% for the three months ended September 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$4,397,620	$2,677,335
Management fee	1,426,882	628,619
Brokerage commission	18,644	9,213
Net realized gain (loss)	38,694,419	12,042,718
Change in net unrealized appreciation (depreciation)	144,544,484	41,957,497
Net Income (loss)	$187,636,523	$56,677,550

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater increase in the value of futures prices during the three months ended September 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$708,196,011	$570,829,521
NAV end of period	$1,047,679,297	$666,782,470
Percentage change in NAV	47.9%	16.8%
Shares outstanding beginning of period	15,046,526	15,246,526
Shares outstanding end of period	13,846,526	16,446,526
Percentage change in shares outstanding	(8.0)%	7.9%
Shares created	4,700,000	4,700,000
Shares redeemed	5,900,000	3,500,000
Per share NAV beginning of period	$47.07	$37.44
Per share NAV end of period	$75.66	$40.54
Percentage change in per share NAV	60.7%	8.3%
Percentage change in benchmark	28.6%	6.3%
Benchmark annualized volatility	22.3%	32.0%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 15,046,526 outstanding Shares at June 30, 2025 to 13,846,526 outstanding Shares at September 30, 2025. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 15,246,526 outstanding Shares at June 30, 2024 to 16,446,526 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 60.7% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 8.3% for the three months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 28.6% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 6.3% for the three months ended September 30, 2024, can be attributed to a greater increase in the value of silver futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$4,938,126	$6,019,174
Management fee	1,949,744	1,417,159
Brokerage commission	50,532	45,868
Net realized gain (loss)	138,583,885	(129,011,251)
Change in net unrealized appreciation (depreciation)	263,016,530	182,446,021
Net Income (loss)	$406,538,541	$59,453,944

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater increase in the value of futures prices during the three months ended September 30, 2025.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$579,408,908	$232,135,198
NAV end of period	$648,094,422	$285,351,963
Percentage change in NAV	11.9%	22.9%
Shares outstanding beginning of period	30,993,643	9,843,643
Shares outstanding end of period	62,093,643	11,443,643
Percentage change in shares outstanding	100.3%	16.3%
Shares created	49,350,000	19,350,000
Shares redeemed	18,250,000	17,750,000
Per share NAV beginning of period	$18.69	$23.58
Per share NAV end of period	$10.44	$24.94
Percentage change in per share NAV	(44.1)%	5.7%
Percentage change in benchmark	(30.9)%	13.7%
Benchmark annualized volatility	38.8%	130.9%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 30,993,643 outstanding Shares at June 30, 2025 to 62,093,643 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 9,843,643 outstanding Shares at June 30, 2024 to 11,443,643 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.1% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 5.7% for the three months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 30.9% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 13.7% for the three months ended September 30, 2024, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$2,399,298	$1,321,242
Management fee	1,636,145	583,266
Brokerage commission	1,025,774	534,432
Futures account fees	231,026	62,854
Net realized gain (loss)	(410,232,837)	(36,612,258)
Change in net unrealized appreciation (depreciation)	19,286,761	14,570,793
Net Income (loss)	$(388,546,778)	$(20,720,223)

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater decrease in the value of futures prices, during the three months ended September 30, 2025.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$66,461,439	$44,510,138
NAV end of period	$53,309,336	$53,234,065
Percentage change in NAV	(19.8)%	19.6%
Shares outstanding beginning of period	2,849,970	2,199,970
Shares outstanding end of period	2,449,970	2,149,970
Percentage change in shares outstanding	(14.0)%	(2.3)%
Shares created	—	550,000
Shares redeemed	400,000	600,000
Per share NAV beginning of period	$23.32	$20.23
Per share NAV end of period	$21.76	$24.76
Percentage change in per share NAV	(6.7)%	22.4%
Percentage change in benchmark	(2.6)%	11.9%
Benchmark annualized volatility	10.9%	12.9%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,849,970 outstanding Shares at June 30, 2025 to 2,449,970 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 2,199,970 outstanding Shares at June 30, 2024 to 2,149,970 outstanding Shares at September 30, 2024.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.7% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 22.4% for the three months ended September 30, 2024, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 2.6% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 11.9% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$402,393	$422,494
Management fee	139,482	118,878
Net realized gain (loss)	(3,272,292)	6,834,509
Change in net unrealized appreciation (depreciation)	(1,422,005)	2,618,114
Net Income (loss)	$(4,291,904)	$9,875,117

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$135,277,470	$177,620,038
NAV end of period	$121,702,439	$96,729,953
Percentage change in NAV	(10.0)%	(45.5)%
Shares outstanding beginning of period	7,505,220	11,405,220
Shares outstanding end of period	6,955,220	4,955,220
Percentage change in shares outstanding	(7.3)%	(56.6)%
Shares created	5,450,000	2,250,000
Shares redeemed	6,000,000	8,700,000
Per share NAV beginning of period	$18.02	$15.57
Per share NAV end of period	$17.50	$19.52
Percentage change in per share NAV	(2.9)%	25.3%
Percentage change in benchmark	0.2%	(12.6)%
Benchmark annualized volatility	21.0%	26.2%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,505,220 outstanding Shares at June 30, 2025 to 6,955,220 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,405,220 outstanding Shares at June 30, 2024 to 4,955,220 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.9% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 25.3% for the three months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 0.2% for the three months ended September 30, 2025, as compared to the benchmark’s decline of 12.6% for the three months ended September 30, 2024, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$900,999	$1,451,008
Management fee	315,179	363,340
Brokerage commission	46,312	51,598
Net realized gain (loss)	4,631,229	12,329,186
Change in net unrealized appreciation (depreciation)	(3,727,668)	28,466,868
Net Income (loss)	$1,804,560	$42,247,062

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in the value of WTI Crude Oil during the three months ended September 30, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$283,266,637	$147,292,427
NAV end of period	$158,537,958	$132,693,025
Percentage change in NAV	(44.0)%	(9.9)%
Shares outstanding beginning of period	11,133,712	2,983,712
Shares outstanding end of period	4,483,712	2,433,712
Percentage change in shares outstanding	(59.7)%	(18.4)%
Shares created	6,050,000	2,700,000
Shares redeemed	12,700,000	3,250,000
Per share NAV beginning of period	$25.44	$49.37
Per share NAV end of period	$35.36	$54.52
Percentage change in per share NAV	39.0%	10.4%
Percentage change in benchmark	(18.2)%	(10.2)%
Benchmark annualized volatility	36.1%	44.5%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,133,712 outstanding Shares at June 30, 2025 to 4,483,712 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,983,712 outstanding Shares at June 30, 2024 to 2,433,712 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.0% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 10.4% for the three months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 18.2% for the three months ended September 30, 2025, as compared to the benchmark’s decline of 10.2% for the three months ended September 30, 2024, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$1,269,108	$762,495
Management fee	477,225	224,779
Brokerage commission	167,957	156,391
Futures account fees	12,126	6,899
Net realized gain (loss)	116,766,285	90,004,014
Change in net unrealized appreciation (depreciation)	(27,089,937)	(55,764,309)
Net Income (loss)	$90,945,456	$35,002,200

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$31,567,012	$38,226,983
NAV end of period	$33,625,132	$32,912,508
Percentage change in NAV	6.5%	(13.9)%
Shares outstanding beginning of period	1,150,000	1,200,000
Shares outstanding end of period	1,200,000	1,100,000
Percentage change in shares outstanding	4.3%	(8.3)%
Shares created	200,000	—
Shares redeemed	150,000	100,000
Per share NAV beginning of period	$27.45	$31.86
Per share NAV end of period	$28.02	$29.92
Percentage change in per share NAV	2.1%	(6.1)%
Percentage change in benchmark	(0.3)%	3.9%
Benchmark annualized volatility	8.6%	5.4%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,150,000 outstanding Shares at June 30, 2025 to 1,200,000 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,200,000 outstanding Shares at June 30, 2024 to 1,100,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.1% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 0.3% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 3.9% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$229,237	$315,526
Management fee	81,835	84,768
Net realized gain (loss)	(1,411,883)	(1,317,854)
Change in net unrealized appreciation (depreciation)	1,649,460	(1,247,585)
Net Income (loss)	$466,814	$(2,249,913)

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2025.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$76,838,176	$16,131,791
NAV end of period	$63,190,713	$18,058,490
Percentage change in NAV	(17.8)%	11.9%
Shares outstanding beginning of period	3,423,421	373,489
Shares outstanding end of period	3,773,421	523,489
Percentage change in shares outstanding	10.2%	40.2%
Shares created	2,650,000	300,000
Shares redeemed	2,300,000	150,000
Per share NAV beginning of period	$22.44	$43.19
Per share NAV end of period	$16.75	$34.50
Percentage change in per share NAV	(25.4)%	(20.1)%
Percentage change in benchmark	16.4%	12.9%
Benchmark annualized volatility	13.7%	14.3%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,423,421 outstanding Shares at June 30, 2025 to 3,773,421 outstanding Shares at September 30, 2025. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 373,489 outstanding Shares at June 30, 2024 to 523,489 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.4% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 20.1% for the three months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 16.4% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 12.9% for the three months ended September 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$385,326	$113,799
Management fee	155,211	34,177
Brokerage commission	2,719	920
Net realized gain (loss)	(9,140,381)	(1,409,519)
Change in net unrealized appreciation (depreciation)	(8,051,107)	(1,762,993)
Net Income (loss)	$(16,806,162)	$(3,058,713)

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater increase in the value of the futures prices during the three months ended September 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$35,410,975	$76,198,743
NAV end of period	$30,352,080	$32,222,722
Percentage change in NAV	(14.3)%	(57.7)%
Shares outstanding beginning of period	1,360,264	1,697,832
Shares outstanding end of period	1,960,264	847,832
Percentage change in shares outstanding	44.1%	(50.1)%
Shares created	2,100,000	687,500
Shares redeemed	1,500,000	1,537,500
Per share NAV beginning of period	$26.03	$44.88
Per share NAV end of period	$15.48	$38.01
Percentage change in per share NAV	(40.5)%	(15.3)%
Percentage change in benchmark	28.6%	6.3%
Benchmark annualized volatility	22.3%	32.0%

During the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,360,264 outstanding Shares at June 30, 2025 to 1,960,264 outstanding Shares at September 30, 2025. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,697,832 outstanding Shares at June 30, 2024 to 847,832 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.5% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 15.3% for the three months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s rise of 28.6% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 6.3% for the three months ended September 30, 2024, can be attributed to a greater increase in the value of the silver futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$131,582	$507,144
Management fee	68,100	149,940
Brokerage commission	3,060	14,921
Net realized gain (loss)	(6,846,972)	5,993,727
Change in net unrealized appreciation (depreciation)	(6,273,570)	(9,520,751)
Net Income (loss)	$(12,988,960)	$(3,019,880)

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a greater increase in the value of futures prices during the three months ended September 30, 2025.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$20,559,703	$47,495,032
NAV end of period	$28,808,714	$34,904,924
Percentage change in NAV	40.1%	(26.5)%
Shares outstanding beginning of period	497,160	997,160
Shares outstanding end of period	647,160	897,160
Percentage change in shares outstanding	30.2%	(10.0)%
Shares created	500,000	300,000
Shares redeemed	350,000	400,000
Per share NAV beginning of period	$41.35	$47.63
Per share NAV end of period	$44.52	$38.91
Percentage change in per share NAV	7.7%	(18.3)%
Percentage change in benchmark	(2.6)%	11.9%
Benchmark annualized volatility	10.9%	12.9%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 497,160 outstanding Shares at June 30, 2025 to 647,160 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 997,160 outstanding Shares at June 30, 2024 to 897,160 outstanding Shares at September 30, 2024.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.7% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 18.3% for the three months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 2.6% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 11.9% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$187,018	$356,054
Management fee	65,061	93,279
Net realized gain (loss)	844,126	(5,013,671)
Change in net unrealized appreciation (depreciation)	616,122	(3,366,298)
Net Income (loss)	$1,647,266	$(8,023,915)

The Fund’s net income increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$21,537,610	$33,401,452
NAV end of period	$44,522,647	$38,983,834
Percentage change in NAV	106.7%	16.7%
Shares outstanding beginning of period	1,287,403	2,337,403
Shares outstanding end of period	2,812,403	2,587,403
Percentage change in shares outstanding	118.5%	10.7%
Shares created	1,600,000	825,000
Shares redeemed	75,000	575,000
Per share NAV beginning of period	$16.73	$14.29
Per share NAV end of period	$15.83	$15.07
Percentage change in per share NAV	(5.4)%	5.5%
Percentage change in benchmark	(5.0)%	5.8%
Benchmark annualized volatility	15.3%	48.3%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,287,403 outstanding Shares at June 30, 2025 to 2,812,403 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,337,403 outstanding Shares at June 30, 2024 to 2,587,403 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.4% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 5.5% for the three months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 5.0% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 5.8% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$232,853	$290,687
Management fee	74,709	66,736
Brokerage commission	10,101	8,201
Futures account fees	4,599	4,605
Net realized gain (loss)	(1,349,262)	2,713,929
Change in net unrealized appreciation (depreciation)	(1,372,511)	455,038
Net Income (loss)	$(2,488,920)	$3,459,654

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the futures prices during the three months ended September 30, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
NAV beginning of period	$164,541,842	$148,420,028
NAV end of period	$329,584,482	$163,397,433
Percentage change in NAV	100.3%	10.1%
Shares outstanding beginning of period	3,516,252	3,425,237
Shares outstanding end of period	10,241,252	3,337,737
Percentage change in shares outstanding	191.3%	(2.6)%
Shares created	7,000,000	2,637,500
Shares redeemed	275,000	2,725,000
Per share NAV beginning of period	$46.79	$43.33
Per share NAV end of period	$32.18	$48.95
Percentage change in per share NAV	(31.2)%	13.0%
Percentage change in benchmark	(30.9)%	13.7%
Benchmark annualized volatility	38.8%	130.9%

During the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,516,252 outstanding Shares at June 30, 2025 to 10,241,252 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 3,425,237 outstanding Shares at June 30, 2024 to 3,337,737 outstanding Shares at September 30, 2024.

For the three months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.2% for the three months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 13.0% for the three months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2025.

The benchmark’s decline of 30.9% for the three months ended September 30, 2025, as compared to the benchmark’s rise of 13.7% for the three months ended September 30, 2024, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net investment income (loss)	$1,746,868	$1,120,410
Management fee	628,098	298,739
Brokerage commission	160,166	109,695
Futures account fees	61,987	25,438
Net realized gain (loss)	(109,920,852)	47,465,974
Change in net unrealized appreciation (depreciation)	(1,512,437)	5,179,115
Net Income (loss)	$(109,686,421)	$53,765,499

The Fund’s net income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the value of the futures prices, during the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$266,090,233	$267,184,359
NAV end of period	$243,299,521	$364,574,356
Percentage change in NAV	(8.6)%	36.5%
Shares outstanding beginning of period	5,318,614	5,168,614
Shares outstanding end of period	4,768,614	7,268,614
Percentage change in shares outstanding	(10.3)%	40.6%
Shares created	18,650,000	15,050,000
Shares redeemed	19,200,000	12,950,000
Per share NAV beginning of period	$50.03	$51.69
Per share NAV end of period	$51.02	$50.16
Percentage change in per share NAV	2.0%	(3.0)%
Percentage change in benchmark	(27.3)%	(19.7)%
Benchmark annualized volatility	79.8%	82.9%

During the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,318,614 outstanding Shares at December 31, 2024 to 4,768,614 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 5,168,614 outstanding Shares at December 31, 2023 to 7,268,614 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.0% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 3.0% for the nine months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 27.3% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 19.7% for the nine months ended September 30, 2024, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$5,430,710	$9,251,157
Management fee	2,130,449	2,616,334
Brokerage commission	458,281	688,357
Futures account fees	70,783	24,896
Net realized gain (loss)	28,980,200	47,773,242
Change in net unrealized appreciation (depreciation)	9,717,287	(13,008,316)
Net Income (loss)	$44,128,197	$44,016,083

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$523,420,064	$652,793,437
NAV end of period	$359,079,095	$593,222,255
Percentage change in NAV	(31.4)%	(9.1)%
Shares outstanding beginning of period	19,043,096	24,843,096
Shares outstanding end of period	16,043,096	23,393,096
Percentage change in shares outstanding	(15.8)%	(5.8)%
Shares created	19,150,000	25,300,000
Shares redeemed	22,150,000	26,750,000
Per share NAV beginning of period	$27.49	$26.28
Per share NAV end of period	$22.38	$25.36
Percentage change in per share NAV	(18.6)%	(3.5)%
Percentage change in benchmark	(7.9)%	(1.0)%
Benchmark annualized volatility	26.3%	22.0%

During the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 19,043,096 outstanding Shares at December 31, 2024 to 16,043,096 outstanding Shares at September 30, 2025. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 23,393,096 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.6% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 3.5% for the nine months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 7.9% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 1.0% for the nine months ended September 30, 2024, can be attributed to a greater decrease in the value of WTI Crude Oil during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$6,293,153	$13,332,810
Management fee	2,836,491	4,088,647
Brokerage commission	155,007	169,844
Net realized gain (loss)	2,412,438	33,262,708
Change in net unrealized appreciation (depreciation)	(48,807,879)	(4,696,794)
Net Income (loss)	$(40,102,288)	$41,898,724

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due a greater decrease in the value of WTI Crude Oil during the nine months ended September 30, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$396,081,499	$729,892,808
NAV end of period	$542,210,220	$651,821,105
Percentage change in NAV	36.9%	(10.7)%
Shares outstanding beginning of period	7,223,047	5,113,709
Shares outstanding end of period	18,373,047	11,103,709
Percentage change in shares outstanding	154.4%	117.1%
Shares created	46,650,000	23,240,000
Shares redeemed	35,500,000	17,250,000
Per share NAV beginning of period	$54.84	$142.73
Per share NAV end of period	$29.51	$58.70
Percentage change in per share NAV	(46.2)%	(58.9)%
Percentage change in benchmark	(16.4)%	(27.1)%
Benchmark annualized volatility	54.4%	51.7%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 7,223,047 outstanding Shares at December 31, 2024 to 18,373,047 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 11,103,709 outstanding Shares at September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 46.2% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 58.9% for the nine months ended September 30, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 16.4% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 27.1% for the nine months ended September 30, 2024, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$5,613,040	$13,384,747
Management fee	2,340,238	4,252,390
Brokerage commission	982,711	2,170,207
Futures account fees	166,011	188,737
Net realized gain (loss)	46,482,165	(402,539,202)
Change in net unrealized appreciation (depreciation)	(98,296,397)	63,603,384
Net Income (loss)	$(46,201,192)	$(325,551,071)

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$5,751,156	$7,114,015
NAV end of period	$7,272,104	$5,440,209
Percentage change in NAV	26.4%	(23.5)%
Shares outstanding beginning of period	550,000	600,000
Shares outstanding end of period	550,000	450,000
Percentage change in shares outstanding	—%	(25.0)%
Shares created	200,000	100,000
Shares redeemed	200,000	250,000
Per share NAV beginning of period	$10.46	$11.86
Per share NAV end of period	$13.22	$12.09
Percentage change in per share NAV	26.4%	2.0%
Percentage change in benchmark	13.3%	0.8%
Benchmark annualized volatility	8.9%	5.3%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to September 30, 2025. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,000 outstanding Shares at December 31, 2023 to 450,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.4% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 2.0% for the nine months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 13.3% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 0.8% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$137,965	$168,360
Management fee	48,609	42,912
Net realized gain (loss)	997,841	107,862
Change in net unrealized appreciation (depreciation)	176,469	(260,299)
Net Income (loss)	$1,312,275	$15,923

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2025.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$289,709,332	$191,502,023
NAV end of period	$809,280,918	$298,882,222
Percentage change in NAV	179.3%	56.1%
Shares outstanding beginning of period	12,400,000	12,000,000
Shares outstanding end of period	17,700,000	12,400,000
Percentage change in shares outstanding	42.7%	3.3%
Shares created	17,650,000	6,600,000
Shares redeemed	12,350,000	6,200,000
Per share NAV beginning of period	$23.36	$15.96
Per share NAV end of period	$45.72	$24.10
Percentage change in per share NAV	95.7%	51.0%
Percentage change in benchmark	44.8%	27.2%
Benchmark annualized volatility	18.8%	14.3%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 12,400,000 outstanding Shares at December 31, 2024 to 17,700,000 outstanding Shares at September 30, 2025. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 12,000,000 outstanding Shares at December 31, 2023 to 12,400,000 outstanding Shares at September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 95.7% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 51.0% for the nine months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 44.8% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$11,149,141	$6,509,622
Management fee	3,488,004	1,611,610
Brokerage commission	64,523	27,209
Net realized gain (loss)	183,281,121	62,084,821
Change in net unrealized appreciation (depreciation)	139,114,900	27,452,000
Net Income (loss)	$333,545,162	$96,046,443

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in futures prices, during the nine months ended September 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$562,083,293	$390,146,373
NAV end of period	$1,047,679,297	$666,782,470
Percentage change in NAV	86.4%	70.9%
Shares outstanding beginning of period	16,746,526	14,296,526
Shares outstanding end of period	13,846,526	16,446,526
Percentage change in shares outstanding	(17.3)%	15.0%
Shares created	14,550,000	12,150,000
Shares redeemed	17,450,000	10,000,000
Per share NAV beginning of period	$33.56	$27.29
Per share NAV end of period	$75.66	$40.54
Percentage change in per share NAV	125.4%	48.6%
Percentage change in benchmark	58.1%	30.0%
Benchmark annualized volatility	27.2%	31.4%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 13,846,526 outstanding Shares at September 30, 2025. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 16,446,526 outstanding Shares at September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 125.4% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 48.6% for the nine months ended September 30, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 58.1% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 30.0% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of silver futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$13,946,875	$13,696,814
Management fee	4,951,422	3,535,877
Brokerage commission	155,360	130,090
Net realized gain (loss)	292,493,503	87,203,275
Change in net unrealized appreciation (depreciation)	328,796,816	116,775,363
Net Income (loss)	$635,237,194	$217,675,452

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in the value of futures prices during the nine months ended September 30, 2025.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$284,452,060	$348,555,743
NAV end of period	$648,094,422	$285,351,963
Percentage change in NAV	127.8%	(18.1)%
Shares outstanding beginning of period	13,693,643	8,264,892
Shares outstanding end of period	62,093,643	11,443,643
Percentage change in shares outstanding	353.4%	38.5%
Shares created	134,050,000	29,200,000
Shares redeemed	85,650,000	26,021,248
Per share NAV beginning of period	$20.77	$42.17
Per share NAV end of period	$10.44	$24.94
Percentage change in per share NAV	(49.7)%	(40.8)%
Percentage change in benchmark	(27.3)%	(19.7)%
Benchmark annualized volatility	79.8%	82.9%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 13,693,643 outstanding Shares at December 31, 2024 to 62,093,643 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,264,892 outstanding Shares at December 31, 2023 to 11,443,643 outstanding Shares at September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 49.7% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 40.8% for the nine months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 27.3% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 19.7% for the nine months ended September 30, 2024, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$4,626,906	$4,102,676
Management fee	3,378,880	1,804,611
Brokerage commission	2,534,657	1,475,584
Futures account fees	444,189	212,988
Net realized gain (loss)	(254,268,120)	(185,017,536)
Change in net unrealized appreciation (depreciation)	(50,072,615)	39,549,802
Net Income (loss)	$(299,713,829)	$(141,365,058)

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater decrease in the value of futures prices during the nine months ended September 30, 2025.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$44,505,646	$30,205,770
NAV end of period	$53,309,336	$53,234,065
Percentage change in NAV	19.8%	76.2%
Shares outstanding beginning of period	2,199,970	1,099,970
Shares outstanding end of period	2,449,970	2,149,970
Percentage change in shares outstanding	11.4%	95.5%
Shares created	1,250,000	1,850,000
Shares redeemed	1,000,000	800,000
Per share NAV beginning of period	$20.23	$27.46
Per share NAV end of period	$21.76	$24.76
Percentage change in per share NAV	7.6%	(9.8)%
Percentage change in benchmark	6.4%	(1.9)%
Benchmark annualized volatility	10.6%	10.4%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,449,970 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,149,970 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.6% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 9.8% for the nine months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 6.4% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 1.9% for the nine months ended September 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$1,220,048	$1,099,697
Management fee	430,261	295,486
Net realized gain (loss)	(201,447)	(562,689)
Change in net unrealized appreciation (depreciation)	3,529,664	(1,803,229)
Net Income (loss)	$4,548,265	$(1,266,221)

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due an increase in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$121,997,334	$188,963,592
NAV end of period	$121,702,439	$96,729,953
Percentage change in NAV	(0.2)%	(48.8)%
Shares outstanding beginning of period	7,205,220	9,105,220
Shares outstanding end of period	6,955,220	4,955,220
Percentage change in shares outstanding	(3.5)%	(45.6)%
Shares created	25,450,000	14,900,000
Shares redeemed	25,700,000	19,050,000
Per share NAV beginning of period	$16.93	$20.75
Per share NAV end of period	$17.50	$19.52
Percentage change in per share NAV	3.4%	(5.9)%
Percentage change in benchmark	(7.9)%	(1.0)%
Benchmark annualized volatility	26.3%	22.0%

During the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,205,220 outstanding Shares at December 31, 2024 to 6,955,220 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,105,220 outstanding Shares at December 31, 2023 to 4,955,220 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 5.9% for the nine months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 7.9% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 1.0% for the nine months ended September 30, 2024, can be attributed to a greater decrease in the value of WTI Crude Oil during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$3,113,410	$4,993,915
Management fee	1,090,747	1,255,680
Brokerage commission	169,510	149,398
Net realized gain (loss)	45,774,758	(323,060)
Change in net unrealized appreciation (depreciation)	13,783,712	(7,534,360)
Net Income (loss)	$62,671,880	$(2,863,505)

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater decrease in the value of WTI Crude Oil, during the nine months ended September 30, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$260,940,143	$140,963,092
NAV end of period	$158,537,958	$132,693,025
Percentage change in NAV	(39.2)%	(5.9)%
Shares outstanding beginning of period	5,983,712	2,933,712
Shares outstanding end of period	4,483,712	2,433,712
Percentage change in shares outstanding	(25.1)%	(17.0)%
Shares created	71,800,000	16,700,000
Shares redeemed	73,300,000	17,200,000
Per share NAV beginning of period	$43.61	$48.05
Per share NAV end of period	$35.36	$54.52
Percentage change in per share NAV	(18.9)%	13.5%
Percentage change in benchmark	(16.4)%	(27.1)%
Benchmark annualized volatility	54.4%	51.7%

During the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,983,712 outstanding Shares at December 31, 2024 to 4,483,712 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the timing of shareholder activity, in conjunction with the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,933,712 outstanding Shares at December 31, 2023 to 2,433,712 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.9% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 13.5% for the nine months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 16.4% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 27.1% for the nine months ended September 30, 2024, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$6,470,289	$2,521,302
Management fee	2,536,994	797,283
Brokerage commission	1,197,519	722,643
Futures account fees	84,863	33,910
Net realized gain (loss)	19,531,219	90,093,336
Change in net unrealized appreciation (depreciation)	39,267,521	(11,387,262)
Net Income (loss)	$65,269,029	$81,227,376

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$41,892,674	$39,367,550
NAV end of period	$33,625,132	$32,912,508
Percentage change in NAV	(19.7)%	(16.4)%
Shares outstanding beginning of period	1,200,000	1,350,000
Shares outstanding end of period	1,200,000	1,100,000
Percentage change in shares outstanding	—%	(18.5)%
Shares created	550,000	50,000
Shares redeemed	550,000	300,000
Per share NAV beginning of period	$34.91	$29.16
Per share NAV end of period	$28.02	$29.92
Percentage change in per share NAV	(19.7)%	2.6%
Percentage change in benchmark	13.3%	0.8%
Benchmark annualized volatility	8.9%	5.3%

During the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to September 30, 2025. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,100,000 outstanding Shares at September 30, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.7% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 2.6% for the nine months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 13.3% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 0.8% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$711,682	$1,017,487
Management fee	250,845	270,996
Net realized gain (loss)	(6,979,710)	(1,356,314)
Change in net unrealized appreciation (depreciation)	(1,233,889)	1,521,143
Net Income (loss)	$(7,501,917)	$1,182,316

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2025.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$16,624,428	$11,795,779
NAV end of period	$63,190,713	$18,058,490
Percentage change in NAV	280.1%	53.1%
Shares outstanding beginning of period	473,489	223,489
Shares outstanding end of period	3,773,421	523,489
Percentage change in shares outstanding	696.9%	134.2%
Shares created	16,350,000	625,000
Shares redeemed	13,050,068	325,000
Per share NAV beginning of period	$35.11	$52.78
Per share NAV end of period	$16.75	$34.50
Percentage change in per share NAV	(52.3)%	(34.6)%
Percentage change in benchmark	44.8%	27.2%
Benchmark annualized volatility	18.8%	14.2%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 473,489 outstanding Shares at December 31, 2024 to 3,773,421 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 223,489 outstanding Shares at December 31, 2023 to 523,489 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.3% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 34.6% for the nine months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 44.8% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 27.2% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of gold futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$1,042,530	$359,801
Management fee	411,660	105,887
Brokerage commission	14,541	3,138
Net realized gain (loss)	(6,736,886)	(5,323,806)
Change in net unrealized appreciation (depreciation)	(6,443,295)	(843,136)
Net Income (loss)	$(12,137,651)	$(5,807,141)

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in the value of the futures prices during the nine months ended September 30, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$23,752,619	$65,149,686
NAV end of period	$30,352,080	$32,222,722
Percentage change in NAV	27.8%	(50.5)%
Shares outstanding beginning of period	560,264	897,832
Shares outstanding end of period	1,960,264	847,832
Percentage change in shares outstanding	249.9%	(5.6)%
Shares created	4,750,000	2,937,500
Shares redeemed	3,350,000	2,987,500
Per share NAV beginning of period	$42.40	$72.56
Per share NAV end of period	$15.48	$38.01
Percentage change in per share NAV	(63.5)%	(47.6)%
Percentage change in benchmark	58.1%	30.0%
Benchmark annualized volatility	27.2%	31.4%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 560,264 outstanding Shares at December 31, 2024 to 1,960,264 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the nine months ended September 30, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 897,832 outstanding Shares at December 31, 2023 to 847,832 outstanding Shares at September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.5% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 47.6% for the nine months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 58.1% for the nine months ended September 30, 2025, as compared to the benchmark’s rise of 30.0% for the nine months ended September 30, 2024, can be attributed to a greater increase in the value of the silver futures contracts during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$392,152	$1,235,932
Management fee	202,348	380,119
Brokerage commission	13,179	34,808
Net realized gain (loss)	(13,283,190)	(4,296,391)
Change in net unrealized appreciation (depreciation)	(8,834,171)	(6,036,529)
Net Income (loss)	$(21,725,209)	$(9,096,988)

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater increase in the value of futures prices during the nine months ended September 30, 2025.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$26,080,295	$24,010,010
NAV end of period	$28,808,714	$34,904,924
Percentage change in NAV	10.5%	45.4%
Shares outstanding beginning of period	547,160	697,160
Shares outstanding end of period	647,160	897,160
Percentage change in shares outstanding	18.3%	28.7%
Shares created	750,000	900,000
Shares redeemed	650,000	700,000
Per share NAV beginning of period	$47.66	$34.44
Per share NAV end of period	$44.52	$38.91
Percentage change in per share NAV	(6.6)%	13.0%
Percentage change in benchmark	6.4%	(1.9)%
Benchmark annualized volatility	10.6%	10.4%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 547,160 outstanding Shares at December 31, 2024 to 647,160 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 697,160 outstanding Shares at December 31, 2023 to 897,160 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV increase of 13.0% for the nine months ended September 30, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 6.4% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 1.9% for the nine months ended September 30, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$497,676	$964,632
Management fee	172,164	256,361
Net realized gain (loss)	(452,801)	1,112,710
Change in net unrealized appreciation (depreciation)	(1,899,238)	1,101,721
Net Income (loss)	$(1,854,363)	$3,179,063

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$28,111,210	$37,866,143
NAV end of period	$44,522,647	$38,983,834
Percentage change in NAV	58.4%	3.0%
Shares outstanding beginning of period	1,937,403	2,262,403
Shares outstanding end of period	2,812,403	2,587,403
Percentage change in shares outstanding	45.2%	14.4%
Shares created	2,925,000	9,450,000
Shares redeemed	2,050,000	9,125,000
Per share NAV beginning of period	$14.51	$16.74
Per share NAV end of period	$15.83	$15.07
Percentage change in per share NAV	9.1%	(10.0)%
Percentage change in benchmark	10.4%	(8.8)%
Benchmark annualized volatility	34.9%	32.2%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,937,403 outstanding Shares at December 31, 2024 to 2,812,403 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,262,403 outstanding Shares at December 31, 2023 to 2,587,403 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.1% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 10.0% for the nine months ended September 30, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s rise of 10.4% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 8.8% for the nine months ended September 30, 2024, can be attributed to an increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$593,847	$1,521,740
Management fee	188,230	354,943
Brokerage commission	28,555	94,413
Futures account fees	9,723	21,146
Net realized gain (loss)	4,085,004	(12,340,680)
Change in net unrealized appreciation (depreciation)	(1,583,444)	4,340,208
Net Income (loss)	$3,095,407	$(6,478,732)

The Fund’s net income increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in the value of the futures prices during the nine months ended September 30, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
NAV beginning of period	$133,641,615	$157,321,746
NAV end of period	$329,584,482	$163,397,433
Percentage change in NAV	146.6%	3.9%
Shares outstanding beginning of period	2,966,252	2,537,737
Shares outstanding end of period	10,241,252	3,337,737
Percentage change in shares outstanding	245.3%	31.5%
Shares created	14,225,000	4,512,500
Shares redeemed	6,950,000	3,712,500
Per share NAV beginning of period	$45.05	$61.99
Per share NAV end of period	$32.18	$48.95
Percentage change in per share NAV	(28.6)%	(21.0)%
Percentage change in benchmark	(27.3)%	(19.7)%
Benchmark annualized volatility	79.8%	82.9%

During the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 10,241,252 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,537,737 outstanding Shares at December 31, 2023 to 3,337,737 outstanding Shares at September 30, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.6% for the nine months ended September 30, 2025, as compared to the Fund’s per Share NAV decrease of 21.0% for the nine months ended September 30, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2025.

The benchmark’s decline of 27.3% for the nine months ended September 30, 2025, as compared to the benchmark’s decline of 19.7% for the nine months ended September 30, 2024, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income (loss)	$3,468,893	$3,707,955
Management fee	1,280,780	945,176
Brokerage commission	448,329	189,358
Futures account fees	150,648	89,976
Net realized gain (loss)	(33,146,619)	(11,800,514)
Change in net unrealized appreciation (depreciation)	(16,054,285)	12,170,504
Net Income (loss)	$(45,732,011)	$4,077,945

The Fund’s net income decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a greater decrease in the value of the futures prices during the nine months ended September 30, 2025.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2025 and 2024, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2025 and 2024, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2025	4,007	$17.59	1,000	$(70,475,116)
VIX Futures (Cboe)	Short	November 2025	2,665	19.25	1,000	(51,299,118)

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2024	5,429	$18.84	1,000	$(102,295,932)
VIX Futures (Cboe)	Short	November 2024	4,431	18.10	1,000	(80,190,023)

The September 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2025 and 2024, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2025	841	$61.96	1,000	$52,108,360
WTI Crude Oil (NYMEX)	Long	June 2026	850	61.22	1,000	52,037,000
WTI Crude Oil (NYMEX)	Long	December 2026	855	61.02	1,000	52,172,100

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.9690	$50,354,875
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.9690	218,509,682
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.9690	66,380,312
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.9690	165,863,610
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.9690	60,715,630

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2024	2,269	$67.77	1,000	$153,770,130
WTI Crude Oil (NYMEX)	Long	June 2025	2,326	66.93	1,000	155,679,180
WTI Crude Oil (NYMEX)	Long	December 2025	2,361	66.39	1,000	156,746,790

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$80.8609	$143,374,704
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	80.8609	226,614,289
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	80.8609	68,842,383
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	80.8609	172,015,554
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	80.8609	109,053,861

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2025 and 2024 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreement is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2025 and 2024, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2025	32,831	$3.30	10,000	$1,084,407,930

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2024	44,626	$2.92	10,000	$1,304,417,980

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of September 30, 2025 and 2024, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/10/25	6,075,921	1.1741	$7,133,499
Euro	UBS AG	Long	10/10/25	6,478,502	1.1740	7,605,889
Euro	Goldman Sachs International	Short	10/10/25	(81,000)	1.1794	(95,532)
Euro	UBS AG	Short	10/10/25	(134,000)	1.1693	(156,691)

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/24	4,874,921	1.1085	$5,403,839
Euro	UBS AG	Long	10/04/24	5,080,502	1.1087	5,632,724
Euro	Goldman Sachs International	Short	10/04/24	(56,000)	1.1048	(61,871)
Euro	UBS AG	Short	10/04/24	(127,000)	1.1116	(141,168)

The September 30, 2025 and 2024 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of September 30, 2025 and 2024 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2025	2,411	$3,873.20	100	$933,828,520

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$353.9054	$424,720,428
Bloomberg Gold Subindex	Goldman Sachs International	Long	353.9054	93,079,951
Bloomberg Gold Subindex	UBS AG	Long	353.9054	167,347,561

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2024	1,004	$2,659.40	100	$267,003,760

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$256.4490	$142,005,537
Bloomberg Gold Subindex	Goldman Sachs International	Long	256.4490	67,448,138
Bloomberg Gold Subindex	UBS AG	Long	256.4490	121,264,368

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of September 30, 2025 and 2024 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2025	4,589	$46.64	5,000	$1,070,154,800

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$353.5489	$470,370,599
Bloomberg Silver Subindex	Goldman Sachs International	Long	353.5489	39,163,672
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	353.5489	265,710,383
Bloomberg Silver Subindex	UBS AG	Long	353.5489	250,085,358

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2024	3,954	$31.46	5,000	$621,924,660

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$251.8376	$316,950,428
Bloomberg Silver Subindex	Goldman Sachs International	Long	251.8376	27,896,806
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	251.8376	189,269,052
Bloomberg Silver Subindex	UBS AG	Long	251.8376	178,139,138

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2025 and 2024, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	31,952	$17.59	1,000	$561,971,776
VIX Futures (Cboe)	Long	November 2025	21,292	19.25	1,000	409,853,966

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	12,712	$18.84	1,000	$239,525,860
VIX Futures (Cboe)	Long	November 2024	10,409	18.10	1,000	188,376,878

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of September 30, 2025 and 2024, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/10/25	8,304,233,056	0.006810	$56,549,383
Yen	UBS AG	Long	10/10/25	8,398,795,856	0.006808	57,181,304
Yen	Goldman Sachs International	Short	10/10/25	(232,040,000)	0.006776	(1,572,260)
Yen	UBS AG	Short	10/10/25	(721,530,000)	0.006724	(4,851,320)

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/24	8,074,137,056	0.006967	$56,252,032
Yen	UBS AG	Long	10/04/24	9,098,731,856	0.006991	63,607,294
Yen	Goldman Sachs International	Short	10/04/24	(604,074,000)	0.006967	(4,208,522)
Yen	UBS AG	Short	10/04/24	(1,280,959,000)	0.006973	(8,932,441)

The September 30, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2025 and 2024, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2025	1,308	$61.96	1,000	$(81,043,680)
WTI Crude Oil (NYMEX)	Short	June 2026	1,325	61.22	1,000	(81,116,500)
WTI Crude Oil (NYMEX)	Short	December 2026	1,331	61.02	1,000	(81,217,620)

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2024	942	$67.77	1,000	$(63,839,340)
WTI Crude Oil (NYMEX)	Short	June 2025	965	66.93	1,000	(64,587,450)
WTI Crude Oil (NYMEX)	Short	December 2025	980	66.39	1,000	(65,062,200)

The September 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2025 and 2024, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2025	9,600	$3.30	10,000	$(317,088,000)

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2024	9,079	$2.92	10,000	$(265,379,170)

The September 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2025 and 2024, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/10/25	2,946,000	1.1826	$3,483,891
Euro	UBS AG	Long	10/10/25	1,242,000	1.1741	1,458,249
Euro	Goldman Sachs International	Short	10/10/25	(33,832,263)	1.1739	(39,715,940)
Euro	UBS AG	Short	10/10/25	(27,722,199)	1.1739	(32,544,188)

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/24	2,449,000	1.1163	$2,733,800
Euro	UBS AG	Long	10/04/24	4,937,000	1.1127	5,493,208
Euro	Goldman Sachs International	Short	10/04/24	(33,971,263)	1.1082	(37,647,518)
Euro	UBS AG	Short	10/04/24	(32,544,199)	1.1088	(36,083,920)

The September 30, 2025 and 2024 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of September 30, 2025 and 2024 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2025	118	$3,873.20	100	$(45,703,760)

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$353.9054	$(58,656,740)
Bloomberg Gold Subindex	Goldman Sachs International	Short	353.9054	(8,718,813)
Bloomberg Gold Subindex	UBS AG	Short	353.9054	(13,485,622)

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2024	57	$2,659.40	100	$(15,158,580)

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$256.4490	$(4,820,548)
Bloomberg Gold Subindex	Goldman Sachs International	Short	256.4490	(6,317,878)
Bloomberg Gold Subindex	UBS AG	Short	256.4490	(9,772,030)

The September 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of September 30, 2025 and 2024 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2025	95	$46.64	5,000	$(22,154,000)

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$353.5489	$(16,586,295)
Bloomberg Silver Subindex	Goldman Sachs International	Short	353.5489	(17,367,383)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	353.5489	(2,395,647)
Bloomberg Silver Subindex	UBS AG	Short	353.5489	(2,295,985)

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2024	154	$31.46	5,000	$(24,222,660)

Swap Agreements as of September 30, 2024
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$251.8376	$(22,532,595)
Bloomberg Silver Subindex	Goldman Sachs International	Short	251.8376	(12,371,018)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	251.8376	(1,706,452)
Bloomberg Silver Subindex	UBS AG	Short	251.8376	(3,643,614)

The September 30, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2025 and 2024 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of September 30, 2025 and 2024, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/10/25	1,489,706,000	0.006809	$10,142,954
Yen	UBS AG	Long	10/10/25	895,877,000	0.006707	6,008,656
Yen	Goldman Sachs International	Short	10/10/25	(5,019,125,165)	0.006808	(34,169,835)
Yen	UBS AG	Short	10/10/25	(5,878,242,424)	0.006794	(39,934,401)

Foreign Currency Forward Contracts as of September 30, 2024
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/24	766,460,000	0.007045	$5,400,022
Yen	UBS AG	Long	10/04/24	1,844,169,000	0.007031	12,965,860
Yen	Goldman Sachs International	Short	10/04/24	(5,401,596,165)	0.006961	(37,598,687)
Yen	UBS AG	Short	10/04/24	(7,246,500,574)	0.006960	(50,438,174)

The September 30, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2025 and 2024, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2026	422	$20.69	1,000	$8,730,547
VIX Futures (Cboe)	Long	February 2026	703	21.12	1,000	14,846,376
VIX Futures (Cboe)	Long	March 2026	703	21.23	1,000	14,926,166
VIX Futures (Cboe)	Long	April 2026	281	21.45	1,000	6,027,450

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	379	$18.55	1,000	$7,030,715
VIX Futures (Cboe)	Long	February 2025	689	18.85	1,000	12,987,994
VIX Futures (Cboe)	Long	March 2025	689	18.98	1,000	13,073,775
VIX Futures (Cboe)	Long	April 2025	309	19.09	1,000	5,898,347

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of September 30, 2025 and 2024, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	10,829	$17.59	1,000	$190,460,452
VIX Futures (Cboe)	Long	November 2025	7,218	19.25	1,000	138,940,726

Futures Positions as of September 30, 2024
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2024	4,851	$18.84	1,000	$91,404,968
VIX Futures (Cboe)	Long	November 2024	3,974	18.10	1,000	71,919,465

The September 30, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2025, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2025, the Trust is not a party to any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest
	07/01/25 to 07/31/25	950,000	$43.75
	08/01/25 to 08/31/25	600,000	$45.63
	09/01/25 to 09/30/25	250,000	$50.28
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest
	07/01/25 to 07/31/25	3,650,000	$24.66
	08/01/25 to 08/31/25	1,450,000	$23.66
	09/01/25 to 09/30/25	1,800,000	$23.43
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest
	07/01/25 to 07/31/25	5,650,000	$44.71
	08/01/25 to 08/31/25	6,300,000	$31.29
	09/01/25 to 09/30/25	5,100,000	$29.44

ProShares Ultra Euro Common Units of Beneficial Interest
	07/01/25 to 07/31/25	50,000	$12.57
	08/01/25 to 08/31/25	50,000	$12.96
	09/01/25 to 09/30/25	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest
	07/01/25 to 07/31/25	2,000,000	$35.33
	08/01/25 to 08/31/25	250,000	$35.32
	09/01/25 to 09/30/25	1,150,000	$42.60
ProShares Ultra Silver Common Units of Beneficial Interest
	07/01/25 to 07/31/25	1,950,000	$53.11
	08/01/25 to 08/31/25	1,200,000	$51.66
	09/01/25 to 09/30/25	2,750,000	$64.48
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest
	07/01/25 to 07/31/25	600,000	$17.35
	08/01/25 to 08/31/25	10,600,000	$13.85
	09/01/25 to 09/30/25	7,050,000	$11.28
ProShares Ultra Yen Common Units of Beneficial Interest
	07/01/25 to 07/31/25	100,000	$22.93
	08/01/25 to 08/31/25	200,000	$22.08
	09/01/25 to 09/30/25	100,000	$21.55
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest
	07/01/25 to 07/31/25	500,000	$16.93
	08/01/25 to 08/31/25	4,000,000	$17.53
	09/01/25 to 09/30/25	1,500,000	$17.29
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest
	07/01/25 to 07/31/25	8,000,000	$28.54
	08/01/25 to 08/31/25	2,850,000	$35.17
	09/01/25 to 09/30/25	1,850,000	$37.46
ProShares UltraShort Euro Common Units of Beneficial Interest
	07/01/25 to 07/31/25	—	$—
	08/01/25 to 08/31/25	150,000	$28.24
	09/01/25 to 09/30/25	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest
	07/01/25 to 07/31/25	750,000	$22.02
	08/01/25 to 08/31/25	950,000	$21.80
	09/01/25 to 09/30/25	600,000	$18.17
ProShares UltraShort Silver Common Units of Beneficial Interest
	07/01/25 to 07/31/25	600,000	$24.02
	08/01/25 to 08/31/25	250,000	$22.86
	09/01/25 to 09/30/25	650,000	$18.47
ProShares UltraShort Yen Common Units of Beneficial Interest
	07/01/25 to 07/31/25	50,000	$42.61
	08/01/25 to 08/31/25	50,000	$43.89
	09/01/25 to 09/30/25	250,000	$44.48

ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest
	07/01/25 to 07/31/25	50,000	$16.78
	08/01/25 to 08/31/25	—	$—
	09/01/25 to 09/30/25	25,000	$16.11
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest
	07/01/25 to 07/31/25	75,000	$44.68
	08/01/25 to 08/31/25	—	$—
	09/01/25 to 09/30/25	200,000	$33.11

*	The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended September 30, 2025.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Interactive Data File - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

(1)	Filed herewith.
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
Date: November 7, 2025

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: November 7, 2025