Form 10-K
period 2025-12-31
ProShares Trust II
filed 2026-02-26
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
As of February
23
, 2026, the registrant had 218,860,242 shares of common stock, $0 par value per share, outstanding.
The aggregate market value of each Fund’s units held by
non-affiliates
as of June 30, 2025 and the number of outstanding units for each Fund as of February
23
, 2026, are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of	Number of Outstanding Units as of
Fund	June 30, 2025	February 23, 2026
ProShares Short VIX Short-Term Futures ETF	279,925,400	3,868,614
ProShares Ultra Bloomberg Crude Oil	420,493,513	17,193,096
ProShares Ultra Bloomberg Natural Gas	334,757,794	19,523,047

ProShares Ultra Euro	8,708,069	500,000
ProShares Ultra Gold	485,005,243	18,350,000
ProShares Ultra Silver	708,196,011	16,296,526
ProShares Ultra VIX Short-Term Futures ETF	579,408,908	9,217,347
ProShares Ultra Yen	66,461,439	2,499,970
ProShares UltraShort Bloomberg Crude Oil	135,277,470	8,805,220
ProShares UltraShort Bloomberg Natural Gas	283,266,637	16,883,712
ProShares UltraShort Euro	31,567,012	1,150,000
ProShares UltraShort Gold	76,838,176	5,236,631
ProShares UltraShort Silver	35,410,975	85,910,264
ProShares UltraShort Yen	20,559,703	497,160
ProShares VIX Mid-Term Futures ETF	21,537,610	4,237,403
ProShares VIX Short-Term Futures ETF	164,541,842	8,691,252
DOCUMENTS INCORPORATED BY REFERENCE:
None.
THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM
10-K
CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I.

Item 1. Business.

Summary

ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2025, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds”. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds”.

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

As described in each Fund’s prospectus, each of the Funds intends to invest in “Financial Instruments” (Financial Instruments are instruments whose value is derived from the value of an underlying asset, rate or benchmark including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the VIX Index, natural gas, crude oil, precious metals, or currencies, as applicable. Financial Instruments also are used to produce economically “inverse”, “inverse leveraged” or “leveraged” investment results for the Geared Funds

The “Short” Fund seeks daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results, before fees and expenses, that correspond to either one and one-half times (1.5x) or two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results, before fees and expenses, both for a single day and over time, that match (1x) the performance of its corresponding benchmark. Daily performance is measured from the calculation of each Fund’s net asset value (“NAV”) to the Fund’s next NAV calculation.

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

On November 4, 2025, the Trust issued a press release announcing a reverse share split on ProShares Ultra VIX Short-Term Futures and ProShares UltraShort Gold. The Splits did not change the value of a shareholder’s investment. ProShares Ultra VIX Short-Term Futures executed a 1:5 Reverse Split of its shares and ProShares UltraShort Gold executed a 1:2 Reverse Split of its shares. The Reverse Split was effective at the market open on November 20, 2025, when the Fund began trading at its post-Reverse Split price. The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of its shares outstanding. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y680 for UVXY), (74347Y698 for GLL). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

On February 11, 2026, the Trust issued a press release announcing a reverse share split on ProShares UltraShort Silver. The Reverse Split did not change the value of a shareholder’s investment. ProShares UltraShort Silver executed a 1:10 Reverse Split of its shares. The Reverse Split was effective at the market open on February 26, 2026, when the Fund began trading at its post-Reverse Split price. ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y672 for ZSL). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of twelve European countries (the eleven countries mentioned above, in addition to Greece). As of December 31, 2025, 26 countries used the euro, including Andorra, Austria, Belgium, Croatia, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Kosovo, Latvia, Lithuania, Luxembourg, Malta, Monaco, Montenegro, the Netherlands, Portugal, San Marino, Slovakia, Slovenia, Spain, and the Vatican City.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non- mechanical process that factor in criteria such as domicile, investible weight factor, liquidity, market capitalization and financial viability. Changes to the index composition are made on an as needed basis. There is no scheduled reconstitution. Rather, changes in response to corporate actions and market developments can be made at any time. As of December 31, 2025, the S&P 500 included companies with capitalizations between $5.5 billion and $4.5 trillion. The average capitalization of the companies comprising the Index was approximately $123.5 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. Constituent selection is at the discretion of the Index Committee and is based on eligibility criteria. The indices have a fixed constituent company count of 500, 400, and 600, respectively. Sector balance, as measured by a comparison of each GICs sector’s weight in the S&P Total Market Index, in the relevant capitalization range, is also considered in the selection of companies for the indices. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

*

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2025.

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

•

Public health issues, war and military conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022 and the Israel-Hamas conflict and the ensuing conflict) sanctions, acts of terrorism, sustained elevated inflation, supply chain issues or other events could have a significant negative impact on global financial markets and economies.

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

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 7.49% to 70.74%, as set forth in the table below.

		Historical Five-Year Average Volatility Rate As of
Index	Identifier	December 31, 2025
S&P 500 VIX Short-Term Futures Index	SPVXSP	70.74%
S&P 500 VIX Mid-Term Futures Index	SPVXMP	30.09%
Bloomberg Commodity Balanced WTI Crude Oil IndexSM	BCBCLIT	30.39%
Bloomberg Natural Gas SubindexSM	BCOMNGTR	59.88%
Bloomberg Gold SubindexSM	BCOMGCTR	16.05%
Bloomberg Silver SubindexSM	BCOMSITR	31.69%
The US dollar price of the euro	USDEUR	7.49%
The US dollar price of the Japanese yen	USDJPY	9.63%

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

As of December 31, 2025, the Funds’ approved counterparties for swap agreements and forward contracts are Royal Bank of Canada, Citibank N.A., UBS AG, Goldman Sachs & Co., Goldman Sachs International, Morgan Stanley & Co. International PLC and Societe Generale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identity its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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
Although the Funds have experienced cybersecurity incidents in the past, to date, the risks from cybersecurity threats, i nclud
ing as a result of any previous cybersecurity incidents, have not materially affected their operations, financial condition or investment objectives. See “Risk Factors” in Part I, Item 1A on this Annual Report for a discussion of the risks related to cybersecurity.
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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)

The Shares of each Fund that has commenced investment operations are listed in the accompanying table. The dates the Shares of each Fund began trading, their symbols and their primary listing exchange are indicated below:

Fund	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY	Cboe BZX Exchange
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO	NYSE Arca
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL	NYSE Arca
ProShares Ultra Euro	November 25, 2008	ULE	NYSE Arca
ProShares Ultra Gold	December 3, 2008	UGL	NYSE Arca
ProShares Ultra Silver	December 3, 2008	AGQ	NYSE Arca
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY	Cboe BZX Exchange
ProShares Ultra Yen	November 25, 2008	YCL	NYSE Arca
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO	NYSE Arca
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD	NYSE Arca
ProShares UltraShort Euro	November 25, 2008	EUO	NYSE Arca
ProShares UltraShort Gold	December 3, 2008	GLL	NYSE Arca
ProShares UltraShort Silver	December 3, 2008	ZSL	NYSE Arca
ProShares UltraShort Yen	November 25, 2008	YCS	NYSE Arca
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM	Cboe BZX Exchange
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY	Cboe BZX Exchange

The approximate number of holders of the Shares of each Fund as of December 31, 2025 was as follows:

	Fund	Number of Holders
SVXY	ProShares Short VIX Short-Term Futures	9,024
UCO	ProShares Ultra Bloomberg Crude Oil	69,927
BOIL	ProShares Ultra Bloomberg Natural Gas	45,713
ULE	ProShares Ultra Euro	865
UGL	ProShares Ultra Gold	33,287
AGQ	ProShares Ultra Silver	49,541
UVXY	ProShares Ultra VIX Short-Term Futures	83,566
YCL	ProShares Ultra Yen	2,762
SCO	ProShares UltraShort Bloomberg Crude Oil	8,332
KOLD	ProShares UltraShort Bloomberg Natural Gas	8,198
EUO	ProShares UltraShort Euro	3,383
GLL	ProShares UltraShort Gold	7,926
ZSL	ProShares UltraShort Silver	13,869
YCS	ProShares UltraShort Yen	2,137
VIXM	ProShares VIX Mid-Term Futures ETF	5,817
VIXY	ProShares VIX Short-Term Futures ETF	20,756

	Combined Trust:	365,103

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2025. The Funds have no obligation to make periodic distributions to Shareholders.

b)	Not applicable

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2025:

Title of Securities Registered*	Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest 10/01/25 to 10/31/25	600,000	$49.17
11/01/25 to 11/30/25	100,000	$50.27
12/01/25 to 12/31/25	50,000	$51.22
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest 10/01/25 to 10/31/25	3,900,000	$21.53
11/01/25 to 11/30/25	1,800,000	$21.35
12/01/25 to 12/31/25	3,350,000	$19.89
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest 10/01/25 to 10/31/25	11,200,000	$30.28
11/01/25 to 11/30/25	7,400,000	$33.92
12/01/25 to 12/31/25	8,350,000	$32.06
ProShares Ultra Euro
Common Units of Beneficial Interest 10/01/25 to 10/31/25	50,000	$12.91
11/01/25 to 11/30/25	50,000	$12.92
12/01/25 to 12/31/25	—	—
ProShares Ultra Gold
Common Units of Beneficial Interest 10/01/25 to 10/31/25	2,200,000	$51.50
11/01/25 to 11/30/25	2,350,000	$49.67
12/01/25 to 12/31/25	1,400,000	$54.83
ProShares Ultra Silver
Common Units of Beneficial Interest 10/01/25 to 10/31/25	1,950,000	$84.53
11/01/25 to 11/30/25	1,150,000	$83.54
12/01/25 to 12/31/25	2,600,000	$142.61
ProShares Ultra VIX Short-Term Futures ETF**
Common Units of Beneficial Interest 10/01/25 to 10/31/25	2,040,000	$59.26
11/01/25 to 11/30/25	3,430,000	$56.87
12/01/25 to 12/31/25	1,851,382	$42.66
ProShares Ultra Yen
Common Units of Beneficial Interest 10/01/25 to 10/31/25	150,000	$20.31
11/01/25 to 11/30/25	—	$—
12/01/25 to 12/31/25	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest 10/01/25 to 10/31/25	3,550,000	$18.69
11/01/25 to 11/30/25	1,550,000	$18.84
12/01/25 to 12/31/25	950,000	$19.72
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest 10/01/25 to 10/31/25	2,400,000	$36.74
11/01/25 to 11/30/25	2,800,000	$28.55
12/01/25 to 12/31/25	13,300,000	$30.73
ProShares UltraShort Euro
Common Units of Beneficial Interest 10/01/25 to 10/31/25	—	$—
11/01/25 to 11/30/25	—	$—
12/01/25 to 12/31/25	—	$—

ProShares UltraShort Gold**
Common Units of Beneficial Interest 10/01/25 to 10/31/25	3,225,000	$29.88
11/01/25 to 11/30/25	675,000	$29.07
12/01/25 to 12/31/25	700,080	$27.10
ProShares UltraShort Silver***
Common Units of Beneficial Interest 10/01/25 to 10/31/25	140,000	$138.36
11/01/25 to 11/30/25	260,000	$121.27
12/01/25 to 12/31/25	1,995,000	$60.67
ProShares UltraShort Yen
Common Units of Beneficial Interest 10/01/25 to 10/31/25	100,000	$47.81
11/01/25 to 11/30/25	50,000	$50.61
12/01/25 to 12/31/25	100,000	$50.32
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest 10/01/25 to 10/31/25	75,000	$16.11
11/01/25 to 11/30/25	225,000	$17.26
12/01/25 to 12/31/25	—	$—
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest 10/01/25 to 10/31/25	1,700,000	$35.67
11/01/25 to 11/30/25	2,225,000	$35.16
12/01/25 to 12/31/25	300,000	$26.92

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.
***	See Note 8 of these Notes to Financial Statements.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in this Annual Report on Form 10-K, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward looking statements include those described in the aforementioned filing and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2025 and 2024, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2025	Interest Income Year Ended December 31, 2024
ProShares Short VIX Short-Term Futures ETF	$9,893,892	$15,966,194
ProShares Ultra Bloomberg Crude Oil	11,978,374	24,269,178
ProShares Ultra Bloomberg Natural Gas	13,541,816	25,765,554
ProShares Ultra Euro	238,995	270,617
ProShares Ultra Gold	23,331,406	11,701,123
ProShares Ultra Silver	31,030,869	24,945,342
ProShares Ultra VIX Short-Term Futures ETF	14,858,287	10,412,156
ProShares Ultra Yen	2,040,523	1,853,973
ProShares UltraShort Bloomberg Crude Oil	5,201,591	7,561,479
ProShares UltraShort Bloomberg Natural Gas	11,784,270	5,342,982
ProShares UltraShort Euro	1,256,855	1,650,526
ProShares UltraShort Gold	2,177,430	668,180
ProShares UltraShort Silver	1,056,505	1,836,045
ProShares UltraShort Yen	965,246	1,493,002
ProShares VIX Mid-Term Futures ETF	1,197,467	2,348,655
ProShares VIX Short-Term Futures ETF	7,592,591	6,578,786

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February x, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2025.

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

Interest income is recognized on an accrual basis and includes the amortization of discount on short -term U.S. government and agency obligations and is reflected in the Statement of Operations. Interest income may be earned on cash held at the custodian bank and/or segregated cash balances with brokers.

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

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

For discussion of 2024 results and comparison with 2023 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$266,090,233	$267,184,359
NAV end of period	$242,351,037	$266,090,233
Percentage change in NAV	(8.9)%	(0.4)%
Shares outstanding beginning of period	5,318,614	5,168,614
Shares outstanding end of period	4,368,614	5,318,614
Percentage change in shares outstanding	(17.9)%	2.9%
Shares created	19,000,000	19,900,000
Shares redeemed	19,950,000	19,750,000
Per share NAV beginning of period	$50.03	$51.69
Per share NAV end of period	$55.48	$50.03
Percentage change in per share NAV	10.9%	(3.2)%
Percentage change in benchmark	(41.6)%	(25.6)%
Benchmark annualized volatility	76.4%	77.9%

During the year ended December 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,318,614 outstanding Shares at December 31, 2024 to 4,368,614 outstanding Shares at December 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,168,614 outstanding Shares at December 31, 2023 to 5,318,614 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 3.2% for the year ended December 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 41.6% for the year ended December 31, 2025, as compared to the benchmark’s decline of 25.6% for the year ended December 31, 2024, can be attributed to a greater decrease in the value of futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$6,577,496	$11,600,245
Management fee	2,660,501	3,421,991
Brokerage commissions	571,296	899,331
Futures account fees	84,599	44,627
Net realized gain (loss)	36,989,198	42,054,765
Change in net unrealized appreciation (depreciation)	18,711,268	(15,661,228)
Net income (loss)	$62,277,962	$37,993,782

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to greater decrease in the value of the futures prices during the year ended December 31, 2025.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$523,420,064	$652,793,437
NAV end of period	$383,037,987	$523,420,064
Percentage change in NAV	(26.8)%	(19.8)%
Shares outstanding beginning of period	19,043,096	24,843,096
Shares outstanding end of period	19,843,096	19,043,096
Percentage change in shares outstanding	4.2%	(23.3)%
Shares created	32,000,000	32,800,000
Shares redeemed	31,200,000	38,600,000
Per share NAV beginning of period	$27.49	$26.28
Per share NAV end of period	$19.30	$27.49
Percentage change in per share NAV	(29.8)%	4.6%
Percentage change in benchmark	(14.2)%	3.7%
Benchmark annualized volatility	26.3%	23.9%

During the year ended December 31, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 19,043,096 outstanding Shares at December 31, 2024 to 19,843,096 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,843,096 outstanding Shares at December 31, 2023 to 19,043,096 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.8% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV increase of 4.6% for the year ended December 31, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 14.2% for the year ended December 31, 2025, as compared to the benchmark’s rise of 3.7% for the year ended December 31, 2024, can be attributed to a decrease in the value of WTI Crude Oil during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$7,979,543	$18,533,349
Management fee	3,783,619	5,484,869
Brokerage commissions	215,212	250,960
Net realized gain (loss)	(28,212,710)	47,314,191
Change in net unrealized appreciation (depreciation)	(63,916,460)	34,625,310
Net income (loss)	$(84,149,627)	$100,472,850

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease in the value of the WTI Crude Oil, during the year ended December 31, 2025.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$396,081,499	$729,892,808
NAV end of period	$534,978,667	$396,081,499
Percentage change in NAV	35.1%	(45.7)%
Shares outstanding beginning of period	7,223,047	5,113,709
Shares outstanding end of period	23,723,047	7,223,047
Percentage change in shares outstanding	228.4%	41.2%
Shares created	78,950,000	35,420,000
Shares redeemed	62,450,000	33,310,662
Per share NAV beginning of period	$54.84	$142.73
Per share NAV end of period	$22.55	$54.84
Percentage change in per share NAV	(58.9)%	(61.6)%
Percentage change in benchmark	(23.9)%	(26.2)%
Benchmark annualized volatility	54.4%	51.4%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 7,223,047 outstanding Shares at December 31, 2024 to 23,723,047 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 5,113,709 outstanding Shares at December 31, 2023 to 7,223,047 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 58.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 61.6% for the year ended December 31, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 23.9% for the year ended December 31, 2025, as compared to the benchmark’s decline of 26.2% for the year ended December 31, 2024, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$8,287,783	$17,144,306
Management fee	3,588,538	5,578,019
Brokerage commissions	1,459,746	2,815,764
Futures account fees	205,749	227,465
Net realized gain (loss)	140,707,507	(398,290,574)
Change in net unrealized appreciation (depreciation)	(229,307,553)	53,645,757
Net income (loss)	$(80,312,263)	$(327,500,511)

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the year ended December 31, 2025.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$5,751,156	$7,114,015
NAV end of period	$5,925,856	$5,751,156
Percentage change in NAV	3.0%	(19.2)%
Shares outstanding beginning of period	550,000	600,000
Shares outstanding end of period	450,000	550,000
Percentage change in shares outstanding	(18.2)%	(8.3)%
Shares created	200,000	250,000
Shares redeemed	300,000	300,000
Per share NAV beginning of period	$10.46	$11.86
Per share NAV end of period	$13.17	$10.46
Percentage change in per share NAV	25.9%	(11.8)%
Percentage change in benchmark	13.4%	(6.2)%
Benchmark annualized volatility	8.0%	5.9%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 550,000 outstanding Shares at December 31, 2024 to 450,000 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 600,000 outstanding Shares at December 31, 2023 to 550,000 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 11.8% for the year ended December 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 13.4% for the year ended December 31, 2025, as compared to the benchmark’s decline of 6.2% for the year ended December 31, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$175,283	$213,988
Management fee	63,712	56,629
Net realized gain (loss)	852,316	(576,761)
Change in net unrealized appreciation (depreciation)	229,818	(474,077)
Net income (loss)	$1,257,417	$(836,850)

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2025.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$289,709,332	$191,502,023
NAV end of period	$1,014,686,941	$289,709,332
Percentage change in NAV	250.2%	51.3%
Shares outstanding beginning of period	12,400,000	12,000,000
Shares outstanding end of period	18,150,000	12,400,000
Percentage change in shares outstanding	46.4%	3.3%
Shares created	24,050,000	9,000,000
Shares redeemed	18,300,000	8,600,000
Per share NAV beginning of period	$23.36	$15.96
Per share NAV end of period	$55.91	$23.36
Percentage change in per share NAV	139.3%	46.4%
Percentage change in benchmark	62.5%	26.6%
Benchmark annualized volatility	20.2%	15.0%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 12,400,000 outstanding Shares at December 31, 2024 to 18,150,000 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 12,000,000 outstanding Shares at December 31, 2023 to 12,400,000 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 139.3% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV increase of 46.4% for the year ended December 31, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 62.5% for the year ended December 31, 2025, as compared to the benchmark’s rise of 26.6% for the year ended December 31, 2024, can be attributed to a greater increase in futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$17,485,650	$9,309,223
Management fee	5,753,407	2,352,382
Brokerage commissions	92,349	39,518
Net realized gain (loss)	419,725,491	85,341,533
Change in net unrealized appreciation (depreciation)	68,830,455	(9,937,400)
Net income (loss)	$506,041,596	$84,713,356

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the forward Share splits for the ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$562,083,293	$390,146,373
NAV end of period	$2,237,285,267	$562,083,293
Percentage change in NAV	298.0%	44.1%
Shares outstanding beginning of period	16,746,526	14,296,526
Shares outstanding end of period	14,346,526	16,746,526
Percentage change in shares outstanding	(14.3)%	17.1%
Shares created	20,750,000	15,750,000
Shares redeemed	23,150,000	13,300,000
Per share NAV beginning of period	$33.56	$27.29
Per share NAV end of period	$155.95	$33.56
Percentage change in per share NAV	364.7%	23.0%
Percentage change in benchmark	138.6%	20.6%
Benchmark annualized volatility	32.9%	31.2%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 14,346,526 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,296,526 outstanding Shares at December 31, 2023 to 16,746,526 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 364.7% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV increase of 23.0% for the year ended December 31, 2024, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 138.6% for the year ended December 31, 2025, as compared to the benchmark’s rise of 20.6% for the year ended December 31, 2024, can be attributed to a greater increase in the value of futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$22,548,046	$19,622,885
Management fee	8,259,769	5,144,179
Brokerage commissions	223,054	178,278
Net realized gain (loss)	870,715,186	176,632,029
Change in net unrealized appreciation (depreciation)	814,747,030	(90,982,802)
Net income (loss)	$1,708,010,262	$105,272,112

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2025.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$284,452,060	$348,555,743
NAV end of period	$400,406,136	$284,452,060
Percentage change in NAV	40.8%	(18.4)%
Shares outstanding beginning of period	2,738,729	1,652,978
Shares outstanding end of period	11,167,347	2,738,729
Percentage change in shares outstanding	307.8%	65.7%
Shares created	32,880,000	10,800,000
Shares redeemed	24,451,382	9,714,250
Per share NAV beginning of period	$103.86	$210.87
Per share NAV end of period	$35.86	$103.86
Percentage change in per share NAV	(65.5)%	(50.7)%
Percentage change in benchmark	(41.6)%	(25.6)%
Benchmark annualized volatility	76.4%	77.9%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,738,729 outstanding Shares at December 31, 2024 to 11,167,347 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,652,978 outstanding Shares at December 31, 2023 to 2,738,729 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 65.5% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 41.6% for the year ended December 31, 2025, as compared to the benchmark’s decline of 25.6% for the year ended December 31, 2024, can be attributed to a greater decrease in the value of futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$6,195,785	$5,438,786
Management fee	4,692,200	2,534,346
Brokerage commissions	3,369,419	2,159,377
Futures account fees	600,883	279,647
Net realized gain (loss)	(366,306,992)	(136,416,002)
Change in net unrealized appreciation (depreciation)	(70,035,993)	45,166,711
Net income (loss)	$(430,147,200)	$(85,810,505)

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$44,505,646	$30,205,770
NAV end of period	$48,665,350	$44,505,646
Percentage change in NAV	9.3%	47.3%
Shares outstanding beginning of period	2,199,970	1,099,970
Shares outstanding end of period	2,549,970	2,199,970
Percentage change in shares outstanding	15.9%	100.0%
Shares created	1,500,000	2,050,000
Shares redeemed	1,150,000	950,000
Per share NAV beginning of period	$20.23	$27.46
Per share NAV end of period	$19.08	$20.23
Percentage change in per share NAV	(5.7)%	(26.3)%
Percentage change in benchmark	0.5%	(10.4)%
Benchmark annualized volatility	10.1%	10.6%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,549,970 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 1,099,970 outstanding Shares at December 31, 2023 to 2,199,970 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.7% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 26.3% for the year ended December 31, 2024, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 0.5% for the year ended December 31, 2025, as compared to the benchmark’s decline of 10.4% for the year ended December 31, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$1,497,103	$1,448,648
Management fee	543,420	405,325
Net realized gain (loss)	(6,455,940)	(6,562,004)
Change in net unrealized appreciation (depreciation)	3,032,649	(5,734,582)
Net income (loss)	$(1,926,188)	$(10,847,938)

The Fund’s net loss decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2025.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$121,997,334	$188,963,592
NAV end of period	$89,466,390	$121,997,334
Percentage change in NAV	(26.7)%	(35.4)%
Shares outstanding beginning of period	7,205,220	9,105,220
Shares outstanding end of period	4,555,220	7,205,220
Percentage change in shares outstanding	(36.8)%	(20.9)%
Shares created	29,100,000	19,500,000
Shares redeemed	31,750,000	21,400,000
Per share NAV beginning of period	$16.93	$20.75
Per share NAV end of period	$19.64	$16.93
Percentage change in per share NAV	16.0%	(18.4)%
Percentage change in benchmark	(14.2)%	3.7%
Benchmark annualized volatility	26.3%	23.9%

During the year ended December 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,205,220 outstanding Shares at December 31, 2024 to 4,555,220 outstanding Shares at December 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,105,220 outstanding Shares at December 31, 2023 to 7,205,220 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.0% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 18.4% for the year ended December 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 14.2% for the year ended December 31, 2025, as compared to the benchmark’s rise of 3.7% for the year ended December 31, 2024, can be attributed to a decrease in the value of WTI Crude Oil, during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$3,675,774	$5,859,785
Management fee	1,317,020	1,518,281
Brokerage commissions	208,797	183,413
Net realized gain (loss)	59,511,109	4,436,570
Change in net unrealized appreciation (depreciation)	13,688,036	(24,101,673)
Net income (loss)	$76,874,919	$(13,805,318)

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease in the value of the WTI Crude Oil during the year ended December 31, 2025.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$260,940,143	$140,963,092
NAV end of period	$144,377,091	$260,940,143
Percentage change in NAV	(44.7)%	85.1%
Shares outstanding beginning of period	5,983,712	2,933,712
Shares outstanding end of period	4,033,712	5,983,712
Percentage change in shares outstanding	(32.6)%	104.0%
Shares created	89,850,000	25,950,000
Shares redeemed	91,800,000	22,900,000
Per share NAV beginning of period	$43.61	$48.05
Per share NAV end of period	$35.79	$43.61
Percentage change in per share NAV	(17.9)%	(9.2)%
Percentage change in benchmark	(23.9)%	(26.2)%
Benchmark annualized volatility	54.4%	51.4%

During the year ended December 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,983,712 outstanding Shares at December 31, 2024 to 4,033,712 outstanding Shares at December 31, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 2,933,712 outstanding Shares at December 31, 2023 to 5,983,712 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 9.2% for the year ended December 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 23.9% for the year ended December 31, 2025, as compared to the benchmark’s decline of 26.2% for the year ended December 31, 2024, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$7,340,950	$3,244,642
Management fee	2,956,356	1,092,378
Brokerage commissions	1,390,324	965,275
Futures account fees	96,640	40,687
Net realized gain (loss)	41,448,849	96,486,398
Change in net unrealized appreciation (depreciation)	80,087,267	(22,576,997)
Net income (loss)	$128,877,066	$77,154,043

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a lesser decrease in the value of the Henry Hub Natural Gas during the year ended December 31, 2025.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$41,892,674	$39,367,550
NAV end of period	$35,498,605	$41,892,674
Percentage change in NAV	(15.3)%	6.4%
Shares outstanding beginning of period	1,200,000	1,350,000
Shares outstanding end of period	1,250,000	1,200,000
Percentage change in shares outstanding	4.2%	(11.1)%
Shares created	600,000	250,000
Shares redeemed	550,000	400,000
Per share NAV beginning of period	$34.91	$29.16
Per share NAV end of period	$28.40	$34.91
Percentage change in per share NAV	(18.7)%	19.7%
Percentage change in benchmark	13.4%	(6.2)%
Benchmark annualized volatility	8.0%	5.9%

During the year ended December 31, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 1,200,000 outstanding Shares at December 31, 2024 to 1,250,000 outstanding Shares at December 31, 2025. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 1,350,000 outstanding Shares at December 31, 2023 to 1,200,000 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.7% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV increase of 19.7% for the year ended December 31, 2024, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 13.4% for the year ended December 31, 2025, as compared to the benchmark’s decline of 6.2% for the year ended December 31, 2024, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$920,604	$1,290,448
Management fee	336,251	360,078
Net realized gain (loss)	(6,435,931)	2,514,606
Change in net unrealized appreciation (depreciation)	(1,549,424)	3,005,829
Net income (loss)	$(7,064,751)	$6,810,883

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2025.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$16,624,428	$11,795,779
NAV end of period	$81,475,214	$16,624,428
Percentage change in NAV	390.1%	40.9%
Shares outstanding beginning of period	236,744	111,744
Shares outstanding end of period	3,136,631	236,744
Percentage change in shares outstanding	1,224.9%	111.9%
Shares created	14,025,000	512,500
Shares redeemed	11,125,113	387,500
Per share NAV beginning of period	$70.22	$105.56
Per share NAV end of period	$25.98	$70.22
Percentage change in per share NAV	(63.0)%	(33.5)%
Percentage change in benchmark	62.5%	26.6%
Benchmark annualized volatility	20.2%	15.0%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 236,744 outstanding Shares at December 31, 2024 to 3,136,631 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from an increase from 111,744 outstanding Shares at December 31, 2023 to 236,744 outstanding Shares at December 31, 2024. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.0% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 33.5% for the year ended December 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 62.5% for the year ended December 31, 2025, as compared to the benchmark’s rise of 26.6% for the year ended December 31, 2024, can be attributed to a greater increase in the value of the futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$1,535,869	$507,582
Management fee	621,338	155,523
Brokerage commissions	20,223	5,075
Net realized gain (loss)	(24,038,943)	(6,246,384)
Change in net unrealized appreciation (depreciation)	(3,685,880)	606,689
Net income (loss)	$(26,188,954)	$(5,132,113)

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater increase in the value of futures prices, during the year ended December 31, 2025.

*	See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$23,752,619	$65,149,686
NAV end of period	$197,022,578	$23,752,619
Percentage change in NAV	729.5%	(63.5)%
Shares outstanding beginning of period	56,026	89,783
Shares outstanding end of period	3,701,026	56,026
Percentage change in shares outstanding	6,505.9%	(37.6)%
Shares created	6,375,000	362,500
Shares redeemed	2,730,000	396,257
Per share NAV beginning of period	$423.96	$725.63
Per share NAV end of period	$53.23	$423.96
Percentage change in per share NAV	(87.5)%	(41.6)%
Percentage change in benchmark	138.6%	20.6%
Benchmark annualized volatility	32.9%	31.2%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 56,026 outstanding Shares at December 31, 2024 to 3,701,026 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 89,783 outstanding Shares at December 31, 2023 to 56,026 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 87.5% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 41.6% for the year ended December 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 138.6% for the year ended December 31, 2025, as compared to the benchmark’s rise of 20.6% for the year ended December 31, 2024, can be attributed to a greater increase in the value of futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$675,869	$1,354,379
Management fee	358,757	443,177
Brokerage commissions	21,879	38,489
Net realized gain (loss)	(42,610,029)	(8,286,334)
Change in net unrealized appreciation (depreciation)	(17,064,931)	2,591,061
Net income (loss)	$(58,999,091)	$(4,340,894)

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater increase in the value of futures prices during the year ended December 31, 2025.

*	See Note 8 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$26,080,295	$24,010,010
NAV end of period	$35,516,416	$26,080,295
Percentage change in NAV	36.2%	8.6%
Shares outstanding beginning of period	547,160	697,160
Shares outstanding end of period	697,160	547,160
Percentage change in shares outstanding	27.4%	(21.5)%
Shares created	1,050,000	900,000
Shares redeemed	900,000	1,050,000
Per share NAV beginning of period	$47.66	$34.44
Per share NAV end of period	$50.94	$47.66
Percentage change in per share NAV	6.9%	38.4%
Percentage change in benchmark	0.5%	(10.4)%
Benchmark annualized volatility	10.1%	10.6%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 547,160 outstanding Shares at December 31, 2024 to 697,160 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2024, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 697,160 outstanding Shares at December 31, 2023 to 547,160 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV increase of 38.4% for the year ended December 31, 2024, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 0.5% for the year ended December 31, 2025, as compared to the benchmark’s decline of 10.4% for the year ended December 31, 2024, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$707,080	$1,168,766
Management fee	258,166	324,236
Net realized gain (loss)	3,784,283	4,753,237
Change in net unrealized appreciation (depreciation)	(1,384,124)	3,540,284
Net income (loss)	$3,107,239	$9,462,287

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2025.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$28,111,210	$37,866,143
NAV end of period	$45,911,058	$28,111,210
Percentage change in NAV	63.0%	(25.8)%
Shares outstanding beginning of period	1,937,403	2,262,403
Shares outstanding end of period	3,012,403	1,937,403
Percentage change in shares outstanding	55.5%	(14.4)%
Shares created	3,425,000	9,475,000
Shares redeemed	2,350,000	9,800,000
Per share NAV beginning of period	$14.51	$16.74
Per share NAV end of period	$15.24	$14.51
Percentage change in per share NAV	5.0%	(13.3)%
Percentage change in benchmark	6.6%	(11.9)%
Benchmark annualized volatility	32.2%	31.0%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,937,403 outstanding Shares at December 31, 2024 to 3,012,403 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,262,403 outstanding Shares at December 31, 2023 to 1,937,403 outstanding Shares at December 31, 2024. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.0% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 13.3% for the year ended December 31, 2024, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s rise of 6.6% for the year ended December 31, 2025, as compared to the benchmark’s decline of 11.9% for the year ended December 31, 2024, can be attributed to an increase in the value of the futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$862,886	$1,795,132
Management fee	284,981	428,613
Brokerage commissions	34,343	99,142
Futures account fees	15,257	25,768
Net realized gain (loss)	2,901,125	(13,692,881)
Change in net unrealized appreciation (depreciation)	(2,057,815)	3,767,942
Net income (loss)	$1,706,196	$(8,129,807)

The Fund’s net income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the value of the futures prices during the year ended December 31, 2025.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
NAV beginning of period	$133,641,615	$157,321,746
NAV end of period	$227,464,736	$133,641,615
Percentage change in NAV	70.2%	(15.1)%
Shares outstanding beginning of period	2,966,252	2,537,737
Shares outstanding end of period	8,841,252	2,966,252
Percentage change in shares outstanding	198.1%	16.9%
Shares created	17,050,000	5,612,500
Shares redeemed	11,175,000	5,183,985
Per share NAV beginning of period	$45.05	$61.99
Per share NAV end of period	$25.73	$45.05
Percentage change in per share NAV	(42.9)%	(27.3)%
Percentage change in benchmark	(41.6)%	(25.6)%
Benchmark annualized volatility	76.4%	77.9%

During the year ended December 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 8,841,252 outstanding Shares at December 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2024, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 2,537,737 outstanding Shares at December 31, 2023 to 2,966,252 outstanding Shares at December 31, 2024.

For the years ended December 31, 2025 and 2024, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 42.9% for the year ended December 31, 2025, as compared to the Fund’s per Share NAV decrease of 27.3% for the year ended December 31, 2024, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2025.

The benchmark’s decline of 41.6% for the year ended December 31, 2025, as compared to the benchmark’s decline of 25.6% for the year ended December 31, 2024, can be attributed to a greater decrease in the value of the futures prices during the year ended December 31, 2025.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net investment income (loss)	$4,964,744	$4,916,665
Management fee	1,871,012	1,296,599
Brokerage commissions	549,797	244,821
Futures account fees	207,038	120,701
Net realized gain (loss)	(66,466,384)	(23,816,423)
Change in net unrealized appreciation (depreciation)	(25,947,419)	14,052,632
Net income (loss)	$(87,449,059)	$(4,847,126)

The Fund’s net income decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a greater decrease in the value of the futures prices during the year ended December 31, 2025.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of December 31, 2025 and 2024, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2025 and 2024, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2026	3,791	$16.53	1,000	$(62,674,708)
VIX Futures (Cboe)	Short	February 2026	3,153	18.53	1,000	(58,437,702)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	January 2025	4,447	$17.52	1,000	$(77,901,212)
VIX Futures (Cboe)	Short	February 2025	3,080	17.87	1,000	(55,042,064)

The December 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2025 and 2024, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (Need Exch)	Long	March 2026	1,400	$57.22	1,000	$80,108,000
WTI Crude Oil (NYMEX)	Long	June 2026	1,419	57.01	1,000	80,897,190
WTI Crude Oil (NYMEX)	Long	December 2026	1,426	56.92	1,000	81,167,920

Swap Agreements as of December 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$72.6774	$46,937,391
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	72.6774	203,679,867
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	72.6774	61,875,213
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	72.6774	154,606,778
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	72.6774	56,594,982

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2025	1,370	$71.25	1,000	$97,612,500
WTI Crude Oil (NYMEX)	Long	June 2025	1,400	70.17	1,000	98,238,000
WTI Crude Oil (NYMEX)	Long	December 2025	1,423	68.19	1,000	97,034,370

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.6842	$150,153,809
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.6842	237,329,164
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.6842	72,097,418
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.6842	180,148,868
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.6842	114,210,193

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2025 and 2024 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2025 and 2024, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2026	34,181	$3.13	10,000	$1,069,865,300

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2025	25,569	$3.10	10,000	$792,127,620

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2025 and 2024, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/26	4,947,921	1.1688	$5,783,321
Euro	UBS AG	Long	01/09/26	5,176,502	1.1691	6,051,852
Euro	UBS AG	Short	01/09/26	(40,000)	1.1745	(46,978)

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/25	5,751,921	1.0511	$6,045,796
Euro	UBS AG	Long	01/10/25	5,694,502	1.0511	5,985,285
Euro	Goldman Sachs International	Short	01/10/25	(58,000)	1.0554	(61,213)
Euro	UBS AG	Short	01/10/25	(287,000)	1.0405	(298,613)

The December 31, 2025 and 2024 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of December 31, 2025 and 2024 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2026	2,338	$4,341.10	100	$1,014,949,180

Swap Agreements as of December 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$393.3496	$575,555,005
Bloomberg Gold Subindex	Goldman Sachs International	Long	393.3496	103,454,092
Bloomberg Gold Subindex	UBS AG	Long	393.3496	335,267,828

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2025	961	$2,641.00	100	$253,800,100

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$252.3576	$139,739,974
Bloomberg Gold Subindex	Goldman Sachs International	Long	252.3576	66,372,068
Bloomberg Gold Subindex	UBS AG	Long	252.3576	119,329,710

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of December 31, 2025 and 2024 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2026	5,470	$70.60	5,000	$1,930,992,050

Swap Agreements as of December 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$528.6613	$1,174,123,738
Bloomberg Silver Subindex	Goldman Sachs International	Long	528.6613	58,561,398
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	528.6613	397,316,457
Bloomberg Silver Subindex	UBS AG	Long	528.6613	963,824,275

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2025	3,220	$29.24	5,000	$470,796,200

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$230.8971	$290,595,744
Bloomberg Silver Subindex	Goldman Sachs International	Long	230.8971	25,577,165
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	230.8971	173,531,177
Bloomberg Silver Subindex	UBS AG	Long	230.8971	163,326,725

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2025 and 2024 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2025 and 2024, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2026	18,780	$16.53	1,000	$310,480,350
VIX Futures (Cboe)	Long	February 2026	15,649	18.53	1,000	290,038,566

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	14,280	$17.52	1,000	$250,152,756
VIX Futures (Cboe)	Long	February 2025	9,884	17.87	1,000	176,634,987

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of December 31, 2025 and 2024, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/26	7,816,408,056	0.006462	$50,509,042
Yen	UBS AG	Long	01/09/26	7,934,232,856	0.006463	51,281,404
Yen	UBS AG	Short	01/09/26	(463,767,000)	0.006390	(2,963,455)

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/25	7,308,549,056	0.006662	$48,686,512
Yen	UBS AG	Long	01/10/25	7,519,501,856	0.006653	50,029,811
Yen	Goldman Sachs International	Short	01/10/25	(66,274,000)	0.006608	(437,906)
Yen	UBS AG	Short	01/10/25	(730,519,000)	0.006541	(4,778,493)

The December 31, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2025 and 2024, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2026	1,035	$57.22	1,000	$(59,222,700)
WTI Crude Oil (NYMEX)	Short	June 2026	1,048	57.01	1,000	(59,746,480)
WTI Crude Oil (NYMEX)	Short	December 2026	1,053	56.92	1,000	(59,936,760)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2025	1,140	$71.25	1,000	$(81,225,000)
WTI Crude Oil (NYMEX)	Short	June 2025	1,167	70.17	1,000	(81,888,390)
WTI Crude Oil (NYMEX)	Short	December 2025	1,186	68.19	1,000	(80,873,340)

The December 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2025 and 2024, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2026	9,225	$3.13	10,000	$(288,742,500)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2025	16,846	$3.10	10,000	$(521,889,080)

The December 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2025 and 2024, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/26	963,000	1.1782	$1,134,650
Euro	UBS AG	Long	01/09/26	2,568,000	1.1722	3,010,199
Euro	Goldman Sachs International	Short	01/09/26	(31,354,263)	1.1688	(36,647,035)
Euro	UBS AG	Short	01/09/26	(32,587,199)	1.1691	(38,097,849)

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	01/10/25	3,395,000	1.0459	$3,550,930
Euro	Goldman Sachs International	Short	01/10/25	(38,554,263)	1.0514	(40,536,982)
Euro	UBS AG	Short	01/10/25	(45,657,199)	1.0495	(47,919,075)

The December 31, 2025 and 2024 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of December 31, 2025 and 2024 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2026	168	$4,341.10	100	$(72,930,480)

Swap Agreements as of December 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$393.3496	$(65,194,272)
Bloomberg Gold Subindex	Goldman Sachs International	Short	393.3496	(9,690,561)
Bloomberg Gold Subindex	UBS AG	Short	393.3496	(14,988,649)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2025	48	$2,641.00	100	$(12,676,800)

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$252.3576	$(4,743,641)
Bloomberg Gold Subindex	Goldman Sachs International	Short	252.3576	(6,217,082)
Bloomberg Gold Subindex	UBS AG	Short	252.3576	(9,616,126)

The December 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2025 and 2024 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of December 31, 2025 and 2024 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2026	797	$70.60	5,000	$(281,352,955)

Swap Agreements as of December 31, 2025

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$528.6613	$(52,154,405)
Bloomberg Silver Subindex	Goldman Sachs International	Short	528.6613	(25,969,429)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	528.6613	(3,582,209)
Bloomberg Silver Subindex	UBS AG	Short	528.6613	(30,813,610)

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2025	72	$29.24	5,000	$(10,527,120)

Swap Agreements as of December 31, 2024

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$230.8971	$(20,658,992)
Bloomberg Silver Subindex	Goldman Sachs International	Short	230.8971	(11,342,358)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	230.8971	(1,564,559)
Bloomberg Silver Subindex	UBS AG	Short	230.8971	(3,340,644)

The December 31, 2025 and 2024 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2025 and 2024 short swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of December 31, 2025 and 2024 the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2025 and 2024, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2025

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/26	374,199,000	0.006419	$2,401,855
Yen	UBS AG	Long	01/09/26	2,050,605,000	0.006436	13,197,325
Yen	Goldman Sachs International	Short	01/09/26	(5,850,788,165)	0.006464	(37,818,711)
Yen	UBS AG	Short	01/09/26	(7,696,434,424)	0.006453	(49,668,741)

Foreign Currency Forward Contracts as of December 31, 2024

Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/25	174,930,000	0.006611	$1,156,389
Yen	UBS AG	Long	01/10/25	340,324,000	0.006398	2,177,539
Yen	Goldman Sachs International	Short	01/10/25	(4,370,333,165)	0.006660	(29,106,767)
Yen	UBS AG	Short	01/10/25	(4,340,303,574)	0.006591	(28,604,919)

The December 31, 2025 and 2024 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2025 and 2024, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2026	399	$20.45	1,000	$8,160,866
VIX Futures (Cboe)	Long	May 2026	731	20.85	1,000	15,241,131
VIX Futures (Cboe)	Long	June 2026	731	21.03	1,000	15,369,275
VIX Futures (Cboe)	Long	July 2026	333	21.43	1,000	7,134,525

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	298	$18.30	1,000	$5,453,400
VIX Futures (Cboe)	Long	May 2025	505	18.51	1,000	9,346,590
VIX Futures (Cboe)	Long	June 2025	505	18.63	1,000	9,405,625
VIX Futures (Cboe)	Long	July 2025	206	18.92	1,000	3,897,850

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of December 31, 2025 and 2024, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2025 and 2024, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2025

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2026	7,112	$16.53	1,000	$117,579,140
VIX Futures (Cboe)	Long	February 2026	5,928	18.53	1,000	109,869,552

Futures Positions as of December 31, 2024

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2025	4,473	$17.52	1,000	$78,356,672
VIX Futures (Cboe)	Long	February 2025	3,096	17.87	1,000	55,327,997

The December 31, 2025 and 2024 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

For Geared Funds, the impact of the index’s movements each day also affects whether the Fund’s portfolio needs to be rebalanced. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds and UltraShort Funds will generally decrease when the Index rises on a given day, to the extent there are not offsetting factors. As a result, the Fund’s short exposure may need to be decreased. Conversely, when the Index falls on a given day, net assets of a Short or UltraShort Fund should rise. As a result, the Fund’s short exposure may need to be increased.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2025 and 2024, June 30, 2025 and 2024, September 30, 2025 and 2024, and December 31, 2025 and 2024 and the years ended December 31, 2025 and 2024 for each Fund, as applicable.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$1,447,619	$2,458,621	$1,524,470	$1,146,786	$6,577,496

Net realized and unrealized gain (loss)	$(17,879,791)	$13,639,683	$42,937,595	$17,002,979	$55,700,466
Net income (loss)	$(16,432,172)	$16,098,304	$44,462,065	$18,149,765	$62,277,962
Net increase (decrease) in net asset value per share	$(4.24)	$(3.17)	$8.40	$4.46	$5.45

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$2,397,290	$2,584,261	$4,269,606	$2,349,088	$11,600,245

Net realized and unrealized gain (loss)	$23,859,796	$22,594,697	$(11,689,567)	$(8,371,389)	$26,393,537
Net income (loss)	$26,257,086	$25,178,958	$(7,419,961)	$(6,022,301)	$37,993,782
Net increase (decrease) in net asset value per share	$4.69	$4.97	$(11.19)	$(0.13)	$(1.66)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$2,493,623	$2,227,570	$1,571,960	$1,686,390	$7,979,543

Net realized and unrealized gain (loss)	$15,052,511	$(69,927,670)	$8,479,718	$(45,733,729)	$(92,129,170)
Net income (loss)	$17,546,134	$(67,700,100)	$10,051,678	$(44,047,339)	$(84,149,627)
Net increase (decrease) in net asset value per share	$(0.36)	$(4.64)	$(0.11)	$(3.08)	$(8.19)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$3,471,629	$5,118,436	$4,742,745	$5,200,539	$18,533,349

Net realized and unrealized gain (loss)	$148,214,947	$6,218,791	$(125,867,824)	$53,373,587	$81,939,501
Net income (loss)	$151,686,576	$11,337,227	$(121,125,079)	$58,574,126	$100,472,850
Net increase (decrease) in net asset value per share	$6.91	$0.32	$(8.15)	$2.13	$1.21

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$1,817,307	$1,224,122	$2,571,611	$2,674,743	$8,287,783

Net realized and unrealized gain (loss)	$180,466,335	$(97,237,325)	$(135,043,242)	$(36,785,814)	$(88,600,046)
Net income (loss)	$182,283,642	$(96,013,203)	$(132,471,631)	$(34,111,071)	$(80,312,263)
Net increase (decrease) in net asset value per share	$30.45	$(38.94)	$(16.84)	$(6.96)	$(32.29)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$4,210,636	$4,256,254	$4,917,857	$3,759,559	$17,144,306

Net realized and unrealized gain (loss)	$(378,573,869)	$151,508,790	$(111,870,739)	$(5,708,999)	$(344,644,817)
Net income (loss)	$(374,363,233)	$155,765,044	$(106,952,882)	$(1,949,440)	$(327,500,511)
Net increase (decrease) in net asset value per share	$(77.06)	$12.30	$(19.27)	$(3.86)	$(87.89)

PROSHARES ULTRA EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$33,660	$50,493	$53,812	$37,318	$175,283

Net realized and unrealized gain (loss)	$355,394	$1,032,404	$(213,488)	$(92,176)	$1,082,134
Net income (loss)	$389,054	$1,082,897	$(159,676)	$(54,858)	$1,257,417
Net increase (decrease) in net asset value per share	$0.90	$2.04	$(0.18)	$(0.05)	$2.71

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$62,551	$56,873	$48,936	$45,628	$213,988

Net realized and unrealized gain (loss)	$(364,940)	$(157,183)	$369,686	$(898,401)	$(1,050,838)
Net income (loss)	$(302,389)	$(100,310)	$418,622	$(852,773)	$(836,850)
Net increase (decrease) in net asset value per share	$(0.52)	$(0.15)	$0.90	$(1.63)	$(1.40)

PROSHARES ULTRA GOLD*

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$2,855,659	$3,895,862	$4,397,620	$6,336,509	$17,485,650

Net realized and unrealized gain (loss)	$114,453,304	$24,703,814	$183,238,903	$166,159,925	$488,555,946
Net income (loss)	$117,308,963	$28,599,676	$187,636,523	$172,496,434	$506,041,596
Net increase (decrease) in net asset value per share	$8.68	$2.36	$11.32	$10.19	$32.55

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,567,439	$2,264,848	$2,677,335	$2,799,601	$9,309,223

Net realized and unrealized gain (loss)	$21,195,474	$14,341,132	$54,000,215	$(14,132,688)	$75,404,133
Net income (loss)	$22,762,913	$16,605,980	$56,677,550	$(11,333,087)	$84,713,356
Net increase (decrease) in net asset value per share	$2.04	$1.33	$4.77	$(0.74)	$7.40

PROSHARES ULTRA SILVER

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$4,456,894	$4,551,855	$4,938,126	$8,601,171	$22,548,046

Net realized and unrealized gain (loss)	$193,988,258	$25,701,646	$401,600,415	$1,064,171,897	$1,685,462,216
Net income (loss)	$198,445,152	$30,253,501	$406,538,541	$1,072,773,068	$1,708,010,262
Net increase (decrease) in net asset value per share	$12.18	$1.33	$28.59	$80.29	$122.39

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$2,732,914	$4,944,726	$6,019,174	$5,926,071	$19,622,885

Net realized and unrealized gain (loss)	$17,142,684	$133,401,184	$53,434,770	$(118,329,411)	$85,649,227
Net income (loss)	$19,875,598	$138,345,910	$59,453,944	$(112,403,340)	$105,272,112
Net increase (decrease) in net asset value per share	$1.24	$8.91	$3.10	$(6.98)	$6.27

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$1,076,597	$1,151,011	$2,399,298	$1,568,879	$6,195,785

Net realized and unrealized gain (loss)	$119,554,748	$(32,949,407)	$(390,946,076)	$(132,002,250)	$(436,342,985)
Net income (loss)	$120,631,345	$(31,798,396)	$(388,546,778)	$(130,433,371)	$(430,147,200)
Net increase (decrease) in net asset value per share	$13.36	$(23.75)	$(41.28)	$(16.33)	$(68.00)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,517,995	$1,263,439	$1,321,242	$1,336,110	$5,438,786

Net realized and unrealized gain (loss)	$(77,712,023)	$(45,714,246)	$(22,041,465)	$54,218,443	$(91,249,291)
Net income (loss)	$(76,194,028)	$(44,450,807)	$(20,720,223)	$55,554,553	$(85,810,505)
Net increase (decrease) in net asset value per share	$(53.58)	$(39.38)	$6.77	$(20.82)	$(107.01)

PROSHARES ULTRA YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$391,107	$426,548	$402,393	$277,055	$1,497,103

Net realized and unrealized gain (loss)	$4,310,581	$3,711,933	$(4,694,297)	$(6,751,508)	$(3,423,291)
Net income (loss)	$4,701,688	$4,138,481	$(4,291,904)	$(6,474,453)	$(1,926,188)
Net increase (decrease) in net asset value per share	$1.67	$1.42	$(1.56)	$(2.68)	$(1.15)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$293,018	$384,185	$422,494	$348,951	$1,448,648

Net realized and unrealized gain (loss)	$(5,610,506)	$(6,208,035)	$9,452,623	$(9,930,668)	$(12,296,586)
Net income (loss)	$(5,317,488)	$(5,823,850)	$9,875,117	$(9,581,717)	$(10,847,938)
Net increase (decrease) in net asset value per share	$(4.13)	$(3.10)	$4.53	$(4.53)	$(7.23)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$1,392,723	$819,688	$900,999	$562,364	$3,675,774

Net realized and unrealized gain (loss)	$12,418,449	$46,236,460	$903,561	$13,640,675	$73,199,145
Net income (loss)	$13,811,172	$47,056,148	$1,804,560	$14,203,039	$76,874,919
Net increase (decrease) in net asset value per share	$(0.19)	$1.28	$(0.52)	$2.14	$2.71

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,737,221	$1,805,686	$1,451,008	$865,870	$5,859,785

Net realized and unrealized gain (loss)	$(46,957,955)	$(1,695,519)	$40,796,054	$(11,807,683)	$(19,665,103)
Net income (loss)	$(45,220,734)	$110,167	$42,247,062	$(10,941,813)	$(13,805,318)
Net increase (decrease) in net asset value per share	$(4.83)	$(0.35)	$3.95	$(2.59)	$(3.82)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$2,805,691	$2,395,490	$1,269,108	$870,661	$7,340,950

Net realized and unrealized gain (loss)	$(236,425,749)	$205,548,141	$89,676,348	$62,737,376	$121,536,116
Net income (loss)	$(233,620,058)	$207,943,631	$90,945,456	$63,608,037	$128,877,066
Net increase (decrease) in net asset value per share	$(23.91)	$5.74	$9.92	$0.43	$(7.82)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$807,347	$951,460	$762,495	$723,340	$3,244,642

Net realized and unrealized gain (loss)	$68,479,102	$(24,012,733)	$34,239,705	$(4,796,673)	$73,909,401
Net income (loss)	$69,286,449	$(23,061,273)	$35,002,200	$(4,073,333)	$77,154,043
Net increase (decrease) in net asset value per share	$28.42	$(27.10)	$5.15	$(10.91)	$(4.44)

PROSHARES ULTRASHORT EURO

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$258,107	$224,338	$229,237	$208,922	$920,604

Net realized and unrealized gain (loss)	$(2,975,671)	$(5,475,505)	$237,577	$228,244	$(7,985,355)
Net income (loss)	$(2,717,564)	$(5,251,167)	$466,814	$437,166	$(7,064,751)
Net increase (decrease) in net asset value per share	$(2.61)	$(4.85)	$0.57	$0.38	$(6.51)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$363,067	$338,894	$315,526	$272,961	$1,290,448

Net realized and unrealized gain (loss)	$2,028,513	$701,755	$(2,565,439)	$5,355,606	$5,520,435
Net income (loss)	$2,391,580	$1,040,649	$(2,249,913)	$5,628,567	$6,810,883
Net increase (decrease) in net asset value per share	$1.81	$0.89	$(1.94)	$4.99	$5.75

PROSHARES ULTRASHORT GOLD*

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$152,848	$504,356	$385,326	$493,339	$1,535,869

Net realized and unrealized gain (loss)	$(7,768,320)	$11,779,627	$(17,191,488)	$(14,544,642)	$(27,724,823)
Net income (loss)	$(7,615,472)	$12,283,983	$(16,806,162)	$(14,051,303)	$(26,188,954)
Net increase (decrease) in net asset value per share	$(19.33)	$(6.00)	$(11.40)	$(7.51)	$(44.24)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$109,867	$136,135	$113,799	$147,781	$507,582

Net realized and unrealized gain (loss)	$(1,742,392)	$(1,252,038)	$(3,172,512)	$527,247	$(5,639,695)
Net income (loss)	$(1,632,525)	$(1,115,903)	$(3,058,713)	$675,028	$(5,132,113)
Net increase (decrease) in net asset value per share	$(11.77)	$(7.41)	$(17.39)	$1.23	$(35.34)

PROSHARES ULTRASHORT SILVER**

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$112,155	$148,415	$131,582	$283,717	$675,869

Net realized and unrealized gain (loss)	$(8,161,034)	$(835,785)	$(13,120,542)	$(37,557,599)	$(59,674,960)
Net income (loss)	$(8,048,879)	$(687,370)	$(12,988,960)	$(37,273,882)	$(58,999,091)
Net increase (decrease) in net asset value per share	$(127.93)	$(35.71)	$(105.49)	$(101.60)	$(370.73)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$284,271	$444,517	$507,144	$118,447	$1,354,379

Net realized and unrealized gain (loss)	$4,361,418	$(11,167,314)	$(3,527,024)	$4,637,647	$(5,695,273)
Net income (loss)	$4,645,689	$(10,722,797)	$(3,019,880)	$4,756,094	$(4,340,894)
Net increase (decrease) in net asset value per share	$(52.78)	$(224.05)	$(68.74)	$43.90	$(301.67)

PROSHARES ULTRASHORT YEN

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$155,036	$155,622	$187,018	$209,404	$707,080

Net realized and unrealized gain (loss)	$(1,963,345)	$(1,848,942)	$1,460,248	$4,752,198	$2,400,159
Net income (loss)	$(1,808,309)	$(1,693,320)	$1,647,266	$4,961,602	$3,107,239
Net increase (decrease) in net asset value per share	$(3.37)	$(2.94)	$3.17	$6.42	$3.28

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$249,284	$359,294	$356,054	$204,134	$1,168,766

Net realized and unrealized gain (loss)	$4,646,964	$5,947,436	$(8,379,969)	$6,079,090	$8,293,521
Net income (loss)	$4,896,248	$6,306,730	$(8,023,915)	$6,283,224	$9,462,287
Net increase (decrease) in net asset value per share	$6.53	$6.66	$(8.72)	$8.75	$13.22

PROSHARES VIX MID-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$201,460	$159,534	$232,853	$269,039	$862,886

Net realized and unrealized gain (loss)	$2,331,676	$2,891,657	$(2,721,773)	$(1,658,250)	$843,310
Net income (loss)	$2,533,136	$3,051,191	$(2,488,920)	$(1,389,211)	$1,706,196
Net increase (decrease) in net asset value per share	$1.33	$0.89	$(0.90)	$(0.59)	$0.73

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$392,110	$838,943	$290,687	$273,392	$1,795,132

Net realized and unrealized gain (loss)	$(3,315,400)	$(7,854,039)	$3,168,967	$(1,924,467)	$(9,924,939)
Net income (loss)	$(2,923,290)	$(7,015,096)	$3,459,654	$(1,651,075)	$(8,129,807)
Net increase (decrease) in net asset value per share	$(0.89)	$(1.56)	$0.78	$(0.56)	$(2.23)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three Months Ended (unaudited)				Year Ended December 31, 2025
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net investment income (loss)	$958,678	$763,347	$1,746,868	$1,495,851	$4,964,744

Net realized and unrealized gain (loss)	$39,190,744	$23,041,641	$(111,433,289)	$(43,212,899)	$(92,413,803)
Net income (loss)	$40,149,422	$23,804,988	$(109,686,421)	$(41,717,048)	$(87,449,059)
Net increase (decrease) in net asset value per share	$5.24	$(3.50)	$(14.61)	$(6.45)	$(19.32)

	Three Months Ended (unaudited)				Year Ended December 31, 2024
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net investment income (loss)	$1,348,356	$1,239,189	$1,120,410	$1,208,710	$4,916,665

Net realized and unrealized gain (loss)	$(28,784,954)	$(23,490,145)	$52,645,089	$(10,133,781)	$(9,763,791)
Net income (loss)	$(27,436,598)	$(22,250,956)	$53,765,499	$(8,925,071)	$(4,847,126)
Net increase (decrease) in net asset value per share	$(10.27)	$(8.39)	$5.62	$(3.90)	$(16.94)

See the Index to Financial Statements on Page 105 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
**	See Note 8 of these Notes to Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and based upon this evaluation, the principal executive officer and the principal financial officer have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of December 31, 2025, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the principal executive officer and principal financial officer of the Trust, assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2025. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
Internal Control – Integrated Framework (2013)
. Based on their assessment and those criteria, management, including the principal executive officer and principal financial officer of the Trust, concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.
Item 9B. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended December 31, 2025.
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
As of December 31, 2025, the Sponsor serves as the Trust’s commodity pool operator.
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
Background and Principals
As of December 31, 2025, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator and as a commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied
and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied
and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7272 Wisconsin Avenue, 21 st
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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2025, the following represents Management Fees earned by the Sponsor:

Fund	Amount
ProShares Short VIX Short-Term Futures ETF	$2,660,501
ProShares Ultra Bloomberg Crude Oil	3,783,619
ProShares Ultra Bloomberg Natural Gas	3,588,538
ProShares Ultra Euro	63,712
ProShares Ultra Gold	5,753,407
ProShares Ultra Silver	8,259,769
ProShares Ultra VIX Short-Term Futures ETF	4,692,200
ProShares Ultra Yen	543,420
ProShares UltraShort Bloomberg Crude Oil	1,317,020
ProShares UltraShort Bloomberg Natural Gas	2,956,356
ProShares UltraShort Euro	336,251
ProShares UltraShort Gold	621,338
ProShares UltraShort Silver	358,757
ProShares UltraShort Yen	258,166
ProShares VIX Mid-Term Futures ETF	284,981
ProShares VIX Short-Term Futures ETF	1,871,012
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.
Item 14. Principal Accounting Fees and Services.

(1)	to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$590,280	$545,280
Audit-Related Fees	—	30,700
Tax Fees	3,042,830	3,174,547
All Other Fees	—	—

Combined Trust:	$3,633,110	$3,750,527

Audit fees for the year ended December 31, 2025 consist of fees paid to PwC for the audit of the Funds’ December 31, 2025 annual financial statements included in the Annual Report on Form 10-K, review of the financial statements in each Form 10-Q, and issuance of consents on SEC filings. Audit fees for the year ended December 31, 2024 consist of fees paid to PwC for the audit of the Funds’ December 31, 2024 annual financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2024, for the review of the financial statements included in each Form
10-Q,
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

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

19.1	Insider Trading Policies and Procedures (7)

23.1	Consent of Independent Registered Public Accounting Firm (7)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

97.1	Dodd Frank Recoupment Policy (7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Incorporated by reference to Registrant’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2023, filed on November 18, 2024.
(7)	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: February 26, 2026

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial and Accounting Officer
Date: February 26, 2026

ProShares Trust II
Financial Statements as of December 31, 2025
Index

Documents	Page
Report of Independent Registered Public Accounting Firm (PCAOB number: 248)	F-2
Statements of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows:
ProShares Short VIX Short-Term Futures ETF	F-5
ProShares Ultra Bloomberg Crude Oil	F-11
ProShares Ultra Bloomberg Natural Gas	F-17
ProShares Ultra Euro	F-23
ProShares Ultra Gold	F-29
ProShares Ultra Silver	F-35
ProShares Ultra VIX Short-Term Futures ETF	F-41
ProShares Ultra Yen	F-47
ProShares UltraShort Bloomberg Crude Oil	F-53
ProShares UltraShort Bloomberg Natural Gas	F-59
ProShares UltraShort Euro	F-65
ProShares UltraShort Gold	F-71
ProShares UltraShort Silver	F-77
ProShares UltraShort Yen	F-83
ProShares VIX Mid-Term Futures ETF	F-89
ProShares VIX Short-Term Futures ETF	F-95
ProShares Trust II	F-101
Notes to Financial Statements	F-105

Report of Independent Registered Public Accounting Firm
To the Sponsor of ProShares Trust II and Shareholders of each of the individual sixteen funds listed in the table below, comprising ProShares Trust II
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying combined and individual statements of financial condition, including the individual schedules of investments, of ProShares Trust II and each of the individual sixteen funds listed in the table below comprising ProShares Trust II (hereafter collectively referred to as the “Trust”) as of December 31, 2025 and 2024, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows for the respective periods described in (a) and (b) below, including the related notes (collectively referred to as the “financial statements”). We also have audited the combined Trust’s and each of the individual fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the combined and individual financial statements referred to above present fairly, in all material respects, the combined financial position of ProShares Trust II and the individual financial positions of each of the sixteen funds listed in the table below as of December 31, 2025 and 2024, and the combined and individual results of their operations and their cash flows for the respective periods described in (a) and (b) below in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual sixteen funds listed in the table below maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in
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
ProShares Trust II (“combined”) (b)

(a)
Statements of financial condition, including the schedules of investments, as of December 31, 2025 and 2024, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025

(b)
Combined statements of financial condition as of December 31, 2025 and 2024, and the related combined statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025

F-2

Basis for Opinions
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

F-3

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
Critical audit matters are matters arising from the current period audits of the combined Trust’s and each of the individual fund’s financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the combined Trust’s and each of the individual fund’s financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
February 26, 2026
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

F-
4

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $59,898,070 and $24,931,067, respectively)	$59,907,798	$24,937,875
Cash	87,603,058	160,200,226
Segregated cash balances with brokers for futures contracts	93,632,448	80,953,814
Receivable on open futures contracts	1,909,294	806,556
Interest receivable	340,241	438,452

Total assets	243,392,839	267,336,923

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	851,049	1,011,830
Brokerage commissions and futures account fees payable	6,400	6,902
Payable to Sponso r	184,353	227,958

Total liabilities	1,041,802	1,246,690

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	242,351,037	266,090,233

Total liabilities and shareholders’ equity	$243,392,839	$267,336,923

Shares outstanding	4,368,614	5,318,614

Net asset value per share	$55.48	$50.03

Market value per share (Note 2)	$55.38	$50.06

See accompanying notes to financial statements.

F-
5

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$35,000,000	$34,986,465
3.699% due 02/03/26	25,000,000	24,921,333

Total short-term U.S. government and agency obligations (cost $59,898,070)		$59,907,798

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2026	3,791	$62,674,708	$14,546,344
VIX Futures - Cboe, expires February 2026	3,153	58,437,702	1,153,253

			$15,699,597

^^	Rates shown represent discount rate at the time of purchase.
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

F-
7

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$9,893,892	$15,966,194	$10,251,068

Expenses
Management fee	2,660,501	3,421,991	2,500,560
Brokerage commissions	571,296	899,331	543,461
Futures account fees	84,599	44,627	—

Total expenses	3,316,396	4,365,949	3,044,021

Net investment income (loss)	6,577,496	11,600,245	7,207,047

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	36,988,593	42,037,096	160,516,553
Short-term U.S. government and agency obligations	605	17,669	(21,847)

Net realized gain (loss)	36,989,198	42,054,765	160,494,706

Change in net unrealized appreciation (depreciation) on
Futures contracts	18,708,348	(15,649,375)	1,548,243
Short-term U.S. government and agency obligations	2,920	(11,853)	(5,434)

Change in net unrealized appreciation (depreciation)	18,711,268	(15,661,228)	1,542,809

Net realized and unrealized gain (loss)	55,700,466	26,393,537	162,037,515

Net income (loss)	$62,277,962	$37,993,782	$169,244,562

See accompanying notes to financial statements.

F-
8

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$266,090,233	$267,184,359	$339,591,638

Addition of 19,000,000, 19,900,000 and 8,200,000 shares, respectively	731,347,948	961,069,086	282,356,336
Redemption of 19,950,000, 19,750,000 and 14,600,000 shares, respectively	(817,365,106)	(1,000,156,994)	(524,008,177)

Net addition (redemption) of (950,000), 150,000 and (6,400,000) shares, respectively	(86,017,158)	(39,087,908)	(241,651,841)

Net investment income (loss)	6,577,496	11,600,245	7,207,047
Net realized gain (loss)	36,989,198	42,054,765	160,494,706
Change in net unrealized appreciation (depreciation)	18,711,268	(15,661,228)	1,542,809

Net income (loss)	62,277,962	37,993,782	169,244,562

Shareholders’ equity, end of period	$242,351,037	$266,090,233	$267,184,359

See accompanying notes to financial statements.

F-
9

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$62,277,962	$37,993,782	$169,244,562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(686,322,457)	(713,284,705)	(756,847,632)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	654,645,038	805,017,669	796,473,442
Net amortization and accretion on short-term U.S. government and agency obligations	(3,288,979)	(7,254,681)	(4,755,757)
Net realized (gain) loss on investments	(605)	(17,669)	21,847
Change in unrealized (appreciation) depreciation on investments	(2,920)	11,853	5,434
Decrease (Increase) in receivable on open futures contracts	(1,102,738)	10,407,604	28,912,469
Decrease (Increase) in interest receivable	98,211	18,478	19,000
Increase (Decrease) in payable to Sponsor	(43,605)	(20,904)	(93,604)
Increase (Decrease) in brokerage commissions and futures account fees payable	(502)	(2,669)	(12,005)
Increase (Decrease) in payable on open futures contracts	(160,781)	564,219	447,611

Net cash provided by (used in) operating activities	26,098,624	133,432,977	233,415,367

Cash flow from financing activities
Proceeds from addition of shares	731,347,948	961,069,086	282,356,336
Payment on shares redeemed	(817,365,106)	(1,015,679,310)	(514,347,675)

Net cash provided by (used in) financing activities	(86,017,158)	(54,610,224)	(231,991,339)

Net increase (decrease) in cash	(59,918,534)	78,822,753	1,424,028
Cash, beginning of period	241,154,040	162,331,287	160,907,259

Cash, end of period	$181,235,506	$241,154,040	$162,331,287

See accompanying notes to financial statements.

F-
10

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $149,544,793 and $99,724,267, respectively)	$149,575,489	$99,751,500
Cash	101,024,953	259,419,820
Segregated cash balances with brokers for futures contracts	38,125,720	42,171,314
Segregated cash balances with brokers for swap agreements	109,128,769	84,264,200
Unrealized appreciation on swap agreements	—	38,215,610
Receivable on open futures contracts	602,246	2,157,183
Interest receivable	368,065	692,226

Total assets	398,825,242	526,671,853

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,895,283	2,748,471
Payable on open futures contracts	1,426,673	70,422
Payable to Sponso r	314,178	432,896
Unrealized depreciation on swap agreements	11,151,121	—

Total liabilities	15,787,255	3,251,789

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	383,037,987	523,420,064

Total liabilities and shareholders’ equity	$398,825,242	$526,671,853

Shares outstanding	19,843,096	19,043,096

Net asset value per share	$19.30	$27.49

Market value per share (Note 2)	$19.32	$27.50

See accompanying notes to financial statements.

F-1
1

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$20,000,000	$19,992,266
3.913% due 01/13/26 †	20,000,000	19,978,428
3.699% due 02/03/26	50,000,000	49,842,665
3.666% due 02/10/26 †	30,000,000	29,884,788
3.868% due 02/12/26 †	30,000,000	29,877,342

Total short-term U.S. government and agency obligations
(cost $149,544,793)		$149,575,489

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2026	1,400	$80,108,000	$(336,120)
WTI Crude Oil - NYMEX, expires June 2026	1,419	80,897,190	(1,392,708)
WTI Crude Oil - NYMEX, expires December 2026	1,426	81,167,920	(1,960,279)

			$(3,689,107)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	01/06/26	$46,937,391	$(1,000,501)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/26	203,679,867	(4,341,571)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	01/06/26	61,875,213	(1,318,911)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	01/06/26	154,606,778	(3,285,599)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	01/06/26	56,594,982	(1,204,539)

Total Unrealized Depreciation				$(11,151,121)

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

F-1
3

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$11,978,374	$24,269,178	$22,579,489

Expenses
Management fee	3,783,619	5,484,869	6,801,744
Brokerage commissions	215,212	250,960	317,243

Total expenses	3,998,831	5,735,829	7,118,987

Net investment income (loss)	7,979,543	18,533,349	15,460,502

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,616,862	29,612,774	62,486,794
Swap agreements	(32,830,081)	17,688,247	38,380,744
Short-term U.S. government and agency obligations	509	13,170	(58,817)

Net realized gain (loss)	(28,212,710)	47,314,191	100,808,721

Change in net unrealized appreciation (depreciation) on
Futures contracts	(14,553,192)	14,379,317	(29,806,948)
Swap agreements	(49,366,731)	20,260,675	(56,204,642)
Short-term U.S. government and agency obligations	3,463	(14,682)	(9,409)

Change in net unrealized appreciation (depreciation)	(63,916,460)	34,625,310	(86,020,999)

Net realized and unrealized gain (loss)	(92,129,170)	81,939,501	14,787,722

Net income (loss)	$(84,149,627)	$100,472,850	$30,248,224

See accompanying notes to financial statements.

F-1
4

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$523,420,064	$652,793,437	$859,094,274

Addition of 32,000,000, 32,800,000 and 47,050,000 shares, respectively	694,761,805	888,444,388	1,174,232,354
Redemption of 31,200,000, 38,600,000 and 50,600,000 shares, respectively	(750,994,255)	(1,118,290,611)	(1,410,781,415)

Net addition (redemption) of 800,000, (5,800,000) and (3,550,000) shares, respectively	(56,232,450)	(229,846,223)	(236,549,061)

Net investment income (loss)	7,979,543	18,533,349	15,460,502
Net realized gain (loss)	(28,212,710)	47,314,191	100,808,721
Change in net unrealized appreciation (depreciation)	(63,916,460)	34,625,310	(86,020,999)

Net income (loss)	(84,149,627)	100,472,850	30,248,224

Shareholders’ equity, end of period	$383,037,987	$523,420,064	$652,793,437

See accompanying notes to financial statements.

F-1
5

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(84,149,627)	$100,472,850	$30,248,224
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,347,340,760)	(1,578,595,349)	(9,464,242,100)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,304,557,586	1,729,650,742	9,559,522,567
Net amortization and accretion on short-term U.S. government and agency obligations	(7,036,843)	(17,331,464)	(15,360,627)
Net realized (gain) loss on investments	(509)	(13,170)	58,817
Change in unrealized (appreciation) depreciation on investments	49,363,268	(20,245,993)	56,214,051
Decrease (Increase) in receivable on open futures contracts	1,554,937	(2,157,183)	8,466,027
Decrease (Increase) in interest receivable	324,161	(124,209)	50,532
Increase (Decrease) in payable to Sponsor	(118,718)	(101,782)	(128,301)
Increase (Decrease) in brokerage commissions payable	—	(5,682)	(1,472)
Increase (Decrease) in payable on open futures contracts	1,356,251	(2,029,522)	2,099,944

Net cash provided by (used in) operating activities	(81,490,254)	209,519,238	176,927,662

Cash flow from financing activities
Proceeds from addition of shares	694,761,805	893,699,410	1,168,977,332
Payment on shares redeemed	(750,847,443)	(1,115,542,140)	(1,424,326,429)

Net cash provided by (used in) financing activities	(56,085,638)	(221,842,730)	(255,349,097)

Net increase (decrease) in cash	(137,575,892)	(12,323,492)	(78,421,435)
Cash, beginning of period	385,855,334	398,178,826	476,600,261

Cash, end of period	$248,279,442	$385,855,334	$398,178,826

See accompanying notes to financial statements.

F-1
6

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $234,217,281 and $99,724,267, respectively)	$234,273,034	$99,751,500
Cash	141,320,716	205,241,492
Segregated cash balances with brokers for futures contracts	199,013,298	117,769,697
Receivable from capital shares sold	28,186,350	10,966,643
Interest receivable	581,253	825,264

Total assets	603,374,651	434,554,596

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	67,963,288	38,058,122
Brokerage commissions and futures account fees payable	14,860	13,669
Payable to Sponso r	417,836	401,306

Total liabilities	68,395,984	38,473,097

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	534,978,667	396,081,499

Total liabilities and shareholders’ equity	$603,374,651	$434,554,596

Shares outstanding	23,723,047	7,223,047

Net asset value per share	$22.55	$54.84

Market value per share (Note 2)	$22.90	$55.82

See accompanying notes to financial statements.

F-1
7

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$25,000,000	$24,990,332
3.913% due 01/13/26	35,000,000	34,962,249
3.699% due 02/03/26	25,000,000	24,921,333
3.666% due 02/10/26	50,000,000	49,807,980
3.868% due 02/12/26	100,000,000	99,591,140

Total short-term U.S. government and agency obligations (cost $234,217,281)		$234,273,034

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2026	34,181	$1,069,865,300	$(132,096,872)

^^	Rates shown represent discount rate at the time of purchase.
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

9

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$13,541,816	$25,765,554	$34,926,670

Expenses
Management fee	3,588,538	5,578,019	9,157,296
Brokerage commissions	1,459,746	2,815,764	3,527,713
Futures account fees	205,749	227,465	662,807

Total expenses	5,254,033	8,621,248	13,347,816

Net investment income (loss)	8,287,783	17,144,306	21,578,854

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	140,707,545	(398,292,227)	(2,054,254,551)
Swap agreements	—	—	(26,402,152)
Short-term U.S. government and agency obligations	(38)	1,653	892

Net realized gain (loss)	140,707,507	(398,290,574)	(2,080,655,811)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(229,336,073)	53,632,131	354,221,039
Short-term U.S. government and agency obligations	28,520	13,626	(37,252)

Change in net unrealized appreciation (depreciation)	(229,307,553)	53,645,757	354,183,787

Net realized and unrealized gain (loss)	(88,600,046)	(344,644,817)	(1,726,472,024)

Net income (loss)	$(80,312,263)	$(327,500,511)	$(1,704,893,170)

See accompanying notes to financial statements.

F-
20

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$396,081,499	$729,892,808	$586,151,113

Addition of 78,950,000, 35,420,000 and 13,723,000 shares, respectively	2,847,823,876	2,177,844,801	4,896,232,861
Redemption of 62,450,000, 33,310,662 and 8,932,166 shares, respectively	(2,628,614,445)	(2,184,155,599)	(3,047,597,996)

Net addition (redemption) of 16,500,000, 2,109,338 and 4,790,834 shares, respectively	219,209,431	(6,310,798)	1,848,634,865

Net investment income (loss)	8,287,783	17,144,306	21,578,854
Net realized gain (loss)	140,707,507	(398,290,574)	(2,080,655,811)
Change in net unrealized appreciation (depreciation)	(229,307,553)	53,645,757	354,183,787

Net income (loss)	(80,312,263)	(327,500,511)	(1,704,893,170)

Shareholders’ equity, end of period	$534,978,667	$396,081,499	$729,892,808

See accompanying notes to financial statements.

F-2
1

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(80,312,263)	$(327,500,511)	$(1,704,893,170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,301,909,040)	(738,233,545)	(11,178,803,468)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,174,473,294	709,956,736	11,391,373,123
Net amortization and accretion on short-term U.S. government and agency obligations	(7,057,306)	(7,000,295)	(13,804,974)
Net realized (gain) loss on investments	38	(1,653)	(892)
Change in unrealized (appreciation) depreciation on investments	(28,520)	(13,626)	37,252
Decrease (Increase) in interest receivable	244,011	1,100,379	(1,271,721)
Increase (Decrease) in payable to Sponsor	16,530	(224,359)	175,151
Increase (Decrease) in brokerage commissions and futures account fees payable	1,191	(38,680)	17,107
Increase (Decrease) in payable on open futures contracts	29,905,166	16,214,239	18,676,841

Net cash provided by (used in) operating activities	(184,666,899)	(345,741,315)	(1,488,494,751)

Cash flow from financing activities
Proceeds from addition of shares	2,830,604,169	2,171,160,083	4,891,950,936
Payment on shares redeemed	(2,628,614,445)	(2,203,521,960)	(3,030,058,288)

Net cash provided by (used in) financing activities	201,989,724	(32,361,877)	1,861,892,648

Net increase (decrease) in cash	17,322,825	(378,103,192)	373,397,897
Cash, beginning of period	323,011,189	701,114,381	327,716,484

Cash, end of period	$340,334,014	$323,011,189	$701,114,381

See accompanying notes to financial statements.

F-2
2

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$5,185,710	$5,285,126
Segregated cash balances with brokers for foreign currency forward contracts	666,667	618,421
Unrealized appreciation on foreign currency forward contracts	62,719	2,312
Interest receivable	15,545	19,473

Total assets	5,930,641	5,925,332

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	4,756	4,736
Unrealized depreciation on foreign currency forward contracts	29	169,440

Total liabilities	4,785	174,176

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,925,856	5,751,156

Total liabilities and shareholders’ equity	$5,930,641	$5,925,332

Shares outstanding	450,000	550,000

Net asset value per share	$13.17	$10.46

Market value per share (Note 2)	$13.16	$10.45

See accompanying notes to financial statements.

F-2
3

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/09/26	4,947,921	$5,814,636	$31,315
Euro with UBS AG	01/09/26	5,176,502	6,083,256	31,404

			Total Unrealized Appreciation	$62,719

Contracts to Sell
Euro with UBS AG	01/09/26	(40,000)	$(47,007)	$(29)

			Total Unrealized Depreciation	$(29)

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-2
4

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
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

F-2
5

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$238,995	$270,617	$343,876

Expenses
Management fee	63,712	56,629	77,062

Total expenses	63,712	56,629	77,062

Net investment income (loss)	175,283	213,988	266,814

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	852,316	(576,761)	293,493

Net realized gain (loss)	852,316	(576,761)	293,493

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	229,818	(474,077)	(108,707)

Change in net unrealized appreciation (depreciation)	229,818	(474,077)	(108,707)

Net realized and unrealized gain (loss)	1,082,134	(1,050,838)	184,786

Net income (loss)	$1,257,417	$(836,850)	$451,600

See accompanying notes to financial statements.

F-2
6

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$5,751,156	$7,114,015	$10,704,662

Addition of 200,000, 250,000 and 300,000 shares, respectively	2,513,699	2,873,054	3,458,223
Redemption of 300,000, 300,000 and 650,000 shares, respectively	(3,596,416)	(3,399,063)	(7,500,470)

Net addition (redemption) of (100,000), (50,000) and (350,000) shares, respectively	(1,082,717)	(526,009)	(4,042,247)

Net investment income (loss)	175,283	213,988	266,814
Net realized gain (loss)	852,316	(576,761)	293,493
Change in net unrealized appreciation (depreciation)	229,818	(474,077)	(108,707)

Net income (loss)	1,257,417	(836,850)	451,600

Shareholders’ equity, end of period	$5,925,856	$5,751,156	$7,114,015

See accompanying notes to financial statements.

F-2
7

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$1,257,417	$(836,850)	$451,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(229,818)	474,077	108,707
Decrease (Increase) in interest receivable	3,928	7,746	13,202
Increase (Decrease) in payable to Sponsor	20	(876)	(5,221)

Net cash provided by (used in) operating activities	1,031,547	(355,903)	568,288

Cash flow from financing activities
Proceeds from addition of shares	2,513,699	2,873,054	3,458,223
Payment on shares redeemed	(3,596,416)	(3,399,063)	(7,500,470)

Net cash provided by (used in) financing activities	(1,082,717)	(526,009)	(4,042,247)

Net increase (decrease) in cash	(51,170)	(881,912)	(3,473,959)
Cash, beginning of period	5,903,547	6,785,459	10,259,418

Cash, end of period	$5,852,377	$5,903,547	$6,785,459

See accompanying notes to financial statements.

F-2
8

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $548,601,553 and $74,793,200, respectively)	$548,706,159	$74,813,625
Cash	379,927,481	203,750,372
Segregated cash balances with brokers for futures contracts	59,232,000	11,408,000
Segregated cash balances with brokers for swap agreements	18,097,800	—
Unrealized appreciation on swap agreements	28,676,455	—
Receivable on open futures contracts	—	1,952,335
Interest receivable	662,431	371,587

Total assets	1,035,302,326	292,295,919

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,589,989	—
Payable on open futures contracts	14,210,474	—
Payable to Sponso r	814,922	238,455
Unrealized depreciation on swap agreements	—	2,348,132

Total liabilities	20,615,385	2,586,587

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,014,686,941	289,709,332

Total liabilities and shareholders’ equity	$1,035,302,326	$292,295,919

Shares outstanding (Note 1)	18,150,000	12,400,000

Net asset value per share (Note 1)	$55.91	$23.36

Market value per share (Note 1) (Note 2)	$55.52	$23.37

See accompanying notes to financial statements.

9

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(54% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$175,000,000	$174,932,328
3.913% due 01/13/26 †	60,000,000	59,935,284
3.699% due 02/03/26 †	100,000,000	99,685,330
3.666% due 02/10/26	130,000,000	129,500,748
3.868% due 02/12/26 †	85,000,000	84,652,469

Total short-term U.S. government and agency obligations (cost $548,601,553)		$548,706,159

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2026	2,338	$1,014,949,180	$37,298,279
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/26	$575,555,005	$16,272,555
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	01/06/26	103,454,092	2,924,937
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/26	335,267,828	9,478,963

			Total Unrealized Appreciation	$28,676,455

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

F-3
1

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$23,331,406	$11,701,123	$7,285,355

Expenses
Management fee	5,753,407	2,352,382	1,735,128
Brokerage commissions	92,349	39,518	26,654

Total expenses	5,845,756	2,391,900	1,761,782

Net investment income (loss)	17,485,650	9,309,223	5,523,573

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	223,495,311	25,752,832	849,905
Swap agreements	196,229,728	59,585,690	20,579,249
Short-term U.S. government and agency obligations	452	3,011	(28,324)

Net realized gain (loss)	419,725,491	85,341,533	21,400,830

Change in net unrealized appreciation (depreciation) on
Futures contracts	37,721,687	(4,519,683)	854,187
Swap agreements	31,024,587	(5,426,725)	(3,417,873)
Short-term U.S. government and agency obligations	84,181	9,008	(11,785)

Change in net unrealized appreciation (depreciation)	68,830,455	(9,937,400)	(2,575,471)

Net realized and unrealized gain (loss)	488,555,946	75,404,133	18,825,359

Net income (loss)	$506,041,596	$84,713,356	$24,348,932

See accompanying notes to financial statements.

F-3
2

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$289,709,332	$191,502,023	$173,524,136

Addition of 24,050,000, 9,000,000 and 4,000,000 shares, respectively (Note 1)	952,221,420	190,246,217	60,924,667
Redemption of 18,300,000, 8,600,000 and 4,600,000 shares, respectively (Note 1)	(733,285,407)	(176,752,264)	(67,295,712)

Net addition (redemption) of 5,750,000, 400,000 and (600,000) shares, respectively (Note 1)	218,936,013	13,493,953	(6,371,045)

Net investment income (loss)	17,485,650	9,309,223	5,523,573
Net realized gain (loss)	419,725,491	85,341,533	21,400,830
Change in net unrealized appreciation (depreciation)	68,830,455	(9,937,400)	(2,575,471)

Net income (loss)	506,041,596	84,713,356	24,348,932

Shareholders’ equity, end of period	$1,014,686,941	$289,709,332	$191,502,023

See accompanying notes to financial statements.

F-3
3

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$506,041,596	$84,713,356	$24,348,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,067,564,985)	(816,791,412)	(995,083,303)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,609,111,536	810,003,011	1,069,750,481
Net amortization and accretion on short-term U.S. government and agency obligations	(15,354,452)	(8,505,611)	(5,091,392)
Net realized (gain) loss on investments	(452)	(3,011)	28,324
Change in unrealized (appreciation) depreciation on investments	(31,108,768)	5,417,717	3,429,658
Decrease (Increase) in receivable on open futures contracts	1,952,335	(1,952,335)	8,169
Decrease (Increase) in interest receivable	(290,844)	(94,851)	(150,141)
Increase (Decrease) in payable to Sponsor	576,467	89,620	8,485
Increase (Decrease) in payable on open futures contracts	14,210,474	(564,042)	564,042

Net cash provided by (used in) operating activities	17,572,907	72,312,442	97,813,255

Cash flow from financing activities
Proceeds from addition of shares	952,221,420	190,246,217	60,924,667
Payment on shares redeemed	(727,695,418)	(176,752,264)	(67,295,712)

Net cash provided by (used in) financing activities	224,526,002	13,493,953	(6,371,045)

Net increase (decrease) in cash	242,098,909	85,806,395	91,442,210
Cash, beginning of period	215,158,372	129,351,977	37,909,767

Cash, end of period	$457,257,281	$215,158,372	$129,351,977

See accompanying notes to financial statements.

F-3
4

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $967,111,002 and $124,655,333, respectively)	$967,310,974	$124,689,375
Cash	803,492,250	376,597,126
Segregated cash balances with brokers for futures contracts	185,737,500	38,668,750
Segregated cash balances with brokers for swap agreements	—	76,561,398
Unrealized appreciation on swap agreements	313,913,258	—
Receivable from capital shares sold	109,152,231	—
Interest receivable	1,543,277	851,132

Total assets	2,381,149,490	617,367,781

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	142,327,483	2,258,150
Payable to Sponso r	1,536,740	507,430
Unrealized depreciation on swap agreements	—	52,518,908

Total liabilities	143,864,223	55,284,488

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,237,285,267	562,083,293

Total liabilities and shareholders’ equity	$2,381,149,490	$617,367,781

Shares outstanding	14,346,526	16,746,526

Net asset value per share	$155.95	$33.56

Market value per share (Note 2)	$155.12	$33.67

See accompanying notes to financial statements.

F-3
5

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(43% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26 †	$150,000,000	$149,941,995
3.913% due 01/13/26	80,000,000	79,913,712
3.871% due 01/27/26	150,000,000	149,630,730
3.699% due 02/03/26 †	175,000,000	174,449,328
3.666% due 02/10/26 †	290,000,000	288,886,284
3.868% due 02/12/26 †	125,000,000	124,488,925

Total short-term U.S. government and agency obligations (cost $967,111,002)		$967,310,974

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2026	5,470	$1,930,992,050	$419,245,399
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/26	$1,174,123,738	$149,280,584
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.30	01/06/26	58,561,398	10,108,427
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/26	397,316,457	68,581,771
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/26	963,824,275	85,942,476

			Total Unrealized Appreciation	$313,913,258

†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of December 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

F-3
7

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$31,030,869	$24,945,342	$13,905,665

Expenses
Management fee	8,259,769	5,144,179	3,644,422
Brokerage commissions	223,054	178,278	130,997

Total expenses	8,482,823	5,322,457	3,775,419

Net investment income (loss)	22,548,046	19,622,885	10,130,246

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	300,868,418	60,089,642	(223,436)
Swap agreements	569,846,413	116,537,615	7,445,439
Short-term U.S. government and agency obligations	355	4,772	(46,857)

Net realized gain (loss)	870,715,186	176,632,029	7,175,146

Change in net unrealized appreciation (depreciation) on
Futures contracts	448,148,934	(41,304,283)	(17,025,826)
Swap agreements	366,432,166	(49,691,687)	(42,051,433)
Short-term U.S. government and agency obligations	165,930	13,168	(19,339)

Change in net unrealized appreciation (depreciation)	814,747,030	(90,982,802)	(59,096,598)

Net realized and unrealized gain (loss)	1,685,462,216	85,649,227	(51,921,452)

Net income (loss)	$1,708,010,262	$105,272,112	$(41,791,206)

See accompanying notes to financial statements.

F-3
8

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$562,083,293	$390,146,373	$414,285,878

Addition of 20,750,000, 15,750,000 and 7,100,000 shares, respectively	1,393,195,913	563,194,168	187,169,422
Redemption of 23,150,000, 13,300,000 and 5,850,000 shares, respectively	(1,426,004,201)	(496,529,360)	(169,517,721)

Net addition (redemption) of (2,400,000), 2,450,000 and 1,250,000 shares, respectively	(32,808,288)	66,664,808	17,651,701

Net investment income (loss)	22,548,046	19,622,885	10,130,246
Net realized gain (loss)	870,715,186	176,632,029	7,175,146
Change in net unrealized appreciation (depreciation)	814,747,030	(90,982,802)	(59,096,598)

Net income (loss)	1,708,010,262	105,272,112	(41,791,206)

Shareholders’ equity, end of period	$2,237,285,267	$562,083,293	$390,146,373

See accompanying notes to financial statements.

9

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$1,708,010,262	$105,272,112	$(41,791,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,301,566,794)	(1,660,687,822)	(2,963,529,540)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,479,105,968	1,666,998,259	3,087,588,221
Net amortization and accretion on short-term U.S. government and agency obligations	(19,994,488)	(16,705,847)	(9,743,268)
Net realized (gain) loss on investments	(355)	(4,772)	46,857
Change in unrealized (appreciation) depreciation on investments	(366,598,096)	49,678,519	42,070,772
Decrease (Increase) in interest receivable	(692,145)	(252,509)	(297,911)
Increase (Decrease) in payable to Sponsor	1,029,310	187,577	(24,614)
Increase (Decrease) in payable on open futures contracts	140,069,333	(1,245,808)	1,555,056

Net cash provided by (used in) operating activities	639,362,995	143,239,709	115,874,367

Cash flow from financing activities
Proceeds from addition of shares	1,284,043,682	565,922,996	184,440,594
Payment on shares redeemed	(1,426,004,201)	(496,529,360)	(171,133,103)

Net cash provided by (used in) financing activities	(141,960,519)	69,393,636	13,307,491

Net increase (decrease) in cash	497,402,476	212,633,345	129,181,858
Cash, beginning of period	491,827,274	279,193,929	150,012,071

Cash, end of period	$989,229,750	$491,827,274	$279,193,929

See accompanying notes to financial statements.

F-
40

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,753,597 and $24,931,067, respectively)	$99,775,566	$24,937,875
Cash	20,831,598	88,749,502
Segregated cash balances with brokers for futures contracts	272,061,021	161,872,327
Receivable on open futures contracts	17,868,535	9,002,751
Interest receivable	633,386	803,191

Total assets	411,170,106	285,365,646

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,584,487	—
Payable on open futures contracts	6,790,097	613,972
Brokerage commissions and futures account fees payable	39,021	24,616
Payable to Sponso r	350,365	274,998

Total liabilities	10,763,970	913,586

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	400,406,136	284,452,060

Total liabilities and shareholders’ equity	$411,170,106	$285,365,646

Shares outstanding (Note 1)	11,167,347	2,738,729

Net asset value per share (Note 1)	$35.86	$103.86

Market value per share (Note 1) (Note 2)	$35.93	$103.60

See accompanying notes to financial statements.

F-4
1

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$15,000,000	$14,994,199
3.913% due 01/13/26	35,000,000	34,962,249
3.699% due 02/03/26	25,000,000	24,921,333
3.868% due 02/12/26	25,000,000	24,897,785

Total short-term U.S. government and agency obligations (cost $99,753,597)		$99,775,566

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2026	18,780	$310,480,350	$(49,604,684)
VIX Futures - Cboe, expires February 2026	15,649	290,038,566	(6,470,478)

			$(56,075,162)

^^	Rates shown represent discount rate at the time of purchase.
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

F-4
3

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$14,858,287	$10,412,156	$15,951,926

Expenses
Management fee	4,692,200	2,534,346	4,392,607
Brokerage commissions	3,369,419	2,159,377	2,596,882
Futures account fees	600,883	279,647	476,293

Total expenses	8,662,502	4,973,370	7,465,782

Net investment income (loss)	6,195,785	5,438,786	8,486,144

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(366,312,175)	(136,430,513)	(940,116,773)
Short-term U.S. government and agency obligations	5,183	14,511	13,721

Net realized gain (loss)	(366,306,992)	(136,416,002)	(940,103,052)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(70,051,154)	45,159,903	5,371,542
Short-term U.S. government and agency obligations	15,161	6,808	(3,383)

Change in net unrealized appreciation (depreciation)	(70,035,993)	45,166,711	5,368,159

Net realized and unrealized gain (loss)	(436,342,985)	(91,249,291)	(934,734,893)

Net income (loss)	$(430,147,200)	$(85,810,505)	$(926,248,749)

See accompanying notes to financial statements.

F-4
4

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$284,452,060	$348,555,743	$639,318,362

Addition of 32,880,000, 10,800,000 and 2,512,400 shares, respectively (Note 1)	2,837,270,589	1,359,968,222	1,481,923,040
Redemption of 24,451,382, 9,714,250 and 1,231,735 shares, respectively (Note 1)	(2,291,169,313)	(1,338,261,400)	(846,436,910)

Net addition (redemption) of 8,428,618, 1,085,750 and 1,280,665 shares, respectively (Note 1)	546,101,276	21,706,822	635,486,130

Net investment income (loss)	6,195,785	5,438,786	8,486,144
Net realized gain (loss)	(366,306,992)	(136,416,002)	(940,103,052)
Change in net unrealized appreciation (depreciation)	(70,035,993)	45,166,711	5,368,159

Net income (loss)	(430,147,200)	(85,810,505)	(926,248,749)

Shareholders’ equity, end of period	$400,406,136	$284,452,060	$348,555,743

See accompanying notes to financial statements.

F-4
5

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(430,147,200)	$(85,810,505)	$(926,248,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(919,669,172)	(358,565,760)	(1,592,777,850)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	848,850,699	336,137,249	1,630,711,623
Net amortization and accretion on short-term U.S. government and agency obligations	(3,998,874)	(2,488,045)	(3,191,063)
Net realized (gain) loss on investments	(5,183)	(14,511)	(13,721)
Change in unrealized (appreciation) depreciation on investments	(15,161)	(6,808)	3,383
Decrease (Increase) in receivable on open futures contracts	(8,865,784)	1,556,948	11,099,936
Decrease (Increase) in interest receivable	169,805	120,957	322,254
Increase (Decrease) in payable to Sponsor	75,367	(28,635)	(266,796)
Increase (Decrease) in brokerage commissions and futures account fees payable	14,405	(11,472)	(22,684)
Increase (Decrease) in payable on open futures contracts	6,176,125	613,972	(904,685)

Net cash provided by (used in) operating activities	(507,414,973)	(108,496,610)	(881,288,352)

Cash flow from financing activities
Proceeds from addition of shares	2,837,270,589	1,359,968,222	1,481,923,040
Payment on shares redeemed	(2,287,584,826)	(1,338,261,400)	(846,436,910)

Net cash provided by (used in) financing activities	549,685,763	21,706,822	635,486,130

Net increase (decrease) in cash	42,270,790	(86,789,788)	(245,802,222)
Cash, beginning of period	250,621,829	337,411,617	583,213,839

Cash, end of period	$292,892,619	$250,621,829	$337,411,617

See accompanying notes to financial statements.

F-4
6

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$43,846,101	$39,802,626
Segregated cash balances with brokers for foreign currency forward contracts	5,912,013	8,805,479
Unrealized appreciation on foreign currency forward contracts	1,161	146,194
Interest receivable	128,447	149,992

Total assets	49,887,722	48,904,291

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	38,563	37,154
Unrealized depreciation on foreign currency forward contracts	1,183,809	4,361,491

Total liabilities	1,222,372	4,398,645

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	48,665,350	44,505,646

Total liabilities and shareholders’ equity	$49,887,722	$48,904,291

Shares outstanding	2,549,970	2,199,970

Net asset value per share	$19.08	$20.23

Market value per share (Note 2)	$19.06	$20.35

See accompanying notes to financial statements.

F-4
7

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/09/26	7,816,408,056	$49,927,018	$(582,024)
Yen with UBS AG	01/09/26	7,934,232,856	50,679,619	(601,785)

			Total Unrealized Depreciation	$(1,183,809)

Contracts to Sell
Yen with UBS AG	01/09/26	(463,767,000)	$(2,962,294)	$1,161

			Total Unrealized Appreciation	$1,161

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

9

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$2,040,523	$1,853,973	$667,026

Expenses
Management fee	543,420	405,325	145,536

Total expenses	543,420	405,325	145,536

Net investment income (loss)	1,497,103	1,448,648	521,490

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(6,455,940)	(6,562,004)	(2,637,502)

Net realized gain (loss)	(6,455,940)	(6,562,004)	(2,637,502)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	3,032,649	(5,734,582)	534,736

Change in net unrealized appreciation (depreciation)	3,032,649	(5,734,582)	534,736

Net realized and unrealized gain (loss)	(3,423,291)	(12,296,586)	(2,102,766)

Net income (loss)	$(1,926,188)	$(10,847,938)	$(1,581,276)

See accompanying notes to financial statements.

F-
50

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$44,505,646	$30,205,770	$13,814,796

Addition of 1,500,000, 2,050,000 and 1,000,000 shares, respectively	31,666,878	48,124,281	27,033,889
Redemption of 1,150,000, 950,000 and 300,000 shares, respectively	(25,580,986)	(22,976,467)	(9,061,639)

Net addition (redemption) of 350,000, 1,100,000 and 700,000 shares, respectively	6,085,892	25,147,814	17,972,250

Net investment income (loss)	1,497,103	1,448,648	521,490
Net realized gain (loss)	(6,455,940)	(6,562,004)	(2,637,502)
Change in net unrealized appreciation (depreciation)	3,032,649	(5,734,582)	534,736

Net income (loss)	(1,926,188)	(10,847,938)	(1,581,276)

Shareholders’ equity, end of period	$48,665,350	$44,505,646	$30,205,770

See accompanying notes to financial statements.

F-5
1

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(1,926,188)	$(10,847,938)	$(1,581,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	(3,032,649)	5,734,582	(534,736)
Decrease (Increase) in interest receivable	21,545	(45,451)	(65,337)
Increase (Decrease) in payable to Sponsor	1,409	14,554	11,685

Net cash provided by (used in) operating activities	(4,935,883)	(5,144,253)	(2,169,664)

Cash flow from financing activities
Proceeds from addition of shares	31,666,878	48,124,281	27,033,889
Payment on shares redeemed	(25,580,986)	(24,349,634)	(7,688,472)

Net cash provided by (used in) financing activities	6,085,892	23,774,647	19,345,417

Net increase (decrease) in cash	1,150,009	18,630,394	17,175,753
Cash, beginning of period	48,608,105	29,977,711	12,801,958

Cash, end of period	$49,758,114	$48,608,105	$29,977,711

See accompanying notes to financial statements.

F-5
2

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,906,073 and $—, respectively)	$44,913,599	$—
Cash	19,951,883	88,861,451
Segregated cash balances with brokers for futures contracts	22,519,576	31,873,660
Receivable from capital shares sold	981,948	3,386,356
Receivable on open futures contracts	1,186,923	—
Interest receivable	124,609	341,824

Total assets	89,678,538	124,463,291

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	139,029	2,372,844
Payable to Sponso r	73,119	93,113

Total liabilities	212,148	2,465,957

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	89,466,390	121,997,334

Total liabilities and shareholders’ equity	$89,678,538	$124,463,291

Shares outstanding	4,555,220	7,205,220

Net asset value per share	$19.64	$16.93

Market value per share (Note 2)	$19.61	$16.92

See accompanying notes to financial statements.

F-5
3

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(50% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.986% due 01/06/26	$20,000,000	$19,992,266
3.699% due 02/03/26	25,000,000	24,921,333

Total short-term U.S. government and agency obligations (cost $44,906,073)		$44,913,599

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires March 2026	1,035	$59,222,700	$1,030,474
WTI Crude Oil - NYMEX, expires June 2026	1,048	59,746,480	6,670,215
WTI Crude Oil - NYMEX, expires December 2026	1,053	59,936,760	4,324,429

			$12,025,118

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-5
4

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

F-5
5

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$5,201,591	$7,561,479	$8,581,404

Expenses
Management fee	1,317,020	1,518,281	1,871,453
Brokerage commissions	208,797	183,413	242,865

Total expenses	1,525,817	1,701,694	2,114,318

Net investment income (loss)	3,675,774	5,859,785	6,467,086

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	59,511,592	4,429,612	12,379,340
Short-term U.S. government and agency obligations	(483)	6,958	(11,670)

Net realized gain (loss)	59,511,109	4,436,570	12,367,670

Change in net unrealized appreciation (depreciation) on
Futures contracts	13,680,510	(24,091,711)	12,191,426
Short-term U.S. government and agency obligations	7,526	(9,962)	(9,665)

Change in net unrealized appreciation (depreciation)	13,688,036	(24,101,673)	12,181,761

Net realized and unrealized gain (loss)	73,199,145	(19,665,103)	24,549,431

Net income (loss)	$76,874,919	$(13,805,318)	$31,016,517

See accompanying notes to financial statements.

F-5
6

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$121,997,334	$188,963,592	$222,697,337

Addition of 29,100,000, 19,500,000 and 32,700,000 shares, respectively	478,540,971	332,554,759	695,900,455
Redemption of 31,750,000, 21,400,000 and 32,900,000 shares, respectively	(587,946,834)	(385,715,699)	(760,650,717)

Net addition (redemption) of (2,650,000), (1,900,000) and (200,000) shares, respectively	(109,405,863)	(53,160,940)	(64,750,262)

Net investment income (loss)	3,675,774	5,859,785	6,467,086
Net realized gain (loss)	59,511,109	4,436,570	12,367,670
Change in net unrealized appreciation (depreciation)	13,688,036	(24,101,673)	12,181,761

Net income (loss)	76,874,919	(13,805,318)	31,016,517

Shareholders’ equity, end of period	$89,466,390	$121,997,334	$188,963,592

See accompanying notes to financial statements.

F-5
7

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$76,874,919	$(13,805,318)	$31,016,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(407,880,496)	(326,289,323)	(975,397,647)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	364,917,637	379,998,987	1,019,874,276
Net amortization and accretion on short-term U.S. government and agency obligations	(1,943,697)	(4,028,783)	(4,754,914)
Net realized (gain) loss on investments	483	(6,958)	11,670
Change in unrealized (appreciation) depreciation on investments	(7,526)	9,962	9,665
Decrease (Increase) in receivable on open futures contracts	(1,186,923)	654,887	949,960
Decrease (Increase) in interest receivable	217,215	(56,214)	99,246
Increase (Decrease) in payable to Sponsor	(19,994)	(42,245)	(73,244)
Increase (Decrease) in brokerage commissions payable	—	(3,509)	(625)
Increase (Decrease) in payable on open futures contracts	(2,233,815)	2,372,844	(7,102,680)

Net cash provided by (used in) operating activities	28,737,803	38,804,330	64,632,224

Cash flow from financing activities
Proceeds from addition of shares	480,945,379	329,168,403	695,942,149
Payment on shares redeemed	(587,946,834)	(388,811,790)	(758,811,716)

Net cash provided by (used in) financing activities	(107,001,455)	(59,643,387)	(62,869,567)

Net increase (decrease) in cash	(78,263,652)	(20,839,057)	1,762,657
Cash, beginning of period	120,735,111	141,574,168	139,811,511

Cash, end of period	$42,471,459	$120,735,111	$141,574,168

See accompanying notes to financial statements.

F-5
8

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,807,867 and $—, respectively)	$69,821,093	$—
Cash	24,344,867	177,262,462
Segregated cash balances with brokers for futures contracts	49,604,357	81,628,795
Receivable on open futures contracts	15,938,672	19,205,533
Interest receivable	201,070	405,754

Total assets	159,910,059	278,502,544

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,316,465	17,443,727
Payable on open futures contracts	1,060,496	—
Brokerage commissions and futures account fees payable	6,012	3,166
Payable to Sponso r	149,995	115,508

Total liabilities	15,532,968	17,562,401

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	144,377,091	260,940,143

Total liabilities and shareholders’ equity	$159,910,059	$278,502,544

Shares outstanding	4,033,712	5,983,712

Net asset value per share	$35.79	$43.61

Market value per share (Note 2)	$35.27	$42.74

See accompanying notes to financial statements.

9

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(48% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.913% due 01/13/26	$20,000,000	$19,978,428
3.699% due 02/03/26	50,000,000	49,842,665

Total short-term U.S. government and agency obligations (cost $69,807,867)		$69,821,093

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2026	9,225	$288,742,500	$53,943,537

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-
60

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires March 2025	16,846	$521,889,080	$(26,130,504)
See accompanying notes to financial statements.

F-6
1

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$11,784,270	$5,342,982	$5,542,278

Expenses
Management fee	2,956,356	1,092,378	1,226,758
Brokerage commissions	1,390,324	965,275	817,632
Futures account fees	96,640	40,687	104,966

Total expenses	4,443,320	2,098,340	2,149,356

Net investment income (loss)	7,340,950	3,244,642	3,392,922

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	41,451,537	96,490,359	306,791,742
Short-term U.S. government and agency obligations	(2,688)	(3,961)	3,839

Net realized gain (loss)	41,448,849	96,486,398	306,795,581

Change in net unrealized appreciation (depreciation) on
Futures contracts	80,074,041	(22,576,997)	(89,442,905)
Short-term U.S. government and agency obligations	13,226	—	(12,800)

Change in net unrealized appreciation (depreciation)	80,087,267	(22,576,997)	(89,455,705)

Net realized and unrealized gain (loss)	121,536,116	73,909,401	217,339,876

Net income (loss)	$128,877,066	$77,154,043	$220,732,798

See accompanying notes to financial statements.

F-6
2

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$260,940,143	$140,963,092	$134,109,520

Addition of 89,850,000, 25,950,000 and 52,600,000 shares, respectively	2,239,944,880	1,356,966,632	1,538,415,045
Redemption of 91,800,000, 22,900,000 and 59,600,000 shares, respectively	(2,485,384,998)	(1,314,143,624)	(1,752,294,271)

Net addition (redemption) of (1,950,000), 3,050,000 and (7,000,000) shares, respectively	(245,440,118)	42,823,008	(213,879,226)

Net investment income (loss)	7,340,950	3,244,642	3,392,922
Net realized gain (loss)	41,448,849	96,486,398	306,795,581
Change in net unrealized appreciation (depreciation)	80,087,267	(22,576,997)	(89,455,705)

Net income (loss)	128,877,066	77,154,043	220,732,798

Shareholders’ equity, end of period	$144,377,091	$260,940,143	$140,963,092

See accompanying notes to financial statements.

F-6
3

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$128,877,066	$77,154,043	$220,732,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,163,298,393)	(262,384,408)	(297,847,108)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,099,301,945	264,472,679	360,999,575
Net amortization and accretion on short-term U.S. government and agency obligations	(5,814,107)	(2,092,232)	(1,678,902)
Net realized (gain) loss on investments	2,688	3,961	(3,839)
Change in unrealized (appreciation) depreciation on investments	(13,226)	—	12,800
Decrease (Increase) in receivable on open futures contracts	3,266,861	(14,759,331)	(3,766,954)
Decrease (Increase) in interest receivable	204,684	42,107	(154,043)
Increase (Decrease) in payable to Sponsor	34,487	7,100	(23,789)
Increase (Decrease) in brokerage commissions and futures account fees payable	2,846	(7,295)	2,964
Increase (Decrease) in payable on open futures contracts	1,060,496	(9,596,045)	9,313,683

Net cash provided by (used in) operating activities	63,625,347	52,840,579	287,587,185

Cash flow from financing activities
Proceeds from addition of shares	2,239,944,880	1,366,578,010	1,528,803,667
Payment on shares redeemed	(2,488,512,260)	(1,296,699,897)	(1,757,659,467)

Net cash provided by (used in) financing activities	(248,567,380)	69,878,113	(228,855,800)

Net increase (decrease) in cash	(184,942,033)	122,718,692	58,731,385
Cash, beginning of period	258,891,257	136,172,565	77,441,180

Cash, end of period	$73,949,224	$258,891,257	$136,172,565

See accompanying notes to financial statements.

F-6
4

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$31,282,858	$36,236,198
Segregated cash balances with brokers for foreign currency forward contracts	4,541,088	4,402,112
Unrealized appreciation on foreign currency forward contracts	7,632	1,189,827
Interest receivable	95,777	129,971

Total assets	35,927,355	41,958,108

Liabilities and shareholders’ equity
Liabilities
Payable to Sponso r	28,744	32,657
Unrealized depreciation on foreign currency forward contracts	400,006	32,777

Total liabilities	428,750	65,434

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,498,605	41,892,674

Total liabilities and shareholders’ equity	$35,927,355	$41,958,108

Shares outstanding	1,250,000	1,200,000

Net asset value per share	$28.40	$34.91

Market value per share (Note 2)	$28.33	$34.92

See accompanying notes to financial statements.

F-6
5

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	01/09/26	963,000	$1,131,686	$(2,964)
Euro with UBS AG	01/09/26	2,568,000	3,017,831	7,632

			Total Unrealized Appreciation	$4,668

Contracts to Sell
Euro with Goldman Sachs International	01/09/26	(31,354,263)	$(36,846,510)	$(199,475)
Euro with UBS AG	01/09/26	(32,587,199)	(38,295,416)	(197,567)

			Total Unrealized Depreciation	$(397,042)

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-6
6

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

F-6
7

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$1,256,855	$1,650,526	$2,251,539

Expenses
Management fee	336,251	360,078	505,085

Total expenses	336,251	360,078	505,085

Net investment income (loss)	920,604	1,290,448	1,746,454

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(6,436,050)	2,509,965	(2,624,737)
Short-term U.S. government and agency obligations	119	4,641	—

Net realized gain (loss)	(6,435,931)	2,514,606	(2,624,737)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,549,424)	3,005,829	612,477
Short-term U.S. government and agency obligations	—	—	(4,802)

Change in net unrealized appreciation (depreciation)	(1,549,424)	3,005,829	607,675

Net realized and unrealized gain (loss)	(7,985,355)	5,520,435	(2,017,062)

Net income (loss)	$(7,064,751)	$6,810,883	$(270,608)

See accompanying notes to financial statements.

F-6
8

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$41,892,674	$39,367,550	$75,113,179

Addition of 600,000, 250,000 and 300,000 shares, respectively	17,664,628	8,047,610	9,033,520
Redemption of 550,000, 400,000 and 1,500,000 shares, respectively	(16,993,946)	(12,333,369)	(44,508,541)

Net addition (redemption) of 50,000, (150,000) and (1,200,000) shares, respectively	670,682	(4,285,759)	(35,475,021)

Net investment income (loss)	920,604	1,290,448	1,746,454
Net realized gain (loss)	(6,435,931)	2,514,606	(2,624,737)
Change in net unrealized appreciation (depreciation)	(1,549,424)	3,005,829	607,675

Net income (loss)	(7,064,751)	6,810,883	(270,608)

Shareholders’ equity, end of period	$35,498,605	$41,892,674	$39,367,550

See accompanying notes to financial statements.

9

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(7,064,751)	$6,810,883	$(270,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(54,925,175)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	119	4,641	95,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(83,003)
Net realized (gain) loss on investments	(119)	(4,641)	—
Change in unrealized (appreciation) depreciation on investments	1,549,424	(3,005,829)	(607,675)
Decrease (Increase) in interest receivable	34,194	29,388	(49,529)
Increase (Decrease) in payable to Sponsor	(3,913)	(715)	(30,003)

Net cash provided by (used in) operating activities	(5,485,046)	3,833,727	39,034,007

Cash flow from financing activities
Proceeds from addition of shares	17,664,628	8,047,610	9,033,520
Payment on shares redeemed	(16,993,946)	(12,333,369)	(44,508,541)

Net cash provided by (used in) financing activities	670,682	(4,285,759)	(35,475,021)

Net increase (decrease) in cash	(4,814,364)	(452,032)	3,558,986
Cash, beginning of period	40,638,310	41,090,342	37,531,356

Cash, end of period	$35,823,946	$40,638,310	$41,090,342

See accompanying notes to financial statements.

F-
70

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$66,655,665	$13,148,117
Segregated cash balances with brokers for futures contracts	4,192,800	588,800
Segregated cash balances with brokers for swap agreements	12,948,365	2,782,413
Unrealized appreciation on swap agreements	—	141,581
Receivable on open futures contracts	155,440	—
Interest receivable	187,856	61,820

Total assets	84,140,126	16,722,731

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	37,235	82,309
Payable to Sponso r	59,481	15,994
Unrealized depreciation on swap agreements	2,568,196	—

Total liabilities	2,664,912	98,303

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	81,475,214	16,624,428

Total liabilities and shareholders’ equity	$84,140,126	$16,722,731

Shares outstanding (Note 1)	3,136,631	236,744

Net asset value per share (Note 1)	$25.98	$70.22

Market value per share (Note 1) (Note 2)	$26.15	$70.32

See accompanying notes to financial statements.

F-7
1

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires February 2026	168	$72,930,480	$(855,047)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	01/06/26	$(65,194,272)	$(1,863,184)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	01/06/26	(9,690,561)	(276,649)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	01/06/26	(14,988,649)	(428,363)

			Total Unrealized Depreciation	$(2,568,196)

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

F-7
3

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$2,177,430	$668,180	$582,222

Expenses
Management fee	621,338	155,523	140,787
Brokerage commissions	20,223	5,075	4,880

Total expenses	641,561	160,598	145,667

Net investment income (loss)	1,535,869	507,582	436,555

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,732,954)	(2,387,758)	(201,345)
Swap agreements	(19,305,989)	(3,858,626)	(1,979,341)

Net realized gain (loss)	(24,038,943)	(6,246,384)	(2,180,686)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(976,103)	265,287	(45,345)
Swap agreements	(2,709,777)	341,402	393,136

Change in net unrealized appreciation (depreciation)	(3,685,880)	606,689	347,791

Net realized and unrealized gain (loss)	(27,724,823)	(5,639,695)	(1,832,895)

Net income (loss)	$(26,188,954)	$(5,132,113)	$(1,396,340)

See accompanying notes to financial statements.

F-7
4

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$16,624,428	$11,795,779	$15,456,037

Addition of 14,025,000, 512,500 and 200,000 shares, respectively (Note 1)	525,135,723	38,619,814	22,162,736
Redemption of 11,125,113, 387,500 and 212,500 shares, respectively (Note 1)	(434,095,983)	(28,659,052)	(24,426,654)

Net addition (redemption) of 2,899,887, 125,000 and (12,500) shares, respectively (Note 1)	91,039,740	9,960,762	(2,263,918)

Net investment income (loss)	1,535,869	507,582	436,555
Net realized gain (loss)	(24,038,943)	(6,246,384)	(2,180,686)
Change in net unrealized appreciation (depreciation)	(3,685,880)	606,689	347,791

Net income (loss)	(26,188,954)	(5,132,113)	(1,396,340)

Shareholders’ equity, end of period	$81,475,214	$16,624,428	$11,795,779

See accompanying notes to financial statements.

F-7
5

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(26,188,954)	$(5,132,113)	$(1,396,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	2,709,777	(341,402)	(393,136)
Decrease (Increase) in receivable on open futures contracts	(155,440)	17,324	(17,324)
Decrease (Increase) in interest receivable	(126,036)	(20,319)	634
Increase (Decrease) in payable to Sponsor	43,487	6,286	(3,146)
Increase (Decrease) in payable on open futures contracts	(45,074)	82,309	(700)

Net cash provided by (used in) operating activities	(23,762,240)	(5,387,915)	(1,810,012)

Cash flow from financing activities
Proceeds from addition of shares	525,135,723	38,619,814	22,162,736
Payment on shares redeemed	(434,095,983)	(28,659,052)	(24,426,654)

Net cash provided by (used in) financing activities	91,039,740	9,960,762	(2,263,918)

Net increase (decrease) in cash	67,277,500	4,572,847	(4,073,930)
Cash, beginning of period	16,519,330	11,946,483	16,020,413

Cash, end of period	$83,796,830	$16,519,330	$11,946,483

See accompanying notes to financial statements.

F-7
6

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$164,887,996	$10,846,306
Segregated cash balances with brokers for futures contracts	27,244,750	839,500
Segregated cash balances with brokers for swap agreements	37,550,350	9,082,795
Unrealized appreciation on swap agreements	—	2,954,018
Receivable from capital shares sold	2,129,315	—
Receivable on open futures contracts	19,170,259	8,500
Interest receivable	207,484	49,804

Total assets	251,190,154	23,780,923

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	49,772,735	—
Payable on open futures contracts	—	9,092
Payable to Sponsor	74,694	19,212
Unrealized depreciation on swap agreements	4,320,147	—

Total liabilities	54,167,576	28,304

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	197,022,578	23,752,619

Total liabilities and shareholders’ equity	$251,190,154	$23,780,923

Shares outstanding (Note 8)	3,701,026	56,026

Net asset value per share (Note 8)	$53.23	$423.96

Market value per share (Note 8) (Note 2)	$53.40	$420.00

See accompanying notes to financial statements.

F-7
7

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires March 2026	797	$281,352,955	$(9,278,851)
Total Return Swap Agreements ^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	01/06/26	$(52,154,405)	$(1,454,002)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.25	01/06/26	(25,969,429)	(4,490,093)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	01/06/26	(3,582,209)	(619,454)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.25	01/06/26	(30,813,610)	2,243,402

			Total Unrealized Depreciation	$(4,320,147)

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*
Reflects the floating financing rate, as of December 31, 2025, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

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

9

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$1,056,505	$1,836,045	$1,118,150

Expenses
Management fee	358,757	443,177	287,739
Brokerage commissions	21,879	38,489	39,452

Total expenses	380,636	481,666	327,191

Net investment income (loss)	675,869	1,354,379	790,959

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(20,584,843)	(1,893,066)	13,011,200
Swap agreements	(22,025,186)	(6,393,268)	427,289
Short-term U.S. government and agency obligations	—	—	(906)

Net realized gain (loss)	(42,610,029)	(8,286,334)	13,437,583

Change in net unrealized appreciation (depreciation) on
Futures contracts	(9,790,766)	(1,177,131)	2,629,546
Swap agreements	(7,274,165)	3,768,192	908,449

Change in net unrealized appreciation (depreciation)	(17,064,931)	2,591,061	3,537,995

Net realized and unrealized gain (loss)	(59,674,960)	(5,695,273)	16,975,578

Net income (loss)	$(58,999,091)	$(4,340,894)	$17,766,537

See accompanying notes to financial statements.

F-
80

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$23,752,619	$65,149,686	$31,932,799

Addition of 6,375,000, 362,500 and 296,250 shares, respectively (Note 8 )	488,176,799	167,612,161	209,998,518
Redemption of 2,730,000, 396,257 and 247,500 shares, respectively (Note 8 )	(255,907,749)	(204,668,334)	(194,548,168)

Net addition (redemption) of 3,645,000, (33,757) and 48,750 shares, respectively (Note 8 )	232,269,050	(37,056,173)	15,450,350

Net investment income (loss)	675,869	1,354,379	790,959
Net realized gain (loss)	(42,610,029)	(8,286,334)	13,437,583
Change in net unrealized appreciation (depreciation)	(17,064,931)	2,591,061	3,537,995

Net income (loss)	(58,999,091)	(4,340,894)	17,766,537

Shareholders’ equity, end of period	$197,022,578	$23,752,619	$65,149,686

See accompanying notes to financial statements.

F-8
1

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(58,999,091)	$(4,340,894)	$17,766,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	—	(39,876,608)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	—	—	39,937,156
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(61,454)
Net realized (gain) loss on investments	—	—	906
Change in unrealized (appreciation) depreciation on investments	7,274,165	(3,768,192)	(908,449)
Decrease (Increase) in receivable on open futures contracts	(19,161,759)	321,129	(270,054)
Decrease (Increase) in interest receivable	(157,680)	123,995	(113,319)
Increase (Decrease) in payable to Sponsor	55,482	(24,252)	22,759
Increase (Decrease) in payable on open futures contracts	(9,092)	9,092	—

Net cash provided by (used in) operating activities	(70,997,975)	(7,679,122)	16,497,474

Cash flow from financing activities
Proceeds from addition of shares	486,047,484	168,519,186	210,064,282
Payment on shares redeemed	(206,135,014)	(204,668,334)	(194,548,168)

Net cash provided by (used in) financing activities	279,912,470	(36,149,148)	15,516,114

Net increase (decrease) in cash	208,914,495	(43,828,270)	32,013,588
Cash, beginning of period	20,768,601	64,596,871	32,583,283

Cash, end of period	$229,683,096	$20,768,601	$64,596,871

See accompanying notes to financial statements.

F-8
2

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$31,050,946	$21,059,078
Segregated cash balances with brokers for foreign currency forward contracts	3,552,908	2,736,018
Unrealized appreciation on foreign currency forward contracts	955,069	2,283,588
Interest receivable	97,946	76,797

Total assets	35,656,869	26,155,481

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	29,619	19,957
Unrealized depreciation on foreign currency forward contracts	110,834	55,229

Total liabilities	140,453	75,186

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,516,416	26,080,295

Total liabilities and shareholders’ equity	$35,656,869	$26,155,481

Shares outstanding	697,160	547,160

Net asset value per share	$50.94	$47.66

Market value per share (Note 2)	$50.90	$46.68

See accompanying notes to financial statements.

F-8
3

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	01/09/26	374,199,000	$2,390,183	$(11,672)
Yen with UBS AG	01/09/26	2,050,605,000	13,098,163	(99,162)

			Total Unrealized Depreciation	$(110,834)

Contracts to Sell
Yen with Goldman Sachs International	01/09/26	(5,850,788,165)	$(37,371,693)	$447,018
Yen with UBS AG	01/09/26	(7,696,434,424)	(49,160,690)	508,051

			Total Unrealized Appreciation	$955,069

^
The positions and counterparties herein are as of December 31, 2025. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

F-8
4

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

F-8
5

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$965,246	$1,493,002	$1,052,461

Expenses
Management fee	258,166	324,236	233,492

Total expenses	258,166	324,236	233,492

Net investment income (loss)	707,080	1,168,766	818,969

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	3,784,192	4,749,696	2,979,874
Short-term U.S. government and agency obligations	91	3,541	—

Net realized gain (loss)	3,784,283	4,753,237	2,979,874

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(1,384,124)	3,540,284	1,715,508
Short-term U.S. government and agency obligations	—	—	(2,761)

Change in net unrealized appreciation (depreciation)	(1,384,124)	3,540,284	1,712,747

Net realized and unrealized gain (loss)	2,400,159	8,293,521	4,692,621

Net income (loss)	$3,107,239	$9,462,287	$5,511,590

See accompanying notes to financial statements.

F-8
6

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$26,080,295	$24,010,010	$21,397,736

Addition of 1,050,000, 900,000 and 1,100,000 shares, respectively	46,962,430	37,504,826	33,387,001
Redemption of 900,000, 1,050,000 and 1,200,000 shares, respectively	(40,633,548)	(44,896,828)	(36,286,317)

Net addition (redemption) of 150,000, (150,000) and (100,000) shares, respectively	6,328,882	(7,392,002)	(2,899,316)

Net investment income (loss)	707,080	1,168,766	818,969
Net realized gain (loss)	3,784,283	4,753,237	2,979,874
Change in net unrealized appreciation (depreciation)	(1,384,124)	3,540,284	1,712,747

Net income (loss)	3,107,239	9,462,287	5,511,590

Shareholders’ equity, end of period	$35,516,416	$26,080,295	$24,010,010

See accompanying notes to financial statements.

F-8
7

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$3,107,239	$9,462,287	$5,511,590
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales or maturities of short-term U.S. government and agency obligations	91	3,541	23,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	—	(4,702)
Net realized (gain) loss on investments	(91)	(3,541)	—
Change in unrealized (appreciation) depreciation on investments	1,384,124	(3,540,284)	(1,712,747)
Decrease (Increase) in interest receivable	(21,149)	23,487	(64,213)
Increase (Decrease) in payable to Sponsor	9,662	(719)	(8,957)

Net cash provided by (used in) operating activities	4,479,876	5,944,771	26,720,971

Cash flow from financing activities
Proceeds from addition of shares	46,962,430	37,504,826	33,387,001
Payment on shares redeemed	(40,633,548)	(44,896,828)	(38,969,772)

Net cash provided by (used in) financing activities	6,328,882	(7,392,002)	(5,582,771)

Net increase (decrease) in cash	10,808,758	(1,447,231)	21,138,200
Cash, beginning of period	23,795,096	25,242,327	4,104,127

Cash, end of period	$34,603,854	$23,795,096	$25,242,327

See accompanying notes to financial statements.

F-8
8

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Cash	$38,019,261	$24,122,440
Segregated cash balances with brokers for futures contracts	6,491,709	3,959,399
Receivable from capital shares sold	1,143,390	—
Receivable on open futures contracts	169,802	557
Interest receivable	117,024	99,278

Total assets	45,941,186	28,181,674

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	50,382
Brokerage commissions and futures account fees payable	2,156	1,656
Payable to Sponsor	27,972	18,426

Total liabilities	30,128	70,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,911,058	28,111,210

Total liabilities and shareholders’ equity	$45,941,186	$28,181,674

Shares outstanding	3,012,403	1,937,403

Net asset value per share	$15.24	$14.51

Market value per share (Note 2)	$15.27	$14.46

See accompanying notes to financial statements.

9

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2026	399	$8,160,866	$(469,978)
VIX Futures - Cboe, expires May 2026	731	15,241,131	(928,074)
VIX Futures - Cboe, expires June 2026	731	15,369,275	(670,594)
VIX Futures - Cboe, expires July 2026	333	7,134,525	33,097

			$(2,035,549)

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

F-9
1

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$1,197,467	$2,348,655	$2,412,485

Expenses
Management fee	284,981	428,613	499,363
Brokerage commissions	34,343	99,142	40,128
Futures account fees	15,257	25,768	40,387

Total expenses	334,581	553,523	579,878

Net investment income (loss)	862,886	1,795,132	1,832,607

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,901,041	(13,696,430)	(38,709,532)
Short-term U.S. government and agency obligations	84	3,549	—

Net realized gain (loss)	2,901,125	(13,692,881)	(38,709,532)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(2,057,815)	3,767,942	1,045,547
Short-term U.S. government and agency obligations	—	—	(5,651)

Change in net unrealized appreciation (depreciation)	(2,057,815)	3,767,942	1,039,896

Net realized and unrealized gain (loss)	843,310	(9,924,939)	(37,669,636)

Net income (loss)	$1,706,196	$(8,129,807)	$(35,837,029)

See accompanying notes to financial statements.

F-9
2

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$28,111,210	$37,866,143	$84,014,959

Addition of 3,425,000, 9,475,000 and 1,950,000 shares, respectively	55,129,989	147,773,279	43,215,317
Redemption of 2,350,000, 9,800,000 and 2,450,000 shares, respectively	(39,036,337)	(149,398,405)	(53,527,104)

Net addition (redemption) of 1,075,000, (325,000) and (500,000) shares, respectively	16,093,652	(1,625,126)	(10,311,787)

Net investment income (loss)	862,886	1,795,132	1,832,607
Net realized gain (loss)	2,901,125	(13,692,881)	(38,709,532)
Change in net unrealized appreciation (depreciation)	(2,057,815)	3,767,942	1,039,896

Net income (loss)	1,706,196	(8,129,807)	(35,837,029)

Shareholders’ equity, end of period	$45,911,058	$28,111,210	$37,866,143

See accompanying notes to financial statements.

F-9
3

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$1,706,196	$(8,129,807)	$(35,837,029)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	—	(49,330,764)	(294,811,992)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	84	49,719,851	345,000,000
Net amortization and accretion on short-term U.S. government and agency obligations	—	(385,538)	(311,311)
Net realized (gain) loss on investments	(84)	(3,549)	—
Change in unrealized (appreciation) depreciation on investments	—	—	5,651
Decrease (Increase) in receivable on open futures contracts	(169,245)	137,388	4,849
Decrease (Increase) in interest receivable	(17,746)	42,540	(53,638)
Increase (Decrease) in payable to Sponsor	9,546	(4,507)	(31,731)
Increase (Decrease) in brokerage commissions and futures account fees payable	500	(220)	(1,812)
Increase (Decrease) in payable on open futures contracts	(50,382)	50,382	—

Net cash provided by (used in) operating activities	1,478,869	(7,904,224)	13,962,987

Cash flow from financing activities
Proceeds from addition of shares	53,986,599	147,773,279	43,215,317
Payment on shares redeemed	(39,036,337)	(149,398,405)	(53,527,104)

Net cash provided by (used in) financing activities	14,950,262	(1,625,126)	(10,311,787)

Net increase (decrease) in cash	16,429,131	(9,529,350)	3,651,200
Cash, beginning of period	28,081,839	37,611,189	33,959,989

Cash, end of period	$44,510,970	$28,081,839	$37,611,189

See accompanying notes to financial statements.

F-9
4

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $84,730,287 and $24,931,067, respectively)	$84,751,266	$24,937,875
Cash	40,959,182	54,919,200
Segregated cash balances with brokers for futures contracts	100,111,309	50,955,604
Receivable on open futures contracts	5,340,338	2,613,474
Interest receivable	301,483	310,926

Total assets	231,463,578	133,737,079

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,857,756	—
Brokerage commissions and futures account fees payable	19,394	9,271
Payable to Sponsor	121,692	86,193

Total liabilities	3,998,842	95,464

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	227,464,736	133,641,615

Total liabilities and shareholders’ equity	$231,463,578	$133,737,079

Shares outstanding	8,841,252	2,966,252

Net asset value per share	$25.73	$45.05

Market value per share (Note 2)	$25.64	$45.02

See accompanying notes to financial statements.

F-9
5

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.913% due 01/13/26	$25,000,000	$24,973,035
3.699% due 02/03/26	25,000,000	24,921,332
3.868% due 02/12/26	35,000,000	34,856,899

Total short-term U.S. government and agency obligations (cost $84,730,287)		$84,751,266

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2026	7,112	$117,579,140	$(19,085,478)
VIX Futures - Cboe, expires February 2026	5,928	109,869,552	(2,482,785)

			$(21,568,263)

^^	Rates shown represent discount rate at the time of purchase.
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

F-9
7

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$7,592,591	$6,578,786	$8,917,672

Expenses
Management fee	1,871,012	1,296,599	1,893,306
Brokerage commissions	549,797	244,821	318,288
Futures account fees	207,038	120,701	182,747

Total expenses	2,627,847	1,662,121	2,394,341

Net investment income (loss)	4,964,744	4,916,665	6,523,331

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(66,467,112)	(23,820,030)	(275,353,500)
Short-term U.S. government and agency obligations	728	3,607	(9,659)

Net realized gain (loss)	(66,466,384)	(23,816,423)	(275,363,159)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(25,961,590)	14,057,421	132,729
Short-term U.S. government and agency obligations	14,171	(4,789)	(6,303)

Change in net unrealized appreciation (depreciation)	(25,947,419)	14,052,632	126,426

Net realized and unrealized gain (loss)	(92,413,803)	(9,763,791)	(275,236,733)

Net income (loss)	$(87,449,059)	$(4,847,126)	$(268,713,402)

See accompanying notes to financial statements.

F-9
8

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$133,641,615	$157,321,746	$266,580,320

Addition of 17,050,000, 5,612,500 and 3,315,000 shares, respectively	703,468,794	265,134,179	402,345,393
Redemption of 11,175,000, 5,183,985 and 1,946,404 shares, respectively	(522,196,614)	(283,967,184)	(242,890,565)

Net addition (redemption) of 5,875,000, 428,515 and 1,368,596 shares, respectively	181,272,180	(18,833,005)	159,454,828

Net investment income (loss)	4,964,744	4,916,665	6,523,331
Net realized gain (loss)	(66,466,384)	(23,816,423)	(275,363,159)
Change in net unrealized appreciation (depreciation)	(25,947,419)	14,052,632	126,426

Net income (loss)	(87,449,059)	(4,847,126)	(268,713,402)

Shareholders’ equity, end of period	$227,464,736	$133,641,615	$157,321,746

See accompanying notes to financial statements.

9

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$(87,449,059)	$(4,847,126)	$(268,713,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(551,692,749)	(306,861,269)	(712,835,220)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	494,724,927	344,782,389	746,625,222
Net amortization and accretion on short-term U.S. government and agency obligations	(2,830,670)	(3,199,804)	(4,118,623)
Net realized (gain) loss on investments	(728)	(3,607)	9,659
Change in unrealized (appreciation) depreciation on investments	(14,171)	4,789	6,303
Decrease (Increase) in receivable on open futures contracts	(2,726,864)	(250,637)	308,946
Decrease (Increase) in interest receivable	9,443	(56,255)	148,996
Increase (Decrease) in payable to Sponsor	35,499	15,624	(84,561)
Increase (Decrease) in brokerage commissions and futures account fees payable	10,123	(2,690)	(15,141)
Increase (Decrease) in payable on open futures contracts	—	(580)	(369,415)

Net cash provided by (used in) operating activities	(149,934,249)	29,580,834	(239,037,236)

Cash flow from financing activities
Proceeds from addition of shares	703,468,794	265,134,179	402,345,393
Payment on shares redeemed	(518,338,858)	(283,967,184)	(243,461,038)

Net cash provided by (used in) financing activities	185,129,936	(18,833,005)	158,884,355

Net increase (decrease) in cash	35,195,687	10,747,829	(80,152,881)
Cash, beginning of period	105,874,804	95,126,975	175,279,856

Cash, end of period	$141,070,491	$105,874,804	$95,126,975

See accompanying notes to financial statements.

F-
100

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,258,570,523 and $473,690,268, respectively)	$2,259,034,978	$473,819,625
Cash	2,000,384,525	1,765,501,542
Segregated cash balances with brokers for futures contracts	1,057,966,488	622,689,660
Segregated cash balances with brokers for foreign currency forward contracts	14,672,676	16,562,030
Segregated cash balances with brokers for swap agreements	177,725,284	172,690,806
Unrealized appreciation on swap agreements	342,589,713	41,311,209
Unrealized appreciation on foreign currency forward contracts	1,026,581	3,621,921
Receivable from capital shares sold	141,593,234	14,352,999
Receivable on open futures contracts	62,341,509	35,746,889
Interest receivable	5,605,894	5,627,491

Total assets	6,062,940,882	3,151,924,172

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	80,016,715	20,192,198
Payable on open futures contracts	234,805,824	44,527,123
Brokerage commissions and futures account fees payable	87,843	59,280
Payable to Sponsor	4,227,029	2,525,993
Unrealized depreciation on swap agreements	18,039,464	54,867,040
Unrealized depreciation on foreign currency forward contracts	1,694,678	4,618,937

Total liabilities	338,871,553	126,790,571

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,724,069,329	3,025,133,601

Total liabilities and shareholders’ equity	$6,062,940,882	$3,151,924,172

Shares outstanding (Note 8 ) (Note 1) (Note 2)	123,826,004	86,352,499

See accompanying notes to financial statements.

F-10
1

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Investment Income
Interest	$138,146,117	$142,663,792	$136,369,286
Expenses
Management fee	37,349,047	30,596,625	35,112,338
Brokerage commissions	8,156,439	7,879,443	8,606,195
Futures account fees	1,210,166	738,895	1,467,200

Total expenses	46,715,652	39,214,963	45,185,733

Net investment income (loss)	91,430,465	103,448,829	91,183,553

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	352,443,815	(318,107,709)	(2,752,823,603)
Swap agreements	691,914,885	183,559,658	38,451,228
Foreign currency forward contracts	(8,255,482)	120,896	(1,988,872)
Short-term U.S. government and agency obligations	4,917	73,121	(159,628)

Net realized gain (loss)	1,036,108,135	(134,354,034)	(2,716,520,875)

Change in net unrealized appreciation (depreciation) on
Futures contracts	245,606,827	21,942,821	241,673,235
Swap agreements	338,106,080	(30,748,143)	(100,372,363)
Foreign currency forward contracts	328,919	337,454	2,754,014
Short-term U.S. government and agency obligations	335,098	1,324	(128,584)

Change in net unrealized appreciation (depreciation)	584,376,924	(8,466,544)	143,926,302

Net realized and unrealized gain (loss)	1,620,485,059	(142,820,578)	(2,572,594,573)

Net income (loss)	$1,711,915,524	$(39,371,749)	$(2,481,411,020)

See accompanying notes to financial statements.

F-10
2

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2025	2024	2023
Shareholders’ equity, beginning of period	$3,025,133,601	$3,282,832,126	$3,887,786,746

Addition of 370,805,000, 188,532,500 and 176,346,650 shares, respectively (Note 1) (Note 8)	14,045,826,342	8,545,977,477	11,067,788,777
Redemption of 333,331,495, 186,042,654 and 186,820,305 shares, respectively (Note 1) (Note 8)	(13,058,806,138)	(8,764,304,253)	(9,191,332,377)

Net addition (redemption) of 37,473,505, 2,489,846 and (10,473,655) shares, respectively (Note 1) (Note 8)	987,020,204	(218,326,776)	1,876,456,400

Net investment income (loss)	91,430,465	103,448,829	91,183,553
Net realized gain (loss)	1,036,108,135	(134,354,034)	(2,716,520,875)
Change in net unrealized appreciation (depreciation)	584,376,924	(8,466,544)	143,926,302

Net income (loss)	1,711,915,524	(39,371,749)	(2,481,411,020)

Shareholders’ equity, end of period	$5,724,069,329	$3,025,133,601	$3,282,832,126

See accompanying notes to financial statements.

F-10
3

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income (loss)	$1,711,915,524	$(39,371,749)	$(2,481,411,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(13,747,244,846)	(6,811,024,357)	(29,326,977,643)
Proceeds from sales or maturities of short-term U.S government and agency obligations	12,029,688,924	7,096,745,754	30,165,855,686
Net amortization and accretion on short-term U.S government and agency obligations	(67,319,416)	(68,992,300)	(62,959,990)
Net realized (gain) loss on investments	(4,917)	(73,121)	159,628
Change in unrealized (appreciation) depreciation on investments	(338,770,097)	30,409,365	97,746,933
Decrease (Increase) in receivable on futures contracts	(26,594,620)	(6,024,206)	45,696,024
Decrease (Increase) in interest receivable	21,597	859,269	(1,565,988)
Increase (Decrease) in payable to Sponsor	1,701,036	(128,233)	(555,887)
Increase (Decrease) in brokerage commissions and futures account fees payable	28,563	(72,217)	(33,668)
Increase (Decrease) in payable on futures contracts	190,278,701	6,471,060	24,279,697

Net cash provided by (used in) operating activities	(246,299,551)	208,799,265	(1,539,766,228)

Cash flow from financing activities
Proceeds from addition of shares	13,918,586,107	8,554,408,656	11,046,019,082
Payment on shares redeemed	(12,998,981,621)	(8,783,469,990)	(9,184,699,519)

Net cash provided by (used in) financing activities	919,604,486	(229,061,334)	1,861,319,563

Net increase (decrease) in cash	673,304,935	(20,262,069)	321,553,335
Cash, beginning of period	2,577,444,038	2,597,706,107	2,276,152,772

Cash, end of period	$3,250,748,973	$2,577,444,038	$2,597,706,107

See accompanying notes to financial statements.

F-10
4

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
NOTE 1 – ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2025, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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

F-10
5

Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the years ended December 31, 2023, 2024 and 2025. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date	Type of Split	Date Trading Resumed at Post- Split Price
ProShares VIX Short-Term Futures	June 22, 2023	1-for-5 reverse Share split	June 23, 2023
ProShares Ultra VIX Short-Term Futures	June 22, 2023	1-for-10 reverse Share split	June 23, 2023
ProShares Ultra Bloomberg Natural Gas	June 22, 2023	1-for-20 reverse Share split	June 23, 2023
ProShares Short VIX Short-Term Futures	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares UltraShort Bloomberg Natural Gas	April 10, 2024	2-for-1 forward Share split	April 11, 2024
ProShares Ultra VIX Short-Term Futures	April 10, 2024	1-for-5 reverse Share split	April 11, 2024
ProShares VIX Short-Term Futures	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares Ultra Bloomberg Natural Gas	November 6, 2024	1-for-5 reverse Share split	November 7, 2024
ProShares UltraShort Silver	November 6, 2024	1-for-4 reverse Share split	November 7, 2024
ProShares UltraShort Yen	November 6, 2024	2-for-1 forward Share split	November 7, 2024
ProShares Ultra Gold	June 12, 2025	4-for-1 forward Share split	June 13, 2025
ProShares UltraShort Gold	June 12, 2025	1-for-2 reverse Share split	June 13, 2025
ProShares UltraShort Gold	November 19, 2025	1-for-2 reverse Share split	November 20, 2025
ProShares Ultra VIX Short-Term Futures ETF	November 19, 2025	1-for-5 reverse Share split	November 20, 2025
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

F-10
6

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated December 31, 2025 and 2024, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the year ended December 31, 2025 were typically as follows. All times are Eastern Standard Time:

Fund	Create/Redeem Cut-off*	NAV Calculation Time	NAV Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	December 31, 2025
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	December 31, 2025
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	December 31, 2025
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2025
UltraShort Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	December 31, 2025
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	December 31, 2025
Ultra Euro, Ultra Yen, UltraShort Euro and UltraShort Yen	3:00 p.m.	4:00 p.m.	December 31, 2025
Short VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2025
Ultra VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2025
VIX Mid-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2025
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	December 31, 2025

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2025.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2025.
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

F-10
7

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the f ina
ncial statements.
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
The following table summarizes the valuation of investments at December 31, 2025 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Futures Contracts*	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$59,907,798	$15,699,597	$—	$—	$75,607,395
ProShares Ultra Bloomberg Crude Oil	149,575,489	(3,689,107)	—	(11,151,121)	134,735,261
ProShares Ultra Bloomberg Natural Gas	234,273,034	(132,096,872)	—	—	102,176,162
ProShares Ultra Euro	—	—	62,690	—	62,690
ProShares Ultra Gold	548,706,159	37,298,279	—	28,676,455	614,680,893
ProShares Ultra Silver	967,310,974	419,245,399	—	313,913,258	1,700,469,631
ProShares Ultra VIX Short-Term Futures ETF	99,775,566	(56,075,162)	—	—	43,700,404
ProShares Ultra Yen	—	—	(1,182,648)	—	(1,182,648)
ProShares UltraShort Bloomberg Crude Oil	44,913,599	12,025,118	—	—	56,938,717
ProShares UltraShort Bloomberg Natural Gas	69,821,093	53,943,537	—	—	123,764,630
ProShares UltraShort Euro	—	—	(392,374)	—	(392,374)
ProShares UltraShort Gold	—	(855,047)	—	(2,568,196)	(3,423,243)
ProShares UltraShort Silver	—	(9,278,851)	—	(4,320,147)	(13,598,998)
ProShares UltraShort Yen	—	—	844,235	—	844,235
ProShares VIX Mid-Term Futures ETF	—	(2,035,549)	—	—	(2,035,549)
ProShares VIX Short-Term Futures ETF	84,751,266	(21,568,263)	—	—	63,183,003

Combined Trust:	$2,259,034,978	$312,613,079	$(668,097)	$324,550,249	$2,895,530,209

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

F-10
8

There were no transfers into or out of Level 3 for the fiscal year ended December 31, 2025.
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
Investment Transactions and Related Income
Investment transactions are recorded on the trade date. Gains or losses realized on sales of securities are determined using the specific identification method. Unrealized appreciation (depreciation) on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation (depreciation) between periods are reflected in the Statements of Operations.
Interest income is recognized on an accrual basis and includes the amortization of discount on short -term U.S. government and agency obligations and is reflected in the Statement of Operations. Interest income may be earned on cash held at the custodian bank and/or segregated cash balances with brokers.

9

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
Recently Issued Accounting Pronouncement
The Funds adopted FASB Accounting Standards Update 2023-09,
Income Taxes (Topic
740): Improvements to Income Tax Disclosures,

which is intended to enhance transparency and decision usefulness of income tax disclosures, including additional detail related to rate reconciliation and income taxes paid during the reporting period. Adoption of the new standard impacted financial statement disclosures only and did not impact the Funds financial position or results of operations. The Funds did not pay any income taxes during the year ended December 31, 2025.
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

F-1
10

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
As of December 31, 2025 and December 31, 2024, the Funds did not have any open repurchase agreements.
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

1

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2025 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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
A Fund will typically enter into swap agreements with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2025, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of December 31, 2025

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$15,699,597	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			56,075,162	*
	ProShares VIX Mid-Term Futures ETF		33,097	*		2,068,646	*
	ProShares VIX Short- Term Futures ETF		—			21,568,263	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		—			14,840,228	*
	ProShares Ultra Bloomberg Natural Gas		—			132,096,872	*
	ProShares Ultra Gold		65,974,734	*		—
	ProShares Ultra Silver		733,158,657	*		—
	ProShares UltraShort Bloomberg Crude Oil		12,025,118	*		—
	ProShares UltraShort Bloomberg Natural Gas		53,943,537	*		—
	ProShares UltraShort Gold		—			3,423,243	*
	ProShares UltraShort Silver		2,243,402	*		15,842,400	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		62,719			29
	ProShares Ultra Yen		1,161			1,183,809
	ProShares UltraShort Euro		7,632			400,006
	ProShares UltraShort Yen		955,069			110,834

		Combined Trust:	$884,104,723	*		$247,609,492	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

F-11
5

Fair Value of Derivative Instruments as of December 31, 2024

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$482,967	*		$ 3,491,718*
	ProShares Ultra VIX Short-Term Futures ETF		15,626,836	*		1,650,844	*
	ProShares VIX Mid-Term Futures ETF		240,639	*		218,373	*
	ProShares VIX Short- Term Futures ETF		5,943,933	*		1,550,606	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		49,079,695	*		—
	ProShares Ultra Bloomberg Natural Gas		97,239,201	*		—
	ProShares Ultra Gold		—			2,771,540	*
	ProShares Ultra Silver		—			81,422,443	*
	ProShares UltraShort Bloomberg Crude Oil		1,888,681	*		3,544,073	*
	ProShares UltraShort Bloomberg Natural Gas		—			26,130,504	*
	ProShares UltraShort Gold		262,637	*		—
	ProShares UltraShort Silver		3,465,933	*		—
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		2,312			169,440
	ProShares Ultra Yen		146,194			4,361,491
	ProShares UltraShort Euro		1,189,827			32,777
	ProShares UltraShort Yen		2,283,588			55,229

		Combined Trust:	$177,852,443	*		$125,399,038	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

F-11
6

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$36,988,593	$18,708,348
		ProShares Ultra VIX Short-Term Futures ETF	(366,312,175)	(70,051,154)
		ProShares VIX Mid-Term Futures ETF	2,901,041	(2,057,815)
		ProShares VIX Short-Term Futures ETF	(66,467,112)	(25,961,590)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	(28,213,219)	(63,919,923)
		ProShares Ultra Bloomberg Natural Gas	140,707,545	(229,336,073)
		ProShares Ultra Gold	419,725,039	68,746,274
		ProShares Ultra Silver	870,714,831	814,581,100
		ProShares UltraShort Bloomberg Crude Oil	59,511,592	13,680,510
		ProShares UltraShort Bloomberg Natural Gas	41,451,537	80,074,041
		ProShares UltraShort Gold	(24,038,943)	(3,685,880)
		ProShares UltraShort Silver	(42,610,029)	(17,064,931)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	852,316	229,818
		ProShares Ultra Yen	(6,455,940)	3,032,649
		ProShares UltraShort Euro	(6,436,050)	(1,549,424)
		ProShares UltraShort Yen	3,784,192	(1,384,124)

		Combined Trust:	$1,036,103,218	$584,041,826

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

F-11
8

The Effect of Derivative Instruments on the Statement of Operations
For the year ended December 31, 2023

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$160,516,553	$1,548,243
		ProShares Ultra VIX Short-Term Futures ETF	(940,116,773)	5,371,542
		ProShares VIX Mid-Term Futures ETF	(38,709,532)	1,045,547
		ProShares VIX Short-Term Futures ETF	(275,353,500)	132,729
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	100,867,538	(86,011,590)
		ProShares Ultra Bloomberg Natural Gas	(2,080,656,703)	354,221,039
		ProShares Ultra Gold	21,429,154	(2,563,686)
		ProShares Ultra Silver	7,222,003	(59,077,259)
		ProShares UltraShort Bloomberg Crude Oil	12,379,340	12,191,426
		ProShares UltraShort Bloomberg Natural Gas	306,791,742	(89,442,905)
		ProShares UltraShort Gold	(2,180,686)	347,791
		ProShares UltraShort Silver	13,438,489	3,537,995
Foreign Exchange Contracts	Net realized gain (loss) on futures and/ or foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	293,493	(108,707)
		ProShares Ultra Yen	(2,637,502)	534,736
		ProShares UltraShort Euro	(2,624,737)	612,477
		ProShares UltraShort Yen	2,979,874	1,715,508

		Combined Trust:	$(2,716,361,247)	$144,054,886

F-11
9

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2025.

Fair Values of Derivative Instruments as of December 31, 2025
	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$—	$—	$—	$11,151,121	$—	$11,151,121
ProShares Ultra Euro
Foreign currency forward contracts	62,719	—	62,719	29	—	29
ProShares Ultra Gold
Swap agreements	28,676,455	—	28,676,455	—	—	—
ProShares Ultra Silver
Swap agreements	313,913,258	—	313,913,258	—	—	—
ProShares Ultra Yen
Foreign currency forward contracts	1,161	—	1,161	1,183,809	—	1,183,809
ProShares UltraShort Euro
Foreign currency forward contracts	7,632	—	7,632	400,006	—	400,006
ProShares UltraShort Gold
Swap agreements	—	—	—	2,568,196	—	2,568,196
ProShares UltraShort Silver
Swap agreements	—	—	—	4,320,147	—	4,320,147
ProShares UltraShort Yen
Foreign currency forward contracts	955,069	—	955,069	110,834	—	110,834
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2025. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

F-1
20

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2025
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(1,000,501)	$—	$1,000,501	$—
Goldman Sachs International	(4,341,571)	—	4,341,571	—
Morgan Stanley & Co. International PLC	(1,318,911)	1,318,911	—	—
Societe Generale	(3,285,599)	—	3,285,599	—
UBS AG	(1,204,539)	—	1,204,539	—
ProShares Ultra Euro
Goldman Sachs International	31,315	—	—	31,315
UBS AG	31,375	—	—	31,375
ProShares Ultra Gold
Citibank, N.A.	16,272,555	(16,272,555)	—	—
Goldman Sachs International	2,924,937	(2,924,937)	—	—
UBS AG	9,478,963	(9,478,963)	—	—
ProShares Ultra Silver
Citibank, N.A.	149,280,584	(149,280,584)	—	—
Goldman Sachs International	10,108,427	(10,108,427)	—	—
Morgan Stanley & Co. International PLC	68,581,771	(68,581,771)	—	—
UBS AG	85,942,476	(85,942,476)	—	—
ProShares Ultra Yen
Goldman Sachs International	(582,024)	—	582,024	—
UBS AG	(600,624)	—	600,624	—
ProShares UltraShort Euro
Goldman Sachs International	(202,439)	—	202,439	—
UBS AG	(189,935)	—	189,935	—
ProShares UltraShort Gold
Citibank, N.A.	(1,863,184)	—	1,863,184	—
Goldman Sachs International	(276,649)	—	276,649	—
UBS AG	(428,363)	—	428,363	—
ProShares UltraShort Silver
Citibank, N.A.	(1,454,002)	—	1,454,002	—
Goldman Sachs International	(4,490,093)	—	4,490,093	—
Morgan Stanley & Co. International PLC	(619,454)	—	619,454	—
UBS AG	2,243,402	—	—	2,243,402
ProShares UltraShort Yen
Goldman Sachs International	435,346	(281,679)	—	153,667
UBS AG	408,889	(302,661)	—	106,228

F-12
1

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
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2024. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further de scrib
ed above under the caption “Accounting for Derivative Instruments”.

F-12
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

F-12
3

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

F-12
4

NOTE 5 – CREATION AND REDEMPTION OF CREATION UNITS
Each Fund issues and redeems shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the reverse share splits as described in Note 1 and Note 8
, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.
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
Transaction fees for the years ended December 31, 2025, 2024 and 2023 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Year Ended	Year Ended	Year Ended
Fund	December 31, 2025	December 31, 2024	December 31, 2023
ProShares Short VIX Short-Term Futures ETF	$476,376	$614,775	$242,256
ProShares Ultra Bloomberg Crude Oil	—	—	—
ProShares Ultra Bloomberg Natural Gas	—	—	—
ProShares Ultra Euro	—	—	—
ProShares Ultra Gold	—	—	—
ProShares Ultra Silver	—	—	—
ProShares Ultra VIX Short-Term Futures ETF	2,555,460	1,474,842	1,375,762
ProShares Ultra Yen	—	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—	—
ProShares UltraShort Euro	—	—	—
ProShares UltraShort Gold	—	—	—
ProShares UltraShort Silver	—	—	—
ProShares UltraShort Yen	—	—	—
ProShares VIX Mid-Term Futures ETF	27,979	89,057	29,206
ProShares VIX Short-Term Futures ETF	506,967	214,318	273,740

Combined Trust:	$3,566,782	$2,392,992	$1,920,964

F-12
5

NOTE 6 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the year ended December 31, 2025:
For the Year Ended December 31, 2025

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$23.36	$33.56
Net investment income (loss)	1.05	0.46	0.83	0.32	1.13	1.54
Net realized and unrealized gain (loss)#	4.40	(8.65)	(33.12)	2.39	31.42	120.85
Change in net asset value from operations	5.45	(8.19)	(32.29)	2.71	32.55	122.39
Net asset value, at December 31, 2025	$55.48	$19.30	$22.55	$13.17	$55.91	$155.95
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$23.37	$33.67
Market value per share, at December 31, 2025 †	$55.38	$19.32	$22.90	$13.16	$55.52	$155.12
Total Return, at net asset value	10.9%	(29.8)%	(58.9)%	25.9%	139.3%	364.7%
Total Return, at market value	10.6%	(29.8)%	(59.0)%	25.9%	137.6%	360.7%
Ratios to Average Net Assets
Expense ratio^^	1.18%	1.00%	1.39%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.35%	2.00%	2.19%	2.61%	2.89%	2.59%

*	See Note 1 of these Notes to Financial Statements.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-12
6

For the Year Ended December 31, 2025

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2024	$103.86	$20.23	$16.93	$43.61	$34.91	$70.22
Net investment income (loss)	0.89	0.57	0.47	0.61	0.78	0.89
Net realized and unrealized gain (loss)#	(68.89)	(1.72)	2.24	(8.43)	(7.29)	(45.13)
Change in net asset value from operations	(68.00)	(1.15)	2.71	(7.82)	(6.51)	(44.24)
Net asset value, at December 31, 2025	$35.86	$19.08	$19.64	$35.79	$28.40	$25.98
Market value per share, at December 31, 2024 †	$103.60	$20.35	$16.92	$42.74	$34.92	$70.32
Market value per share, at December 31, 2025 †	$35.93	$19.06	$19.61	$35.27	$28.33	$26.15
Total Return, at net asset value	(65.5)%	(5.7)%	16.0%	(17.9)%	(18.7)%	(63.0)%
Total Return, at market value	(65.3)%	(6.3)%	15.9%	(17.5)%	(18.9)%	(62.8)%
Ratios to Average Net Assets
Expense ratio^^	1.75%	0.95%	1.10%	1.43%	0.95%	0.98%
Net investment income gain (loss)	1.25%	2.62%	2.65%	2.36%	2.60%	2.35%

*	See Note 1 of these Notes to Financial Statements.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-12
7

For the Year Ended December 31, 2025

Per Share Operating Performance	UltraShort Silver*	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$423.96	$47.66	$14.51	$45.05
Net investment income (loss)	2.62	1.17	0.41	0.87
Net realized and unrealized gain (loss)#	(373.35)	2.11	0.32	(20.19)
Change in net asset value from operations	(370.73)	3.28	0.73	(19.32)
Net asset value, at December 31, 2025	$53.23	$50.94	$15.24	$25.73
Market value per share, at December 31, 2024 †	$420.00	$46.68	$14.46	$45.02
Market value per share, at December 31, 2025 †	$53.40	$50.90	$15.27	$25.64
Total Return, at net asset value	(87.5)%	6.9%	5.0%	(42.9)%
Total Return, at market value	(87.3)%	9.0%	5.6%	(43.1)%
Ratios to Average Net Assets
Expense ratio^^	1.01%	0.95%	1.00%	1.19%
Net investment income gain (loss)	1.79%	2.60%	2.57%	2.26%

*	See Note 8 of these Notes to Financial Statements.

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

F-12
8

Selected data for a Share outstanding throughout the year ended December 31, 2024:
For the Year Ended December 31, 2024

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$15.96	$27.29
Net investment income (loss)	1.72	0.93	1.81	0.41	0.77	1.29
Net realized and unrealized gain (loss)#	(3.38)	0.28	(89.70)	(1.81)	6.63	4.98
Change in net asset value from operations	(1.66)	1.21	(87.89)	(1.40)	7.40	6.27
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$23.36	$33.56
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$15.97	$27.17
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$23.37	$33.67
Total Return, at net asset value	(3.2)%	4.6%	(61.6)%	(11.8)%	46.4%	23.0%
Total Return, at market value	(3.2)%	5.4%	(60.8)%	(11.7)%	46.4%	23.9%
Ratios to Average Net Assets
Expense ratio^^	1.21%	0.99%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	3.22%	3.21%	2.92%	3.59%	3.76%	3.62%

*	See Note 1 of these Notes to Financial Statements.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-12
9

For the Year Ended December 31, 2024

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2023	$210.87	$27.46	$20.75	$48.05
Net investment income (loss)	2.76	0.77	0.64	1.64
Net realized and unrealized gain (loss)#	(109.77)	(8.00)	(4.46)	(6.08)
Change in net asset value from operations	(107.01)	(7.23)	(3.82)	(4.44)
Net asset value, at December 31, 2024	$103.86	$20.23	$16.93	$43.61
Market value per share, at December 31, 2023 †	$211.00	$27.49	$20.89	$48.21
Market value per share, at December 31, 2024 †	$103.60	$20.35	$16.92	$42.74
Total Return, at net asset value	(50.7)%	(26.3)%	(18.4)%	(9.2)%
Total Return, at market value	(50.9)%	(26.0)%	(19.0)%	(11.3)%
Ratios to Average Net Assets
Expense ratio^^	1.86%	0.95%	1.06%	1.82%
Net investment income gain (loss)	2.04%	3.40%	3.67%	2.82%

*	See Note 1 of these Notes to Financial Statements.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-1
30

For the Year Ended December 31, 2024

Per Share Operating Performance	UltraShort Euro	UltraShort Gold *	UltraShort Silver * *	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2023	$29.16	$105.56	$725.63	$34.44	$16.74	$61.99
Net investment income (loss)	1.06	2.50	13.94	1.44	0.53	1.61
Net realized and unrealized gain (loss)#	4.69	(37.84)	(315.61)	11.78	(2.76)	(18.55)
Change in net asset value from operations	5.75	(35.34)	(301.67)	13.22	(2.23)	(16.94)
Net asset value, at December 31, 2024	$34.91	$70.22	$423.96	$47.66	$14.51	$45.05
Market value per share, at December 31, 2023 †	$29.15	$105.48	$729.60	$34.47	$16.75	$62.04
Market value per share, at December 31, 2024 †	$34.92	$70.32	$420.00	$46.68	$14.46	$45.02
Total Return, at net asset value	19.7%	(33.5)%	(41.6)%	38.4%	(13.3)%	(27.3)%
Total Return, at market value	19.8%	(33.3)%	(42.4)%	35.4%	(13.7)%	(27.4)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	0.98%	1.03%	0.95%	1.10%	1.09%
Net investment income gain (loss)	3.40%	3.10%	2.90%	3.42%	3.56%	3.22%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 1 and Note 8 of these Notes to Financial Statements.

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

F-13
1

Selected data for a Share outstanding throughout the year ended December 31, 2023
For the Year Ended December 31, 2023

Per Share Operating Performance	Short VIX Short-Term Futures ETF *	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold *	Ultra Silver
Net asset value, at December 31, 2022	$29.35	$30.26	$1,815.41	$11.27	$13.77	$31.75
Net investment income (loss)	1.05	0.60	7.13	0.38	0.45	0.75
Net realized and unrealized gain (loss)#	21.29	(4.58)	(1,679.81)	0.21	1.74	(5.21)
Change in net asset value from operations	22.34	(3.98)	(1,672.68)	0.59	2.19	(4.46)
Net asset value, at December 31, 2023	$51.69	$26.28	$142.73	$11.86	$15.96	$27.29
Market value per share, at December 31, 2022 †	$29.34	$30.31	$1,778.00	$11.26	$13.82	$32.00
Market value per share, at December 31, 2023 †	$51.70	$26.10	$142.20	$11.84	$15.97	$27.17
Total Return, at net asset value	76.1%	(13.2)%	(92.1)%	5.2%	15.9%	(14.1)%
Total Return, at market value	76.2%	(13.9)%	(92.0)%	5.2%	15.6%	(15.1)%
Ratios to Average Net Assets
Expense ratio^^	1.16%	0.99%	1.38%	0.95%	0.96%	0.98%
Net investment income gain (loss)	2.74%	2.16%	2.24%	3.29%	3.02%	2.64%

*	See Note 1 of these Notes to Financial Statements.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-13
2

For the Year Ended December 31, 2023

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas *
Net asset value, at December 31, 2022	$1,717.15	$34.54	$23.93	$13.50
Net investment income (loss)	10.56	0.96	0.70	0.77
Net realized and unrealized gain (loss)#	(1,516.84)	(8.04)	(3.88)	33.78
Change in net asset value from operations	(1,506.28)	(7.08)	(3.18)	34.55
Net asset value, at December 31, 2023	$210.87	$27.46	$20.75	$48.05
Market value per share, at December 31, 2022 †	$1,715.00	$34.56	$23.85	$13.78
Market value per share, at December 31, 2023 †	$211.00	$27.49	$20.89	$48.21
Total Return, at net asset value	(87.7)%	(20.5)%	(13.3)%	255.9%
Total Return, at market value	(87.7)%	(20.5)%	(12.4)%	249.8%
Ratios to Average Net Assets
Expense ratio^^	1.61%	0.95%	1.07%	1.66%
Net investment income gain (loss)	1.84%	3.40%	3.28%	2.63%

*	See Note 1 of these Notes to Financial Statements.

#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.

^^	The expense ratio would be 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

F-13
3

For the Year Ended December 31, 2023

Per Share Operating Performance	UltraShort Euro	UltraShort Gold *	UltraShort Silver * *	UltraShort Yen *	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF *
Net asset value, at December 31, 2022	$29.46	$124.40	$778.22	$26.84	$30.41	$228.01
Net investment income (loss)	0.97	3.34	20.15	1.08	0.71	3.42
Net realized and unrealized gain (loss)#	(1.27)	(22.18)	(72.74)	6.52	(14.38)	(169.44)
Change in net asset value from operations	(0.30)	(18.84)	(52.59)	7.60	(13.67)	(166.02)
Net asset value, at December 31, 2023	$29.16	$105.56	$725.63	$34.44	$16.74	$61.99
Market value per share, at December 31, 2022 †	$29.45	$123.96	$772.00	$26.79	$30.36	$227.60
Market value per share, at December 31, 2023 †	$29.15	$105.48	$729.60	$34.47	$16.75	$62.04
Total Return, at net asset value	(1.0)%	(15.2)%	(6.8)%	28.3%	(45.0)%	(72.8)%
Total Return, at market value	(1.0)%	(14.9)%	(5.5)%	28.7%	(44.8)%	(72.7)%
Ratios to Average Net Assets
Expense ratio^^	0.95%	0.98%	1.08%	0.95%	0.99%	1.07%
Net investment income gain (loss)	3.28%	2.95%	2.61%	3.33%	3.12%	2.93%

*	See Note 1 of these Notes to Financial Statements.
**	See Note 1 and Note 8 of these Notes to Financial Statements.

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

F-13
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

F-13
5

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

F-13
6

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

F-13
7

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

F-13
8

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

F-13
9

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
NOTE 8 – SUBSEQUENT EVENTS
On February 11, 2026, the Trust announced a 1-for-10 reverse split of the shares of beneficial interest of ProShares UltraShort Silver (ticker symbol: ZSL). The Reverse Split was effective prior to market open on February 26, 2026, when the Fund began trading at its post-Reverse Split price. The ticker symbol for the Fund did not change; however, the Fund was issued a new CUSIP number (74347Y672).The Reverse Split was applied retroactively for all periods presented, reducing the number of shares outstanding and resulting in a proportionate increase in the price per share and per share information of the Fund. Therefore, the Reverse Split did not change the aggregate net asset value of a shareholder’s investment at the time of the Reverse Split. For shareholders who hold a quantity of shares that is not an exact multiple of the Reverse Split ratio (i.e., not a multiple of 10), the Reverse Split will result in the creation of a fractional share. Post-Reverse Split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.
Subsequent to the period end, certain Funds of ProShares Trust II (the “Trust”) began investing a portion of their available cash balances in the ProShares GENIUS Money Market ETF (“IQMM”), an exchange-traded fund sponsored and advised by ProShare Advisors LLC, the Sponsor of the Trust. IQMM commenced operations in February 2026.

F-
140