Form 10-Q
period 2026-03-31
ProShares Trust II
filed 2026-05-08
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No
As of May 7, 2026, the registrant
had 294,965,796 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,940,141 and $59,898,070, respectively)	$34,940,093	$59,907,798
Affiliated investments (cost $60,024,000 and $–, respectively)	60,042,000	—
Cash	29,866,506	87,603,058
Segregated cash balances with brokers for futures contracts	57,509,556	93,632,448
Receivable on open futures contracts	6,541,539	1,909,294
Receivable for dividends from affiliates	41,002	—
Interest receivable	175,081	340,241

Total assets	189,115,777	243,392,839

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,002,982	851,049
Brokerage commissions and futures account fees payable	4,372	6,400
Payable to Sponsor	139,200	184,353

Total liabilities	5,146,554	1,041,802

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	183,969,223	242,351,037

Total liabilities and shareholders’ equity	$189,115,777	$243,392,839

Shares outstanding	4,018,614	4,368,614

Net asset value per share	$45.78	$55.48

Market value per share (Note 2)	$45.80	$55.38

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$20,000,000	$19,983,956
3.721% due 04/30/26	15,000,000	14,956,137

Total short-term U.S. government and agency obligations (cost $34,940,141)		$34,940,093

	Shares
Affiliated Investments
Exchange Traded Fund
(33% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $60,024,000)	600,000	60,042,000

Total Investments in Securities (cost $94,964,141)		$94,982,093

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2026	1,763	$44,114,491	$(3,180,824)
VIX Futures - Cboe, expires May 2026	1,955	47,725,460	(119,851)

			$(3,300,675)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,222,045	$2,155,917
Dividends from affiliates (Note 5)	207,569	—

Total income	1,429,614	2,155,917

Expenses
Management fee	489,767	555,389
Brokerage commissions	99,968	127,212
Futures accounts fees	13,858	25,697

Total expenses	603,593	708,298

Net investment income (loss)	826,021	1,447,619

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(18,705,613)	(17,636,853)
Affiliated investments	5,000	—
Payment from affiliate (Note 5)	10,202	—

Net realized gain (loss)	(18,690,411)	(17,636,853)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(19,000,272)	(235,275)
Short-term U.S. government and agency obligations	(9,776)	(7,663)
Affiliated investments	18,000	—

Change in net unrealized appreciation (depreciation)	(18,992,048)	(242,938)

Net realized and unrealized gain (loss)	(37,682,459)	(17,879,791)

Net income (loss)	$(36,856,438)	$(16,432,172)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$242,351,037	$266,090,233

Addition of 500,000 and 2,250,000 shares, respectively	23,792,592	106,382,989
Redemption of 850,000 and 2,500,000 shares, respectively	(45,317,968)	(123,933,194)

Net addition (redemption) of (350,000) and (250,000) shares, respectively	(21,525,376)	(17,550,205)

Net investment income (loss)	826,021	1,447,619
Net realized gain (loss)	(18,690,411)	(17,636,853)
Change in net unrealized appreciation (depreciation)	(18,992,048)	(242,938)

Net income (loss)	(36,856,438)	(16,432,172)

Shareholders’ equity, end of period	$183,969,223	$232,107,856

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(36,856,438)	$(16,432,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(109,585,263)	(253,581,889)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	135,000,000	190,000,000
Cost of affiliated investments purchased	(70,028,000)	—
Proceeds from affiliated investments sold	10,009,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(456,808)	(870,531)
Net realized (gain) loss on investments	(5,000)	—
Change in unrealized (appreciation) depreciation on investments	(8,224)	7,663
Decrease (Increase) in receivable on open futures contracts	(4,632,245)	(500,216)
Decrease (Increase) in receivable for dividends from affiliates	(41,002)	—
Decrease (Increase) in interest receivable	165,160	(30,416)
Increase (Decrease) in payable to Sponsor	(45,153)	(24,674)
Increase (Decrease) in brokerage commissions and futures account fees payable	(2,028)	(469)
Increase (Decrease) in payable on open futures contracts	4,151,933	(1,011,830)

Net cash provided by (used in) operating activities	(72,334,068)	(82,444,534)

Cash flow from financing activities
Proceeds from addition of shares	23,792,592	106,382,989
Payment on shares redeemed	(45,317,968)	(123,933,194)

Net cash provided by (used in) financing activities	(21,525,376)	(17,550,205)

Net increase (decrease) in cash	(93,859,444)	(99,994,739)
Cash, beginning of period	181,235,506	241,154,040

Cash, end of period	$87,376,062	$141,159,301

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $209,066,935 and $149,544,793, respectively)	$209,070,202	$149,575,489
Affiliated investments (cost $230,177,660 and $–, respectively)	230,138,000	—
Cash	65,991,509	101,024,953
Segregated cash balances with brokers for futures contracts	78,549,707	38,125,720
Segregated cash balances with brokers for swap agreements	—	109,128,769
Unrealized appreciation on swap agreements	45,264,234	—
Receivable on open futures contracts	16,472,364	602,246
Receivable for dividends from affiliates	170,842	—
Interest receivable	335,867	368,065

Total assets	645,992,725	398,825,242

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,394,977	2,895,283
Payable on open futures contracts	16,026,937	1,426,673
Payable to Sponsor	483,652	314,178
Unrealized depreciation on swap agreements	7,188,612	11,151,121

Total liabilities	43,094,178	15,787,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	602,898,547	383,037,987

Total liabilities and shareholders’ equity	$645,992,725	$398,825,242

Shares outstanding	15,543,096	19,843,096

Net asset value per share	$38.79	$19.30

Market value per share (Note 2)	$39.30	$19.32

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26 †	$20,000,000	$19,983,956
3.806% due 04/16/26 †	50,000,000	49,924,165
3.806% due 05/05/26 †	50,000,000	49,829,055
3.832% due 05/07/26 †	20,000,000	19,927,200
3.698% due 06/25/26 †	70,000,000	69,405,826

Total short-term U.S. government and agency obligations (cost $209,066,935)		$209,070,202

	Shares
Affiliated Investments
Exchange Traded Fund
(38% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $230,177,660)	2,300,000	230,138,000

Total Investments in Securities (cost $439,244,595)		$439,208,202

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2026	1,824	$169,923,840	$45,444,474
WTI Crude Oil - NYMEX, expires December 2026	1,920	139,142,400	15,743,198
WTI Crude Oil - Need Exch, expires June 2027	2,013	140,285,970	9,778,548

			$70,966,220

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	04/06/26	$67,778,389	$(3,756,664)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/26	294,117,187	21,935,669
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	04/06/26	89,348,858	6,663,762
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	04/06/26	223,254,814	16,664,803
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	04/06/26	81,724,115	(3,431,948)

				$38,075,622

Total Unrealized Appreciation				$45,264,234

Total Unrealized Depreciation				$(7,188,612)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,918,502	$3,505,104
Dividends from affiliates (Note 5)	688,820	—

Total income	2,607,322	3,505,104

Expenses
Management fee	1,118,708	964,913
Brokerage commissions	110,199	46,568

Total expenses	1,228,907	1,011,481

Net investment income (loss)	1,378,415	2,493,623

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	40,149,665	11,158,728
Swap agreements	182,842,525	4,358,133
Affiliated investments	(16,800)	—
Payment from affiliate (Note 5)	29,086	—

Net realized gain (loss)	223,004,476	15,516,861

Change in net unrealized appreciation (depreciation) on
Futures contracts	74,655,327	1,014,203
Swap agreements	49,226,743	(1,449,698)
Short-term U.S. government and agency obligations	(27,429)	(28,855)
Affiliated investments	(39,660)	—

Change in net unrealized appreciation (depreciation)	123,814,981	(464,350)

Net realized and unrealized gain (loss)	346,819,457	15,052,511

Net income (loss)	$348,197,872	$17,546,134

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$383,037,987	$523,420,064

Addition of 15,350,000 and 5,700,000 shares, respectively	519,928,114	145,515,138
Redemption of 19,650,000 and 8,800,000 shares, respectively	(648,265,426)	(254,017,509)

Net addition (redemption) of (4,300,000) and (3,100,000) shares, respectively	(128,337,312)	(108,502,371)

Net investment income (loss)	1,378,415	2,493,623
Net realized gain (loss)	223,004,476	15,516,861
Change in net unrealized appreciation (depreciation)	123,814,981	(464,350)

Net income (loss)	348,197,872	17,546,134

Shareholders’ equity, end of period	$602,898,547	$432,463,827

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$348,197,872	$17,546,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(258,572,840)	(522,138,550)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	200,000,000	435,000,000
Cost of affiliated investments purchased	(250,204,460)	—
Proceeds from affiliated investments sold	20,010,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(949,302)	(2,005,913)
Net realized (gain) loss on investments	16,800	—
Change in unrealized (appreciation) depreciation on investments	(49,159,654)	1,478,553
Decrease (Increase) in receivable on open futures contracts	(15,870,118)	(2,822,327)
Decrease (Increase) in receivable for dividends from affiliates	(170,842)	—
Decrease (Increase) in interest receivable	32,198	172,688
Increase (Decrease) in payable to Sponsor	169,474	(100,900)
Increase (Decrease) in payable on open futures contracts	14,600,264	(70,422)

Net cash provided by (used in) operating activities	8,099,392	(72,940,737)

Cash flow from financing activities
Proceeds from addition of shares	519,928,114	145,515,138
Payment on shares redeemed	(631,765,732)	(251,340,864)

Net cash provided by (used in) financing activities	(111,837,618)	(105,825,726)

Net increase (decrease) in cash	(103,738,226)	(178,766,463)
Cash, beginning of period	248,279,442	385,855,334

Cash, end of period	$144,541,216	$207,088,871

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $79,900,229 and $234,217,281, respectively)	$79,900,099	$234,273,034
Affiliated investments (cost $140,103,500 and $–, respectively)	140,084,000	—
Cash	12,277,896	141,320,716
Segregated cash balances with brokers for futures contracts	158,971,864	199,013,298
Receivable from capital shares sold	801,426	28,186,350
Receivable on open futures contracts	8,629,404	—
Receivable for dividends from affiliates	95,672	—
Interest receivable	441,234	581,253

Total assets	401,201,595	603,374,651

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	21,638,513	—
Payable on open futures contracts	583,704	67,963,288
Brokerage commissions and futures account fees payable	14,762	14,860
Payable to Sponsor	335,922	417,836

Total liabilities	22,572,901	68,395,984

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	378,628,694	534,978,667

Total liabilities and shareholders’ equity	$401,201,595	$603,374,651

Shares outstanding	23,623,047	23,723,047

Net asset value per share	$16.03	$22.55

Market value per share (Note 2)	$16.12	$22.90

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
( 21 % of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$30,000,000	$29,975,934
3.806% due 04/16/26	50,000,000	49,924,165

Total short-term U.S. government and agency obligations (cost $79,900,229)		$79,900,099

	Shares
Affiliated Investments
Exchange Traded Fund
(37% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $140,103,500)	1,400,000	140,084,000

Total Investments in Securities (cost $220,003,729)		$219,984,099

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2026	26,254	$757,165,360	$(26,247,510)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$2,773,682	$2,901,053
Dividends from affiliates (Note 5)	433,333	—

Total income	3,207,015	2,901,053

Expenses
Management fee	1,043,751	703,053
Brokerage commissions	412,561	282,155
Futures accounts fees	47,215	98,538

Total expenses	1,503,527	1,083,746

Net investment income (loss)	1,703,488	1,817,307

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	72,377,815	222,605,228
Short-term U.S. government and agency obligations	9,528	—
Payment from affiliate (Note 5)	18,760	—

Net realized gain (loss)	72,406,103	222,605,228

Change in net unrealized appreciation (depreciation) on
Futures contracts	105,849,362	(42,112,222)
Short-term U.S. government and agency obligations	(55,883)	(26,671)
Affiliated investments	(19,500)	—

Change in net unrealized appreciation (depreciation)	105,773,979	(42,138,893)

Net realized and unrealized gain (loss)	178,180,082	180,466,335

Net income (loss)	$179,883,570	$182,283,642

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$534,978,667	$396,081,499

Addition of 53,500,000 and 5,300,000 shares, respectively	942,689,519	339,318,516
Redemption of 53,600,000 and 9,800,000 shares, respectively	(1,278,923,062)	(685,446,154)

Net addition (redemption) of (100,000) and (4,500,000) shares, respectively	(336,233,543)	(346,127,638)

Net investment income (loss)	1,703,488	1,817,307
Net realized gain (loss)	72,406,103	222,605,228
Change in net unrealized appreciation (depreciation)	105,773,979	(42,138,893)

Net income (loss)	179,883,570	182,283,642

Shareholders’ equity, end of period	$378,628,694	$232,237,503

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$179,883,570	$182,283,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(174,300,461)	(343,123,466)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	329,617,287	345,000,000
Cost of affiliated investments purchased	(140,103,500)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(990,246)	(1,347,138)
Net realized (gain) loss on investments	(9,528)	—
Change in unrealized (appreciation) depreciation on investments	75,383	26,671
Decrease (Increase) in receivable on open futures contracts	(8,629,404)	(4,539,416)
Decrease (Increase) in receivable for dividends from affiliates	(95,672)	—
Decrease (Increase) in interest receivable	140,019	347,353
Increase (Decrease) in payable to Sponsor	(81,914)	(202,663)
Increase (Decrease) in brokerage commissions and futures account fees payable	(98)	(10,861)
Increase (Decrease) in payable on open futures contracts	(67,379,584)	(36,494,088)

Net cash provided by (used in) operating activities	118,125,852	141,940,034

Cash flow from financing activities
Proceeds from addition of shares	970,074,443	346,020,820
Payment on shares redeemed	(1,257,284,549)	(685,446,154)

Net cash provided by (used in) financing activities	(287,210,106)	(339,425,334)

Net increase (decrease) in cash	(169,084,254)	(197,485,300)
Cash, beginning of period	340,334,014	323,011,189

Cash, end of period	$171,249,760	$125,525,889

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Cash	$5,657,264	$5,185,710
Segregated cash balances with brokers for foreign currency forward contracts	726,667	666,667
Unrealized appreciation on foreign currency forward contracts	—	62,719
Interest receivable	16,618	15,545

Total assets	6,400,549	5,930,641

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	5,136	4,756
Unrealized depreciation on foreign currency forward contracts	47,848	29

Total liabilities	52,984	4,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,347,565	5,925,856

Total liabilities and shareholders’ equity	$6,400,549	$5,930,641

Shares outstanding	500,000	450,000

Net asset value per share	$12.70	$13.17

Market value per share (Note 2)	$12.72	$13.16

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)
Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/10/26	5,925,921	$6,852,958	$(22,414)
Euro with UBS AG	04/10/26	5,397,502	6,241,874	(23,111)

Total Unrealized Depreciation				$(45,525)

Contracts to Sell
Euro with Goldman Sachs International	04/10/26	(231,000)	$(267,137)	$(1,454)
Euro with UBS AG	04/10/26	(120,000)	(138,772)	(869)

Total Unrealized Depreciation				$(2,323)

^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$46,841	$45,472

Total income	46,841	45,472

Expenses
Management fee	14,809	11,812

Total expenses	14,809	11,812

Net investment income (loss)	32,032	33,660

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(179,642)	160,517

Net realized gain (loss)	(179,642)	160,517

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(110,538)	194,877

Change in net unrealized appreciation (depreciation)	(110,538)	194,877

Net realized and unrealized gain (loss)	(290,180)	355,394

Net income (loss)	$(258,148)	$389,054

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$5,925,856	$5,751,156

Addition of 50,000 and – shares, respectively	679,857	—
Redemption of – and 100,000 shares, respectively	—	(1,028,737)

Net addition (redemption) of 50,000 and (100,000) shares, respectively	679,857	(1,028,737)

Net investment income (loss)	32,032	33,660
Net realized gain (loss)	(179,642)	160,517
Change in net unrealized appreciation (depreciation)	(110,538)	194,877

Net income (loss)	(258,148)	389,054

Shareholders’ equity, end of period	$6,347,565	$5,111,473

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(258,148)	$389,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (appreciation) depreciation on investments	110,538	(194,877)
Decrease (Increase) in interest receivable	(1,073)	4,009
Increase (Decrease) in payable to Sponsor	380	(633)

Net cash provided by (used in) operating activities	(148,303)	197,553

Cash flow from financing activities
Proceeds from addition of shares	679,857	—
Payment on shares redeemed	—	(1,028,737)

Net cash provided by (used in) financing activities	679,857	(1,028,737)

Net increase (decrease) in cash	531,554	(831,184)
Cash, beginning of period	5,852,377	5,903,547

Cash, end of period	$6,383,931	$5,072,363

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $439,384,498 and $548,601,553, respectively)	$439,383,527	$548,706,159
Affiliated investments (cost $340,136,000 and $–, respectively)	340,238,000	—
Cash	159,143,584	379,927,481
Segregated cash balances with brokers for futures contracts	95,342,255	59,232,000
Segregated cash balances with brokers for swap agreements	—	18,097,800
Unrealized appreciation on swap agreements	20,532,095	28,676,455
Receivable on open futures contracts	20,441,430	—
Receivable for dividends from affiliates	232,346	—
Interest receivable	761,821	662,431

Total assets	1,076,075,058	1,035,302,326

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,085,032	5,589,989
Payable on open futures contracts	—	14,210,474
Payable to Sponsor	921,012	814,922
Unrealized depreciation on swap agreements	12,205,793	—

Total liabilities	22,211,837	20,615,385

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,053,863,221	1,014,686,941

Total liabilities and shareholders’ equity	$1,076,075,058	$1,035,302,326

Shares outstanding	17,400,000	18,150,000

Net asset value per share	$60.57	$55.91

Market value per share (Note 2)	$61.46	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(42% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$150,000,000	$149,879,670
3.806% due 04/16/26 †	250,000,000	249,620,825
3.721% due 04/30/26 †	40,000,000	39,883,032

Total short-term U.S. government and agency obligations (cost $439,384,498)		$439,383,527

	Shares
Affiliated Investments
Exchange Traded Fund
(32% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $340,136,000)	3,400,000	340,238,000

Total Investments in Securities (cost $779,520,498)		$779,621,527

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2026	2,226	$1,041,456,360	$(77,975,258)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/26	$599,822,238	$8,801,555
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	04/06/26	109,842,924	(12,205,793)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/26	355,972,374	11,730,540

				$8,326,302

Total Unrealized Appreciation				$20,532,095
Total Unrealized Depreciation				$(12,205,793)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$8,089,763	$3,738,547
Dividends from affiliates (Note 5)	1,432,237	—

Total income	9,522,000	3,738,547

Expenses
Management fee	2,929,923	863,544
Brokerage commissions	54,156	19,344

Total expenses	2,984,079	882,888

Net investment income (loss)	6,537,921	2,855,659

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	144,972,749	29,332,072
Swap agreements	83,721,741	29,096,514
Affiliated investments	86,550	—
Payment from affiliate (Note 5)	71,622	—

Net realized gain (loss)	228,852,662	58,428,586

Change in net unrealized appreciation (depreciation) on
Futures contracts	(115,273,537)	30,133,001
Swap agreements	(20,350,153)	25,913,603
Short-term U.S. government and agency obligations	(105,577)	(21,886)
Affiliated investments	102,000	—

Change in net unrealized appreciation (depreciation)	(135,627,267)	56,024,718

Net realized and unrealized gain (loss)	93,225,395	114,453,304

Net income (loss)	$99,763,316	$117,308,963

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$1,014,686,941	$289,709,332

Addition of 6,150,000 and 3,400,000 shares, respectively (Note 1)	404,597,108	96,700,763
Redemption of 6,900,000 and 800,000 shares, respectively (Note 1)	(465,184,144)	(23,099,633)

Net addition (redemption) of (750,000) and 2,600,000 shares, respectively (Note 1)	(60,587,036)	73,601,130

Net investment income (loss)	6,537,921	2,855,659
Net realized gain (loss)	228,852,662	58,428,586
Change in net unrealized appreciation (depreciation)	(135,627,267)	56,024,718

Net income (loss)	99,763,316	117,308,963

Shareholders’ equity, end of period	$1,053,863,221	$480,619,425

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$99,763,316	$117,308,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(986,620,839)	(616,446,985)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,100,000,000	445,000,000
Cost of affiliated investments purchased	(520,242,150)	—
Proceeds from affiliated investments sold	180,192,700	—
Net amortization and accretion on short-term U.S. government and agency obligations	(4,162,106)	(2,159,417)
Net realized (gain) loss on investments	(86,550)	—
Change in unrealized (appreciation) depreciation on investments	20,353,730	(25,891,717)
Decrease (Increase) in receivable on open futures contracts	(20,441,430)	(4,083,959)
Decrease (Increase) in receivable for dividends from affiliates	(232,346)	—
Decrease (Increase) in interest receivable	(99,390)	(233,766)
Increase (Decrease) in payable to Sponsor	106,090	94,477
Increase (Decrease) in payable on open futures contracts	(14,210,474)	—

Net cash provided by (used in) operating activities	(145,679,449)	(86,412,404)

Cash flow from financing activities
Proceeds from addition of shares	404,597,108	96,700,763
Payment on shares redeemed	(461,689,101)	(23,099,633)

Net cash provided by (used in) financing activities	(57,091,993)	73,601,130

Net increase (decrease) in cash	(202,771,442)	(12,811,274)
Cash, beginning of period	457,257,281	215,158,372

Cash, end of period	$254,485,839	$202,347,098

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,011,909,248 and $967,111,002, respectively)	$1,011,915,551	$967,310,974
Affiliated investments (cost $405,162,000 and $–, respectively)	405,283,500	—
Cash	147,081,845	803,492,250
Segregated cash balances with brokers for futures contracts	251,409,980	185,737,500
Unrealized appreciation on swap agreements	131,908,038	313,913,258
Receivable from capital shares sold	—	109,152,231
Receivable on open futures contracts	41,295,631	—
Receivable for dividends from affiliates	276,765	—
Interest receivable	1,031,538	1,543,277

Total assets	1,990,202,848	2,381,149,490

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	52,952,834	—
Payable on open futures contracts	—	142,327,483
Payable to Sponsor	1,630,501	1,536,740
Unrealized depreciation on swap agreements	82,673,890	—

Total liabilities	137,257,225	143,864,223

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,852,945,623	2,237,285,267

Total liabilities and shareholders’ equity	$1,990,202,848	$2,381,149,490

Shares outstanding	15,746,526	14,346,526

Net asset value per share	$117.67	$155.95

Market value per share (Note 2)	$119.51	$155.12

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(55% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26 †	$8,348,000	$8,341,303
3.806% due 04/16/26 †	79,180,000	79,059,908
3.726% due 04/28/26 †	200,000,000	199,454,740
3.806% due 05/05/26 †	200,000,000	199,316,220
3.832% due 05/07/26 †	130,000,000	129,526,800
3.698% due 06/25/26 †	200,000,000	198,302,360
3.677% due 07/14/26 †	200,000,000	197,914,220

Total short-term U.S. government and agency obligations (cost $1,011,909,248)		$1,011,915,551

	Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $405,162,000)	4,050,000	405,283,500

Total Investments in Securities (cost $1,417,071,248)		$1,417,199,051

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2026	3,654	$1,368,770,130	$(35,395,910)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/26	$1,016,244,234	$71,210,588
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	1.50	04/06/26	219,382,883	(55,814,650)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.80	04/06/26	213,204,683	(26,859,240)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	04/06/26	888,119,421	60,697,450

				$49,234,148

Total Unrealized Appreciation				$131,908,038

Total Unrealized Depreciation				$(82,673,890)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$14,569,223	$6,019,905
Dividends from affiliates (Note 5)	1,930,707	—

Total income	16,499,930	6,019,905

Expenses
Management fee	6,234,079	1,516,455
Brokerage commissions	107,448	46,556

Total expenses	6,341,527	1,563,011

Net investment income (loss)	10,158,403	4,456,894

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	173,095,352	23,172,336
Swap agreements	186,233,948	31,538,451
Short-term U.S. government and agency obligations	255	—
Affiliated investments	127,000	—
Payment from affiliate (Note 5)	98,485	—

Net realized gain (loss)	359,555,040	54,710,787

Change in net unrealized appreciation (depreciation) on
Futures contracts	(454,641,309)	58,771,511
Swap agreements	(264,679,110)	80,543,112
Short-term U.S. government and agency obligations	(193,669)	(37,152)
Affiliated investments	121,500	—

Change in net unrealized appreciation (depreciation)	(719,392,588)	139,277,471

Net realized and unrealized gain (loss)	(359,837,548)	193,988,258

Net income (loss)	$(349,679,145)	$198,445,152

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$2,237,285,267	$562,083,293

Addition of 12,150,000 and 4,850,000 shares, respectively	1,975,835,556	203,711,879
Redemption of 10,750,000 and 5,900,000 shares, respectively	(2,010,496,055)	(246,247,865)

Net addition (redemption) of 1,400,000 and (1,050,000) shares, respectively	(34,660,499)	(42,535,986)

Net investment income (loss)	10,158,403	4,456,894
Net realized gain (loss)	359,555,040	54,710,787
Change in net unrealized appreciation (depreciation)	(719,392,588)	139,277,471

Net income (loss)	(349,679,145)	198,445,152

Shareholders’ equity, end of period	$1,852,945,623	$717,992,459

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(349,679,145)	$198,445,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,598,467,892)	(944,854,868)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,562,212,049	735,000,000
Cost of affiliated investments purchased	(800,407,000)	—
Proceeds from affiliated investments sold	395,372,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(8,542,148)	(3,409,959)
Net realized (gain) loss on investments	(127,255)	—
Change in unrealized (appreciation) depreciation on investments	264,751,279	(80,505,960)
Decrease (Increase) in securities sold receivable	—	(18,161,000)
Decrease (Increase) in receivable on open futures contracts	(41,295,631)	(2,002,991)
Decrease (Increase) in receivable for dividends from affiliates	(276,765)	—
Decrease (Increase) in interest receivable	511,739	(203,863)
Increase (Decrease) in payable to Sponsor	93,761	45,651
Increase (Decrease) in payable on open futures contracts	(142,327,483)	(695,048)

Net cash provided by (used in) operating activities	(718,182,491)	(116,342,886)

Cash flow from financing activities
Proceeds from addition of shares	2,084,987,787	203,711,879
Payment on shares redeemed	(1,957,543,221)	(218,802,499)

Net cash provided by (used in) financing activities	127,444,566	(15,090,620)

Net increase (decrease) in cash	(590,737,925)	(131,433,506)
Cash, beginning of period	989,229,750	491,827,274

Cash, end of period	$398,491,825	$360,393,768

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $99,753,597, respectively)	$—	$99,775,566
Affiliated investments (cost $105,058,700 and $–, respectively)	105,073,500	—
Cash	68,790,872	20,831,598
Segregated cash balances with brokers for futures contracts	153,697,873	272,061,021
Receivable from capital shares sold	5,221,211	—
Receivable on open futures contracts	2,492,569	17,868,535
Receivable for dividends from affiliates	71,754	—
Interest receivable	480,275	633,386

Total assets	335,828,054	411,170,106

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,584,487
Payable on open futures contracts	40,276,987	6,790,097
Brokerage commissions and futures account fees payable	15,742	39,021
Payable to Sponsor	260,070	350,365

Total liabilities	40,552,799	10,763,970

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	295,275,255	400,406,136

Total liabilities and shareholders’ equity	$335,828,054	$411,170,106

Shares outstanding	5,667,347	11,167,347

Net asset value per share	$52.10	$35.86

Market value per share (Note 2)	$52.30	$35.93

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Shares	Value
Affiliated Investments
Exchange Traded Fund
(36% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $105,058,700)	1,050,000	105,073,500

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2026	8,499	$212,665,378	$24,903,425
VIX Futures - Cboe, expires May 2026	9,441	230,473,692	(932,019)

			$23,971,406

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,975,585	$2,887,526
Dividends from affiliates (Note 5)	338,001	—

Total income	2,313,586	2,887,526

Expenses
Management fee	853,358	836,310
Brokerage commissions	638,333	887,712
Futures accounts fees	69,165	86,907

Total expenses	1,560,856	1,810,929

Net investment income (loss)	752,730	1,076,597

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	75,997,360	99,921,457
Short-term U.S. government and agency obligations	52	(70)
Affiliated investments	12,000	—
Payment from affiliate (Note 5)	16,311	—

Net realized gain (loss)	76,025,723	99,921,387

Change in net unrealized appreciation (depreciation) on
Futures contracts	80,046,568	19,641,080
Short-term U.S. government and agency obligations	(21,969)	(7,719)
Affiliated investments	14,800	—

Change in net unrealized appreciation (depreciation)	80,039,399	19,633,361

Net realized and unrealized gain (loss)	156,065,122	119,554,748

Net income (loss)	$156,817,852	$120,631,345

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$400,406,136	$284,452,060

Addition of 10,600,000 and 9,070,000 shares, respectively (Note 1)	428,547,990	881,018,888
Redemption of 16,100,000 and 9,050,000 shares, respectively (Note 1)	(690,496,723)	(962,720,350)

Net addition (redemption) of (5,500,000) and 20,000 shares, respectively (Note 1)	(261,948,733)	(81,701,462)

Net investment income (loss)	752,730	1,076,597
Net realized gain (loss)	76,025,723	99,921,387
Change in net unrealized appreciation (depreciation)	80,039,399	19,633,361

Net income (loss)	156,817,852	120,631,345

Shareholders’ equity, end of period	$295,275,255	$323,381,943

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$156,817,852	$120,631,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(34,889,457)	(218,972,961)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	134,979,905	194,910,250
Cost of affiliated investments purchased	(155,097,500)	—
Proceeds from affiliated investments sold	50,050,800	—
Net amortization and accretion on short-term U.S. government and agency obligations	(336,799)	(809,335)
Net realized (gain) loss on investments	(12,052)	70
Change in unrealized (appreciation) depreciation on investments	7,169	7,719
Decrease (Increase) in receivable on open futures contracts	15,375,966	(45,900,051)
Decrease (Increase) in receivable for dividends from affiliates	(71,754)	—
Decrease (Increase) in interest receivable	153,111	326,094
Increase (Decrease) in payable to Sponsor	(90,295)	(60,095)
Increase (Decrease) in brokerage commissions and futures account fees payable	(23,279)	(5,582)
Increase (Decrease) in payable on open futures contracts	33,486,890	428,787

Net cash provided by (used in) operating activities	200,350,557	50,556,241

Cash flow from financing activities
Proceeds from addition of shares	423,326,779	881,018,888
Payment on shares redeemed	(694,081,210)	(868,967,930)

Net cash provided by (used in) financing activities	(270,754,431)	12,050,958

Net increase (decrease) in cash	(70,403,874)	62,607,199
Cash, beginning of period	292,892,619	250,621,829

Cash, end of period	$222,488,745	$313,229,028

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $14,956,258 and $–, respectively)	$14,956,137	$—
Affiliated investments (cost $16,006,400 and $–, respectively)	16,011,200	—
Cash	14,260,012	43,846,101
Segregated cash balances with brokers for foreign currency forward contracts	—	5,912,013
Unrealized appreciation on foreign currency forward contracts	—	1,161
Receivable for dividends from affiliates	10,934	—
Interest receivable	66,002	128,447

Total assets	45,304,285	49,887,722

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	35,250	38,563
Unrealized depreciation on foreign currency forward contracts	253,791	1,183,809

Total liabilities	289,041	1,222,372

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,015,244	48,665,350

Total liabilities and shareholders’ equity	$45,304,285	$49,887,722

Shares outstanding	2,449,970	2,549,970

Net asset value per share	$18.37	$19.08

Market value per share (Note 2)	$18.38	$19.06

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.721 % due 04/30/26 †	$15,000,000	$14,956,137

Total short-term U.S. government and agency obligations (cost $14,956,258)		$14,956,137

	Shares
Affiliated Investments
Exchange Traded Fund
(36% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $16,006,400)	160,000	16,011,200

Total Investments in Securities (cost $30,962,658)		$30,967,337

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/10/26	8,167,890,056	$51,517,104	$(102,053)
Yen with UBS AG	04/10/26	7,172,220,856	45,237,149	(116,856)

Total Unrealized Depreciation				$(218,909)

Contracts to Sell
Yen with Goldman Sachs International	04/10/26	(217,500,000)	$(1,371,832)	$(2,972)
Yen with UBS AG	04/10/26	(857,295,000)	(5,407,193)	(31,910)

Total Unrealized Depreciation				$(34,882)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$300,576	$528,121
Dividends from affiliates (Note 5)	53,497	—

Total income	354,073	528,121

Expenses
Management fee	112,303	137,014

Total expenses	112,303	137,014

Net investment income (loss)	241,770	391,107

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,920,760)	1,642,642
Payment from affiliate (Note 5)	2,567	—

Net realized gain (loss)	(2,918,193)	1,642,642

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	928,857	2,667,939
Short-term U.S. government and agency obligations	(121)	—
Affiliated investments	4,800	—

Change in net unrealized appreciation (depreciation)	933,536	2,667,939

Net realized and unrealized gain (loss)	(1,984,657)	4,310,581

Net income (loss)	$(1,742,887)	$4,701,688

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$48,665,350	$44,505,646

Addition of 150,000 and 900,000 shares, respectively	2,802,959	18,743,712
Redemption of 250,000 and 300,000 shares, respectively	(4,710,178)	(6,623,703)

Net addition (redemption) of (100,000) and 600,000 shares, respectively	(1,907,219)	12,120,009

Net investment income (loss)	241,770	391,107
Net realized gain (loss)	(2,918,193)	1,642,642
Change in net unrealized appreciation (depreciation)	933,536	2,667,939

Net income (loss)	(1,742,887)	4,701,688

Shareholders’ equity, end of period	$45,015,244	$61,327,343

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,742,887)	$4,701,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(14,944,192)	—
Cost of affiliated investments purchased	(16,006,400)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(12,066)	—
Change in unrealized (appreciation) depreciation on investments	(933,536)	(2,667,939)
Decrease (Increase) in receivable for dividends from affiliates	(10,934)	—
Decrease (Increase) in interest receivable	62,445	(52,012)
Increase (Decrease) in payable to Sponsor	(3,313)	14,711

Net cash provided by (used in) operating activities	(33,590,883)	1,996,448

Cash flow from financing activities
Proceeds from addition of shares	2,802,959	18,743,712
Payment on shares redeemed	(4,710,178)	(6,623,703)

Net cash provided by (used in) financing activities	(1,907,219)	12,120,009

Net increase (decrease) in cash	(35,498,102)	14,116,457
Cash, beginning of period	49,758,114	48,608,105

Cash, end of period	$14,260,012	$62,724,562

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $219,470,871 and $44,906,073, respectively)	$219,469,491	$44,913,599
Affiliated investments (cost $290,317,420 and $–, respectively)	290,174,000	—
Cash	105,949,020	19,951,883
Segregated cash balances with brokers for futures contracts	333,583,771	22,519,576
Receivable from capital shares sold	21,083,716	981,948
Receivable on open futures contracts	41,010,813	1,186,923
Receivable for dividends from affiliates	198,177	—
Interest receivable	479,233	124,609

Total assets	1,011,948,221	89,678,538

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,108,372	—
Payable on open futures contracts	20,140,977	139,029
Payable to Sponsor	442,131	73,119

Total liabilities	22,691,480	212,148

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	989,256,741	89,466,390

Total liabilities and shareholders’ equity	$1,011,948,221	$89,678,538

Shares outstanding	117,305,220	4,555,220

Net asset value per share	$8.43	$19.64

Market value per share (Note 2)	$8.32	$19.61

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$20,000,000	$19,983,956
3.806% due 04/16/26	50,000,000	49,924,165
3.721% due 04/30/26	150,000,000	149,561,370

Total short-term U.S. government and agency obligations (cost $219,470,871)		$219,469,491

	Shares
Affiliated Investments
Exchange Traded Fund
(29% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $290,317,420)	2,900,000	290,174,000

Total Investments in Securities (cost $509,788,291)		$509,643,491

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires June 2026	7,918	$737,640,880	$(45,303,696)
WTI Crude Oil - NYMEX, expires December 2026	8,606	623,676,820	3,486,646
WTI Crude Oil - NYMEX, expires June 2027	8,853	616,965,570	(3,029,347)

			$(44,846,397)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

F-
43

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,331,795	$1,934,823
Dividends from affiliates (Note 5)	681,432	—

Total income	2,013,227	1,934,823

Expenses
Management fee	638,171	481,324
Brokerage commissions	119,426	60,776

Total expenses	757,597	542,100

Net investment income (loss)	1,255,630	1,392,723

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(96,860,657)	8,933,899
Short-term U.S. government and agency obligations	(2)	—
Payment from affiliate (Note 5)	24,479	—

Net realized gain (loss)	(96,836,180)	8,933,899

Change in net unrealized appreciation (depreciation) on
Futures contracts	(56,871,515)	3,484,827
Short-term U.S. government and agency obligations	(8,906)	(277)
Affiliated investments	(143,420)	—

Change in net unrealized appreciation (depreciation)	(57,023,841)	3,484,550

Net realized and unrealized gain (loss)	(153,860,021)	12,418,449

Net income (loss)	$(152,604,391)	$13,811,172

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$89,466,390	$121,997,334

Addition of 135,500,000 and 10,100,000 shares, respectively	1,279,853,061	157,754,091
Redemption of 22,750,000 and 6,600,000 shares, respectively	(227,458,319)	(114,377,370)

Net addition (redemption) of 112,750,000 and 3,500,000 shares, respectively	1,052,394,742	43,376,721

Net investment income (loss)	1,255,630	1,392,723
Net realized gain (loss)	(96,836,180)	8,933,899
Change in net unrealized appreciation (depreciation)	(57,023,841)	3,484,550

Net income (loss)	(152,604,391)	13,811,172

Shareholders’ equity, end of period	$989,256,741	$179,185,227

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(152,604,391)	$13,811,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(244,073,368)	(228,753,456)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	70,000,000	170,000,000
Cost of affiliated investments purchased	(290,317,420)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(491,432)	(812,287)
Net realized (gain) loss on investments	2	—
Change in unrealized (appreciation) depreciation on investments	152,326	277
Decrease (Increase) in receivable on open futures contracts	(39,823,890)	—
Decrease (Increase) in receivable for dividends from affiliates	(198,177)	—
Decrease (Increase) in interest receivable	(354,624)	(27,055)
Increase (Decrease) in payable to Sponsor	369,012	64,816
Increase (Decrease) in payable on open futures contracts	20,001,948	5,216,738

Net cash provided by (used in) operating activities	(637,340,014)	(40,499,795)

Cash flow from financing activities
Proceeds from addition of shares	1,259,751,293	156,955,892
Payment on shares redeemed	(225,349,947)	(114,377,370)

Net cash provided by (used in) financing activities	1,034,401,346	42,578,522

Net increase (decrease) in cash	397,061,332	2,078,727
Cash, beginning of period	42,471,459	120,735,111

Cash, end of period	$439,532,791	$122,813,838

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $39,946,662 and $69,807,867, respectively)	$39,946,692	$69,821,093
Affiliated investments (cost $80,032,000 and $–, respectively)	80,048,000	—
Cash	14,370,871	24,344,867
Segregated cash balances with brokers for futures contracts	72,274,989	49,604,357
Receivable on open futures contracts	307,616	15,938,672
Receivable for dividends from affiliates	54,670	—
Interest receivable	236,003	201,070

Total assets	207,238,841	159,910,059

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	14,316,465
Payable on open futures contracts	208,357	1,060,496
Brokerage commissions and futures account fees payable	6,621	6,012
Payable to Sponsor	195,355	149,995

Total liabilities	410,333	15,532,968

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	206,828,508	144,377,091

Total liabilities and shareholders’ equity	$207,238,841	$159,910,059

Shares outstanding	9,483,712	4,033,712

Net asset value per share	$21.81	$35.79

Market value per share (Note 2)	$21.71	$35.27

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$30,000,000	$29,975,934
3.721% due 04/30/26	10,000,000	9,970,758

Total short-term U.S. government and agency obligations (cost $39,946,662)		$39,946,692

	Shares
Affiliated Investments
Exchange Traded Fund
(39% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $80,032,000)	800,000	80,048,000

Total Investments in Securities (cost $119,978,662)		$119,994,692

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires May 2026	14,345	$413,709,800	$42,050,151

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,812,716	$4,443,450
Dividends from affiliates (Note 5)	301,047	—

Total income	2,113,763	4,443,450

Expenses
Management fee	717,122	1,087,219
Brokerage commissions	515,434	504,500
Futures accounts fees	28,465	46,040

Total expenses	1,261,021	1,637,759

Net investment income (loss)	852,742	2,805,691

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	179,842,431	(221,827,712)
Short-term U.S. government and agency obligations	1,718	—
Affiliated investments	24,500	—
Payment from affiliate (Note 5)	15,756	—

Net realized gain (loss)	179,884,405	(221,827,712)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(11,893,386)	(14,596,235)
Short-term U.S. government and agency obligations	(13,196)	(1,802)
Affiliated investments	16,000	—

Change in net unrealized appreciation (depreciation)	(11,890,582)	(14,598,037)

Net realized and unrealized gain (loss)	167,993,823	(236,425,749)

Net income (loss)	$168,846,565	$(233,620,058)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$144,377,091	$260,940,143

Addition of 65,100,000 and 47,000,000 shares, respectively	1,214,566,289	1,166,645,827
Redemption of 59,650,000 and 23,850,000 shares, respectively	(1,320,961,437)	(620,112,444)

Net addition (redemption) of 5,450,000 and 23,150,000 shares, respectively	(106,395,148)	546,533,383

Net investment income (loss)	852,742	2,805,691
Net realized gain (loss)	179,884,405	(221,827,712)
Change in net unrealized appreciation (depreciation)	(11,890,582)	(14,598,037)

Net income (loss)	168,846,565	(233,620,058)

Shareholders’ equity, end of period	$206,828,508	$573,853,468

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$168,846,565	$(233,620,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(59,756,285)	(646,107,653)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	89,940,588	300,000,000
Cost of affiliated investments purchased	(140,056,000)	—
Proceeds from affiliated investments sold	60,048,500	—
Net amortization and accretion on short-term U.S. government and agency obligations	(321,380)	(1,928,077)
Net realized (gain) loss on investments	(26,218)	—
Change in unrealized (appreciation) depreciation on investments	(2,804)	1,802
Decrease (Increase) in receivable on open futures contracts	15,631,056	15,274,355
Decrease (Increase) in receivable for dividends from affiliates	(54,670)	—
Decrease (Increase) in interest receivable	(34,933)	(618,155)
Increase (Decrease) in payable to Sponsor	45,360	389,680
Increase (Decrease) in brokerage commissions and futures account fees payable	609	9,218
Increase (Decrease) in payable on open futures contracts	(852,139)	12,344,043

Net cash provided by (used in) operating activities	133,408,249	(554,254,845)

Cash flow from financing activities
Proceeds from addition of shares	1,214,566,289	1,166,645,827
Payment on shares redeemed	(1,335,277,902)	(637,556,171)

Net cash provided by (used in) financing activities	(120,711,613)	529,089,656

Net increase (decrease) in cash	12,696,636	(25,165,189)
Cash, beginning of period	73,949,224	258,891,257

Cash, end of period	$86,645,860	$233,726,068

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,970,839 and $–, respectively)	$9,970,758	$—
Affiliated investments (cost $10,004,000 and $–, respectively)	10,007,000	—
Cash	16,762,548	31,282,858
Segregated cash balances with brokers for foreign currency forward contracts	—	4,541,088
Unrealized appreciation on foreign currency forward contracts	216,494	7,632
Receivable for dividends from affiliates	6,834	—
Interest receivable	58,147	95,777

Total assets	37,021,781	35,927,355

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	28,098	28,744
Unrealized depreciation on foreign currency forward contracts	5,991	400,006

Total liabilities	34,089	428,750

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	36,987,692	35,498,605

Total liabilities and shareholders’ equity	$37,021,781	$35,927,355

Shares outstanding	1,250,000	1,250,000

Net asset value per share	$29.59	$28.40

Market value per share (Note 2)	$29.60	$28.33

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.721% due 04/30/26 †	$10,000,000	$9,970,758

Total short-term U.S. government and agency obligations (cost $9,970,839)		$9,970,758

	Shares
Affiliated Investments
Exchange Traded Fund
(27% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $10,004,000)	100,000	10,007,000

Total Investments in Securities (cost $19,974,839)		$19,977,758

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	04/10/26	918,000	$1,061,610	$(5,394)
Euro with UBS AG	04/10/26	5,343,000	6,178,847	(597)

Total Unrealized Depreciation				$(5,991)

Contracts to Sell
Euro with Goldman Sachs International	04/10/26	(33,731,263)	$(39,008,101)	$79,586
Euro with UBS AG	04/10/26	(36,591,199)	(42,315,440)	136,908

Total Unrealized Appreciation				$216,494

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$220,113	$348,055
Dividends from affiliates (Note 5)	33,436	—

Total income	253,549	348,055

Expenses
Management fee	81,273	89,948

Total expenses	81,273	89,948

Net investment income (loss)	172,276	258,107

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	611,282	(1,630,953)
Payment from affiliate (Note 5)	1,604	—

Net realized gain (loss)	612,886	(1,630,953)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	602,877	(1,344,718)
Short-term U.S. government and agency obligations	(81)	—
Affiliated investments	3,000	—

Change in net unrealized appreciation (depreciation)	605,796	(1,344,718)

Net realized and unrealized gain (loss)	1,218,682	(2,975,671)

Net income (loss)	$1,390,958	$(2,717,564)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$35,498,605	$41,892,674

Addition of 100,000 and 50,000 shares, respectively	2,929,052	1,572,364
Redemption of 100,000 and 200,000 shares, respectively	(2,830,923)	(6,834,624)

Net addition (redemption) of – and (150,000) shares, respectively	98,129	(5,262,260)

Net investment income (loss)	172,276	258,107
Net realized gain (loss)	612,886	(1,630,953)
Change in net unrealized appreciation (depreciation)	605,796	(1,344,718)

Net income (loss)	1,390,958	(2,717,564)

Shareholders’ equity, end of period	$36,987,692	$33,912,850

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$1,390,958	$(2,717,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,962,794)	—
Cost of affiliated investments purchased	(10,004,000)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(8,045)	—
Change in unrealized (appreciation) depreciation on investments	(605,796)	1,344,718
Decrease (Increase) in receivable for dividends from affiliates	(6,834)	—
Decrease (Increase) in interest receivable	37,630	22,269
Increase (Decrease) in payable to Sponsor	(646)	(4,752)

Net cash provided by (used in) operating activities	(19,159,527)	(1,355,329)

Cash flow from financing activities
Proceeds from addition of shares	2,929,052	1,572,364
Payment on shares redeemed	(2,830,923)	(5,219,762)

Net cash provided by (used in) financing activities	98,129	(3,647,398)

Net increase (decrease) in cash	(19,061,398)	(5,002,727)
Cash, beginning of period	35,823,946	40,638,310

Cash, end of period	$16,762,548	$35,635,583

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $29,912,517 and $–, respectively)	$29,912,274	$—
Affiliated investments (cost $25,010,000 and $–, respectively)	25,017,500	—
Cash	52,833,191	66,655,665
Segregated cash balances with brokers for futures contracts	14,103,400	4,192,800
Segregated cash balances with brokers for swap agreements	—	12,948,365
Unrealized appreciation on swap agreements	1,139,795	—
Receivable on open futures contracts	—	155,440
Receivable for dividends from affiliates	17,084	—
Interest receivable	140,703	187,856

Total assets	123,163,947	84,140,126

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,131,219	37,235
Payable to Sponsor	77,421	59,481
Unrealized depreciation on swap agreements	1,384,131	2,568,196

Total liabilities	4,592,771	2,664,912

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	118,571,176	81,475,214

Total liabilities and shareholders’ equity	$123,163,947	$84,140,126

Shares outstanding	5,786,631	3,136,631

Net asset value per share	$20.49	$25.98

Market value per share (Note 2)	$20.18	$26.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.721% due 04/30/26 †	$30,000,000	$29,912,274

Total short-term U.S. government and agency obligations (cost $29,912,517)		$29,912,274

	Shares
Affiliated Investments
Exchange Traded Fund
(21% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $25,010,000)	250,000	25,017,500

Total Investments in Securities (cost $54,922,517)		$54,929,774

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires June 2026	327	$152,990,220	$10,096,681
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	04/06/26	$(57,944,054)	$(858,853)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	04/06/26	(10,289,004)	1,139,795
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	04/06/26	(15,914,276)	(525,278)
				$(244,336)

Total Unrealized Appreciation				$1,139,795)

Total Unrealized Depreciation				$(1,384,131)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$570,176	$212,707
Dividends from affiliates (Note 5)	83,590	—

Total income	653,766	212,707

Expenses
Management fee	223,987	57,780
Brokerage commissions	7,045	2,079

Total expenses	231,032	59,859

Net investment income (loss)	422,734	152,848

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,693,849)	(1,577,624)
Swap agreements	(9,345,188)	(1,864,980)
Affiliated investments	1,750	—
Payment from affiliate (Note 5)	4,134	—

Net realized gain (loss)	(15,033,153)	(3,442,604)

Change in net unrealized appreciation (depreciation) on
Futures contracts	10,951,728	(2,686,649)
Swap agreements	2,323,860	(1,639,067)
Short-term U.S. government and agency obligations	(243)	—
Affiliated investments	7,500	—

Change in net unrealized appreciation (depreciation)	13,282,845	(4,325,716)

Net realized and unrealized gain (loss)	(1,750,308)	(7,768,320)

Net income (loss)	$(1,327,574)	$(7,615,472)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$81,475,214	$16,624,428

Addition of 10,850,000 and 750,000 shares, respectively (Note 1)	201,485,695	42,014,455
Redemption of 8,200,000 and 100,000 shares, respectively (Note 1)	(163,062,159)	(5,900,476)

Net addition (redemption) of 2,650,000 and 650,000 shares, respectively (Note 1)	38,423,536	36,113,979

Net investment income (loss)	422,734	152,848
Net realized gain (loss)	(15,033,153)	(3,442,604)
Change in net unrealized appreciation (depreciation)	13,282,845	(4,325,716)

Net income (loss)	(1,327,574)	(7,615,472)

Shareholders’ equity, end of period	$118,571,176	$45,122,935

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,327,574)	$(7,615,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,888,383)	—
Cost of affiliated investments purchased	(30,012,000)	—
Proceeds from affiliated investments sold	5,003,750	—
Net amortization and accretion on short-term U.S. government and agency obligations	(24,134)	—
Net realized (gain) loss on investments	(1,750)	—
Change in unrealized (appreciation) depreciation on investments	(2,331,117)	1,639,067
Decrease (Increase) in receivable on open futures contracts	155,440	—
Decrease (Increase) in receivable for dividends from affiliates	(17,084)	—
Decrease (Increase) in interest receivable	47,153	(37,923)
Increase (Decrease) in payable to Sponsor	17,940	10,557
Increase (Decrease) in payable on open futures contracts	3,093,984	746,533

Net cash provided by (used in) operating activities	(55,283,775)	(5,257,238)

Cash flow from financing activities
Proceeds from addition of shares	201,485,695	39,470,173
Payment on shares redeemed	(163,062,159)	(5,900,476)

Net cash provided by (used in) financing activities	38,423,536	33,569,697

Net increase (decrease) in cash	(16,860,239)	28,312,459
Cash, beginning of period	83,796,830	16,519,330

Cash, end of period	$66,936,591	$44,831,789

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $69,475,776 and $–, respectively)	$69,478,549	$—
Affiliated investments (cost $10,007,500 and $–, respectively)	10,007,000	—
Cash	30,923,533	164,887,996
Segregated cash balances with brokers for futures contracts	26,464,554	27,244,750
Segregated cash balances with brokers for swap agreements	—	37,550,350
Unrealized appreciation on swap agreements	11,716,941	—
Receivable from capital shares sold	21,727,642	2,129,315
Receivable on open futures contracts	—	19,170,259
Interest receivable	170,415	207,484

Total assets	170,488,634	251,190,154

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	49,772,735
Payable on open futures contracts	10,818,836	—
Payable to Sponsor	133,186	74,694
Unrealized depreciation on swap agreements	7,936,310	4,320,147
Securities purchased payable	10,007,500	—

Total liabilities	28,895,832	54,167,576

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	141,592,802	197,022,578

Total liabilities and shareholders’ equity	$170,488,634	$251,190,154

Shares outstanding	6,190,818	3,701,026

Net asset value per share	$22.87	$53.23

Market value per share (Note 2)	$22.51	$53.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.832% due 05/07/26 †	$15,000,000	$14,945,400
3.699% due 06/25/26 †	55,000,000	54,533,149

Total short-term U.S. government and agency obligations (cost $69,475,776)		$69,478,549

	Shares
Affiliated Investments
Exchange Traded Fund
(7% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $10,007,500)	100,000	10,007,000

Total Investments in Securities (cost $79,483,276)		$79,485,549

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires May 2026	390	$146,092,050	$6,445,987
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	04/06/26	$(42,808,569)	$(4,052,636)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.75	04/06/26	(38,159,209)	11,244,927
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.30	04/06/26	(3,772,164)	472,014
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	04/06/26	(51,957,510)	(3,883,674)

				$3,780,631

Total Unrealized Appreciation				$11,716,941

Total Unrealized Depreciation				$(7,936,310)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of March 31, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,252,032	$177,855
Dividends from affiliates (Note 5)	74,228	—

Total income	1,326,260	177,855

Expenses
Management fee	554,744	61,371
Brokerage commissions	27,902	4,329

Total expenses	582,646	65,700

Net investment income (loss)	743,614	112,155

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(45,335,385)	(1,741,414)
Swap agreements	7,561,505	(1,367,572)
Affiliated investments	4,450	—
Payment from affiliate (Note 5)	4,105	—

Net realized gain (loss)	(37,765,325)	(3,108,986)

Change in net unrealized appreciation (depreciation) on
Futures contracts	15,724,838	(786,051)
Swap agreements	8,100,778	(4,265,997)
Short-term U.S. government and agency obligations	2,773	—
Affiliated investments	(500)	—

Change in net unrealized appreciation (depreciation)	23,827,889	(5,052,048)

Net realized and unrealized gain (loss)	(13,937,436)	(8,161,034)

Net income (loss)	$(13,193,822)	$(8,048,879)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$197,022,578	$23,752,619

Addition of 50,840,000 and 115,000 shares, respectively (Note 1)	1,170,426,257	36,984,514
Redemption of 48,350,208 and 60,000 shares, respectively (Note 1)	(1,212,662,211)	(19,820,635)

Net addition (redemption) of 2,489,792 and 55,000 shares, respectively (Note 1)	(42,235,954)	17,163,879

Net investment income (loss)	743,614	112,155
Net realized gain (loss)	(37,765,325)	(3,108,986)
Change in net unrealized appreciation (depreciation)	23,827,889	(5,052,048)

Net income (loss)	(13,193,822)	(8,048,879)

Shareholders’ equity, end of period	$141,592,802	$32,867,619

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(13,193,822)	$(8,048,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,443,108)	—
Cost of affiliated investments purchased	(110,082,250)	—
Proceeds from affiliated investments sold	100,079,200	—
Net amortization and accretion on short-term U.S. government and agency obligations	(32,668)	—
Net realized (gain) loss on investments	(4,450)	—
Change in unrealized (appreciation) depreciation on investments	(8,103,051)	4,265,997
Decrease (Increase) in receivable on open futures contracts	19,170,259	(547,451)
Decrease (Increase) in interest receivable	37,069	(18,984)
Increase (Decrease) in payable to Sponsor	58,492	3,854
Increase (Decrease) in payable on open futures contracts	10,818,836	(9,092)
Increase (Decrease) in securities purchased payable	10,007,500	—

Net cash provided by (used in) operating activities	(60,687,993)	(4,354,555)

Cash flow from financing activities
Proceeds from addition of shares	1,150,827,930	36,984,514
Payment on shares redeemed	(1,262,434,946)	(16,860,356)

Net cash provided by (used in) financing activities	(111,607,016)	20,124,158

Net increase (decrease) in cash	(172,295,009)	15,769,603
Cash, beginning of period	229,683,096	20,768,601

Cash, end of period	$57,388,087	$36,538,204

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,970,839 and $–, respectively)	$9,970,758	$—
Affiliated investments (cost $7,002,800 and $–, respectively)	7,004,900	—
Cash	11,879,043	31,050,946
Segregated cash balances with brokers for foreign currency forward contracts	—	3,552,908
Unrealized appreciation on foreign currency forward contracts	133,879	955,069
Receivable for dividends from affiliates	4,784	—
Interest receivable	53,261	97,946

Total assets	29,046,625	35,656,869

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	23,686	29,619
Unrealized depreciation on foreign currency forward contracts	6,471	110,834

Total liabilities	30,157	140,453

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	29,016,468	35,516,416

Total liabilities and shareholders’ equity	$29,046,625	$35,656,869

Shares outstanding	547,160	697,160

Net asset value per share	$53.03	$50.94

Market value per share (Note 2)	$52.98	$50.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(34% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.721% due 04/30/26 †	$10,000,000	$9,970,758

Total short-term U.S. government and agency obligations (cost $9,970,839)		$9,970,758

	Shares
Affiliated Investments
Exchange Traded Fund
(24% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $7,002,800)	70,000	7,004,900

Total Investments in Securities (cost $16,973,639)		$16,975,658

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	04/10/26	150,281,000	$947,863	$(2,124)
Yen with UBS AG	04/10/26	1,298,109,000	8,187,527	(4,347)

Total Unrealized Depreciation				$(6,471)

Contracts to Sell
Yen with Goldman Sachs International	04/10/26	(4,898,069,165)	$(30,893,455)	$60,403
Yen with UBS AG	04/10/26	(5,768,986,424)	(36,386,567)	73,476

Total Unrealized Appreciation				$133,879

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of March 31, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$211,339	$208,973
Dividends from affiliates (Note 5)	23,405	—

Total income	234,744	208,973

Expenses
Management fee	74,000	53,937

Total expenses	74,000	53,937

Net investment income (loss)	160,744	155,036

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,367,613	(158,694)
Payment from affiliate (Note 5)	1,123	—

Net realized gain (loss)	1,368,736	(158,694)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(716,827)	(1,804,651)
Short-term U.S. government and agency obligations	(81)	—
Affiliated investments	2,100	—

Change in net unrealized appreciation (depreciation)	(714,808)	(1,804,651)

Net realized and unrealized gain (loss)	653,928	(1,963,345)

Net income (loss)	$814,672	$(1,808,309)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$35,516,416	$26,080,295

Addition of 200,000 and 150,000 shares, respectively	10,316,689	6,676,426
Redemption of 350,000 and 100,000 shares, respectively	(17,631,309)	(4,499,041)

Net addition (redemption) of (150,000) and 50,000 shares, respectively	(7,314,620)	2,177,385

Net investment income (loss)	160,744	155,036
Net realized gain (loss)	1,368,736	(158,694)
Change in net unrealized appreciation (depreciation)	(714,808)	(1,804,651)

Net income (loss)	814,672	(1,808,309)

Shareholders’ equity, end of period	$29,016,468	$26,449,371

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$814,672	$(1,808,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(9,962,795)	—
Cost of affiliated investments purchased	(7,002,800)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(8,044)	—
Change in unrealized (appreciation) depreciation on investments	714,808	1,804,651
Decrease (Increase) in receivable for dividends from affiliates	(4,784)	—
Decrease (Increase) in interest receivable	44,685	7,342
Increase (Decrease) in payable to Sponsor	(5,933)	(2,001)

Net cash provided by (used in) operating activities	(15,410,191)	1,683

Cash flow from financing activities
Proceeds from addition of shares	10,316,689	6,676,426
Payment on shares redeemed	(17,631,309)	(4,499,041)

Net cash provided by (used in) financing activities	(7,314,620)	2,177,385

Net increase (decrease) in cash	(22,724,811)	2,179,068
Cash, beginning of period	34,603,854	23,795,096

Cash, end of period	$11,879,043	$25,974,164

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,941,678 and $–, respectively)	$19,941,516	$—
Affiliated investments (cost $20,008,000 and $–, respectively)	20,014,000	—
Cash	23,984,257	38,019,261
Segregated cash balances with brokers for futures contracts	8,883,333	6,491,709
Receivable from capital shares sold	613	1,143,390
Receivable on open futures contracts	—	169,802
Receivable for dividends from affiliates	13,667	—
Interest receivable	110,223	117,024

Total assets	72,947,609	45,941,186

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,679,940	—
Brokerage commissions and futures account fees payable	547	2,156
Payable to Sponsor	46,044	27,972

Total liabilities	1,726,531	30,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	71,221,078	45,911,058

Total liabilities and shareholders’ equity	$72,947,609	$45,941,186

Shares outstanding	4,137,403	3,012,403

Net asset value per share	$17.21	$15.24

Market value per share (Note 2)	$17.15	$15.27

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.721% due 04/30/26	$20,000,000	$19,941,516

Total short-term U.S. government and agency obligations (cost $19,941,678)		$19,941,516

	Shares
Affiliated Investments
Exchange Traded Fund
(28% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $20,008,000)	200,000	20,014,000

Total Investments in Securities (cost $39,949,678)		$39,955,516

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2026	462	$11,277,097	$1,502,251
VIX Futures - Cboe, expires August 2026	974	23,668,492	2,550,979
VIX Futures - Cboe, expires September 2026	974	23,716,900	1,342,477
VIX Futures - Cboe, expires October 2026	513	12,568,500	98,639

			$5,494,346

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$392,812	$281,099
Dividends from affiliates (Note 5)	66,872	—

Total income	459,684	281,099

Expenses
Management fee	130,064	63,974
Brokerage commissions	14,946	12,545
Futures accounts fees	4,027	3,120

Total expenses	149,037	79,639

Net investment income (loss)	310,647	201,460

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	549,706	707,192
Payment from affiliate (Note 5)	3,209	—

Net realized gain (loss)	552,915	707,192

Change in net unrealized appreciation (depreciation) on
Futures contracts	7,529,895	1,624,484
Short-term U.S. government and agency obligations	(162)	—
Affiliated investments	6,000	—

Change in net unrealized appreciation (depreciation)	7,535,733	1,624,484

Net realized and unrealized gain (loss)	8,088,648	2,331,676

Net income (loss)	$8,399,295	$2,533,136

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$45,911,058	$28,111,210

Addition of 1,600,000 and 1,300,000 shares, respectively	24,591,336	20,127,612
Redemption of 475,000 and 1,075,000 shares, respectively	(7,680,611)	(16,525,151)

Net addition (redemption) of 1,125,000 and 225,000 shares, respectively	16,910,725	3,602,461

Net investment income (loss)	310,647	201,460
Net realized gain (loss)	552,915	707,192
Change in net unrealized appreciation (depreciation)	7,535,733	1,624,484

Net income (loss)	8,399,295	2,533,136

Shareholders’ equity, end of period	$71,221,078	$34,246,807

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$8,399,295	$2,533,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(19,925,589)	—
Cost of affiliated investments purchased	(20,008,000)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(16,089)	—
Change in unrealized (appreciation) depreciation on investments	(5,838)	—
Decrease (Increase) in receivable on open futures contracts	169,802	(105,025)
Decrease (Increase) in receivable for dividends from affiliates	(13,667)	—
Decrease (Increase) in interest receivable	6,801	(14,027)
Increase (Decrease) in payable to Sponsor	18,072	7,934
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,609)	17
Increase (Decrease) in payable on open futures contracts	1,679,940	(50,382)

Net cash provided by (used in) operating activities	(29,696,882)	2,371,653

Cash flow from financing activities
Proceeds from addition of shares	25,734,113	20,127,612
Payment on shares redeemed	(7,680,611)	(16,129,337)

Net cash provided by (used in) financing activities	18,053,502	3,998,275

Net increase (decrease) in cash	(11,643,380)	6,369,928
Cash, beginning of period	44,510,970	28,081,839

Cash, end of period	$32,867,590	$34,451,767

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,983,882 and $84,730,287, respectively)	$19,983,956	$84,751,266
Affiliated investments (cost $70,028,000 and $–, respectively)	70,049,000	—
Cash	41,662,100	40,959,182
Segregated cash balances with brokers for futures contracts	59,908,998	100,111,309
Receivable on open futures contracts	1,222,593	5,340,338
Receivable for dividends from affiliates	47,836	—
Interest receivable	255,920	301,483

Total assets	193,130,403	231,463,578

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,426,397	3,857,756
Payable on open futures contracts	15,880,397	—
Brokerage commissions and futures account fees payable	7,779	19,394
Payable to Sponsor	136,579	121,692

Total liabilities	19,451,152	3,998,842

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	173,679,251	227,464,736

Total liabilities and shareholders’ equity	$193,130,403	$231,463,578

Shares outstanding	5,066,252	8,841,252

Net asset value per share	$34.28	$25.73

Market value per share (Note 2)	$34.35	$25.64

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
MARCH 31, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(12% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.717% due 04/09/26	$20,000,000	$19,983,956

Total short-term U.S. government and agency obligations (cost $19,983,882)		$19,983,956

	Shares
Affiliated Investments
Exchange Traded Fund
(40% of shareholders’ equity)
ProShares Genius Money Market ETF 3.52% (a)(b) (cost $70,028,000)	700,000	70,049,000

Total Investments in Securities (cost $90,011,882)		$90,032,956

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires April 2026	3,337	$83,499,749	$13,669,789
VIX Futures - Cboe, expires May 2026	3,699	90,299,988	(567,825)

			$13,101,964

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of March 31, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$1,325,029	$1,562,298
Dividends from affiliates (Note 5)	247,367	—

Total income	1,572,396	1,562,298

Expenses
Management fee	466,498	366,495
Brokerage commissions	81,441	170,727
Futures accounts fees	34,200	66,398

Total expenses	582,139	603,620

Net investment income (loss)	990,257	958,678

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	33,882,321	32,209,263
Affiliated investments	4,500	—
Payment from affiliate (Note 5)	12,053	—

Net realized gain (loss)	33,898,874	32,209,263

Change in net unrealized appreciation (depreciation) on
Futures contracts	34,670,227	6,988,089
Short-term U.S. government and agency obligations	(20,905)	(6,608)
Affiliated investments	21,000	—

Change in net unrealized appreciation (depreciation)	34,670,322	6,981,481

Net realized and unrealized gain (loss)	68,569,196	39,190,744

Net income (loss)	$69,559,453	$40,149,422

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$227,464,736	$133,641,615

Addition of 1,150,000 and 4,725,000 shares, respectively	32,747,793	198,916,439
Redemption of 4,925,000 and 4,450,000 shares, respectively	(156,092,731)	(209,708,735)

Net addition (redemption) of (3,775,000) and 275,000 shares, respectively	(123,344,938)	(10,792,296)

Net investment income (loss)	990,257	958,678
Net realized gain (loss)	33,898,874	32,209,263
Change in net unrealized appreciation (depreciation)	34,670,322	6,981,481

Net income (loss)	69,559,453	40,149,422

Shareholders’ equity, end of period	$173,679,251	$162,998,741

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$69,559,453	$40,149,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,862,003)	(134,311,104)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	105,000,000	140,000,000
Cost of affiliated investments purchased	(80,032,000)	—
Proceeds from affiliated investments sold	10,008,500	—
Net amortization and accretion on short-term U.S. government and agency obligations	(391,592)	(589,829)
Net realized (gain) loss on investments	(4,500)	—
Change in unrealized (appreciation) depreciation on investments	(95)	6,608
Decrease (Increase) in receivable on open futures contracts	4,117,745	1,975,200
Decrease (Increase) in receivable for dividends from affiliates	(47,836)	—
Decrease (Increase) in interest receivable	45,563	(20,035)
Increase (Decrease) in payable to Sponsor	14,887	29,192
Increase (Decrease) in brokerage commissions and futures account fees payable	(11,615)	702
Increase (Decrease) in payable on open futures contracts	15,880,397	656,969

Net cash provided by (used in) operating activities	84,276,904	47,897,125

Cash flow from financing activities
Proceeds from addition of shares	32,747,793	198,916,439
Payment on shares redeemed	(156,524,090)	(209,708,735)

Net cash provided by (used in) financing activities	(123,776,297)	(10,792,296)

Net increase (decrease) in cash	(39,499,393)	37,104,829
Cash, beginning of period	141,070,491	105,874,804

Cash, end of period	$101,571,098	$142,979,633

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,208,830,373 and $2,258,570,523, respectively)	$2,208,839,603	$2,259,034,978
Affiliated investments (cost $1,809,077,980 and -, respectively)	1,809,191,600	—
Cash	801,434,051	2,000,384,525
Segregated cash balances with brokers for futures contracts	1,310,700,280	1,057,966,488
Segregated cash balances with brokers for foreign currency forward contracts	726,667	14,672,676
Segregated cash balances with brokers for swap agreements	—	177,725,284
Unrealized appreciation on swap agreements	210,561,103	342,589,713
Unrealized appreciation on foreign currency forward contracts	350,373	1,026,581
Receivable from capital shares sold	48,834,608	141,593,234
Receivable on open futures contracts	138,413,959	62,341,509
Receivable for dividends from affiliates	1,242,367	—
Interest receivable	4,812,341	5,605,894

Total assets	6,535,106,952	6,062,940,882

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	108,606,125	80,016,715
Payable on open futures contracts	113,750,336	234,805,824
Brokerage commissions and futures account fees payable	49,823	87,843
Payable to Sponsor	4,893,243	4,227,029
Unrealized depreciation on swap agreements	111,388,736	18,039,464
Unrealized depreciation on foreign currency forward contracts	314,101	1,694,678
Securities Purchased Payable	10,007,500	—

Total liabilities	349,009,864	338,871,553

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,186,097,088	5,724,069,329

Total liabilities and shareholders’ equity	$6,535,106,952	$6,062,940,882

Shares outstanding (Note 2)	234,715,796	123,826,004

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Interest	$38,012,229	$30,950,905
Dividends from affiliates (Note 5)	6,595,541	—

Total income	44,607,770	30,950,905

Expenses
Management fee	15,682,557	7,850,538
Brokerage commissions	2,188,859	2,164,503
Futures account fees	196,930	326,700

Total expenses	18,068,346	10,341,741

Net investment income (loss)	26,539,424	20,609,164

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	554,271,895	185,256,572
Swap agreements	451,014,531	61,760,546
Foreign currency forward contracts	(1,121,507)	13,512
Short-term U.S. government and agency obligations	11,551	(70)
Affiliated investments	248,950	—
Payment from affiliate (Note 5)	313,496	—

Net realized gain (loss)	1,004,738,916	247,030,560

Change in net unrealized appreciation (depreciation) on
Futures contracts	(328,252,074)	61,240,763
Swap agreements	(225,377,882)	99,101,953
Foreign currency forward contracts	704,369	(286,553)
Short-term U.S. government and agency obligations	(455,225)	(138,633)
Affiliated investments	113,620	—

Change in net unrealized appreciation (depreciation)	(553,267,192)	159,917,530

Net realized and unrealized gain (loss)	451,471,724	406,948,090

Net income (loss)	$478,011,148	$427,557,254

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
	2026	2025
Shareholders’ equity, beginning of period	$5,724,069,329	$3,025,133,601

Addition of 363,790,000 and 95,660,000 shares, respectively (Note 1)	8,235,789,867	3,422,083,613
Redemption of 252,900,208 and 73,685,000 shares, respectively (Note 1)	(8,251,773,256)	(3,300,895,621)

Net addition (redemption) of 110,889,792 and 21,975,000 shares, respectively (Note 1)	(15,983,389)	121,187,992

Net investment income (loss)	26,539,424	20,609,164
Net realized gain (loss)	1,004,738,916	247,030,560
Change in net unrealized appreciation (depreciation)	(553,267,192)	159,917,530

Net income (loss)	478,011,148	427,557,254

Shareholders’ equity, end of period	$6,186,097,088	$3,573,878,847

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income (loss)	$478,011,148	$427,557,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,660,255,269)	(3,908,290,932)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,726,749,829	2,954,910,250
Cost of affiliated investments purchased	(2,639,603,480)	—
Proceeds from affiliated investments sold	830,774,450	—
Net amortization and accretion on short-term U.S. government and agency obligations	(16,742,859)	(13,932,486)
Net realized (gain) loss on investments	(260,501)	70
Change in unrealized (appreciation) depreciation on investments	225,015,118	(98,676,767)
Decrease (Increase) in securities sold receivable	—	(18,161,000)
Decrease (Increase) in receivable on futures contracts	(76,072,450)	(43,251,881)
Decrease (Increase) in receivable for dividends from affiliates	(1,242,367)	—
Decrease (Increase) in interest receivable	793,553	(376,481)
Increase (Decrease) in payable to Sponsor	666,214	265,154
Increase (Decrease) in brokerage commissions and futures account fees payable	(38,020)	(6,975)
Increase (Decrease) in payable on futures contracts	(121,055,488)	(18,937,792)
Increase (Decrease) payable on securities purchased	10,007,500	—

Net cash provided by (used in) operating activities	(1,243,252,622)	(718,901,586)

Cash flow from financing activities
Proceeds from addition of shares	8,328,548,493	3,425,443,436
Payment on shares redeemed	(8,223,183,846)	(3,189,493,962)

Net cash provided by (used in) financing activities	105,364,647	235,949,474

Net increase (decrease) in cash	(1,137,887,975)	(482,952,112)
Cash, beginning of period	3,250,748,973	2,577,444,038

Cash, end of period	$2,112,860,998	$2,094,491,926

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2026, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the three months ended March 31, 2026, and during the year ended December 31, 2025. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra Gold	June 12, 2025	4-for-1 forward Share split	June 13, 2025
ProShares UltraShort Gold	June 12, 2025	1-for-2 reverse Share split	June 13, 2025
ProShares UltraShort Gold	November 19, 2025	1-for-2 reverse Share split	November 20, 2025
ProShares Ultra VIX Short-Term Futures ETF	November 19, 2025	1-for-5 reverse Share split	November 20, 2025
ProShares UltraShort Silver	February 26, 2026	1-for-10 reverse Share split	February 27, 2026
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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 28, 2026.
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
Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated March 31, 2026 and 2025, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.

Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2026 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	March 31, 2026
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	March 31, 2026
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31, 2026
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2026
UltraShort Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31, 2026
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31, 2026
Ultra Euro, Ultra Yen, Ultrashort Euro and Ultrashort Yen	3:00 p.m.	4:00 p.m.	March 31, 2026
Short VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2026
Ultra VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2026
VIX Mid-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2026
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	March 31, 2026

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2026.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2026.
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
Exchange traded funds are generally valued at the closing price, if available, or at the last sale price, and are typically categorized as Level 1 in the fair value hierarchy.
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

The following table summarizes the valuation of investments at March 31, 2026 using the fair value hierarchy:

	Level I - Quoted Prices			Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Exchange Traded Fund	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$34,940,093	$60,042,000	$(3,300,675)	$—	$—	$91,681,418
ProShares Ultra Bloomberg Crude Oil	209,070,202	230,138,000	70,966,220	—	38,075,622	548,250,044
ProShares Ultra Bloomberg Natural Gas	79,900,099	140,084,000	(26,247,510)	—	—	193,736,589
ProShares Ultra Euro	—	—	—	(47,848)	—	(47,848)
ProShares Ultra Gold	439,383,527	340,238,000	(77,975,258)	—	8,326,302	709,972,571
ProShares Ultra Silver	1,011,915,551	405,283,500	(35,395,910)	—	49,234,148	1,431,037,289
ProShares Ultra VIX Short-Term Futures ETF	—	105,073,500	23,971,406	—	—	129,044,906
ProShares Ultra Yen	14,956,137	16,011,200	—	(253,791)	—	30,713,546
ProShares UltraShort Bloomberg Crude Oil	219,469,491	290,174,000	(44,846,397)	—	—	464,797,094
ProShares UltraShort Bloomberg Natural Gas	39,946,692	80,048,000	42,050,151	—	—	162,044,843
ProShares UltraShort Euro	9,970,758	10,007,000	—	210,503	—	20,188,261
ProShares UltraShort Gold	29,912,274	25,017,500	10,096,681	—	(244,336)	64,782,119
ProShares UltraShort Silver	69,478,549	10,007,000	6,445,987	—	3,780,631	89,712,167
ProShares UltraShort Yen	9,970,758	7,004,900	—	127,408	—	17,103,066
ProShares VIX Mid-Term Futures ETF	19,941,516	20,014,000	5,494,346	—	—	45,449,862
ProShares VIX Short-Term Futures ETF	19,983,956	70,049,000	13,101,964	—	—	103,134,920

Combined Trust:	$2,208,839,603	$1,809,191,600	$(15,638,995)	$36,272	$99,172,367	$4,101,600,847

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the quarter ended March 31, 2026.

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
Interest income is recognized on an accrual basis and includes the amortization of discount on short-term U.S. government and agency obligations. Interest income may be earned on Repurchase Agreements, cash held at the custodian bank and/or segregated cash balances with brokers. Dividend income is recognized on an ex-dividend date basis.
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
NOTE 3 – INVESTMENTS
Short-Term Investments
The Funds may purchase U.S. Treasury Bills, agency securities, Exchange Traded Funds, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts.
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
As of March 31, 2026 and December 31, 2025, the Funds did not have any open repurchase agreements.

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
The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each OTC swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by a third party custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2026 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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

Fair Value of Derivative Instruments as of March 31, 2026

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$—			$3,300,675	*
	ProShares Ultra VIX Short-Term Futures ETF		24,903,425	*		932,019	*
	ProShares VIX Mid-Term Futures ETF		5,494,346	*		—
	ProShares VIX Short-Term Futures ETF		13,669,789	*		567,825	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		116,230,454	*		7,188,612
	ProShares Ultra Bloomberg Natural Gas		—			26,247,510	*
	ProShares Ultra Gold		20,532,095	*		90,181,051	*
	ProShares Ultra Silver		131,908,038	*		118,069,800	*
	ProShares UltraShort Bloomberg Crude Oil		3,486,646	*		48,333,043	*
	ProShares UltraShort Bloomberg Natural Gas		42,050,151	*		—
	ProShares UltraShort Gold		11,236,476	*		1,384,131	*
	ProShares UltraShort Silver		18,162,928	*		7,936,310	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		—			47,848
	ProShares Ultra Yen		—			253,791
	ProShares UltraShort Euro		216,494			5,991
	ProShares UltraShort Yen		133,879			6,471

		Combined Trust:	$388,024,721	*		$304,455,077	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

Fair Value of Derivative Instruments as of December 31, 2025

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$15,699,597	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			56,075,162	*
	ProShares VIX Mid-Term Futures ETF		33,097	*		2,068,646	*
	ProShares VIX Short-Term Futures ETF		—			21,568,263	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		—			14,840,228	*
	ProShares Ultra Bloomberg Natural Gas		—			132,096,872	*
	ProShares Ultra Gold		65,974,734	*		—
	ProShares Ultra Silver		733,158,657	*		—
	ProShares UltraShort Bloomberg Crude Oil		12,025,118	*		—
	ProShares UltraShort Bloomberg Natural Gas		53,943,537	*		—
	ProShares UltraShort Gold		—			3,423,243	*
	ProShares UltraShort Silver		2,243,402	*		15,842,400	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		62,719			29
	ProShares Ultra Yen		1,161			1,183,809
	ProShares UltraShort Euro		7,632			400,006
	ProShares UltraShort Yen		955,069			110,834

		Combined Trust:	$884,104,723	*		$247,609,492	*

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2026

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(18,705,613)	$(19,000,272)
		ProShares Ultra VIX Short-Term Futures ETF	75,997,360	80,046,568
		ProShares VIX Mid-Term Futures ETF	549,706	7,529,895
		ProShares VIX Short-Term Futures ETF	33,882,321	34,670,227
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	222,992,190	123,882,070
		ProShares Ultra Bloomberg Natural Gas	72,377,815	105,849,362
		ProShares Ultra Gold	228,694,490	(135,623,690)
		ProShares Ultra Silver	359,329,300	(719,320,419)
		ProShares UltraShort Bloomberg Crude Oil	(96,860,657)	(56,871,515)
		ProShares UltraShort Bloomberg Natural Gas	179,842,431	(11,893,386)
		ProShares UltraShort Gold	(15,039,037)	13,275,588
		ProShares UltraShort Silver	(37,773,880)	23,825,616
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(179,642)	(110,538)
		ProShares Ultra Yen	(2,920,760)	928,857
		ProShares UltraShort Euro	611,282	602,877
		ProShares UltraShort Yen	1,367,613	(716,827)

		Combined Trust:	$1,004,164,919	$(552,925,587)

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended March 31, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(17,636,853)	$(235,275)
		ProShares Ultra VIX Short-Term Futures ETF	99,921,457	19,641,080
		ProShares VIX Mid-Term Futures ETF	707,192	1,624,484
		ProShares VIX Short-Term Futures ETF	32,209,263	6,988,089
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	15,516,861	(435,495)
		ProShares Ultra Bloomberg Natural Gas	222,605,228	(42,112,222)
		ProShares Ultra Gold	58,428,586	56,046,604
		ProShares Ultra Silver	54,710,787	139,314,623
		ProShares UltraShort Bloomberg Crude Oil	8,933,899	3,484,827
		ProShares UltraShort Bloomberg Natural Gas	(221,827,712)	(14,596,235)
		ProShares UltraShort Gold	(3,442,604)	(4,325,716)
		ProShares UltraShort Silver	(3,108,986)	(5,052,048)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	160,517	194,877
		ProShares Ultra Yen	1,642,642	2,667,939
		ProShares UltraShort Euro	(1,630,953)	(1,344,718)
		ProShares UltraShort Yen	(158,694)	(1,804,651)

		Combined Trust:	$247,030,630	$160,056,163

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2026.

Fair Values of Derivative Instruments as of March 31, 2026

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$45,264,234	$—	$45,264,234	$7,188,612	$—	$7,188,612
ProShares Ultra Euro
Foreign currency forward contracts	—	—	—	47,848	—	47,848
ProShares Ultra Gold
Swap agreements	20,532,095	—	20,532,095	12,205,793	—	12,205,793
ProShares Ultra Silver
Swap agreements	131,908,038	—	131,908,038	82,673,890	—	82,673,890
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	253,791	—	253,791
ProShares UltraShort Euro
Foreign currency forward contracts	216,494	—	216,494	5,991	—	5,991
ProShares UltraShort Gold
Swap agreements	1,139,795	—	1,139,795	1,384,131	—	1,384,131
ProShares UltraShort Silver
Swap agreements	11,716,941	—	11,716,941	7,936,310	—	7,936,310
ProShares UltraShort Yen
Foreign currency forward contracts	133,879	—	133,879	6,471	—	6,471
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2026. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2026
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank N.A.	$(3,756,664)	$3,756,664	$—	$—
Goldman Sachs International	21,935,669	(21,935,669)	—	—
Morgan Stanley	6,663,762	(6,663,762)	—	—
Societe Generale S.A.	16,664,803	(16,664,803)	—	—
UBS AG	(3,431,948)	3,431,948	—	—
ProShares Ultra Euro
Goldman Sachs International	(23,868)	—	23,868	—
UBS AG	(23,980)	—	23,980	—
ProShares Ultra Gold
Citibank N.A.	8,801,555	—	—	8,801,555
Goldman Sachs International	(12,205,793)	12,205,793	—	—
UBS AG	11,730,540	(2,553,544)	—	9,176,996
ProShares Ultra Silver
Citibank N.A.	71,210,588	(12,692,997)	—	58,517,591
Goldman Sachs International	(55,814,650)	55,814,650	—	—
Morgan Stanley	(26,859,240)	26,859,240	—	—
UBS AG	60,697,450	(9,188,423)	—	51,509,027
ProShares Ultra Yen
Goldman Sachs International	(105,025)	105,025	—	—
UBS AG	(148,766)	148,766	—	—
ProShares UltraShort Euro
Goldman Sachs International	74,192	(74,192)	—	—
UBS AG	136,311	(136,311)	—	—
ProShares UltraShort Gold
Citibank N.A.	(858,853)	858,853	—	—
Goldman Sachs International	1,139,795	(1,139,795)	—	—
UBS AG	(525,278)	525,278	—	—
ProShares UltraShort Silver
Citibank N.A.	(4,052,636)	4,052,636	—	—
Goldman Sachs International	11,244,927	(11,244,927)	—	—
Morgan Stanley	472,014	(472,014)	—	—
UBS AG	(3,883,674)	3,883,674	—	—
ProShares UltraShort Yen
Goldman Sachs International	58,279	(58,279)	—	—
UBS AG	69,129	(69,129)	—	—
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2025:

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
NOTE 5 – INVESTMENTS IN AFFILIATES
Certain Funds may invest a portion of their cash balances in the ProShares GENIUS Money Market ETF (the “Affiliated Fund”), an affiliated exchange-traded fund for purposes of Section 2(a)(3) of the Investment Company Act of 1940. The Affiliated Fund is used primarily for cash management and liquidity. Income from the Affiliated Fund is presented as “Dividends from affiliates” in the Statements of Operations, with any related receivable included in “Dividends from affiliates receivable” in the Statements of Financial Condition. The Sponsor has reimbursed the costs for acquired fund fees and expenses related to management fees associated with each Fund’s investment in the Affiliated Fund. These reimbursements are included in Payment from Affiliate on the Statements of Operations. The following table summarizes each Fund’s investment activity in the Affiliated Fund for the period ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Investments in Affiliated Money Market Funds:
ProShares Short VIX Short-Term Futures ETF	$—	$70,028,000	$(10,009,000)	$18,000	$5,000	$60,042,000	$207,569
ProShares Ultra Bloomberg Crude Oil	—	250,204,460	(20,010,000)	(39,660)	(16,800)	230,138,000	688,820
ProShares Ultra Bloomberg Natural Gas	—	140,103,500	—	(19,500)	—	140,084,000	433,333
ProShares Ultra Gold	—	520,242,150	(180,192,700)	102,000	86,550	340,238,000	1,432,237
ProShares Ultra Silver	—	800,407,000	(395,372,000)	121,500	127,000	405,283,500	1,930,707
ProShares Ultra VIX Short-Term Futures ETF	—	155,097,500	(50,050,800)	14,800	12,000	105,073,500	338,001
ProShares Ultra Yen	—	16,006,400	—	4,800	—	16,011,200	53,497
ProShares UltraShort Bloomberg Crude Oil	—	290,317,420	—	(143,420)	—	290,174,000	681,432
ProShares UltraShort Bloomberg Natural Gas	—	140,056,000	(60,048,500)	16,000	24,500	80,048,000	301,047
ProShares UltraShort Euro	—	10,004,000	—	3,000	—	10,007,000	33,436
ProShares UltraShort Gold	—	30,012,000	(5,003,750)	7,500	1,750	25,017,500	83,590
ProShares UltraShort Silver	—	110,082,250	(100,079,200)	(500)	4,450	10,007,000	74,228
ProShares UltraShort Yen	—	7,002,800	—	2,100	—	7,004,900	23,405
ProShares VIX Mid-Term Futures ETF	—	20,008,000	—	6,000	—	20,014,000	66,872
ProShares VIX Short-Term Futures ETF	—	80,032,000	(10,008,500)	21,000	4,500	70,049,000	247,367
ProShares Trust II:	$—	$2,639,603,480	$(830,774,450)	$113,620	$248,950	$1,809,191,600	$6,595,541
NOTE 6 —  CREATION AND REDEMPTION OF CREATION UNITS
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
Transaction fees three months ended March 31, 2026 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2026
ProShares Short VIX Short-Term Futures ETF	$21,011
ProShares Ultra Bloomberg Crude Oil	—
ProShares Ultra Bloomberg Natural Gas	—
ProShares Ultra Euro	—
ProShares Ultra Gold	—
ProShares Ultra Silver	—
ProShares Ultra VIX Short-Term Futures ETF	331,491
ProShares Ultra Yen	—
ProShares UltraShort Bloomberg Crude Oil	—
ProShares UltraShort Bloomberg Natural Gas	—
ProShares UltraShort Euro	—
ProShares UltraShort Gold	—
ProShares UltraShort Silver	—
ProShares UltraShort Yen	—
ProShares VIX Mid-Term Futures ETF	9,665
ProShares VIX Short-Term Futures ETF	61,867

Combined Trust:	$424,034

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended March 31, 2026
For the Three Months Ended March 31, 2026 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2025	$55.48	$19.30	$22.55	$13.17	$55.91	$155.95
Net investment income (loss)	0.21	0.08	0.07	0.07	0.36	0.66
Net realized and unrealized gain (loss)#	(9.91)	19.41	(6.59)	(0.54)	4.30	(38.94)
Change in net asset value from operations	(9.70)	19.49	(6.52)	(0.47)	4.66	(38.28)
Net asset value, at March 31, 2026	$45.78	$38.79	$16.03	$12.70	$60.57	$117.67
Market value per share, at December 31, 2025 †	$55.38	$19.32	$22.90	$13.16	$55.52	$155.12
Market value per share, at March 31, 2026 †	$45.80	$39.30	$16.12	$12.72	$61.46	$119.51
Total Return, at net asset value^	(17.5)%	101.0%	(28.9)%	(3.6)%	8.3%	(24.5)%
Total Return, at market value^	(17.3)%	103.4%	(29.6)%	(3.3)%	10.7%	(23.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.17%	1.04%	1.37%	0.95%	0.97%	0.97%
Net investment income gain (loss)	1.60%	1.17%	1.55%	2.05%	2.12%	1.55%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2026 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2025	$35.86	$19.08	$19.64	$35.79	$28.40	$25.98
Net investment income (loss)	0.08	0.10	0.05	0.06	0.14	0.09
Net realized and unrealized gain (loss)#	16.16	(0.81)	(11.26)	(14.04)	1.05	(5.58)
Change in net asset value from operations	16.24	(0.71)	(11.21)	(13.98)	1.19	(5.49)
Net asset value, at March 31, 2026	$52.10	$18.37	$8.43	$21.81	$29.59	$20.49
Market value per share, at December 31, 2025 †	$35.93	$19.06	$19.61	$35.27	$28.33	$26.15
Market value per share, at March 31, 2026 †	$52.30	$18.38	$8.32	$21.71	$29.60	$20.18
Total Return, at net asset value^	45.3%	(3.7)%	(57.1)%	(39.1)%	4.2%	(21.1)%
Total Return, at market value^	45.6%	(3.6)%	(57.6)%	(38.5)%	4.5%	(22.8)%
Ratios to Average Net Assets**
Expense ratio^^	1.74%	0.95%	1.13%	1.67%	0.95%	0.98%
Net investment income gain (loss)	0.84%	2.05%	1.87%	1.13%	2.01%	1.79%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2026 (unaudited)

Per Share Operating Performance	UltraShort Silver*	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2025	$53.23	$50.94	$15.24	$25.73
Net investment income (loss)	0.08	0.26	0.08	0.12
Net realized and unrealized gain (loss)#	(30.44)	1.83	1.89	8.43
Change in net asset value from operations	(30.36)	2.09	1.97	8.55
Net asset value, at March 31, 2026	$22.87	$53.03	$17.21	$34.28
Market value per share, at December 31, 2025 †	$53.40	$50.90	$15.27	$25.64
Market value per share, at March 31, 2026 †	$22.51	$52.98	$17.15	$34.35
Total Return, at net asset value^	(57.0)%	4.1%	13.0%	33.3%
Total Return, at market value^	(57.9)%	4.1%	12.3%	34.0%
Ratios to Average Net Assets**
Expense ratio^^	1.00%	0.95%	0.97%	1.06%
Net investment income gain (loss)	1.27%	2.06%	2.03%	1.80%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the Three months Ended March 31, 2025
For the Three Months Ended March 31, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Euro	Ultra Gold*	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$54.84	$10.46	$23.36	$33.56
Net investment income (loss)	0.30	0.16	0.42	0.07	0.21	0.28
Net realized and unrealized gain (loss)#	(4.54)	(0.52)	30.03	0.83	8.47	11.90
Change in net asset value from operations	(4.24)	(0.36)	30.45	0.90	8.68	12.18
Net asset value, at March 31, 2025	$45.79	$27.13	$85.29	$11.36	$32.04	$45.74
Market value per share, at December 31, 2024 †	$50.06	$27.50	$55.82	$10.45	$23.37	$33.67
Market value per share, at March 31, 2025 †	$45.76	$27.06	$85.76	$11.38	$32.18	$46.16
Total Return, at net asset value^	(8.5)%	(1.3)%	55.5%	8.6%	37.2%	36.3%
Total Return, at market value^	(8.6)%	(1.6)%	53.6%	8.9%	37.7%	37.1%
Ratios to Average Net Assets**
Expense ratio^^	1.21%	1.00%	1.46%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.48%	2.46%	2.46%	2.71%	3.14%	2.79%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold*
Net asset value, at December 31, 2024	$103.86	$20.23	$16.93	$43.61	$34.91	$70.22
Net investment income (loss)	0.30	0.14	0.11	0.15	0.23	0.37
Net realized and unrealized gain (loss)#	13.06	1.53	(0.30)	(24.06)	(2.84)	(19.70)
Change in net asset value from operations	13.36	1.67	(0.19)	(23.91)	(2.61)	(19.33)
Net asset value, at March 31, 2025	$117.22	$21.90	$16.74	$19.70	$32.30	$50.89
Market value per share, at December 31, 2024 †	$103.60	$20.35	$16.92	$42.74	$34.92	$70.32
Market value per share, at March 31, 2025 †	$117.15	$21.89	$16.76	$19.57	$32.27	$50.68
Total Return, at net asset value^	12.9%	8.3%	(1.1)%	(54.8)%	(7.5)%	(27.5)%
Total Return, at market value^	13.1%	7.6%	(1.0)%	(54.2)%	(7.6)%	(27.9)%
Ratios to Average Net Assets**
Expense ratio^^	2.06%	0.95%	1.07%	1.43%	0.95%	0.98%
Net investment income gain (loss)	1.22%	2.71%	2.75%	2.45%	2.73%	2.51%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended March 31, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver*	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$423.96	$47.66	$14.51	$45.05
Net investment income (loss)	1.46	0.31	0.10	0.25
Net realized and unrealized gain (loss)#	(129.38)	(3.68)	1.23	4.99
Change in net asset value from operations	(127.92)	(3.37)	1.33	5.24
Net asset value, at March 31, 2025	$296.04	$44.29	$15.84	$50.29
Market value per share, at December 31, 2024 †	$420.00	$46.68	$14.46	$45.02
Market value per share, at March 31, 2025 †	$293.30	$44.30	$15.85	$50.26
Total Return, at net asset value^	(30.2)%	(7.1)%	9.2%	11.6%
Total Return, at market value^	(30.2)%	(5.1)%	9.6%	11.6%
Ratios to Average Net Assets**
Expense ratio^^	1.02%	0.95%	1.06%	1.40%
Net investment income gain (loss)	1.74%	2.73%	2.68%	2.22%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2026, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Forward and Reverse Splits*

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

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, exchange traded funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each

Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2026 and 2025, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2026	Interest Income Three Months Ended March 31, 2025
ProShares Short VIX Short-Term Futures ETF	$1,222,045	$2,155,917
ProShares Ultra Bloomberg Crude Oil	1,918,502	3,505,104
ProShares Ultra Bloomberg Natural Gas	2,773,682	2,901,053
ProShares Ultra Euro	46,841	45,472
ProShares Ultra Gold	8,089,763	3,738,547
ProShares Ultra Silver	14,569,223	6,019,905
ProShares Ultra VIX Short-Term Futures ETF	1,975,585	2,887,526
ProShares Ultra Yen	300,576	528,121
ProShares UltraShort Bloomberg Crude Oil	1,331,795	1,934,823
ProShares UltraShort Bloomberg Natural Gas	1,812,716	4,443,450
ProShares UltraShort Euro	220,113	348,055
ProShares UltraShort Gold	570,176	212,707
ProShares UltraShort Silver	1,252,032	177,855
ProShares UltraShort Yen	211,339	208,973
ProShares VIX Mid-Term Futures ETF	392,812	281,099
ProShares VIX Short-Term Futures ETF	1,325,029	1,562,298

During the three months ended March 31, 2026 and 2025, each of the Funds earned dividend income from affiliated investments as follows:

Fund	Dividend Income Three Months Ended March 31, 2026	Dividend Income Three Months Ended March 31, 2025
ProShares Short VIX Short-Term Futures ETF	$207,569	—
ProShares Ultra Bloomberg Crude Oil	688,820	—
ProShares Ultra Bloomberg Natural Gas	433,333	—
ProShares Ultra Gold	1,432,237	—
ProShares Ultra Silver	1,930,707	—
ProShares Ultra VIX Short-Term Futures ETF	338,101	—
ProShares Ultra Yen	53,497	—
ProShares UltraShort Bloomberg Crude Oil	681,432	—
ProShares UltraShort Bloomberg Natural Gas	301,047	—
ProShares UltraShort Euro	33,436	—
ProShares UltraShort Gold	83,590	—
ProShares UltraShort Silver	74,228	—
ProShares UltraShort Yen	23,405	—
ProShares VIX Mid-Term Futures ETF	66,872	—
ProShares VIX Short-Term Futures ETF	247,367	—

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 4, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended March 31, 2026.

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

Exchange traded funds are generally valued at the closing price, if available, or at the last sale price.

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

Interest income is recognized on an accrual basis and includes the amortization of discount on short-term U.S. government and agency obligations. Interest income may be earned on Repurchase Agreements, cash held at the custodian bank and/or segregated cash balances with brokers. Dividend income is recognized on an ex-dividend date basis.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$242,351,037	$266,090,233
NAV end of period	$183,969,223	$232,107,856
Percentage change in NAV	(24.1)%	(12.8)%
Shares outstanding beginning of period	4,368,614	5,318,614
Shares outstanding end of period	4,018,614	5,068,614
Percentage change in shares outstanding	(8.0)%	(4.7)%
Shares created	500,000	2,250,000
Shares redeemed	850,000	2,500,000
Per share NAV beginning of period	$55.48	$50.03
Per share NAV end of period	$45.78	$45.79
Percentage change in per share NAV	(17.5)%	(8.5)%
Percentage change in benchmark	34.0%	12.4%
Benchmark annualized volatility	77.5%	69.4%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,368,614 outstanding Shares at December 31, 2025 to 4,018,614 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 5,318,614 outstanding Shares at December 31, 2024 to 5,068,614 outstanding Shares at March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.5% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 8.5% for the three months ended March 31, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 34.0% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 12.4% for the three months ended March 31, 2025, can be attributed to a greater increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$826,021	$1,447,619
Management fee	489,767	555,389
Brokerage commission	99,968	127,212
Futures account fees	13,858	25,697
Net realized gain (loss)	(18,690,411)	(17,636,853)
Change in net unrealized appreciation (depreciation)	(18,992,048)	(242,938)
Net Income (loss)	$(36,856,438)	$(16,432,172)

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a greater increase in the value of futures prices during the three months ended March 31, 2026.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$383,037,987	$523,420,064
NAV end of period	$602,898,547	$432,463,827
Percentage change in NAV	57.4%	(17.4)%
Shares outstanding beginning of period	19,843,096	19,043,096
Shares outstanding end of period	15,543,096	15,943,096
Percentage change in shares outstanding	(21.7)%	(16.3)%
Shares created	15,350,000	5,700,000
Shares redeemed	19,650,000	8,800,000
Per share NAV beginning of period	$19.30	$27.49
Per share NAV end of period	$38.79	$27.13
Percentage change in per share NAV	101.0%	(1.3)%
Percentage change in benchmark	44.4%	(0.5)%
Benchmark annualized volatility	38.7%	19.6%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 19,843,096 outstanding Shares at December 31, 2025 to 15,543,096 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 19,043,096 outstanding Shares at December 31, 2024 to 15,943,096 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 101.0% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 1.3% for the three months ended March 31, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 44.4% for the three months ended March 31, 2026, as compared to the benchmark’s decline of 0.5% for the three months ended March 31, 2025, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$1,378,415	$2,493,623
Management fee	1,118,708	964,913
Brokerage commission	110,199	46,568
Net realized gain (loss)	223,004,476	15,516,861
Change in net unrealized appreciation (depreciation)	123,814,981	(464,350)
Net Income (loss)	$348,197,872	$17,546,134

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in the value of WTI Crude Oil during the three months ended March 31, 2026.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$534,978,667	$396,081,499
NAV end of period	$378,628,694	$232,237,503
Percentage change in NAV	(29.2)%	(41.4)%
Shares outstanding beginning of period	23,723,047	7,223,047
Shares outstanding end of period	23,623,047	2,723,047
Percentage change in shares outstanding	(0.4)%	(62.3)%
Shares created	53,500,000	5,300,000
Shares redeemed	53,600,000	9,800,000
Per share NAV beginning of period	$22.55	$54.84
Per share NAV end of period	$16.03	$85.29
Percentage change in per share NAV	(28.9)%	55.5%
Percentage change in benchmark	(4.2)%	31.4%
Benchmark annualized volatility	90.6%	61.6%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 23,723,047 outstanding Shares at December 31, 2025 to 23,623,047 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,223,047 outstanding Shares at December 31, 2024 to 2,723,047 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.9% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 55.5% for the three months ended March 31, 2025, was primarily due to depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 4.2% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 31.4% for the three months ended March 31, 2025, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$1,703,488	$1,817,307
Management fee	1,043,751	703,053
Brokerage commission	412,561	282,155
Futures account fees	47,215	98,538
Net realized gain (loss)	72,406,103	222,605,228
Change in net unrealized appreciation (depreciation)	105,773,979	(42,138,893)
Net Income (loss)	$179,883,570	$182,283,642

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2026.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$5,925,856	$5,751,156
NAV end of period	$6,347,565	$5,111,473
Percentage change in NAV	7.1%	(11.1)%
Shares outstanding beginning of period	450,000	550,000
Shares outstanding end of period	500,000	450,000
Percentage change in shares outstanding	11.1%	(18.2)%
Shares created	50,000	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$13.17	$10.46
Per share NAV end of period	$12.70	$11.36
Percentage change in per share NAV	(3.6)%	8.6%
Percentage change in benchmark	(1.6)%	4.4%
Benchmark annualized volatility	7.4%	8.9%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 450,000 outstanding Shares at December 31, 2025 to 500,000 outstanding Shares at March 31, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 550,000 outstanding Shares at December 31, 2024 to 450,000 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.6% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 8.6% for the three months ended March 31, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 1.6% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 4.4% for the three months ended March 31, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$32,032	$33,660
Management fee	14,809	11,812
Net realized gain (loss)	(179,642)	160,517
Change in net unrealized appreciation (depreciation)	(110,538)	194,877
Net Income (loss)	$(258,148)	$389,054

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2026.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$1,014,686,941	$289,709,332
NAV end of period	$1,053,863,221	$480,619,425
Percentage change in NAV	3.9%	65.9%
Shares outstanding beginning of period	18,150,000	12,400,000
Shares outstanding end of period	17,400,000	15,000,000
Percentage change in shares outstanding	(4.1)%	21.0%
Shares created	6,150,000	3,400,000
Shares redeemed	6,900,000	800,000
Per share NAV beginning of period	$55.91	$23.36
Per share NAV end of period	$60.57	$32.04
Percentage change in per share NAV	8.3%	37.2%
Percentage change in benchmark	7.1%	18.2%
Benchmark annualized volatility	41.4%	13.6%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 18,150,000 outstanding Shares at December 31, 2025 to 17,400,000 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 12,400,000 outstanding Shares at December 31, 2024 to 15,000,000 outstanding Shares at March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.3% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 37.2% for the three months ended March 31, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 7.1% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 18.2% for the three months ended March 31, 2025, can be attributed to a lesser increase in the value of gold futures contracts during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$6,537,921	$2,855,659
Management fee	2,929,923	863,544
Brokerage commission	54,156	19,344
Net realized gain (loss)	228,852,662	58,428,586
Change in net unrealized appreciation (depreciation)	(135,627,267)	56,024,718
Net Income (loss)	$99,763,316	$117,308,963

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a lesser increase in future prices, during the three months ended March 31, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$2,237,285,267	$562,083,293
NAV end of period	$1,852,945,623	$717,992,459
Percentage change in NAV	(17.2)%	27.7%
Shares outstanding beginning of period	14,346,526	16,746,526
Shares outstanding end of period	15,746,526	15,696,526
Percentage change in shares outstanding	9.8%	(6.3)%
Shares created	12,150,000	4,850,000
Shares redeemed	10,750,000	5,900,000
Per share NAV beginning of period	$155.95	$33.56
Per share NAV end of period	$117.67	$45.74
Percentage change in per share NAV	(24.5)%	36.3%
Percentage change in benchmark	6.3%	18.5%
Benchmark annualized volatility	103.0%	24.6%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,346,526 outstanding Shares at December 31, 2025 to 15,746,526 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 15,696,526 outstanding Shares at March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.5% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 36.3% for the three months ended March 31, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 6.3% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 18.5% for the three months ended March 31, 2025, can be attributed to a lesser increase in the value of silver futures contracts during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$10,158,403	$4,456,894
Management fee	6,234,079	1,516,455
Brokerage commission	107,448	46,556
Net realized gain (loss)	359,555,040	54,710,787
Change in net unrealized appreciation (depreciation)	(719,392,588)	139,277,471
Net Income (loss)	$(349,679,145)	$198,445,152

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a lesser increase in the value of futures prices, in conjunction with timing of shareholder activity during the three months ended March 31, 2026.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$400,406,136	$284,452,060
NAV end of period	$295,275,255	$323,381,943
Percentage change in NAV	(26.3)%	13.7%
Shares outstanding beginning of period	11,167,347	2,738,729
Shares outstanding end of period	5,667,347	2,758,729
Percentage change in shares outstanding	(49.3)%	0.7%
Shares created	10,600,000	9,070,000
Shares redeemed	16,100,000	9,050,000
Per share NAV beginning of period	$35.86	$103.86
Per share NAV end of period	$52.10	$117.22
Percentage change in per share NAV	45.3%	12.9%
Percentage change in benchmark	34.0%	12.4%
Benchmark annualized volatility	77.5%	69.4%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,167,347 outstanding Shares at December 31, 2025 to 5,667,347 outstanding Shares at March 31, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 2,738,729 outstanding Shares at December 31, 2024 to 2,758,729 outstanding Shares at March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 45.3% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 12.9% for the three months ended March 31, 2025, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 34.0% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 12.4% for the three months ended March 31, 2025, can be attributed to a greater increase in the value of near-term futures contracts on the VIX futures curve during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$752,730	$1,076,597
Management fee	853,358	836,310
Brokerage commission	638,333	887,712
Futures account fees	69,165	86,907
Net realized gain (loss)	76,025,723	99,921,387
Change in net unrealized appreciation (depreciation)	80,039,399	19,633,361
Net Income (loss)	$156,817,852	$120,631,345

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a greater increase in the value of futures prices during the three months ended March 31, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$48,665,350	$44,505,646
NAV end of period	$45,015,244	$61,327,343
Percentage change in NAV	(7.5)%	37.8%
Shares outstanding beginning of period	2,549,970	2,199,970
Shares outstanding end of period	2,449,970	2,799,970
Percentage change in shares outstanding	(3.9)%	27.3%
Shares created	150,000	900,000
Shares redeemed	250,000	300,000
Per share NAV beginning of period	$19.08	$20.23
Per share NAV end of period	$18.37	$21.90
Percentage change in per share NAV	(3.7)%	8.3%
Percentage change in benchmark	(1.3)%	4.9%
Benchmark annualized volatility	8.9%	8.5%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,549,970 outstanding Shares at December 31, 2025 to 2,449,970 outstanding Shares at March 31, 2026. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,799,970 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.7% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 8.3% for the three months ended March 31, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 1.3% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 4.9% for the three months ended March 31, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$241,770	$391,107
Management fee	112,303	137,014
Net realized gain (loss)	(2,918,193)	1,642,642
Change in net unrealized appreciation (depreciation)	933,536	2,667,939
Net Income (loss)	$(1,742,887)	$4,701,688

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due a decrease in the value of the Japanese yen versus the U.S. dollar, during the three months ended March 31, 2026.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$89,466,390	$121,997,334
NAV end of period	$989,256,741	$179,185,227
Percentage change in NAV	1,005.7%	46.9%
Shares outstanding beginning of period	4,555,220	7,205,220
Shares outstanding end of period	117,305,220	10,705,220
Percentage change in shares outstanding	2,475.2%	48.6%
Shares created	135,500,000	10,100,000
Shares redeemed	22,750,000	6,600,000
Per share NAV beginning of period	$19.64	$16.93
Per share NAV end of period	$8.43	$16.74
Percentage change in per share NAV	(57.1)%	(1.1)%
Percentage change in benchmark	44.4%	(0.5)%
Benchmark annualized volatility	38.7%	19.6%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 4,555,220 outstanding Shares at December 31, 2025 to 117,305,220 outstanding Shares at March 31, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 7,205,220 outstanding Shares at December 31, 2024 to 10,705,220 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 57.1% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 1.1% for the three months ended March 31, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 44.4% for the three months ended March 31, 2026, as compared to the benchmark’s decline of 0.5% for the three months ended March 31, 2025, can be attributed to an increase in the value of WTI Crude Oil during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$1,255,630	$1,392,723
Management fee	638,171	481,324
Brokerage commission	119,426	60,776
Net realized gain (loss)	(96,836,180)	8,933,899
Change in net unrealized appreciation (depreciation)	(57,023,841)	3,484,550
Net Income (loss)	$(152,604,391)	$13,811,172

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in the value of WTI Crude Oil, during the three months ended March 31, 2026.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$144,377,091	$260,940,143
NAV end of period	$206,828,508	$573,853,468
Percentage change in NAV	43.3%	119.9%
Shares outstanding beginning of period	4,033,712	5,983,712
Shares outstanding end of period	9,483,712	29,133,712
Percentage change in shares outstanding	135.1%	386.9%
Shares created	65,100,000	47,000,000
Shares redeemed	59,650,000	23,850,000
Per share NAV beginning of period	$35.79	$43.61
Per share NAV end of period	$21.81	$19.70
Percentage change in per share NAV	(39.1)%	(54.8)%
Percentage change in benchmark	(4.2)%	31.4%
Benchmark annualized volatility	90.6%	61.6%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 4,033,712 outstanding Shares at December 31, 2025 to 9,483,712 outstanding Shares at March 31, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,983,712 outstanding Shares at December 31, 2024 to 29,133,712 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.1% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 54.8% for the three months ended March 31, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 4.2% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 31.4% for the three months ended March 31, 2025, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$852,742	$2,805,691
Management fee	717,122	1,087,219
Brokerage commission	515,434	504,500
Futures account fees	28,465	46,040
Net realized gain (loss)	179,884,405	(221,827,712)
Change in net unrealized appreciation (depreciation)	(11,890,582)	(14,598,037)
Net Income (loss)	$168,846,565	$(233,620,058)

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in the value of Henry Hub Natural Gas during the three months ended March 31, 2026.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$35,498,605	$41,892,674
NAV end of period	$36,987,692	$33,912,850
Percentage change in NAV	4.2%	(19.0)%
Shares outstanding beginning of period	1,250,000	1,200,000
Shares outstanding end of period	1,250,000	1,050,000
Percentage change in shares outstanding	—%	(12.5)%
Shares created	100,000	50,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$28.40	$34.91
Per share NAV end of period	$29.59	$32.30
Percentage change in per share NAV	4.2%	(7.5)%
Percentage change in benchmark	(1.6)%	4.4%
Benchmark annualized volatility	7.4%	8.9%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2025 to March 31, 2026. By comparison, during the three months ended March 31, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,200,000 outstanding Shares at December 31, 2024 to 1,050,000 outstanding Shares at March 31, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.2% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 7.5% for the three months ended March 31, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 1.6% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 4.4% for the three months ended March 31, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$172,276	$258,107
Management fee	81,273	89,948
Net realized gain (loss)	612,886	(1,630,953)
Change in net unrealized appreciation (depreciation)	605,796	(1,344,718)
Net Income (loss)	$1,390,958	$(2,717,564)

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended March 31, 2026.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$81,475,214	$16,624,428
NAV end of period	$118,571,176	$45,122,935
Percentage change in NAV	45.5%	171.4%
Shares outstanding beginning of period	3,136,631	236,744
Shares outstanding end of period	5,786,631	886,744
Percentage change in shares outstanding	84.5%	274.6%
Shares created	10,850,000	750,000
Shares redeemed	8,200,000	100,000
Per share NAV beginning of period	$25.98	$70.22
Per share NAV end of period	$20.49	$50.89
Percentage change in per share NAV	(21.1)%	(27.5)%
Percentage change in benchmark	7.1%	18.2%
Benchmark annualized volatility	41.4%	13.6%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 3,136,631 outstanding Shares at December 31, 2025 to 5,786,631 outstanding Shares at March 31, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 236,744 outstanding Shares at December 31, 2024 to 886,744 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.1% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 27.5% for the three months ended March 31, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 7.1% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 18.2% for the three months ended March 31, 2025, can be attributed to a lesser increase increase in the value of gold futures contracts during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$422,734	$152,848
Management fee	223,987	57,780
Brokerage commission	7,045	2,079
Net realized gain (loss)	(15,033,153)	(3,442,604)
Change in net unrealized appreciation (depreciation)	13,282,845	(4,325,716)
Net Income (loss)	$(1,327,574)	$(7,615,472)

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a lesser increase in the value of the futures prices during the three months ended March 31, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$197,022,578	$23,752,619
NAV end of period	$141,592,802	$32,867,619
Percentage change in NAV	(28.1)%	38.4%
Shares outstanding beginning of period	3,701,026	56,026
Shares outstanding end of period	6,190,818	111,026
Percentage change in shares outstanding	67.3%	98.2%
Shares created	50,840,000	115,000
Shares redeemed	48,350,208	60,000
Per share NAV beginning of period	$53.23	$423.96
Per share NAV end of period	$22.87	$296.04
Percentage change in per share NAV	(57.0)%	(30.2)%
Percentage change in benchmark	6.3%	18.5%
Benchmark annualized volatility	103.0%	24.6%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 3,701,026 outstanding Shares at December 31, 2025 to 6,190,818 outstanding Shares at March 31, 2026. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 56,026 outstanding Shares at December 31, 2024 to 111,026 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 57.0% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 30.2% for the three months ended March 31, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 6.3% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 18.5% for the three months ended March 31, 2025, can be attributed to a lesser increase in the value of the silver futures contracts during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$743,614	$112,155
Management fee	554,744	61,371
Brokerage commission	27,902	4,329
Net realized gain (loss)	(37,765,325)	(3,108,986)
Change in net unrealized appreciation (depreciation)	23,827,889	(5,052,048)
Net Income (loss)	$(13,193,822)	$(8,048,879)

The Fund’s net income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a lesser increase in the value of futures prices during the three months ended March 31, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$35,516,416	$26,080,295
NAV end of period	$29,016,468	$26,449,371
Percentage change in NAV	(18.3)%	1.4%
Shares outstanding beginning of period	697,160	547,160
Shares outstanding end of period	547,160	597,160
Percentage change in shares outstanding	(21.5)%	9.1%
Shares created	200,000	150,000
Shares redeemed	350,000	100,000
Per share NAV beginning of period	$50.94	$47.66
Per share NAV end of period	$53.03	$44.29
Percentage change in per share NAV	4.1%	(7.1)%
Percentage change in benchmark	(1.3)%	4.9%
Benchmark annualized volatility	8.9%	8.5%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 697,160 outstanding Shares at December 31, 2025 to 547,160 outstanding Shares at March 31, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 547,160 outstanding Shares at December 31, 2024 to 597,160 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.1% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV decrease of 7.1% for the three months ended March 31, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s decline of 1.3% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 4.9% for the three months ended March 31, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$160,744	$155,036
Management fee	74,000	53,937
Net realized gain (loss)	1,368,736	(158,694)
Change in net unrealized appreciation (depreciation)	(714,808)	(1,804,651)
Net Income (loss)	$814,672	$(1,808,309)

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2026.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$45,911,058	$28,111,210
NAV end of period	$71,221,078	$34,246,807
Percentage change in NAV	55.1%	21.8%
Shares outstanding beginning of period	3,012,403	1,937,403
Shares outstanding end of period	4,137,403	2,162,403
Percentage change in shares outstanding	37.3%	11.6%
Shares created	1,600,000	1,300,000
Shares redeemed	475,000	1,075,000
Per share NAV beginning of period	$15.24	$14.51
Per share NAV end of period	$17.21	$15.84
Percentage change in per share NAV	13.0%	9.2%
Percentage change in benchmark	13.4%	9.6%
Benchmark annualized volatility	22.7%	30.8%

During the three months ended March 31, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 3,012,403 outstanding Shares at December 31, 2025 to 4,137,403 outstanding Shares at March 31, 2026. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,937,403 outstanding Shares at December 31, 2024 to 2,162,403 outstanding Shares at March 31, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.0% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 9.2% for the three months ended March 31, 2025, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 13.4% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 9.6% for the three months ended March 31, 2025, can be attributed to a greater increase in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$310,647	$201,460
Management fee	130,064	63,974
Brokerage commission	14,946	12,545
Futures account fees	4,027	3,120
Net realized gain (loss)	552,915	707,192
Change in net unrealized appreciation (depreciation)	7,535,733	1,624,484
Net Income (loss)	$8,399,295	$2,533,136

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a greater increase in the value of the futures prices during the three months ended March 31, 2026.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
NAV beginning of period	$227,464,736	$133,641,615
NAV end of period	$173,679,251	$162,998,741
Percentage change in NAV	(23.6)%	22.0%
Shares outstanding beginning of period	8,841,252	2,966,252
Shares outstanding end of period	5,066,252	3,241,252
Percentage change in shares outstanding	(42.7)%	9.3%
Shares created	1,150,000	4,725,000
Shares redeemed	4,925,000	4,450,000
Per share NAV beginning of period	$25.73	$45.05
Per share NAV end of period	$34.28	$50.29
Percentage change in per share NAV	33.3%	11.6%
Percentage change in benchmark	34.0%	12.4%
Benchmark annualized volatility	77.5%	69.4%

During the three months ended March 31, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,841,252 outstanding Shares at December 31, 2025 to 5,066,252 outstanding Shares at March 31, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 3,241,252 outstanding Shares at March 31, 2025.

For the three months ended March 31, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.3% for the three months ended March 31, 2026, as compared to the Fund’s per Share NAV increase of 11.6% for the three months ended March 31, 2025, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2026.

The benchmark’s rise of 34.0% for the three months ended March 31, 2026, as compared to the benchmark’s rise of 12.4% for the three months ended March 31, 2025, can be attributed to a greater increase in the value of the near-term futures contracts on the VIX futures curve during the period ended March 31, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income (loss)	$990,257	$958,678
Management fee	466,498	366,495
Brokerage commission	81,441	170,727
Futures account fees	34,200	66,398
Net realized gain (loss)	33,898,874	32,209,263
Change in net unrealized appreciation (depreciation)	34,670,322	6,981,481
Net Income (loss)	$69,559,453	$40,149,422

The Fund’s net income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a greater increase in the value of the futures prices during the three months ended March 31, 2026.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of March 31, 2026 and 2025, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2026 and 2025, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2026	1,763	$25.02	1,000	$(44,114,491)
VIX Futures (Cboe)	Short	May 2026	1,955	24.41	1,000	(47,725,460)

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	April 2025	2,951	$20.84	1,000	$(61,509,169)
VIX Futures (Cboe)	Short	May 2025	2,677	20.49	1,000	(54,844,234)

The March 31, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2026 and 2025, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2026	1,824	$93.16	1,000	$169,923,840
WTI Crude Oil (NYMEX)	Long	December 2026	1,920	72.47	1,000	139,142,400
WTI Crude Oil (Need Exch)	Long	June 2027	2,013	69.69	1,000	140,285,970

Swap Agreements as of March 31, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$104.9474	$67,778,389
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	104.9474	294,117,187
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	104.9474	89,348,858
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	104.9474	223,254,814
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	104.9474	81,724,115

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	June 2025	1,222	$70.95	1,000	$86,700,900
WTI Crude Oil (NYMEX)	Long	December 2025	1,269	67.42	1,000	85,555,980
WTI Crude Oil (NYMEX)	Long	June 2026	1,292	65.81	1,000	85,026,520

Swap Agreements as of March 31, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$84.3063	$54,447,706
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	84.3063	236,270,092
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	84.3063	71,775,686
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	84.3063	179,344,961
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	84.3063	65,650,581

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2026 and 2025 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreement is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2026 and 2025, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2026	26,254	$2.88	10,000	$757,165,360

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2025	11,276	$4.12	10,000	$464,458,440

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of March 31, 2026 and 2025, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/10/26	5,925,921	1.1602	$6,875,372
Euro	UBS AG	Long	04/10/26	5,397,502	1.1607	6,264,985
Euro	Goldman Sachs International	Short	04/10/26	(231,000)	1.1502	(265,683)
Euro	UBS AG	Short	04/10/26	(120,000)	1.1492	(137,903)

Foreign Currency Forward Contracts as of March 31, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/25	5,661,921	1.0783	$6,105,240
Euro	UBS AG	Long	04/04/25	3,991,502	1.0793	4,307,868
Euro	Goldman Sachs International	Short	04/04/25	(105,000)	1.0837	(113,785)
Euro	UBS AG	Short	04/04/25	(111,000)	1.0827	(120,182)

The March 31, 2026 and 2025 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of March 31, 2026 and 2025 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2026	2,226	$4,678.60	100	$1,041,456,360

Swap Agreements as of March 31, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$417.6410	$599,822,238
Bloomberg Gold Subindex	Goldman Sachs International	Long	417.6410	109,842,924
Bloomberg Gold Subindex	UBS AG	Long	417.6410	355,972,374

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2025	1,843	$3,150.30	100	$580,600,290

Swap Agreements as of March 31, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$295.1779	$163,451,198
Bloomberg Gold Subindex	Goldman Sachs International	Long	295.1779	77,634,149
Bloomberg Gold Subindex	UBS AG	Long	295.1779	139,577,699

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of March 31, 2026 and 2025 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2026	3,654	$74.92	5,000	$1,368,770,130

Swap Agreements as of March 31, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$556.6949	$1,016,244,234
Bloomberg Silver Subindex	Goldman Sachs International	Long	556.6949	219,382,883
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	556.6949	213,204,683
Bloomberg Silver Subindex	UBS AG	Long	556.6949	888,119,421

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2025	3,875	$34.61	5,000	$670,588,125

Swap Agreements as of March 31, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$270.6917	$340,679,271
Bloomberg Silver Subindex	Goldman Sachs International	Long	270.6917	29,985,332
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	270.6917	203,438,889
Bloomberg Silver Subindex	UBS AG	Long	270.6917	191,475,722

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2026 and 2025, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2026	8,499	$25.02	1,000	$212,665,378
VIX Futures (Cboe)	Long	May 2026	9,441	24.41	1,000	230,473,692

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	12,297	$20.84	1,000	$256,312,520
VIX Futures (Cboe)	Long	May 2025	11,145	20.49	1,000	228,329,844

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of March 31, 2026 and 2025, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/10/26	8,167,890,056	0.006320	$51,619,157
Yen	UBS AG	Long	04/10/26	7,172,220,856	0.006324	45,354,005
Yen	Goldman Sachs International	Short	04/10/26	(217,500,000)	0.006294	(1,368,860)
Yen	UBS AG	Short	04/10/26	(857,295,000)	0.006270	(5,375,283)

Foreign Currency Forward Contracts as of March 31, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/25	9,854,369,056	0.006750	$66,519,631
Yen	UBS AG	Long	04/04/25	10,126,928,856	0.006750	68,353,690
Yen	Goldman Sachs International	Short	04/04/25	(289,802,000)	0.006672	(1,933,473)
Yen	UBS AG	Short	04/04/25	(1,286,656,000)	0.006707	(8,630,237)

The March 31, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2026 and 2025, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2026	7,918	$93.16	1,000	$(737,640,880)
WTI Crude Oil (NYMEX)	Short	December 2026	8,606	72.47	1,000	(623,676,820)
WTI Crude Oil (NYMEX)	Short	June 2027	8,853	69.69	1,000	(616,965,570)

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	June 2025	1,705	$70.95	1,000	$(120,969,750)
WTI Crude Oil (NYMEX)	Short	December 2025	1,766	67.42	1,000	(119,063,720)
WTI Crude Oil (NYMEX)	Short	June 2026	1,798	65.81	1,000	(118,326,380)

The March 31, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2026 and 2025, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2026	14,345	$2.88	10,000	$(413,709,800)

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2025	27,864	$4.12	10,000	$(1,147,718,160)

The March 31, 2026 and 2025 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2026 and 2025, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/10/26	918,000	1.1623	$1,067,004
Euro	UBS AG	Long	04/10/26	5,343,000	1.1565	6,179,444
Euro	Goldman Sachs International	Short	04/10/26	(33,731,263)	1.1588	(39,087,687)
Euro	UBS AG	Short	04/10/26	(36,591,199)	1.1602	(42,452,348)

Foreign Currency Forward Contracts as of March 31, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/25	4,564,000	1.0859	$4,955,954
Euro	UBS AG	Long	04/04/25	6,770,000	1.0836	7,335,965
Euro	Goldman Sachs International	Short	04/04/25	(35,749,263)	1.0783	(38,548,125)
Euro	UBS AG	Short	04/04/25	(38,200,199)	1.0805	(41,276,853)

The March 31, 2026 and 2025 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of March 31, 2026 and 2025 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2026	327	$4,678.60	100	$(152,990,220)

Swap Agreements as of March 31, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$417.6410	$(57,944,054)
Bloomberg Gold Subindex	Goldman Sachs International	Short	417.6410	(10,289,004)
Bloomberg Gold Subindex	UBS AG	Short	417.6410	(15,914,276)

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2025	210	$3,150.30	100	$(66,156,300)

Swap Agreements as of March 31, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$295.1779	$(5,548,546)
Bloomberg Gold Subindex	Goldman Sachs International	Short	295.1779	(7,272,003)
Bloomberg Gold Subindex	UBS AG	Short	295.1779	(11,247,801)

The March 31, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of March 31, 2026 and 2025 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2026	390	$74.92	5,000	$(146,092,050)

Swap Agreements as of March 31, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$556.6949	$(42,808,569)
Bloomberg Silver Subindex	Goldman Sachs International	Short	556.6949	(38,159,209)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	556.6949	(3,772,164)
Bloomberg Silver Subindex	UBS AG	Short	556.6949	(51,957,510)

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2025	175	$34.61	5,000	$(30,284,625)

Swap Agreements as of March 31, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$270.6917	$(18,620,536)
Bloomberg Silver Subindex	Goldman Sachs International	Short	270.6917	(13,297,188)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	270.6917	(1,834,207)
Bloomberg Silver Subindex	UBS AG	Short	270.6917	(1,757,901)

The March 31, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of March 31, 2026 and 2025, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/10/26	150,281,000	0.006321	$949,987
Yen	UBS AG	Long	04/10/26	1,298,109,000	0.006311	8,191,874
Yen	Goldman Sachs International	Short	04/10/26	(4,898,069,165)	0.006322	(30,953,858)
Yen	UBS AG	Short	04/10/26	(5,768,986,424)	0.006271	(36,460,043)

Foreign Currency Forward Contracts as of March 31, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/25	42,985,000	0.006729	$289,256
Yen	UBS AG	Long	04/04/25	638,109,150	0.006739	4,300,484
Yen	Goldman Sachs International	Short	04/04/25	(3,211,349,165)	0.006745	(21,660,565)
Yen	UBS AG	Short	04/04/25	(5,373,110,574)	0.006713	(36,069,177)

The March 31, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2026 and 2025, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2026	462	$24.41	1,000	$11,277,097
VIX Futures (Cboe)	Long	August 2026	974	24.30	1,000	23,668,492
VIX Futures (Cboe)	Long	September 2026	974	24.35	1,000	23,716,900
VIX Futures (Cboe)	Long	October 2026	513	24.50	1,000	12,568,500

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2025	290	$20.60	1,000	$5,974,493
VIX Futures (Cboe)	Long	August 2025	554	20.55	1,000	11,384,257
VIX Futures (Cboe)	Long	September 2025	554	20.64	1,000	11,436,001
VIX Futures (Cboe)	Long	October 2025	264	20.63	1,000	5,447,138

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of March 31, 2026 and 2025, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of March 31, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2026	3,337	$25.02	1,000	$83,499,749
VIX Futures (Cboe)	Long	May 2026	3,699	24.41	1,000	90,299,988

Futures Positions as of March 31, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	April 2025	4,129	$20.84	1,000	$86,062,811
VIX Futures (Cboe)	Long	May 2025	3,744	20.49	1,000	76,704,077

The March 31, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2026, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2026, the Trust is not a party to any material legal proceedings.

Item 1A. Risk Factors.

Below, we describe new risk factors not previously included in our Annual Report on Form 10-K for the year ending December 31, 2025. Aside from these additions, there have been no other material changes to the risk factors. Please refer to the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Title of Securities Registered*		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	01/01/26 to 01/31/26	250,000	$55.59
	02/01/26 to 02/28/26	500,000	$52.70
	03/01/26 to 03/31/26	100,000	$50.81
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest
	01/01/26 to 01/31/26	2,900,000	$21.26
	02/01/26 to 02/28/26	2,600,000	$22.96
	03/01/26 to 03/31/26	14,150,000	$38.75
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest
	01/01/26 to 01/31/26	37,550,000	$26.26
	02/01/26 to 02/28/26	4,900,000	$20.59
	03/01/26 to 03/31/26	11,150,000	$18.47

ProShares Ultra Euro Common Units of Beneficial Interest
	01/01/26 to 01/31/26	—	$—
	02/01/26 to 02/28/26	—	$—
	03/01/26 to 03/31/26	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest
	01/01/26 to 01/31/26	800,000	$71.40
	02/01/26 to 02/28/26	1,300,000	$68.47
	03/01/26 to 03/31/26	4,800,000	$69.99
ProShares Ultra Silver Common Units of Beneficial Interest
	01/01/26 to 01/31/26	3,400,000	$273.50
	02/01/26 to 02/28/26	4,000,000	$157.40
	03/01/26 to 03/31/26	3,350,000	$131.26
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest
	01/01/26 to 01/31/26	4,050,000	$36.64
	02/01/26 to 02/28/26	4,650,000	$38.55
	03/01/26 to 03/31/26	7,400,000	$49.85
ProShares Ultra Yen Common Units of Beneficial Interest
	01/01/26 to 01/31/26	50,000	$19.90
	02/01/26 to 02/28/26	50,000	$19.33
	03/01/26 to 03/31/26	150,000	$18.42
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest
	01/01/26 to 01/31/26	550,000	$19.41
	02/01/26 to 02/28/26	1,050,000	$15.99
	03/01/26 to 03/31/26	21,150,000	$9.33
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest
	01/01/26 to 01/31/26	4,950,000	$34.88
	02/01/26 to 02/28/26	40,750,000	$21.73
	03/01/26 to 03/31/26	13,950,000	$20.99
ProShares UltraShort Euro Common Units of Beneficial Interest
	01/01/26 to 01/31/26	50,000	$28.71
	02/01/26 to 02/28/26	50,000	$27.91
	03/01/26 to 03/31/26	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest
	01/01/26 to 01/31/26	350,000	$22.91
	02/01/26 to 02/28/26	4,700,000	$19.25
	03/01/26 to 03/31/26	3,150,000	$20.78
ProShares UltraShort Silver** Common Units of Beneficial Interest
	01/01/26 to 01/31/26	14,545,000	$27.37
	02/01/26 to 02/28/26	22,955,000	$24.73
	03/01/26 to 03/31/26	10,850,208	$23.11
ProShares UltraShort Yen Common Units of Beneficial Interest
	01/01/26 to 01/31/26	200,000	$49.87
	02/01/26 to 02/28/26	100,000	$49.93
	03/01/26 to 03/31/26	50,000	$53.31

ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest
	01/01/26 to 01/31/26	—	$—
	02/01/26 to 02/28/26	175,000	$15.53
	03/01/26 to 03/31/26	300,000	$16.59
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest
	01/01/26 to 01/31/26	700,000	$26.18
	02/01/26 to 02/28/26	325,000	$27.55
	03/01/26 to 03/31/26	3,900,000	$32.98

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended March 31, 2026.

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
Date: May 8, 2026

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: May 8, 2026