Form 10-Q
period 2026-06-30
ProShares Trust II
filed 2026-08-07
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
5
, 2026, the registrant had 131,511,975 shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,647,705 and $59,898,070, respectively)	$44,645,753	$59,907,798
Affiliated investments (cost $75,046,500 and $–, respectively)	75,045,000	—
Cash	14,257,532	87,603,058
Segregated cash balances with brokers for futures contracts	86,217,117	93,632,448
Receivable on open futures contracts	1,590,334	1,909,294
Receivable for dividends from affiliates	59,293	—
Interest receivable	303,760	340,241

Total assets	222,118,789	243,392,839

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	386,535	851,049
Brokerage commissions and futures account fees payable	5,609	6,400
Payable to Sponsor	179,403	184,353

Total liabilities	571,547	1,041,802

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	221,547,242	242,351,037

Total liabilities and shareholders’ equity	$222,118,789	$243,392,839

Shares outstanding	3,868,614	4,368,614

Net asset value per share	$57 .27	$55 .48

Market value per share (Note 2)	$57 .26	$55 .38

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.705% due 09/10/26	$25,000,000	$24,819,295
3.763% due 09/24/26	20,000,000	19,826,458

Total short-term U.S. government and agency obligations (cost $44,647,705)		$44,645,753

	Shares
Affiliated Investments
Exchange Traded Fund
(34% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $75,046,500)	750,000	75,045,000

Total Investments in Securities (cost $119,694,205)		$119,690,753

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2026	3,674	$65,950,872	$10,054,253
VIX Futures - Cboe, expires August 2026	2,368	44,871,232	1,876,976

			$11,931,229

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,082,679	$3,664,726	$2,304,724	$5,820,643
Dividends from affiliates (Note 5)	583,084	—	790,653	—

Total income	1,665,763	3,664,726	3,095,377	5,820,643

Expenses
Management fee	541,259	973,113	1,031,026	1,528,502
Brokerage commissions	99,757	205,533	199,725	332,745
Futures account fees	16,359	27,459	30,217	53,156

Total expenses	657,375	1,206,105	1,260,968	1,914,403

Net investment income (loss)	1,008,388	2,458,621	1,834,409	3,906,240

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,396,869	2,005	13,691,256	(17,634,848)
Short-term U.S. government and agency obligations	—	455	—	455
Affiliated investments	—	—	5,000	—
Payment from affiliate (Note 5)	24,192	—	34,394	—

Net realized gain (loss)	32,421,061	2,460	13,730,650	(17,634,393)

Change in net unrealized appreciation (depreciation) on
Futures contracts	15,231,904	13,636,368	(3,768,368)	13,401,093
Short-term U.S. government and agency obligations	(1,904)	855	(11,680)	(6,808)
Affiliated investments	(19,500)	—	(1,500)	—

Change in net unrealized appreciation (depreciation)	15,210,500	13,637,223	(3,781,548)	13,394,285

Net realized and unrealized gain (loss)	47,631,561	13,639,683	9,949,102	(4,240,108)

Net income (loss)	$48,639,949	$16,098,304	$11,783,511	$(333,868)

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$183,969,223	$232,107,856	$242,351,037	$266,090,233

Addition of 500,000, 16,400,000, 1,000,000 and 18,650,000 shares, respectively	24,974,155	607,449,230	48,766,747	713,832,219
Redemption of 650,000, 14,900,000, 1,500,000 and 17,400,000 shares, respectively	(36,036,085)	(575,729,990)	(81,354,053)	(699,663,184)

Net addition (redemption) of (150,000), 1,500,000, (500,000) and 1,250,000 shares, respectively	(11,061,930)	31,719,240	(32,587,306)	14,169,035

Net investment income (loss)	1,008,388	2,458,621	1,834,409	3,906,240
Net realized gain (loss)	32,421,061	2,460	13,730,650	(17,634,393)
Change in net unrealized appreciation (depreciation)	15,210,500	13,637,223	(3,781,548)	13,394,285

Net income (loss)	48,639,949	16,098,304	11,783,511	(333,868)

Shareholders’ equity, end of period	$221,547,242	$279,925,400	$221,547,242	$279,925,400

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$11,783,511	$(333,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(179,078,390)	(303,335,606)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	195,000,000	330,000,455
Cost of affiliated investments purchased	(85,050,500)	—
Proceeds from affiliated investments sold	10,009,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(671,245)	(1,733,327)
Net realized (gain) loss on investments	(5,000)	(455)
Change in unrealized (appreciation) depreciation on investments	13,180	6,808
Decrease (Increase) in receivable on open futures contracts	318,960	(1,065,631)
Decrease (Increase) in receivable for dividends from affiliates	(59,293)	—
Decrease (Increase) in interest receivable	36,481	(217,468)
Increase (Decrease) in payable to Sponsor	(4,950)	(413)
Increase (Decrease) in brokerage commissions and futures account fees payable	(791)	(2,318)
Increase (Decrease) in payable on open futures contracts	(464,514)	(1,011,830)

Net cash provided by (used in) operating activities	(48,173,551)	22,306,347

Cash flow from financing activities
Proceeds from addition of shares	48,766,747	713,832,219
Payment on shares redeemed	(81,354,053)	(699,663,184)

Net cash provided by (used in) financing activities	(32,587,306)	14,169,035

Net increase (decrease) in cash	(80,760,857)	36,475,382
Cash, beginning of period	181,235,506	241,154,040

Cash, end of period	$100,474,649	$277,629,422

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $248,644,399 and $149,544,793, respectively)	$248,639,306	$149,575,489
Affiliated investments (cost $70,028,000 and $–, respectively)	70,049,000	—
Cash	50,510,916	101,024,953
Segregated cash balances with brokers for futures contracts	15,179,228	38,125,720
Segregated cash balances with brokers for swap agreements	—	109,128,769
Unrealized appreciation on swap agreements	391,156	—
Due from counterparty	3,496,381	—
Receivable on open futures contracts	256,600	602,246
Receivable for dividends from affiliates	110,873	—
Interest receivable	171,450	368,065

Total assets	388,804,910	398,825,242

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,895,283
Payable on open futures contracts	861,657	1,426,673
Payable to Sponsor	282,284	314,178
Unrealized depreciation on swap agreements	75,696,856	11,151,121

Total liabilities	76,840,797	15,787,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	311,964,113	383,037,987

Total liabilities and shareholders’ equity	$388,804,910	$398,825,242

Shares outstanding	9,593,096	19,843,096

Net asset value per share	$32 .52	$19 .30

Market value per share (Note 2)	$32 .95	$19 .32

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.806% due 07/09/26 †	$20,000,000	$19,983,888
3.678% due 07/14/26 †	10,000,000	9,987,054
3.673% due 08/06/26 †	85,000,000	84,692,300
3.773% due 09/08/26	30,000,000	29,788,113
3.706% due 09/10/26 †	40,000,000	39,710,872
3.770% due 09/17/26 †	55,000,000	54,563,850
3.763% due 09/24/26 †	10,000,000	9,913,229

Total short-term U.S. government and agency obligations (cost $248,644,399)		$248,639,306

	Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $70,028,000)	700,000	70,049,000

Total Investments in Securities (cost $318,672,399)		$318,688,306

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2026	525	$36,366,750	$(5,237,470)
WTI Crude Oil - NYMEX, expires December 2026	566	38,686,100	1,696,621
WTI Crude Oil - NYMEX, expires June 2027	585	38,996,100	(105,078)

			$(3,645,927)

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	07/06/26	$62,978,759	$(2,576,150)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	07/06/26	163,484,486	(32,233,988)
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	07/06/26	207,445,344	(40,886,718)
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	07/06/26	75,936,938	391,156

				$(75,305,700)

Total Unrealized Appreciation				$391,156

Total Unrealized Depreciation				$(75,696,856)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$2,632,705	$3,240,612	$4,551,207	$6,745,716
Dividends from affiliates (Note 5)	1,114,675	—	1,803,495	—

Total income	3,747,380	3,240,612	6,354,702	6,745,716

Expenses
Management fee	1,016,255	951,694	2,134,963	1,916,607
Brokerage commissions	56,298	61,348	166,497	107,916

Total expenses	1,072,553	1,013,042	2,301,460	2,024,523

Net investment income (loss)	2,674,827	2,227,570	4,053,242	4,721,193

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	68,072,675	(14,353,923)	108,222,340	(3,195,195)
Swap agreements	77,435,368	(14,238,283)	260,277,893	(9,880,150)
Short-term U.S. government and agency obligations	—	322	—	322
Affiliated investments	(32,428)	—	(49,228)	—
Payment from affiliate (Note 5)	48,424	—	77,510	—

Net realized gain (loss)	145,524,039	(28,591,884)	368,528,515	(13,075,023)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(74,612,147)	(8,595,750)	43,180	(7,581,547)
Swap agreements	(113,381,322)	(32,742,289)	(64,154,579)	(34,191,987)
Short-term U.S. government and agency obligations	(8,360)	2,253	(35,789)	(26,602)
Affiliated investments	60,660	—	21,000	—

Change in net unrealized appreciation (depreciation)	(187,941,169)	(41,335,786)	(64,126,188)	(41,800,136)

Net realized and unrealized gain (loss)	(42,417,130)	(69,927,670)	304,402,327	(54,875,159)

Net income (loss)	$(39,742,303)	$(67,700,100)	$308,455,569	$(50,153,966)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$602,898,547	$432,463,827	$383,037,987	$523,420,064

Addition of 8,000,000, 9,200,000, 23,350,000 and 14,900,000 shares, respectively	330,095,494	196,937,660	850,023,608	342,452,798
Redemption of 13,950,000, 6,450,000, 33,600,000 and 15,250,000 shares, respectively	(581,287,625)	(141,207,874)	(1,229,553,051)	(395,225,383)

Net addition (redemption) of (5,950,000), 2,750,000, (10,250,000) and (350,000) shares, respectively	(251,192,131)	55,729,786	(379,529,443)	(52,772,585)

Net investment income (loss)	2,674,827	2,227,570	4,053,242	4,721,193
Net realized gain (loss)	145,524,039	(28,591,884)	368,528,515	(13,075,023)
Change in net unrealized appreciation (depreciation)	(187,941,169)	(41,335,786)	(64,126,188)	(41,800,136)

Net income (loss)	(39,742,303)	(67,700,100)	308,455,569	(50,153,966)

Shareholders’ equity, end of period	$311,964,113	$420,493,513	$311,964,113	$420,493,513

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$308,455,569	$(50,153,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(621,111,085)	(656,357,446)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	525,000,000	710,000,322
Cost of affiliated investments purchased	(250,204,460)	—
Proceeds from affiliated investments sold	180,127,232	—
Net amortization and accretion on short-term U.S. government and agency obligations	(2,988,521)	(3,877,211)
Net realized (gain) loss on investments	49,228	(322)
Change in unrealized (appreciation) depreciation on investments	64,169,368	34,218,589
Decrease (Increase) in due from counterparty	(3,496,381)	—
Decrease (Increase) in receivable on open futures contracts	345,646	2,157,183
Decrease (Increase) in receivable for dividends from affiliates	(110,873)	—
Decrease (Increase) in interest receivable	196,615	33,780
Increase (Decrease) in payable to Sponsor	(31,894)	(103,457)
Increase (Decrease) in payable on open futures contracts	(565,016)	454,017

Net cash provided by (used in) operating activities	199,835,428	36,371,489

Cash flow from financing activities
Proceeds from addition of shares	850,023,608	341,328,074
Payment on shares redeemed	(1,232,448,334)	(394,599,683)

Net cash provided by (used in) financing activities	(382,424,726)	(53,271,609)

Net increase (decrease) in cash	(182,589,298)	(16,900,120)
Cash, beginning of period	248,279,442	385,855,334

Cash, end of period	$65,690,144	$368,955,214

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $99,644,950 and $234,217,281, respectively)	$99,638,000	$234,273,034
Affiliated investments (cost $100,049,500 and $–, respectively)	100,070,000	—
Cash	26,058,117	141,320,716
Segregated cash balances with brokers for futures contracts	91,564,728	199,013,298
Receivable from capital shares sold	—	28,186,350
Receivable on open futures contracts	16,259,564	—
Receivable for dividends from affiliates	90,830	—
Interest receivable	269,558	581,253

Total assets	333,950,797	603,374,651

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	26,284,256	—
Payable on open futures contracts	—	67,963,288
Brokerage commissions and futures account fees payable	7,625	14,860
Payable to Sponsor	250,930	417,836

Total liabilities	26,542,811	68,395,984

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	307,407,986	534,978,667

Total liabilities and shareholders’ equity	$333,950,797	$603,374,651

Shares outstanding (Note 1)	11,111,144	11,861,524

Net asset value per share (Note 1)	$27.67	$45.10

Market value per share (Note 1) (Note 2)	$27.44	$45.80

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.645% due 08/06/26	$100,000,000	$99,638,000

Total short-term U.S. government and agency obligations (cost $99,644,950)		$99,638,000

	Shares
Affiliated Investments
Exchange Traded Fund
(33% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $100,049,500)	1,000,000	100,070,000

Total Investments in Securities (cost $199,694,450)		$199,708,000

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2026	19,249	$614,813,060	$4,878,818

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$2,019,001	$2,079,577	$4,792,683	$4,980,630
Dividends from affiliates (Note 5)	1,044,838	—	1,478,171	—

Total income	3,063,839	2,079,577	6,270,854	4,980,630

Expenses
Management fee	948,756	548,526	1,992,507	1,251,579
Brokerage commissions	439,496	288,858	852,057	571,013
Futures account fees	31,025	18,071	78,240	116,609

Total expenses	1,419,277	855,455	2,922,804	1,939,201

Net investment income (loss)	1,644,562	1,224,122	3,348,050	3,041,429

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(57,395,045)	(12,342,109)	14,982,770	210,263,119
Swap agreements	(5)	—	(5)	—
Short-term U.S. government and agency obligations	22	(224)	9,550	(224)
Affiliated investments	(27,412)	—	(27,412)	—
Payment from affiliate (Note 5)	44,515	—	63,275	—

Net realized gain (loss)	(57,377,925)	(12,342,333)	15,028,178	210,262,895

Change in net unrealized appreciation (depreciation) on
Futures contracts	31,126,328	(84,894,683)	136,975,690	(127,006,905)
Short-term U.S. government and agency obligations	(6,820)	(309)	(62,703)	(26,980)
Affiliated investments	40,000	—	20,500	—

Change in net unrealized appreciation (depreciation)	31,159,508	(84,894,992)	136,933,487	(127,033,885)

Net realized and unrealized gain (loss)	(26,218,417)	(97,237,325)	151,961,665	83,229,010

Net income (loss)	$(24,573,855)	$(96,013,203)	$155,309,715	$86,270,439

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$378,628,694	$232,237,503	$534,978,667	$396,081,499

Addition of 18,475,000, 6,575,000, 45,225,000 and 9,225,000 shares, respectively (Note 1)	497,479,345	689,968,536	1,440,168,864	1,029,287,052
Redemption of 19,175,380, 4,325,000, 45,975,380 and 9,225,000 shares, respectively (Note 1)	(544,126,198)	(491,435,042)	(1,823,049,260)	(1,176,881,196)

Net addition (redemption) of (700,380), 2,250,000, (750,380) and – shares, respectively (Note 1)	(46,646,853)	198,533,494	(382,880,396)	(147,594,144)

Net investment income (loss)	1,644,562	1,224,122	3,348,050	3,041,429
Net realized gain (loss)	(57,377,925)	(12,342,333)	15,028,178	210,262,895
Change in net unrealized appreciation (depreciation)	31,159,508	(84,894,992)	136,933,487	(127,033,885)

Net income (loss)	(24,573,855)	(96,013,203)	155,309,715	86,270,439

Shareholders’ equity, end of period	$307,407,986	$334,757,794	$307,407,986	$334,757,794

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$155,309,715	$86,270,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(398,104,310)	(387,844,619)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	534,609,251	469,917,565
Cost of affiliated investments purchased	(140,103,500)	—
Proceeds from affiliated investments sold	40,026,588	—
Net amortization and accretion on short-term U.S. government and agency obligations	(1,923,060)	(2,332,472)
Net realized (gain) loss on investments	17,862	224
Change in unrealized (appreciation) depreciation on investments	42,203	26,980
Decrease (Increase) in receivable on open futures contracts	(16,259,564)	—
Decrease (Increase) in receivable for dividends from affiliates	(90,830)	—
Decrease (Increase) in interest receivable	311,695	288,867
Increase (Decrease) in payable to Sponsor	(166,906)	(199,605)
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,235)	(7,329)
Increase (Decrease) in payable on open futures contracts	(67,963,288)	18,396,087

Net cash provided by (used in) operating activities	105,698,621	184,516,137

Cash flow from financing activities
Proceeds from addition of shares	1,468,355,214	982,318,775
Payment on shares redeemed	(1,796,765,004)	(1,176,881,196)

Net cash provided by (used in) financing activities	(328,409,790)	(194,562,421)

Net increase (decrease) in cash	(222,711,169)	(10,046,284)
Cash, beginning of period	340,334,014	323,011,189

Cash, end of period	$117,622,845	$312,964,905

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $1,994,278 and $–, respectively)	$1,994,224	$—
Cash	3,076,855	5,185,710
Segregated cash balances with brokers for foreign currency forward contracts	—	666,667
Unrealized appreciation on foreign currency forward contracts	576	62,719
Interest receivable	8,643	15,545

Total assets	5,080,298	5,930,641

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,922	4,756
Unrealized depreciation on foreign currency forward contracts	126,416	29

Total liabilities	130,338	4,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,949,960	5,925,856

Total liabilities and shareholders’ equity	$5,080,298	$5,930,641

Shares outstanding	400,000	450,000

Net asset value per share	$12 .37	$13 .17

Market value per share (Note 2)	$12 .36	$13 .16

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(40% of shareholders’ equity)
U.S. Treasury Bills^^:
3.656% due 07/30/26†	$2,000,000	$1,994,224

Total short-term U.S. government and agency obligations (cost $1,994,278)		$1,994,224

Foreign Currency Forward Contracts^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/17/26	3,554,921	$4,064,844	$(50,804)
Euro with UBS AG	07/17/26	5,265,502	6,020,792	(75,453)

Total Unrealized Depreciation				$(126,257)

Contracts to Sell
Euro with Goldman Sachs International	07/17/26	(81,000)	$(92,619)	$576
Euro with UBS AG	07/17/26	(81,000)	(92,619)	(159)

Total Unrealized Appreciation				$417

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$47,346	$68,572	$94,187	$114,044

Total income	47,346	68,572	94,187	114,044

Expenses
Management fee	13,061	18,079	27,870	29,891

Total expenses	13,061	18,079	27,870	29,891

Net investment income (loss)	34,285	50,493	66,317	84,153

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(45,142)	616,633	(224,784)	777,150

Net realized gain (loss)	(45,142)	616,633	(224,784)	777,150

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(77,992)	415,771	(188,530)	610,648
Short-term U.S. government and agency obligations	(54)	—	(54)	—

Change in net unrealized appreciation (depreciation)	(78,046)	415,771	(188,584)	610,648

Net realized and unrealized gain (loss)	(123,188)	1,032,404	(413,368)	1,387,798

Net income (loss)	$(88,903)	$1,082,897	$(347,051)	$1,471,951

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$6,347,565	$5,111,473	$5,925,856	$5,751,156

Addition of –, 200,000, 50,000 and 200,000 shares, respectively	—	2,513,699	679,857	2,513,699
Redemption of 100,000, –, 100,000 and 100,000 shares, respectively	(1,308,702)	—	(1,308,702)	(1,028,737)

Net addition (redemption) of (100,000), 200,000, (50,000) and 100,000 shares, respectively	(1,308,702)	2,513,699	(628,845)	1,484,962

Net investment income (loss)	34,285	50,493	66,317	84,153
Net realized gain (loss)	(45,142)	616,633	(224,784)	777,150
Change in net unrealized appreciation (depreciation)	(78,046)	415,771	(188,584)	610,648

Net income (loss)	(88,903)	1,082,897	(347,051)	1,471,951

Shareholders’ equity, end of period	$4,949,960	$8,708,069	$4,949,960	$8,708,069

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(347,051)	$1,471,951
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,974,191)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(20,087)	—
Change in unrealized (appreciation) depreciation on investments	188,584	(610,648)
Decrease (Increase) in interest receivable	6,902	(5,598)
Increase (Decrease) in payable to Sponsor	(834)	1,764

Net cash provided by (used in) operating activities	(2,146,677)	857,469

Cash flow from financing activities
Proceeds from addition of shares	679,857	2,513,699
Payment on shares redeemed	(1,308,702)	(1,028,737)

Net cash provided by (used in) financing activities	(628,845)	1,484,962

Net increase (decrease) in cash	(2,775,522)	2,342,431
Cash, beginning of period	5,852,377	5,903,547

Cash, end of period	$3,076,855	$8,245,978

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $398,507,049 and $548,601,553, respectively)	$398,489,670	$548,706,159
Affiliated investments (cost $180,072,000 and $–, respectively)	180,126,000	—
Cash	61,461,361	379,927,481
Segregated cash balances with brokers for futures contracts	23,778,267	59,232,000
Segregated cash balances with brokers for swap agreements	—	18,097,800
Unrealized appreciation on swap agreements	—	28,676,455
Due from counterparty	8,043,678	—
Receivable from capital shares sold	6,607,322	—
Receivable for dividends from affiliates	196,040	—
Interest receivable	216,868	662,431

Total assets	678,919,206	1,035,302,326

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,404,882	5,589,989
Payable on open futures contracts	210,535	14,210,474
Payable to Sponsor	529,587	814,922
Unrealized depreciation on swap agreements	32,882,489	—

Total liabilities	38,027,493	20,615,385

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	640,891,713	1,014,686,941

Total liabilities and shareholders’ equity	$678,919,206	$1,035,302,326

Shares outstanding	14,550,000	18,150,000

Net asset value per share	$44 .05	$55 .91

Market value per share (Note 2)	$43 .87	$55 .52

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.660% due 07/30/26 †	$150,000,000	$149,566,815
3.642% due 08/06/26 †	200,000,000	199,276,000
3.773% due 09/08/26	50,000,000	49,646,855

Total short-term U.S. government and agency obligations (cost $398,507,049)		$398,489,670

	Shares
Affiliated Investments
Exchange Traded Fund
(28% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $180,072,000)	1,800,000	180,126,000

Total Investments in Securities (cost $578,579,049)		$578,615,670

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2026	911	$367,907,350	$(43,082,533)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/26	$513,880,285	$(20,923,069)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	07/06/26	94,104,736	(7,586,111)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/26	304,968,995	(4,373,309)

Total Unrealized Depreciation				$(32,882,489)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$5,227,533	$5,119,975	$13,317,296	$8,858,522
Dividends from affiliates (Note 5)	2,546,130	—	3,978,367	—

Total income	7,773,663	5,119,975	17,295,663	8,858,522

Expenses
Management fee	2,080,734	1,197,578	5,010,657	2,061,122
Brokerage commissions	22,489	26,535	76,645	45,879

Total expenses	2,103,223	1,224,113	5,087,302	2,107,001

Net investment income (loss)	5,670,440	3,895,862	12,208,361	6,751,521

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(124,752,536)	42,515,493	20,220,213	71,847,565
Swap agreements	(112,125,387)	43,642,546	(28,403,646)	72,739,060
Short-term U.S. government and agency obligations	—	77	—	77
Affiliated investments	38,202	—	124,752	—
Payment from affiliate (Note 5)	108,616	—	180,238	—

Net realized gain (loss)	(236,731,105)	86,158,116	(7,878,443)	144,586,702

Change in net unrealized appreciation (depreciation) on
Futures contracts	34,892,725	(33,165,219)	(80,380,812)	(3,032,218)
Swap agreements	(41,208,791)	(28,291,491)	(61,558,944)	(2,377,888)
Short-term U.S. government and agency obligations	(16,408)	2,408	(121,985)	(19,478)
Affiliated investments	(48,000)	—	54,000	—

Change in net unrealized appreciation (depreciation)	(6,380,474)	(61,454,302)	(142,007,741)	(5,429,584)

Net realized and unrealized gain (loss)	(243,111,579)	24,703,814	(149,886,184)	139,157,118

Net income (loss)	$(237,441,139)	$28,599,676	$(137,677,823)	$145,908,639

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$1,053,863,221	$480,619,425	$1,014,686,941	$289,709,332

Addition of 3,450,000, 7,250,000, 9,600,000 and 10,650,000 shares, respectively	181,911,860	250,023,550	586,508,968	346,724,313
Redemption of 6,300,000, 8,150,000, 13,200,000 and 8,950,000 shares, respectively	(357,442,229)	(274,237,408)	(822,626,373)	(297,337,041)

Net addition (redemption) of (2,850,000), (900,000), (3,600,000) and 1,700,000 shares, respectively	(175,530,369)	(24,213,858)	(236,117,405)	49,387,272

Net investment income (loss)	5,670,440	3,895,862	12,208,361	6,751,521
Net realized gain (loss)	(236,731,105)	86,158,116	(7,878,443)	144,586,702
Change in net unrealized appreciation (depreciation)	(6,380,474)	(61,454,302)	(142,007,741)	(5,429,584)

Net income (loss)	(237,441,139)	28,599,676	(137,677,823)	145,908,639

Shareholders’ equity, end of period	$640,891,713	$485,005,243	$640,891,713	$485,005,243

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(137,677,823)	$145,908,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,949,532,901)	(865,029,856)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,108,000,000	870,000,077
Cost of affiliated investments purchased	(520,242,150)	—
Proceeds from affiliated investments sold	340,294,902	—
Net amortization and accretion on short-term U.S. government and agency obligations	(8,372,595)	(5,115,329)
Net realized (gain) loss on investments	(124,752)	(77)
Change in unrealized (appreciation) depreciation on investments	61,626,929	2,397,366
Decrease (Increase) in due from counterparty	(8,043,678)	—
Decrease (Increase) in receivable on open futures contracts	—	(1,894,169)
Decrease (Increase) in receivable for dividends from affiliates	(196,040)	—
Decrease (Increase) in interest receivable	445,563	(679,124)
Increase (Decrease) in payable to Sponsor	(285,335)	159,616
Increase (Decrease) in payable on open futures contracts	(13,999,939)	—

Net cash provided by (used in) operating activities	(128,107,819)	145,747,143

Cash flow from financing activities
Proceeds from addition of shares	579,901,646	346,724,313
Payment on shares redeemed	(823,811,480)	(290,457,542)

Net cash provided by (used in) financing activities	(243,909,834)	56,266,771

Net increase (decrease) in cash	(372,017,653)	202,013,914
Cash, beginning of period	457,257,281	215,158,372

Cash, end of period	$85,239,628	$417,172,286

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $939,733,563 and $967,111,002, respectively)	$939,739,692	$967,310,974
Affiliated investments (cost $280,112,000 and $–, respectively)	280,196,000	—
Cash	72,886,474	803,492,250
Segregated cash balances with brokers for futures contracts	88,533,257	185,737,500
Unrealized appreciation on swap agreements	2,869,644	313,913,258
Receivable from capital shares sold	17,163,549	109,152,231
Receivable on open futures contracts	9,023,582	—
Receivable for dividends from affiliates	252,772	—
Interest receivable	412,381	1,543,277

Total assets	1,411,077,351	2,381,149,490

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	7,999,929	142,327,483
Payable to Sponsor	1,138,183	1,536,740
Unrealized depreciation on swap agreements	132,065,295	—

Total liabilities	141,203,407	143,864,223

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,269,873,944	2,237,285,267

Total liabilities and shareholders’ equity	$1,411,077,351	$2,381,149,490

Shares outstanding	18,496,526	14,346,526

Net asset value per share	$68 .65	$155 .95

Market value per share (Note 2)	$68 .01	$155 .12

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.677% due 07/14/26 †	$250,000,000	$249,676,350
3.674% due 07/30/26 †	60,000,000	59,826,726
3.667% due 08/06/26 †	95,000,000	94,656,100
3.773% due 09/08/26 †	70,000,000	69,505,597
3.770% due 09/17/26 †	205,000,000	203,374,350
3.760% due 09/24/26 †	265,000,000	262,700,569

Total short-term U.S. government and agency obligations (cost $939,733,563)		$939,739,692

	Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $280,112,000)	2,800,000	280,196,000

Total Investments in Securities (cost $1,219,845,563)		$1,219,935,692

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2026	2,412	$722,659,320	$(55,109,618)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/26	$776,411,607	$(79,642,009)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	1.50	07/06/26	172,913,127	(26,627,453)
Swap agreement with Morgan Stanley & Co. International PLC based on Bloomberg Silver Subindex	0.80	07/06/26	168,043,596	(25,795,833)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	07/06/26	699,997,668	2,869,644

				$(129,195,651)

Total Unrealized Appreciation				$2,869,644

Total Unrealized Depreciation				$(132,065,295)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$11,530,778	$6,095,350	$26,100,001	$12,115,255
Dividends from affiliates (Note 5)	4,043,046	—	5,973,753	—

Total income	15,573,824	6,095,350	32,073,754	12,115,255

Expenses
Management fee	4,220,154	1,485,223	10,454,233	3,001,678
Brokerage commissions	77,234	58,272	184,682	104,828

Total expenses	4,297,388	1,543,495	10,638,915	3,106,506

Net investment income (loss)	11,276,436	4,551,855	21,434,839	9,008,749

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(298,925,767)	45,180,695	(125,830,415)	68,353,031
Swap agreements	(313,469,955)	54,018,148	(127,236,007)	85,556,599
Short-term U.S. government and agency obligations	(6,976)	(12)	(6,721)	(12)
Affiliated investments	37,049	—	164,049	—
Payment from affiliate (Note 5)	173,106	—	271,591	—

Net realized gain (loss)	(612,192,543)	99,198,831	(252,637,503)	153,909,618

Change in net unrealized appreciation (depreciation) on
Futures contracts	(19,713,708)	(39,005,923)	(474,355,017)	19,765,588
Swap agreements	(178,429,799)	(34,495,578)	(443,108,909)	46,047,534
Short-term U.S. government and agency obligations	(174)	4,316	(193,843)	(32,836)
Affiliated investments	(37,500)	—	84,000	—

Change in net unrealized appreciation (depreciation)	(198,181,181)	(73,497,185)	(917,573,769)	65,780,286

Net realized and unrealized gain (loss)	(810,373,724)	25,701,646	(1,170,211,272)	219,689,904

Net income (loss)	$(799,097,288)	$30,253,501	$(1,148,776,433)	$228,698,653

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$1,852,945,623	$717,992,459	$2,237,285,267	$562,083,293

Addition of 7,600,000, 5,000,000, 19,750,000 and 9,850,000 shares, respectively	782,658,026	198,521,933	2,758,493,582	402,233,812
Redemption of 4,850,000, 5,650,000, 15,600,000 and 11,550,000 shares, respectively	(566,632,417)	(238,571,882)	(2,577,128,472)	(484,819,747)

Net addition (redemption) of 2,750,000, (650,000), 4,150,000 and (1,700,000) shares, respectively	216,025,609	(40,049,949)	181,365,110	(82,585,935)

Net investment income (loss)	11,276,436	4,551,855	21,434,839	9,008,749
Net realized gain (loss)	(612,192,543)	99,198,831	(252,637,503)	153,909,618
Change in net unrealized appreciation (depreciation)	(198,181,181)	(73,497,185)	(917,573,769)	65,780,286

Net income (loss)	(799,097,288)	30,253,501	(1,148,776,433)	228,698,653

Shareholders’ equity, end of period	$1,269,873,944	$708,196,011	$1,269,873,944	$708,196,011

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,148,776,433)	$228,698,653
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(3,926,674,757)	(1,253,080,617)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	3,972,231,875	1,264,975,424
Cost of affiliated investments purchased	(1,000,582,250)	—
Proceeds from affiliated investments sold	720,634,299	—
Net amortization and accretion on short-term U.S. government and agency obligations	(18,186,400)	(7,152,728)
Net realized (gain) loss on investments	(157,328)	12
Change in unrealized (appreciation) depreciation on investments	443,218,752	(46,014,698)
Decrease (Increase) in receivable on open futures contracts	(9,023,582)	—
Decrease (Increase) in receivable for dividends from affiliates	(252,772)	—
Decrease (Increase) in interest receivable	1,130,896	(575,078)
Increase (Decrease) in payable to Sponsor	(398,557)	34,250
Increase (Decrease) in payable on open futures contracts	(134,327,554)	635,400

Net cash provided by (used in) operating activities	(1,101,163,811)	187,520,618

Cash flow from financing activities
Proceeds from addition of shares	2,850,482,264	402,233,812
Payment on shares redeemed	(2,577,128,472)	(484,819,747)

Net cash provided by (used in) financing activities	273,353,792	(82,585,935)

Net increase (decrease) in cash	(827,810,019)	104,934,683
Cash, beginning of period	989,229,750	491,827,274

Cash, end of period	$161,419,731	$596,761,957

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $99,753,597, respectively)	$—	$99,775,566
Affiliated investments (cost $50,020,000 and $–, respectively)	50,030,000	—
Cash	28,834,894	20,831,598
Segregated cash balances with brokers for futures contracts	166,832,849	272,061,021
Receivable from capital shares sold	13,652,345	—
Receivable on open futures contracts	—	17,868,535
Receivable for dividends from affiliates	56,250	—
Interest receivable	516,678	633,386

Total assets	259,923,016	411,170,106

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,584,487
Payable on open futures contracts	12,308,291	6,790,097
Brokerage commissions and futures account fees payable	29,960	39,021
Payable to Sponsor	248,677	350,365

Total liabilities	12,586,928	10,763,970

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	247,336,088	400,406,136

Total liabilities and shareholders’ equity	$259,923,016	$411,170,106

Shares outstanding	9,967,347	11,167,347

Net asset value per share	$24 .81	$35 .86

Market value per share (Note 2)	$24 .89	$35 .93

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Shares	Value
Affiliated Investments
Exchange Traded Fund
(20% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $50,020,000)	500,000	50,030,000

Total Investments in Securities (cost $50,020,000)		$50,030,000

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2026	12,313	$221,026,969	$(26,368,569)
VIX Futures - Cboe, expires August 2026	7,909	149,867,641	(6,519,048)

			$(32,887,617)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,737,367	$2,804,863	$3,712,951	$5,692,389
Dividends from affiliates (Note 5)	760,092	—	1,098,093	—

Total income	2,497,459	2,804,863	4,811,044	5,692,389

Expenses
Management fee	919,269	906,425	1,772,627	1,742,735
Brokerage commissions	644,706	621,171	1,283,038	1,508,883
Futures account fees	109,212	126,256	178,377	213,163

Total expenses	1,673,187	1,653,852	3,234,042	3,464,781

Net investment income (loss)	824,272	1,151,011	1,577,002	2,227,608

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(192,491,371)	56,045,179	(116,494,011)	155,966,636
Short-term U.S. government and agency obligations	—	(1,849)	52	(1,919)
Affiliated investments	(8,777)	—	3,223	—
Payment from affiliate (Note 5)	32,338	—	48,649	—

Net realized gain (loss)	(192,467,810)	56,043,330	(116,442,087)	155,964,717

Change in net unrealized appreciation (depreciation) on
Futures contracts	(56,859,023)	(88,993,838)	23,187,545	(69,352,758)
Short-term U.S. government and agency obligations	—	1,101	(21,969)	(6,618)
Affiliated investments	(4,800)	—	10,000	—

Change in net unrealized appreciation (depreciation)	(56,863,823)	(88,992,737)	23,175,576	(69,359,376)

Net realized and unrealized gain (loss)	(249,331,633)	(32,949,407)	(93,266,511)	86,605,341

Net income (loss)	$(248,507,361)	$(31,798,396)	$(91,689,509)	$88,832,949

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$295,275,255	$323,381,943	$400,406,136	$284,452,060

Addition of 19,350,000, 7,870,000, 29,950,000 and 16,940,000 shares, respectively (Note 1)	694,400,439	968,627,629	1,122,948,429	1,849,646,517
Redemption of 15,050,000, 4,430,000, 31,150,000 and 13,480,000 shares, respectively (Note 1)	(493,832,245)	(680,802,268)	(1,184,328,968)	(1,643,522,618)

Net addition (redemption) of 4,300,000, 3,440,000, (1,200,000) and 3,460,000 shares, respectively (Note 1)	200,568,194	287,825,361	(61,380,539)	206,123,899

Net investment income (loss)	824,272	1,151,011	1,577,002	2,227,608
Net realized gain (loss)	(192,467,810)	56,043,330	(116,442,087)	155,964,717
Change in net unrealized appreciation (depreciation)	(56,863,823)	(88,992,737)	23,175,576	(69,359,376)

Net income (loss)	(248,507,361)	(31,798,396)	(91,689,509)	88,832,949

Shareholders’ equity, end of period	$247,336,088	$579,408,908	$247,336,088	$579,408,908

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(91,689,509)	$88,832,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(50,824,121)	(283,607,982)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	150,979,905	294,604,547
Cost of affiliated investments purchased	(225,163,000)	—
Proceeds from affiliated investments sold	175,146,223	—
Net amortization and accretion on short-term U.S. government and agency obligations	(402,135)	(1,055,094)
Net realized (gain) loss on investments	(3,275)	1,919
Change in unrealized (appreciation) depreciation on investments	11,969	6,618
Decrease (Increase) in receivable on open futures contracts	17,868,535	9,002,751
Decrease (Increase) in receivable for dividends from affiliates	(56,250)	—
Decrease (Increase) in interest receivable	116,708	(219,723)
Increase (Decrease) in payable to Sponsor	(101,688)	120,670
Increase (Decrease) in brokerage commissions and futures account fees payable	(9,061)	23,118
Increase (Decrease) in payable on open futures contracts	5,518,194	18,424,666

Net cash provided by (used in) operating activities	(18,607,505)	126,134,439

Cash flow from financing activities
Proceeds from addition of shares	1,109,296,084	1,816,907,301
Payment on shares redeemed	(1,187,913,455)	(1,643,522,618)

Net cash provided by (used in) financing activities	(78,617,371)	173,384,683

Net increase (decrease) in cash	(97,224,876)	299,519,122
Cash, beginning of period	292,892,619	250,621,829

Cash, end of period	$195,667,743	$550,140,951

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $6,979,973 and $–, respectively)	$6,979,785	$—
Affiliated investments (cost $11,004,400 and $–, respectively)	11,006,600	—
Cash	14,124,775	43,846,101
Segregated cash balances with brokers for foreign currency forward contracts	—	5,912,013
Unrealized appreciation on foreign currency forward contracts	7,708	1,161
Receivable for dividends from affiliates	8,696	—
Interest receivable	40,189	128,447

Total assets	32,167,753	49,887,722

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	23,594	38,563
Unrealized depreciation on foreign currency forward contracts	958,033	1,183,809

Total liabilities	981,627	1,222,372

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,186,126	48,665,350

Total liabilities and shareholders’ equity	$32,167,753	$49,887,722

Shares outstanding	1,799,970	2,549,970

Net asset value per share	$17 .33	$19 .08

Market value per share (Note 2)	$17 .38	$19 .06

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(22% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.656% due 07/30/26 †	$7,000,000	$6,979,785

Total short-term U.S. government and agency obligations (cost $6,979,973)		$6,979,785

	Shares
Affiliated Investments
Exchange Traded Fund
(35% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $11,004,400)	110,000	11,006,600

Total Investments in Securities (cost $17,984,373)		$17,986,385

Foreign Currency Forward Contracts ^
	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	07/17/26	4,976,213,056	$30,648,621	$(467,958)
Yen with UBS AG	07/17/26	5,334,459,856	32,855,072	(490,075)

Total Unrealized Depreciation				$(958,033)

Contracts to Sell
Yen with Goldman Sachs International	07/17/26	(52,416,000)	$(322,831)	$2,467
Yen with UBS AG	07/17/26	(131,909,000)	(812,431)	5,241

Total Unrealized Appreciation				$7,708

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$219,316	$580,313	$519,892	$1,108,434
Dividends from affiliates (Note 5)	120,938	—	174,435	—

Total income	340,254	580,313	694,327	1,108,434

Expenses
Management fee	91,093	153,765	203,396	290,779

Total expenses	91,093	153,765	203,396	290,779

Net investment income (loss)	249,161	426,548	490,931	817,655

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,512,145)	1,428,203	(4,432,905)	3,070,845
Affiliated investments	1,897	—	1,897	—
Payment from affiliate (Note 5)	5,147	—	7,714	—

Net realized gain (loss)	(1,505,101)	1,428,203	(4,423,294)	3,070,845

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(696,534)	2,283,730	232,323	4,951,669
Short-term U.S. government and agency obligations	(67)	—	(188)	—
Affiliated investments	(2,600)	—	2,200	—

Change in net unrealized appreciation (depreciation)	(699,201)	2,283,730	234,335	4,951,669

Net realized and unrealized gain (loss)	(2,204,302)	3,711,933	(4,188,959)	8,022,514

Net income (loss)	$(1,955,141)	$4,138,481	$(3,698,028)	$8,840,169

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$45,015,244	$61,327,343	$48,665,350	$44,505,646

Addition of –, 350,000, 150,000 and 1,250,000 shares, respectively	—	8,043,589	2,802,959	26,787,301
Redemption of 650,000, 300,000, 900,000 and 600,000 shares, respectively	(11,873,977)	(7,047,974)	(16,584,155)	(13,671,677)

Net addition (redemption) of (650,000), 50,000, (750,000) and 650,000 shares, respectively	(11,873,977)	995,615	(13,781,196)	13,115,624

Net investment income (loss)	249,161	426,548	490,931	817,655
Net realized gain (loss)	(1,505,101)	1,428,203	(4,423,294)	3,070,845
Change in net unrealized appreciation (depreciation)	(699,201)	2,283,730	234,335	4,951,669

Net income (loss)	(1,955,141)	4,138,481	(3,698,028)	8,840,169

Shareholders’ equity, end of period	$31,186,126	$66,461,439	$31,186,126	$66,461,439

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(3,698,028)	$8,840,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(31,855,014)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	25,000,000	—
Cost of affiliated investments purchased	(16,006,400)	—
Proceeds from affiliated investments sold	5,003,897	—
Net amortization and accretion on short-term U.S. government and agency obligations	(124,959)	—
Net realized (gain) loss on investments	(1,897)	—
Change in unrealized (appreciation) depreciation on investments	(234,335)	(4,951,669)
Decrease (Increase) in receivable for dividends from affiliates	(8,696)	—
Decrease (Increase) in interest receivable	88,258	(54,493)
Increase (Decrease) in payable to Sponsor	(14,969)	15,212

Net cash provided by (used in) operating activities	(21,852,143)	3,849,219

Cash flow from financing activities
Proceeds from addition of shares	2,802,959	26,787,301
Payment on shares redeemed	(16,584,155)	(13,671,677)

Net cash provided by (used in) financing activities	(13,781,196)	13,115,624

Net increase (decrease) in cash	(35,633,339)	16,964,843
Cash, beginning of period	49,758,114	48,608,105

Cash, end of period	$14,124,775	$65,572,948

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $278,948,083 and $44,906,073, respectively)	$278,944,830	$44,913,599
Affiliated investments (cost $300,255,420 and $–, respectively)	300,210,000	—
Cash	59,378,220	19,951,883
Segregated cash balances with brokers for futures contracts	234,271,843	22,519,576
Receivable from capital shares sold	—	981,948
Receivable on open futures contracts	21,576,467	1,186,923
Receivable for dividends from affiliates	199,558	—
Interest receivable	727,437	124,609

Total assets	895,308,355	89,678,538

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,416,793	—
Payable on open futures contracts	—	139,029
Payable to Sponsor	852,745	73,119

Total liabilities	13,269,538	212,148

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	882,038,817	89,466,390

Total liabilities and shareholders’ equity	$895,308,355	$89,678,538

Shares outstanding (Note 1)	24,863,302	1,138,805

Net asset value per share (Note 1)	$35 .48	$78 .56

Market value per share (Note 1) (Note 2)	$35 .02	$78 .44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.806% due 07/09/26	$50,000,000	$49,959,720
3.778% due 07/21/26	100,000,000	99,800,000
3.633% due 08/06/26	30,000,000	29,891,400
3.773% due 09/08/26	100,000,000	99,293,710

Total short-term U.S. government and agency obligations (cost $278,948,083)		$278,944,830

	Shares
Affiliated Investments
Exchange Traded Fund
(34% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $300,255,420)	3,000,000	300,210,000

Total Investments in Securities (cost $579,203,503)		$579,154,830

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires September 2026	8,124	$562,749,480	$140,697,627
WTI Crude Oil - NYMEX, expires December 2026	8,754	598,335,900	84,094,539
WTI Crude Oil - NYMEX, expires June 2027	9,046	603,006,360	60,234,957

			$285,027,123

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$6,034,097	$1,176,354	$7,365,892	$3,111,177
Dividends from affiliates (Note 5)	3,019,466	—	3,700,898	—

Total income	9,053,563	1,176,354	11,066,790	3,111,177

Expenses
Management fee	2,707,032	294,244	3,345,203	775,568
Brokerage commissions	444,442	62,422	563,868	123,198

Total expenses	3,151,474	356,666	3,909,071	898,766

Net investment income (loss)	5,902,089	819,688	7,157,719	2,212,411

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(233,450,154)	32,210,113	(330,310,811)	41,144,012
Short-term U.S. government and agency obligations	413	(483)	411	(483)
Affiliated investments	(71,549)	—	(71,549)	—
Payment from affiliate (Note 5)	128,775	—	153,254	—

Net realized gain (loss)	(233,392,515)	32,209,630	(330,228,695)	41,143,529

Change in net unrealized appreciation (depreciation) on
Futures contracts	329,873,520	14,026,553	273,002,005	17,511,380
Short-term U.S. government and agency obligations	(1,873)	277	(10,779)	—
Affiliated investments	98,000	—	(45,420)	—

Change in net unrealized appreciation (depreciation)	329,969,647	14,026,830	272,945,806	17,511,380

Net realized and unrealized gain (loss)	96,577,132	46,236,460	(57,282,889)	58,654,909

Net income (loss)	$102,479,221	$47,056,148	$(50,125,170)	$60,867,320

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$989,256,741	$179,185,227	$89,466,390	$121,997,334

Addition of 44,587,500, 2,475,000, 78,462,500 and 5,000,000 shares, respectively (Note 1)	1,260,683,650	164,503,631	2,540,536,711	322,257,722
Redemption of 49,050,503, 3,275,000, 54,738,003 and 4,925,000 shares, respectively (Note 1)	(1,470,380,795)	(255,467,536)	(1,697,839,114)	(369,844,906)

Net addition (redemption) of (4,463,003), (800,000), 23,724,497 and 75,000 shares, respectively (Note 1)	(209,697,145)	(90,963,905)	842,697,597	(47,587,184)

Net investment income (loss)	5,902,089	819,688	7,157,719	2,212,411
Net realized gain (loss)	(233,392,515)	32,209,630	(330,228,695)	41,143,529
Change in net unrealized appreciation (depreciation)	329,969,647	14,026,830	272,945,806	17,511,380

Net income (loss)	102,479,221	47,056,148	(50,125,170)	60,867,320

Shareholders’ equity, end of period	$882,038,817	$135,277,470	$882,038,817	$135,277,470

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(50,125,170)	$60,867,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(970,118,438)	(253,591,971)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	739,859,413	254,917,637
Cost of affiliated investments purchased	(460,471,670)	—
Proceeds from affiliated investments sold	160,144,701	—
Net amortization and accretion on short-term U.S. government and agency obligations	(3,782,574)	(1,326,149)
Net realized (gain) loss on investments	71,138	483
Change in unrealized (appreciation) depreciation on investments	56,199	—
Decrease (Increase) in receivable on open futures contracts	(20,389,544)	(548,948)
Decrease (Increase) in receivable for dividends from affiliates	(199,558)	—
Decrease (Increase) in interest receivable	(602,828)	(9,078)
Increase (Decrease) in payable to Sponsor	779,626	17,424
Increase (Decrease) in payable on open futures contracts	(139,029)	(2,372,844)

Net cash provided by (used in) operating activities	(604,917,734)	57,953,874

Cash flow from financing activities
Proceeds from addition of shares	2,541,518,659	325,644,078
Payment on shares redeemed	(1,685,422,321)	(363,536,345)

Net cash provided by (used in) financing activities	856,096,338	(37,892,267)

Net increase (decrease) in cash	251,178,604	20,061,607
Cash, beginning of period	42,471,459	120,735,111

Cash, end of period	$293,650,063	$140,796,718

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $69,807,867, respectively)	$—	$69,821,093
Affiliated investments (cost $45,018,000 and $–, respectively)	45,031,500	—
Cash	52,968,760	24,344,867
Segregated cash balances with brokers for futures contracts	40,079,158	49,604,357
Receivable from capital shares sold	7,859,710	—
Receivable on open futures contracts	—	15,938,672
Receivable for dividends from affiliates	50,636	—
Interest receivable	245,315	201,070

Total assets	146,235,079	159,910,059

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	14,316,465
Payable on open futures contracts	6,140,541	1,060,496
Brokerage commissions and futures account fees payable	2,656	6,012
Payable to Sponsor	108,620	149,995

Total liabilities	6,251,817	15,532,968

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	139,983,262	144,377,091

Total liabilities and shareholders’ equity	$146,235,079	$159,910,059

Shares outstanding	6,233,712	4,033,712

Net asset value per share	$22.46	$35.79

Market value per share (Note 2)	$22.65	$35.27

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Shares
Affiliated Investments
Exchange Traded Fund
(32% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $45,018,000)	450,000	45,031,500

Total Investments in Securities (cost $45,018,000)		$45,031,500

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires September 2026	8,765	$279,954,100	$577,621

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$811,304	$3,919,799	$2,624,020	$8,363,249
Dividends from affiliates (Note 5)	443,285	—	744,332	—

Total income	1,254,589	3,919,799	3,368,352	8,363,249

Expenses
Management fee	383,335	972,550	1,100,457	2,059,769
Brokerage commissions	216,918	525,062	732,352	1,029,562
Futures account fees	9,242	26,697	37,707	72,737

Total expenses	609,495	1,524,309	1,870,516	3,162,068

Net investment income (loss)	645,094	2,395,490	1,497,836	5,201,181

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	69,502,325	124,600,984	249,344,756	(97,226,728)
Short-term U.S. government and agency obligations	—	(8,338)	1,718	(8,338)
Affiliated investments	9,778	—	34,278	—
Payment from affiliate (Note 5)	18,946	—	34,702	—

Net realized gain (loss)	69,531,049	124,592,646	249,415,454	(97,235,066)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(41,472,530)	80,953,188	(53,365,916)	66,356,953
Short-term U.S. government and agency obligations	(30)	2,307	(13,226)	505
Affiliated investments	(2,500)	—	13,500	—

Change in net unrealized appreciation (depreciation)	(41,475,060)	80,955,495	(53,365,642)	66,357,458

Net realized and unrealized gain (loss)	28,055,989	205,548,141	196,049,812	(30,877,608)

Net income (loss)	$28,701,083	$207,943,631	$197,547,648	$(25,676,427)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$206,828,508	$573,853,468	$144,377,091	$260,940,143

Addition of 12,000,000, 18,750,000, 77,100,000 and 65,750,000 shares, respectively	270,402,602	423,029,768	1,484,968,891	1,589,675,595
Redemption of 15,250,000, 36,750,000, 74,900,000 and 60,600,000 shares, respectively	(365,948,931)	(921,560,230)	(1,686,910,368)	(1,541,672,674)

Net addition (redemption) of (3,250,000), (18,000,000), 2,200,000 and 5,150,000 shares, respectively	(95,546,329)	(498,530,462)	(201,941,477)	48,002,921

Net investment income (loss)	645,094	2,395,490	1,497,836	5,201,181
Net realized gain (loss)	69,531,049	124,592,646	249,415,454	(97,235,066)
Change in net unrealized appreciation (depreciation)	(41,475,060)	80,955,495	(53,365,642)	66,357,458

Net income (loss)	28,701,083	207,943,631	197,547,648	(25,676,427)

Shareholders’ equity, end of period	$139,983,262	$283,266,637	$139,983,262	$283,266,637

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$197,547,648	$(25,676,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(78,678,699)	(755,466,782)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	148,940,588	719,712,566
Cost of affiliated investments purchased	(140,056,000)	—
Proceeds from affiliated investments sold	95,072,278	—
Net amortization and accretion on short-term U.S. government and agency obligations	(452,304)	(4,221,261)
Net realized (gain) loss on investments	(35,996)	8,338
Change in unrealized (appreciation) depreciation on investments	(274)	(505)
Decrease (Increase) in receivable on open futures contracts	15,938,672	(19,063,819)
Decrease (Increase) in receivable for dividends from affiliates	(50,636)	—
Decrease (Increase) in interest receivable	(44,245)	(184,281)
Increase (Decrease) in payable to Sponsor	(41,375)	134,630
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,356)	5,304
Increase (Decrease) in payable on open futures contracts	5,080,045	7,203,197

Net cash provided by (used in) operating activities	243,216,346	(77,549,040)

Cash flow from financing activities
Proceeds from addition of shares	1,477,109,181	1,587,131,318
Payment on shares redeemed	(1,701,226,833)	(1,523,496,529)

Net cash provided by (used in) financing activities	(224,117,652)	63,634,789

Net increase (decrease) in cash	19,098,694	(13,914,251)
Cash, beginning of period	73,949,224	258,891,257

Cash, end of period	$93,047,918	$244,977,006

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,971,389 and $–, respectively)	$9,971,121	$—
Affiliated investments (cost $10,004,000 and $–, respectively)	10,006,000	—
Cash	14,361,335	31,282,858
Segregated cash balances with brokers for foreign currency forward contracts	—	4,541,088
Unrealized appreciation on foreign currency forward contracts	943,149	7,632
Receivable for dividends from affiliates	7,906	—
Interest receivable	45,261	95,777

Total assets	35,334,772	35,927,355

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	27,262	28,744
Unrealized depreciation on foreign currency forward contracts	44,573	400,006

Total liabilities	71,835	428,750

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	35,262,937	35,498,605

Total liabilities and shareholders’ equity	$35,334,772	$35,927,355

Shares outstanding	1,150,000	1,250,000

Net asset value per share	$30.66	$28.40

Market value per share (Note 2)	$30.62	$28.33

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(28% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.656% due 07/30/26 †	$10,000,000	$9,971,121

Total short-term U.S. government and agency obligations (cost $9,971,389)		$9,971,121

	Shares
Affiliated Investments
Exchange Traded Fund
(28% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $10,004,000)	100,000	10,006,000

Total Investments in Securities (cost $19,975,389)		$19,977,121

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	07/17/26	480,000	$548,852	$(7,908)
Euro with UBS AG	07/17/26	7,040,000	8,049,828	(36,665)

Total Unrealized Depreciation				$(44,573)

Contracts to Sell
Euro with Goldman Sachs International	07/17/26	(30,041,263)	$(34,350,422)	$401,712
Euro with UBS AG	07/17/26	(39,138,199)	(44,752,234)	541,437

Total Unrealized Appreciation				$943,149

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$241,908	$303,400	$462,021	$651,455
Dividends from affiliates (Note 5)	88,387	—	121,823	—

Total income	330,295	303,400	583,844	651,455

Expenses
Management fee	88,784	79,062	170,057	169,010

Total expenses	88,784	79,062	170,057	169,010

Net investment income (loss)	241,511	224,338	413,787	482,445

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	272,363	(3,936,993)	883,645	(5,567,946)
Short-term U.S. government and agency obligations	—	119	—	119
Payment from affiliate (Note 5)	3,744	—	5,348	—

Net realized gain (loss)	276,107	(3,936,874)	888,993	(5,567,827)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	688,073	(1,538,631)	1,290,950	(2,883,349)
Short-term U.S. government and agency obligations	(187)	—	(268)	—
Affiliated investments	(1,000)	—	2,000	—

Change in net unrealized appreciation (depreciation)	686,886	(1,538,631)	1,292,682	(2,883,349)

Net realized and unrealized gain (loss)	962,993	(5,475,505)	2,181,675	(8,451,176)

Net income (loss)	$1,204,504	$(5,251,167)	$2,595,462	$(7,968,731)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$36,987,692	$33,912,850	$35,498,605	$41,892,674

Addition of 400,000, 300,000, 500,000 and 350,000 shares, respectively	11,587,376	8,827,978	14,516,429	10,400,342
Redemption of 500,000, 200,000, 600,000 and 400,000 shares, respectively	(14,516,635)	(5,922,649)	(17,347,559)	(12,757,273)

Net addition (redemption) of (100,000), 100,000, (100,000) and (50,000) shares, respectively	(2,929,259)	2,905,329	(2,831,130)	(2,356,931)

Net investment income (loss)	241,511	224,338	413,787	482,445
Net realized gain (loss)	276,107	(3,936,874)	888,993	(5,567,827)
Change in net unrealized appreciation (depreciation)	686,886	(1,538,631)	1,292,682	(2,883,349)

Net income (loss)	1,204,504	(5,251,167)	2,595,462	(7,968,731)

Shareholders’ equity, end of period	$35,262,937	$31,567,012	$35,262,937	$31,567,012

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$2,595,462	$(7,968,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(34,832,481)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	25,000,000	119
Cost of affiliated investments purchased	(10,004,000)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(138,908)	—
Net realized (gain) loss on investments	—	(119)
Change in unrealized (appreciation) depreciation on investments	(1,292,682)	2,883,349
Decrease (Increase) in receivable for dividends from affiliates	(7,906)	—
Decrease (Increase) in interest receivable	50,516	30,624
Increase (Decrease) in payable to Sponsor	(1,482)	(6,909)

Net cash provided by (used in) operating activities	(18,631,481)	(5,061,667)

Cash flow from financing activities
Proceeds from addition of shares	14,516,429	10,400,342
Payment on shares redeemed	(17,347,559)	(12,757,273)

Net cash provided by (used in) financing activities	(2,831,130)	(2,356,931)

Net increase (decrease) in cash	(21,462,611)	(7,418,598)
Cash, beginning of period	35,823,946	40,638,310

Cash, end of period	$14,361,335	$33,219,712

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $39,857,190 and $–, respectively)	$39,855,200	$—
Affiliated investments (cost $30,014,500 and $–, respectively)	30,021,000	—
Cash	27,883,061	66,655,665
Segregated cash balances with brokers for futures contracts	9,278,684	4,192,800
Segregated cash balances with brokers for swap agreements	—	12,948,365
Unrealized appreciation on swap agreements	2,918,311	—
Receivable from capital shares sold	1,344,515	—
Receivable on open futures contracts	10,742	155,440
Receivable for dividends from affiliates	30,406	—
Interest receivable	106,179	187,856

Total assets	111,448,098	84,140,126

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	171,926	37,235
Payable to Sponsor	83,099	59,481
Unrealized depreciation on swap agreements	—	2,568,196

Total liabilities	255,025	2,664,912

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	111,193,073	81,475,214

Total liabilities and shareholders’ equity	$111,448,098	$84,140,126

Shares outstanding	4,136,631	3,136,631

Net asset value per share	$26.88	$25.98

Market value per share (Note 2)	$26.98	$26.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(36% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.639% due 08/06/26 †	$40,000,000	$39,855,200

Total short-term U.S. government and agency obligations (cost $39,857,190)		$39,855,200

	Shares
Affiliated Investments
Exchange Traded Fund
(27% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $30,014,500)	300,000	30,021,000

Total Investments in Securities (cost $69,871,690)		$69,876,200

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires August 2026	372	$150,232,200	$14,999,402
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	07/06/26	$(49,641,886)	$2,015,547
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	07/06/26	(8,814,805)	708,009
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	07/06/26	(13,634,094)	194,755

				$2,918,311

Total Unrealized Appreciation				$2,918,311

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$689,377	$712,768	$1,259,553	$925,475
Dividends from affiliates (Note 5)	237,897	—	321,487	—

Total income	927,274	712,768	1,581,040	925,475

Expenses
Management fee	256,484	198,669	480,471	256,449
Brokerage commissions	4,828	9,743	11,873	11,822

Total expenses	261,312	208,412	492,344	268,271

Net investment income (loss)	665,962	504,356	1,088,696	657,204

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,904,179	5,683,372	4,210,330	4,105,748
Swap agreements	8,843,720	162,727	(501,468)	(1,702,253)
Affiliated investments	(3,206)	—	(1,456)	—
Payment from affiliate (Note 5)	9,895	—	14,029	—

Net realized gain (loss)	18,754,588	5,846,099	3,721,435	2,403,495

Change in net unrealized appreciation (depreciation) on
Futures contracts	4,902,721	3,028,045	15,854,449	341,396
Swap agreements	3,162,647	2,905,483	5,486,507	1,266,416
Short-term U.S. government and agency obligations	(1,747)	—	(1,990)	—
Affiliated investments	(1,000)	—	6,500	—

Change in net unrealized appreciation (depreciation)	8,062,621	5,933,528	21,345,466	1,607,812

Net realized and unrealized gain (loss)	26,817,209	11,779,627	25,066,901	4,011,307

Net income (loss)	$27,483,171	$12,283,983	$26,155,597	$4,668,511

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$118,571,176	$45,122,935	$81,475,214	$16,624,428

Addition of 2,200,000, 6,100,000, 13,050,000 and 6,850,000 shares, respectively (Note 1)	49,564,977	265,960,947	251,050,672	307,975,402
Redemption of 3,850,000, 5,275,034, 12,050,000 and 5,375,034 shares, respectively (Note 1)	(84,426,251)	(246,529,689)	(247,488,410)	(252,430,165)

Net addition (redemption) of (1,650,000), 824,966, 1,000,000 and 1,474,966 shares, respectively (Note 1)	(34,861,274)	19,431,258	3,562,262	55,545,237

Net investment income (loss)	665,962	504,356	1,088,696	657,204
Net realized gain (loss)	18,754,588	5,846,099	3,721,435	2,403,495
Change in net unrealized appreciation (depreciation)	8,062,621	5,933,528	21,345,466	1,607,812

Net income (loss)	27,483,171	12,283,983	26,155,597	4,668,511

Shareholders’ equity, end of period	$111,193,073	$76,838,176	$111,193,073	$76,838,176

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$26,155,597	$4,668,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(84,505,721)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	45,000,000	—
Cost of affiliated investments purchased	(45,025,500)	—
Proceeds from affiliated investments sold	15,009,544	—
Net amortization and accretion on short-term U.S. government and agency obligations	(351,469)	—
Net realized (gain) loss on investments	1,456	—
Change in unrealized (appreciation) depreciation on investments	(5,491,017)	(1,266,416)
Decrease (Increase) in receivable on open futures contracts	144,698	—
Decrease (Increase) in receivable for dividends from affiliates	(30,406)	—
Decrease (Increase) in interest receivable	81,677	(142,465)
Increase (Decrease) in payable to Sponsor	23,618	42,128
Increase (Decrease) in payable on open futures contracts	134,691	10,779

Net cash provided by (used in) operating activities	(48,852,832)	3,312,537

Cash flow from financing activities
Proceeds from addition of shares	249,706,157	307,975,402
Payment on shares redeemed	(247,488,410)	(252,430,165)

Net cash provided by (used in) financing activities	2,217,747	55,545,237

Net increase (decrease) in cash	(46,635,085)	58,857,774
Cash, beginning of period	83,796,830	16,519,330

Cash, end of period	$37,161,745	$75,377,104

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $44,626,859 and $–, respectively)	$44,628,208	$—
Affiliated investments (cost $20,015,950 and $–, respectively)	20,014,000	—
Cash	10,207,398	164,887,996
Segregated cash balances with brokers for futures contracts	12,215,100	27,244,750
Segregated cash balances with brokers for swap agreements	—	37,550,350
Unrealized appreciation on swap agreements	5,523,984	—
Receivable from capital shares sold	—	2,129,315
Receivable on open futures contracts	622,245	19,170,259
Receivable for dividends from affiliates	15,812	—
Interest receivable	70,394	207,484

Total assets	93,297,141	251,190,154

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	49,772,735
Payable on open futures contracts	1,816,610	—
Payable to Sponsor	78,253	74,694
Unrealized depreciation on swap agreements	171,104	4,320,147

Total liabilities	2,065,967	54,167,576

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	91,231,174	197,022,578

Total liabilities and shareholders’ equity	$93,297,141	$251,190,154

Shares outstanding	2,990,818	3,701,026

Net asset value per share	$30.50	$53.23

Market value per share (Note 2)	$30.79	$53.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.771% due 09/17/26 †	$25,000,000	$24,801,750
3.760% due 09/24/26 †	20,000,000	19,826,458

Total short-term U.S. government and agency obligations (cost $44,626,859)		$44,628,208

	Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $20,015,950)	200,000	20,014,000

Total Investments in Securities (cost $64,642,809)		$64,642,208

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires September 2026	341	$102,167,010	$10,415,810
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	07/06/26	$(9,169,411)	$939,462
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.75	07/06/26	(30,076,312)	4,584,522
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	07/06/26	(40,951,852)	(171,104)

				$5,352,880

Total Unrealized Appreciation				$5,523,984

Total Unrealized Depreciation				$(171,104)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of June 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$913,905	$227,082	$2,165,937	$404,937
Dividends from affiliates (Note 5)	195,906	—	270,134	—

Total income	1,109,811	227,082	2,436,071	404,937

Expenses
Management fee	312,255	72,877	866,999	134,248
Brokerage commissions	14,344	5,790	42,246	10,119

Total expenses	326,599	78,667	909,245	144,367

Net investment income (loss)	783,212	148,415	1,526,826	260,570

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,783,840	(778,764)	(27,551,545)	(2,520,178)
Swap agreements	20,711,390	(2,548,468)	28,272,895	(3,916,040)
Short-term U.S. government and agency obligations	67	—	67	—
Affiliated investments	(4,662)	—	(212)	—
Payment from affiliate (Note 5)	8,196	—	12,301	—

Net realized gain (loss)	38,498,831	(3,327,232)	733,506	(6,436,218)

Change in net unrealized appreciation (depreciation) on
Futures contracts	3,969,823	891,816	19,694,661	105,765
Swap agreements	1,572,249	1,599,631	9,673,027	(2,666,366)
Short-term U.S. government and agency obligations	(1,424)	—	1,349	—
Affiliated investments	(1,450)	—	(1,950)	—

Change in net unrealized appreciation (depreciation)	5,539,198	2,491,447	29,367,087	(2,560,601)

Net realized and unrealized gain (loss)	44,038,029	(835,785)	30,100,593	(8,996,819)

Net income (loss)	$44,821,241	$(687,370)	$31,627,419	$(8,736,249)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$141,592,802	$32,867,619	$197,022,578	$23,752,619

Addition of 11,650,000, 150,000, 62,490,000 and 265,000 shares, respectively (Note 1)	230,219,092	43,067,889	1,400,645,349	80,052,403
Redemption of 14,850,000, 125,000, 63,200,208 and 185,000 shares, respectively (Note 1)	(325,401,961)	(39,837,163)	(1,538,064,172)	(59,657,798)

Net addition (redemption) of (3,200,000), 25,000, (710,208) and 80,000 shares, respectively (Note 1)	(95,182,869)	3,230,726	(137,418,823)	20,394,605

Net investment income (loss)	783,212	148,415	1,526,826	260,570
Net realized gain (loss)	38,498,831	(3,327,232)	733,506	(6,436,218)
Change in net unrealized appreciation (depreciation)	5,539,198	2,491,447	29,367,087	(2,560,601)

Net income (loss)	44,821,241	(687,370)	31,627,419	(8,736,249)

Shareholders’ equity, end of period	$91,231,174	$35,410,975	$91,231,174	$35,410,975

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$31,627,419	$(8,736,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(124,000,489)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	79,976,450	—
Cost of affiliated investments purchased	(140,109,950)	—
Proceeds from affiliated investments sold	120,093,788	—
Net amortization and accretion on short-term U.S. government and agency obligations	(602,753)	—
Net realized (gain) loss on investments	145	—
Change in unrealized (appreciation) depreciation on investments	(9,672,426)	2,666,366
Decrease (Increase) in receivable on open futures contracts	18,548,014	(83,537)
Decrease (Increase) in receivable for dividends from affiliates	(15,812)	—
Decrease (Increase) in interest receivable	137,090	(39,788)
Increase (Decrease) in payable to Sponsor	3,559	8,748
Increase (Decrease) in payable on open futures contracts	1,816,610	(9,092)

Net cash provided by (used in) operating activities	(22,198,355)	(6,193,552)

Cash flow from financing activities
Proceeds from addition of shares	1,402,774,664	80,052,403
Payment on shares redeemed	(1,587,836,907)	(59,657,798)

Net cash provided by (used in) financing activities	(185,062,243)	20,394,605

Net increase (decrease) in cash	(207,260,598)	14,201,053
Cash, beginning of period	229,683,096	20,768,601

Cash, end of period	$22,422,498	$34,969,654

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,971,389 and $–, respectively)	$9,971,121	$—
Affiliated investments (cost $7,002,800 and $–, respectively)	7,004,200	—
Cash	13,119,238	31,050,946
Segregated cash balances with brokers for foreign currency forward contracts	—	3,552,908
Unrealized appreciation on foreign currency forward contracts	913,771	955,069
Receivable for dividends from affiliates	5,534	—
Interest receivable	36,002	97,946

Total assets	31,049,866	35,656,869

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	22,733	29,619
Unrealized depreciation on foreign currency forward contracts	5,836	110,834

Total liabilities	28,569	140,453

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	31,021,297	35,516,416

Total liabilities and shareholders’ equity	$31,049,866	$35,656,869

Shares outstanding	547,160	697,160

Net asset value per share	$56 .70	$50 .94

Market value per share (Note 2)	$56 .62	$50 .90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(32% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.656% due 07/30/26 †	$10,000,000	$9,971,121

Total short-term U.S. government and agency obligations (cost $9,971,389)		$9,971,121

	Shares
Affiliated Investments
Exchange Traded Fund
(23% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $7,002,800)	70,000	7,004,200

Total Investments in Securities (cost $16,974,189)		$16,975,321

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with UBS AG	07/17/26	49,460,000	$304,625	$(5,836)

Total Unrealized Depreciation				$(5,836)

Contracts to Sell
Yen with Goldman Sachs International	07/17/26	(5,045,974,165)	$(31,078,281)	$465,583
Yen with UBS AG	07/17/26	(5,078,154,424)	(31,276,480)	448,188

Total Unrealized Appreciation				$913,771

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of June 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$204,564	$208,788	$415,903	$417,761
Dividends from affiliates (Note 5)	61,871	—	85,276	—

Total income	266,435	208,788	501,179	417,761

Expenses
Management fee	72,367	53,166	146,367	107,103

Total expenses	72,367	53,166	146,367	107,103

Net investment income (loss)	194,068	155,622	354,812	310,658

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,082,055	(1,138,324)	2,449,668	(1,297,018)
Short-term U.S. government and agency obligations	—	91	—	91
Payment from affiliate (Note 5)	2,621	—	3,744	—

Net realized gain (loss)	1,084,676	(1,138,233)	2,453,412	(1,296,927)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	780,527	(710,709)	63,700	(2,515,360)
Short-term U.S. government and agency obligations	(187)	—	(268)	—
Affiliated investments	(700)	—	1,400	—

Change in net unrealized appreciation (depreciation)	779,640	(710,709)	64,832	(2,515,360)

Net realized and unrealized gain (loss)	1,864,316	(1,848,942)	2,518,244	(3,812,287)

Net income (loss)	$2,058,384	$(1,693,320)	$2,873,056	$(3,501,629)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$29,016,468	$26,449,371	$35,516,416	$26,080,295

Addition of 150,000, 100,000, 350,000 and 250,000 shares, respectively	7,972,606	4,171,255	18,289,295	10,847,681
Redemption of 150,000, 200,000, 500,000 and 300,000 shares, respectively	(8,026,161)	(8,367,603)	(25,657,470)	(12,866,644)

Net addition (redemption) of –, (100,000), (150,000) and (50,000) shares, respectively	(53,555)	(4,196,348)	(7,368,175)	(2,018,963)

Net investment income (loss)	194,068	155,622	354,812	310,658
Net realized gain (loss)	1,084,676	(1,138,233)	2,453,412	(1,296,927)
Change in net unrealized appreciation (depreciation)	779,640	(710,709)	64,832	(2,515,360)

Net income (loss)	2,058,384	(1,693,320)	2,873,056	(3,501,629)

Shareholders’ equity, end of period	$31,021,297	$20,559,703	$31,021,297	$20,559,703

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$2,873,056	$(3,501,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,852,898)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	19,999,999	91
Cost of affiliated investments purchased	(7,002,800)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(118,490)	—
Net realized (gain) loss on investments	—	(91)
Change in unrealized (appreciation) depreciation on investments	(64,832)	2,515,360
Decrease (Increase) in receivable for dividends from affiliates	(5,534)	—
Decrease (Increase) in interest receivable	61,944	10,483
Increase (Decrease) in payable to Sponsor	(6,886)	(3,129)

Net cash provided by (used in) operating activities	(14,116,441)	(978,915)

Cash flow from financing activities
Proceeds from addition of shares	18,289,295	10,847,681
Payment on shares redeemed	(25,657,470)	(12,866,644)

Net cash provided by (used in) financing activities	(7,368,175)	(2,018,963)

Net increase (decrease) in cash	(21,484,616)	(2,997,878)
Cash, beginning of period	34,603,854	23,795,096

Cash, end of period	$13,119,238	$20,797,218

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,964,100 and $–, respectively)	$9,963,800	$—
Affiliated investments (cost $15,006,000 and $–, respectively)	15,009,000	—
Cash	9,859,871	38,019,261
Segregated cash balances with brokers for futures contracts	5,956,285	6,491,709
Receivable from capital shares sold	—	1,143,390
Receivable on open futures contracts	—	169,802
Receivable for dividends from affiliates	11,859	—
Interest receivable	43,187	117,024

Total assets	40,844,002	45,941,186

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	524,121	—
Brokerage commissions and futures account fees payable	1,492	2,156
Payable to Sponsor	26,398	27,972

Total liabilities	552,011	30,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	40,291,991	45,911,058

Total liabilities and shareholders’ equity	$40,844,002	$45,941,186

Shares outstanding	2,812,403	3,012,403

Net asset value per share	$14 .33	$15 .24

Market value per share (Note 2)	$14 .35	$15 .27

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(25% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.633% due 08/06/26	$10,000,000	$9,963,800

Total short-term U.S. government and agency obligations (cost $9,964,100)		$9,963,800

	Shares
Affiliated Investments
Exchange Traded Fund
(37% of shareholders’ equity)
Proshares Genius Money Market ETF 3.52% (a)(b) (cost $15,006,000)	150,000	15,009,000

Total Investments in Securities (cost $24,970,100)		$24,972,800

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2026	394	$8,051,587	$(1,115,897)
VIX Futures - Cboe, expires November 2026	647	13,377,954	(1,383,736)
VIX Futures - Cboe, expires December 2026	648	13,416,257	(950,685)
VIX Futures - Cboe, expires January 2027	253	5,452,125	(151,321)

			$(3,601,639)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$263,794	$216,994	$656,606	$498,093
Dividends from affiliates (Note 5)	152,911	—	219,783	—

Total income	416,705	216,994	876,389	498,093

Expenses
Management fee	111,544	49,547	241,608	113,521
Brokerage commissions	7,648	5,909	22,594	18,454
Futures account fees	5,496	2,004	9,523	5,124

Total expenses	124,688	57,460	273,725	137,099

Net investment income (loss)	292,017	159,534	602,664	360,994

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,150,253)	4,726,990	(600,547)	5,434,182
Short-term U.S. government and agency obligations	—	84	—	84
Affiliated investments	3,397	—	3,397	—
Payment from affiliate (Note 5)	6,542	—	9,751	—

Net realized gain (loss)	(1,140,314)	4,727,074	(587,399)	5,434,266

Change in net unrealized appreciation (depreciation) on
Futures contracts	(9,095,985)	(1,835,417)	(1,566,090)	(210,933)
Short-term U.S. government and agency obligations	(138)	—	(300)	—
Affiliated investments	(3,000)	—	3,000	—

Change in net unrealized appreciation (depreciation)	(9,099,123)	(1,835,417)	(1,563,390)	(210,933)

Net realized and unrealized gain (loss)	(10,239,437)	2,891,657	(2,150,789)	5,223,333

Net income (loss)	$(9,947,420)	$3,051,191	$(1,548,125)	$5,584,327

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$71,221,078	$34,246,807	$45,911,058	$28,111,210

Addition of 100,000, 25,000, 1,700,000 and 1,325,000 shares, respectively	1,544,620	418,368	26,135,956	20,545,980
Redemption of 1,425,000, 900,000, 1,900,000 and 1,975,000 shares, respectively	(22,526,287)	(16,178,756)	(30,206,898)	(32,703,907)

Net addition (redemption) of (1,325,000), (875,000), (200,000) and (650,000) shares, respectively	(20,981,667)	(15,760,388)	(4,070,942)	(12,157,927)

Net investment income (loss)	292,017	159,534	602,664	360,994
Net realized gain (loss)	(1,140,314)	4,727,074	(587,399)	5,434,266
Change in net unrealized appreciation (depreciation)	(9,099,123)	(1,835,417)	(1,563,390)	(210,933)

Net income (loss)	(9,947,420)	3,051,191	(1,548,125)	5,584,327

Shareholders’ equity, end of period	$40,291,991	$21,537,610	$40,291,991	$21,537,610

See accompanying notes to financial statements.

PROSHARES VIX
MID-TERM
FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,548,125)	$5,584,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(29,840,825)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	20,000,000	84
Cost of affiliated investments purchased	(20,008,000)	—
Proceeds from affiliated investments sold	5,005,397	—
Net amortization and accretion on short-term U.S. government and agency obligations	(123,275)	—
Net realized (gain) loss on investments	(3,397)	(84)
Change in unrealized (appreciation) depreciation on investments	(2,700)	—
Decrease (Increase) in receivable on open futures contracts	169,802	(68,227)
Decrease (Increase) in receivable for dividends from affiliates	(11,859)	—
Decrease (Increase) in interest receivable	73,837	33,755
Increase (Decrease) in payable to Sponsor	(1,574)	(5,131)
Increase (Decrease) in brokerage commissions and futures account fees payable	(664)	(1,013)
Increase (Decrease) in payable on open futures contracts	524,121	(50,382)

Net cash provided by (used in) operating activities	(25,767,262)	5,493,329

Cash flow from financing activities
Proceeds from addition of shares	27,279,346	20,127,613
Payment on shares redeemed	(30,206,898)	(32,703,907)

Net cash provided by (used in) financing activities	(2,927,552)	(12,576,294)

Net increase (decrease) in cash	(28,694,814)	(7,082,965)
Cash, beginning of period	44,510,970	28,081,839

Cash, end of period	$15,816,156	$20,998,874

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $84,730,287, respectively)	$—	$84,751,266
Affiliated investments (cost $65,037,250 and $–, respectively)	65,039,000	—
Cash	46,029,690	40,959,182
Segregated cash balances with brokers for futures contracts	89,787,969	100,111,309
Receivable from capital shares sold	1,063,850	—
Receivable on open futures contracts	961,529	5,340,338
Receivable for dividends from affiliates	61,420	—
Interest receivable	363,399	301,483

Total assets	203,306,857	231,463,578

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,857,756
Payable on open futures contracts	4,524,282	—
Brokerage commissions and futures account fees payable	15,433	19,394
Payable to Sponsor	119,881	121,692

Total liabilities	4,659,596	3,998,842

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	198,647,261	227,464,736

Total liabilities and shareholders’ equity	$203,306,857	$231,463,578

Shares outstanding	9,341,252	8,841,252

Net asset value per share	$21 .27	$25 .73

Market value per share (Note 2)	$21 .29	$25 .64

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
JUNE 30, 2026
(unaudited)

Shares
Affiliated Investments
Exchange Traded Fund
(33% of shareholders’ equity)
Proshares Genius Money Market ETF 3.54% (a)(b) (cost $65,037,250)	650,000	65,039,000
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires July 2026	6,593	$118,348,965	$(13,432,321)
VIX Futures - Cboe, expires August 2026	4,234	80,230,066	(3,651,639)

			$(17,083,960)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of June 30, 2026.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,081,522	$1,189,233	$2,406,551	$2,751,531
Dividends from affiliates (Note 5)	511,271	—	758,638	—

Total income	1,592,793	1,189,233	3,165,189	2,751,531

Expenses
Management fee	470,210	286,187	936,708	652,682
Brokerage commissions	108,204	117,436	189,645	288,163
Futures account fees	49,559	22,263	83,759	88,661

Total expenses	627,973	425,886	1,210,112	1,029,506

Net investment income (loss)	964,820	763,347	1,955,077	1,722,025

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(66,742,664)	44,564,343	(32,860,343)	76,773,606
Short-term U.S. government and agency obligations	5	627	5	627
Affiliated investments	(5,059)	—	(559)	—
Payment from affiliate (Note 5)	20,982	—	33,035	—

Net realized gain (loss)	(66,726,736)	44,564,970	(32,827,862)	76,774,233

Change in net unrealized appreciation (depreciation) on
Futures contracts	(30,185,924)	(21,523,129)	4,484,303	(14,535,040)
Short-term U.S. government and agency obligations	(74)	(200)	(20,979)	(6,808)
Affiliated investments	(19,250)	—	1,750	—

Change in net unrealized appreciation (depreciation)	(30,205,248)	(21,523,329)	4,465,074	(14,541,848)

Net realized and unrealized gain (loss)	(96,931,984)	23,041,641	(28,362,788)	62,232,385

Net income (loss)	$(95,967,164)	$23,804,988	$(26,407,711)	$63,954,410

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$173,679,251	$162,998,741	$227,464,736	$133,641,615

Addition of 6,500,000, 2,500,000, 7,650,000 and 7,225,000 shares, respectively	176,545,900	133,762,860	209,293,693	332,679,299
Redemption of 2,225,000, 2,225,000, 7,150,000 and 6,675,000 shares, respectively	(55,610,726)	(156,024,747)	(211,703,457)	(365,733,482)

Net addition (redemption) of 4,275,000, 275,000, 500,000 and 550,000 shares, respectively	120,935,174	(22,261,887)	(2,409,764)	(33,054,183)

Net investment income (loss)	964,820	763,347	1,955,077	1,722,025
Net realized gain (loss)	(66,726,736)	44,564,970	(32,827,862)	76,774,233
Change in net unrealized appreciation (depreciation)	(30,205,248)	(21,523,329)	4,465,074	(14,541,848)

Net income (loss)	(95,967,164)	23,804,988	(26,407,711)	63,954,410

Shareholders’ equity, end of period	$198,647,261	$164,541,842	$198,647,261	$164,541,842

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(26,407,711)	$63,954,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,739,499)	(164,117,321)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	155,000,005	189,961,871
Cost of affiliated investments purchased	(110,070,000)	—
Proceeds from affiliated investments sold	45,032,191	—
Net amortization and accretion on short-term U.S. government and agency obligations	(530,214)	(912,856)
Net realized (gain) loss on investments	554	(627)
Change in unrealized (appreciation) depreciation on investments	19,229	6,808
Decrease (Increase) in receivable on open futures contracts	4,378,809	2,613,474
Decrease (Increase) in receivable for dividends from affiliates	(61,420)	—
Decrease (Increase) in interest receivable	(61,916)	(118,434)
Increase (Decrease) in payable to Sponsor	(1,811)	31,487
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,961)	(703)
Increase (Decrease) in payable on open futures contracts	4,524,282	1,054,685

Net cash provided by (used in) operating activities	2,078,538	92,472,794

Cash flow from financing activities
Proceeds from addition of shares	208,229,843	332,679,299
Payment on shares redeemed	(215,561,213)	(365,733,482)

Net cash provided by (used in) financing activities	(7,331,370)	(33,054,183)

Net increase (decrease) in cash	(5,252,832)	59,418,611
Cash, beginning of period	141,070,491	105,874,804

Cash, end of period	$135,817,659	$165,293,415

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITI
ON

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,133,490,927 and $2,258,570,523, respectively)	$2,133,460,710	$2,259,034,978
Affiliated investments (cost $1,258,686,320 and –, respectively)	1,258,857,300	—
Cash	505,018,497	2,000,384,525
Segregated cash balances with brokers for futures contracts	863,694,485	1,057,966,488
Segregated cash balances with brokers for foreign currency forward contracts	—	14,672,676
Segregated cash balances with brokers for swap agreements	—	177,725,284
Unrealized appreciation on swap agreements	11,703,095	342,589,713
Unrealized appreciation on foreign currency forward contracts	1,865,204	1,026,581
Due from counterparty	11,540,059	—
Receivable from capital shares sold	47,691,291	141,593,234
Receivable on open futures contracts	50,301,063	62,341,509
Receivable for dividends from affiliates	1,157,885	—
Interest receivable	3,576,701	5,605,894

Total assets	4,888,866,290	6,062,940,882

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	43,105,931	80,016,715
Payable on open futures contracts	34,944,427	234,805,824
Brokerage commissions and futures account fees payable	62,775	87,843
Payable to Sponsor	3,975,571	4,227,029
Unrealized depreciation on swap agreements	240,815,744	18,039,464
Unrealized depreciation on foreign currency forward contracts	1,134,858	1,694,678

Total liabilities	324,039,306	338,871,553

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,564,826,984	5,724,069,329

Total liabilities and shareholders’ equity	$4,888,866,290	$6,062,940,882

Shares outstanding (Note 1) (Note 2)	121,861,975	108,548,066

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest	$34,737,195	$31,608,406	$72,749,424	$62,559,311
Dividends from affiliates (Note 5)	14,923,797	—	21,519,338	—

Total income	49,660,992	31,608,406	94,268,762	62,559,311

Expenses
Management fee	14,232,592	8,240,705	29,915,149	16,091,243
Brokerage commissions	2,136,363	1,988,079	4,325,222	4,152,582
Futures account fees	220,893	222,750	417,823	549,450

Total expenses	16,589,848	10,451,534	34,658,194	20,793,275

Net investment income (loss)	33,071,144	21,156,872	59,610,568	41,766,036

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(777,247,902)	328,054,378	(222,976,007)	513,310,950
Swap agreements	(318,604,869)	81,036,670	132,409,662	142,797,216
Foreign currency forward contracts	(202,869)	(3,030,481)	(1,324,376)	(3,016,969)
Short-term U.S. government and agency obligations	(6,469)	(9,131)	5,082	(9,201)
Affiliated investments	(62,770)	—	186,180	—
Payment from affiliate (Note 5)	636,039	—	949,535	—

Net realized gain (loss)	(1,095,488,840)	406,051,436	(90,749,924)	653,081,996

Change in net unrealized appreciation (depreciation) on
Futures contracts	188,057,704	(165,477,989)	(140,194,370)	(104,237,226)
Swap agreements	(328,285,016)	(91,024,244)	(553,662,898)	8,077,709
Foreign currency forward contracts	694,074	450,161	1,398,443	163,608
Short-term U.S. government and agency obligations	(39,447)	13,008	(494,672)	(125,625)
Affiliated investments	57,360	—	170,980	—

Change in net unrealized appreciation (depreciation)	(139,515,325)	(256,039,064)	(692,782,517)	(96,121,534)

Net realized and unrealized gain (loss)	(1,235,004,165)	150,012,372	(783,532,441)	556,960,462

Net income (loss)	$(1,201,933,021)	$171,169,244	$(723,921,873)	$598,726,498

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$6,186,097,088	$3,573,878,847	$5,724,069,329	$3,025,133,601

Addition of 134,962,500, 83,245,000, 370,377,500 and 168,680,000 shares, respectively (Note 1)	4,520,040,143	3,965,828,522	12,755,830,010	7,387,912,135
Redemption of 148,025,883, 93,155,034, 357,063,591 and 156,990,034 shares, respectively (Note 1)	(4,939,377,226)	(4,058,920,811)	(13,191,150,482)	(7,359,816,432)

Net addition (redemption) of (13,063,383), (9,910,034), 13,313,909 and 11,689,966 shares, respectively (Note 1)	(419,337,083)	(93,092,289)	(435,320,472)	28,095,703

Net investment income (loss)	33,071,144	21,156,872	59,610,568	41,766,036
Net realized gain (loss)	(1,095,488,840)	406,051,436	(90,749,924)	653,081,996
Change in net unrealized appreciation (depreciation)	(139,515,325)	(256,039,064)	(692,782,517)	(96,121,534)

Net income (loss)	(1,201,933,021)	171,169,244	(723,921,873)	598,726,498

Shareholders’ equity, end of period	$4,564,826,984	$3,651,955,802	$4,564,826,984	$3,651,955,802

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(723,921,873)	$598,726,498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(8,583,723,819)	(4,922,432,200)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	8,747,597,486	5,104,090,758
Cost of affiliated investments purchased	(3,170,100,180)	—
Proceeds from affiliated investments sold	1,911,600,040	—
Net amortization and accretion on short-term U.S. government and agency obligations	(38,788,989)	(27,726,427)
Net realized (gain) loss on investments	(191,262)	9,201
Change in unrealized (appreciation) depreciation on investments	552,588,147	(8,115,692)
Decrease (Increase) in due from counterparty	(11,540,059)	—
Decrease (Increase) in receivable on futures contracts	12,040,446	(8,950,923)
Decrease (Increase) in receivable for dividends from affiliates	(1,157,885)	—
Decrease (Increase) in interest receivable	2,029,193	(1,848,021)
Increase (Decrease) in payable to Sponsor	(251,458)	247,285
Increase (Decrease) in brokerage commissions and futures account fees payable	(25,068)	17,059
Increase (Decrease) in payable on futures contracts	(199,861,397)	42,734,683

Net cash provided by (used in) operating activities	(1,503,706,678)	776,752,221

Cash flow from financing activities
Proceeds from addition of shares	12,849,731,953	7,307,503,630
Payment on shares redeemed	(13,228,061,266)	(7,327,826,527)

Net cash provided by (used in) financing activities	(378,329,313)	(20,322,897)

Net increase (decrease) in cash	(1,882,035,991)	756,429,324
Cash, beginning of period	3,250,748,973	2,577,444,038

Cash, end of period	$1,368,712,982	$3,333,873,362

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2026, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX
Mid-Term
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the six months ended June 30, 2026, and during the year ended December 31, 2025. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price
ProShares Ultra Gold	June 12, 2025	4-for-1 forward Share split	June 13, 2025
ProShares UltraShort Gold	June 12, 2025	1-for-2 reverse Share split	June 13, 2025
ProShares UltraShort Gold	November 19, 2025	1-for-2 reverse Share split	November 20, 2025
ProShares Ultra VIX Short-Term Futures ETF	November 19, 2025	1-for-5 reverse Share split	November 20, 2025
ProShares UltraShort Silver	February 26, 2026	1-for-10 reverse Share split	February 27, 2026
ProShares Ultra Bloomberg Natural Gas	May 27, 2026	1-for-2 reverse Share split	May 28, 2026
ProShares UltraShort Bloomberg Crude Oil	May 27, 2026	1-for-4 reverse Share split	May 28, 2026
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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated June 30, 2026 and 2025, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The
cut-off
times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2026 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	June 30, 2026
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	June 30, 2026
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30, 2026
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2026
UltraShort Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	June 30, 2026
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	June 30, 2026
Ultra Euro, Ultra Yen, Ultrashort Euro	3:00 p.m.	4:00 p.m.	June 30, 2026
and Ultrashort Yen
Short VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2026
Ultra VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2026
VIX Mid-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2026
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	June 30, 2026

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2026.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the six months ended June 30, 2026.
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

The following table summarizes the valuation of investments at June 30, 2026 using the fair value hierarchy:

	Level I - Quoted Prices			Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Exchange Traded Fund	Futures Contracts *	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$44,645,753	$75,045,000	$11,931,229	$—	$—	$131,621,982
ProShares Ultra Bloomberg Crude Oil	248,639,306	70,049,000	(3,645,927)	—	(75,305,700)	239,736,679
ProShares Ultra Bloomberg Natural Gas	99,638,000	100,070,000	4,878,818	—	—	204,586,818
ProShares Ultra Euro	1,994,224	—	—	(125,840)	—	1,868,384
ProShares Ultra Gold	398,489,670	180,126,000	(43,082,533)	—	(32,882,489)	502,650,648
ProShares Ultra Silver	939,739,692	280,196,000	(55,109,618)	—	(129,195,651)	1,035,630,423
ProShares Ultra VIX Short-Term Futures ETF	—	50,030,000	(32,887,617)	—	—	17,142,383
ProShares Ultra Yen	6,979,785	11,006,600	—	(950,325)	—	17,036,060
ProShares UltraShort Bloomberg Crude Oil	278,944,830	300,210,000	285,027,123	—	—	864,181,953
ProShares UltraShort Bloomberg Natural Gas	—	45,031,500	577,621	—	—	45,609,121
ProShares UltraShort Euro	9,971,121	10,006,000	—	898,576	—	20,875,697
ProShares UltraShort Gold	39,855,200	30,021,000	14,999,402	—	2,918,311	87,793,913
ProShares UltraShort Silver	44,628,208	20,014,000	10,415,810	—	5,352,880	80,410,898
ProShares UltraShort Yen	9,971,121	7,004,200	—	907,935	—	17,883,256
ProShares VIX Mid-Term Futures ETF	9,963,800	15,009,000	(3,601,639)	—	—	21,371,161
ProShares VIX Short-Term Futures ETF	—	65,039,000	(17,083,960)	—	—	47,955,040

Combined Trust:	$2,133,460,710	$1,258,857,300	$172,418,709	$730,346	$(229,112,649)	$3,336,354,416

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the period ended June 30, 2026.

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

There were no transfers into or out of Level 3 for the year ended December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, the Funds did not have any open repurchase agreements.

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
Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2026 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of June 30, 2026

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$11,931,229	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			32,887,617	*
	ProShares VIX Mid-Term Futures ETF		—			3,601,639	*
	ProShares VIX Short-Term Futures ETF		—			17,083,960	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		2,087,777	*		81,039,404	*
	ProShares Ultra Bloomberg Natural Gas		4,878,818	*		—
	ProShares Ultra Gold		—			75,965,022	*
	ProShares Ultra Silver		2,869,644	*		187,174,913	*
	ProShares UltraShort Bloomberg Crude Oil		285,027,123	*		—
	ProShares UltraShort Bloomberg Natural Gas		577,621	*		—
	ProShares UltraShort Gold		17,917,713	*		—
	ProShares UltraShort Silver		15,939,794	*		171,104	*
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		576			126,416
	ProShares Ultra Yen		7,708			958,033
	ProShares UltraShort Euro		943,149			44,573
	ProShares UltraShort Yen		913,771			5,836

		Combined Trust:	$343,094,923	*		$399,058,517	*

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

The Effect of Derivative Instruments on the Statement of
Operations
For the three months ended June 30, 2026

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$32,396,869	$15,231,904
		ProShares Ultra VIX Short-Term Futures ETF	(192,491,371)	(56,859,023)
		ProShares VIX Mid-Term Futures ETF	(1,150,253)	(9,095,985)
		ProShares VIX Short-Term Futures ETF	(66,742,664)	(30,185,924)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	145,508,043	(187,993,469)
		ProShares Ultra Bloomberg Natural Gas	(57,395,050)	31,126,328
		ProShares Ultra Gold	(236,877,923)	(6,316,066)
		ProShares Ultra Silver	(612,395,722)	(198,143,507)
		ProShares UltraShort Bloomberg Crude Oil	(233,450,154)	329,873,520
		ProShares UltraShort Bloomberg Natural Gas	69,502,325	(41,472,530)
		ProShares UltraShort Gold	18,747,899	8,065,368
		ProShares UltraShort Silver	38,495,230	5,542,072
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(45,142)	(77,992)
		ProShares Ultra Yen	(1,512,145)	(696,534)
		ProShares UltraShort Euro	272,363	688,073
		ProShares UltraShort Yen	1,082,055	780,527

		Combined Trust	$(1,096,055,640)	$(139,533,238)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2026

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$13,691,256	$(3,768,368)
		ProShares Ultra VIX Short-Term Futures ETF	(116,494,011)	23,187,545
		ProShares VIX Mid-Term Futures ETF	(600,547)	(1,566,090)
		ProShares VIX Short-Term Futures ETF	(32,860,343)	4,484,303
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	368,500,233	(64,111,399)
		ProShares Ultra Bloomberg Natural Gas	14,982,765	136,975,690
		ProShares Ultra Gold	(8,183,433)	(141,939,756)
		ProShares Ultra Silver	(253,066,422)	(917,463,926)
		ProShares UltraShort Bloomberg Crude Oil	(330,310,811)	273,002,005
		ProShares UltraShort Bloomberg Natural Gas	249,344,756	(53,365,916)
		ProShares UltraShort Gold	3,708,862	21,340,956
		ProShares UltraShort Silver	721,350	29,367,688
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(224,784)	(188,530)
		ProShares Ultra Yen	(4,432,905)	232,323
		ProShares UltraShort Euro	883,645	1,290,950
		ProShares UltraShort Yen	2,449,668	63,700

		Combined Trust:	$(91,890,721)	$(692,458,825)

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended June 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$2,005	$13,636,368
		ProShares Ultra VIX Short-Term Futures ETF	56,045,179	(88,993,838)
		ProShares VIX Mid-Term Futures ETF	4,726,990	(1,835,417)
		ProShares VIX Short-Term Futures ETF	44,564,343	(21,523,129)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(28,592,206)	(41,338,039)
		ProShares Ultra Bloomberg Natural Gas	(12,342,109)	(84,894,683)
		ProShares Ultra Gold	86,158,039	(61,456,710)
		ProShares Ultra Silver	99,198,843	(73,501,501)
		ProShares UltraShort Bloomberg Crude Oil	32,210,113	14,026,553
		ProShares UltraShort Bloomberg Natural Gas	124,600,984	80,953,188
		ProShares UltraShort Gold	5,846,099	5,933,528
		ProShares UltraShort Silver	(3,327,232)	2,491,447
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	616,633	415,771
		ProShares Ultra Yen	1,428,203	2,283,730
		ProShares UltraShort Euro	(3,936,993)	(1,538,631)
		ProShares UltraShort Yen	(1,138,324)	(710,709)

		Combined Trust	$406,060,567	$(256,052,072)

The Effect of Derivative Instruments on the Statement of Operations
For the six months ended June 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$(17,634,848)	$13,401,093
		ProShares Ultra VIX Short-Term Futures ETF	155,966,636	(69,352,758)
		ProShares VIX Mid-Term Futures ETF	5,434,182	(210,933)
		ProShares VIX Short-Term Futures ETF	76,773,606	(14,535,040)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	(13,075,345)	(41,773,534)
		ProShares Ultra Bloomberg Natural Gas	210,263,119	(127,006,905)
		ProShares Ultra Gold	144,586,625	(5,410,106)
		ProShares Ultra Silver	153,909,630	65,813,122
		ProShares UltraShort Bloomberg Crude Oil	41,144,012	17,511,380
		ProShares UltraShort Bloomberg Natural Gas	(97,226,728)	66,356,953
		ProShares UltraShort Gold	2,403,495	1,607,812
		ProShares UltraShort Silver	(6,436,218)	(2,560,601)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	777,150	610,648
		ProShares Ultra Yen	3,070,845	4,951,669
		ProShares UltraShort Euro	(5,567,946)	(2,883,349)
		ProShares UltraShort Yen	(1,297,018)	(2,515,360)

		Combined Trust:	$653,091,197	$(95,995,909)

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2026.

Fair Values of Derivative Instruments as of June 30, 2026

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$391,156	$—	$391,156	$75,696,856	$—	$75,696,856
ProShares Ultra Euro
Foreign currency forward contracts	576	—	576	126,416	—	126,416
ProShares Ultra Gold
Swap agreements	—	—	—	32,882,489	—	32,882,489
ProShares Ultra Silver
Swap agreements	2,869,644	—	2,869,644	132,065,295	—	132,065,295
ProShares Ultra Yen
Foreign currency forward contracts	7,708	—	7,708	958,033	—	958,033
ProShares UltraShort Euro
Foreign currency forward contracts	943,149	—	943,149	44,573	—	44,573
ProShares UltraShort Gold
Swap agreements	2,918,311	—	2,918,311	—	—	—
ProShares UltraShort Silver
Swap agreements	5,523,984	—	5,523,984	171,104	—	171,104
ProShares UltraShort Yen
Foreign currency forward contracts	913,771	—	913,771	5,836	—	5,836
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2026. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized
due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for
Deri
vative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of June 30, 2026
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$(2,576,150)	$2,576,150	$—	$—
Goldman Sachs International	(32,233,988)	32,233,988	—	—
Societe Generale	(40,886,718)	40,886,718	—	—
UBS AG	391,156	(391,156)	—	—
ProShares Ultra Euro
Goldman Sachs International	(50,228)	50,228	—	—
UBS AG	(75,612)	75,612	—	—
ProShares Ultra Gold
Citibank, N.A.	(20,923,069)	20,923,069	—	—
Goldman Sachs International	(7,586,111)	7,586,111	—	—
UBS AG	(4,373,309)	4,373,309	—	—
ProShares Ultra Silver
Citibank, N.A.	(79,642,009)	79,642,009	—	—
Goldman Sachs International	(26,627,453)	26,627,453	—	—
Morgan Stanley & Co. International PLC	(25,795,833)	25,795,833	—	—
UBS AG	2,869,644	—	—	2,869,644
ProShares Ultra Yen
Goldman Sachs International	(465,491)	465,491	—	—
UBS AG	(484,834)	484,834	—	—
ProShares UltraShort Euro
Goldman Sachs International	393,804	(393,804)	—	—
UBS AG	504,772	(504,772)	—	—
ProShares UltraShort Gold
Citibank, N.A.	2,015,547	(2,015,547)	—	—
Goldman Sachs International	708,009	(708,009)	—	—
UBS AG	194,755	(194,755)	—	—
ProShares UltraShort Silver
Citibank, N.A.	939,462	(939,462)	—	—
Goldman Sachs International	4,584,522	(4,584,522)	—	—
UBS AG	(171,104)	171,104	—	—
ProShares UltraShort Yen
Goldman Sachs International	465,583	(271,321)	—	194,262
UBS AG	442,352	(291,607)	—	150,745
The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available fo
r offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2025:

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

NOTE 5 – INVESTMENTS IN AFFILIATES
Certain Funds may invest a portion of their cash balances in the ProShares GENIUS Money Market ETF (the “Affiliated Fund”), an affiliated exchange-traded fund for purposes of Section 2(a)(3) of the Investment Company Act of 1940. The Affiliated Fund is used primarily for cash management and liquidity. Income from the Affiliated Fund is presented as “Receivable for dividends from affiliates” in the Statements of Operations, with any related receivable included in “Dividends from affiliates receivable” in the Statements of Financial Condition. The Sponsor has reimbursed the costs for acquired fund fees and expenses related to management fees associated with each Fund’s investment in the Affiliated Fund. These reimbursements are included in Payment from Affiliate on the Statements of Operations. The following table summarizes each Fund’s investment activity in the Affiliated Fund for the three and six months ended 30 June, 2026.

	Value 3/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
ProShares Short VIX Short-Term Futures ETF	$60,042,000	$15,022,500	$—	$(19,500)	$—	$75,045,000	$583,084
ProShares Ultra Bloomberg Crude Oil	230,138,000	—	(160,117,232)	60,660	(32,428)	70,049,000	1,114,675
ProShares Ultra Bloomberg Natural Gas	140,084,000	—	(40,026,588)	40,000	(27,412)	100,070,000	1,044,838
ProShares Ultra Gold	340,238,000	—	(160,102,202)	(48,000)	38,202	180,126,000	2,546,130
ProShares Ultra Silver	405,283,500	200,175,250	(325,262,299)	(37,500)	37,049	280,196,000	4,043,046
ProShares Ultra VIX Short-Term Futures ETF	105,073,500	70,065,500	(125,095,423)	(4,800)	(8,777)	50,030,000	760,092
ProShares Ultra Yen	16,011,200	—	(5,003,897)	(2,600)	1,897	11,006,600	120,938
ProShares UltraShort Bloomberg Crude Oil	290,174,000	170,154,250	(160,144,701)	98,000	(71,549)	300,210,000	3,019,466
ProShares UltraShort Bloomberg Natural Gas	80,048,000	—	(35,023,778)	(2,500)	9,778	45,031,500	443,285
ProShares UltraShort Euro	10,007,000	—	—	(1,000)	—	10,006,000	88,387
ProShares UltraShort Gold	25,017,500	15,013,500	(10,005,794)	(1,000)	(3,206)	30,021,000	237,897
ProShares UltraShort Silver	10,007,000	30,027,700	(20,014,588)	(1,450)	(4,662)	20,014,000	195,906
ProShares UltraShort Yen	7,004,900	—	—	(700)	—	7,004,200	61,871
ProShares VIX Mid-Term Futures ETF	20,014,000	—	(5,005,397)	(3,000)	3,397	15,009,000	152,911
ProShares VIX Short-Term Futures ETF	70,049,000	30,038,000	(35,023,691)	(19,250)	(5,059)	65,039,000	511,271

ProShares Trust II:	$1,809,191,600	$530,496,700	$(1,080,825,590)	$57,360	$(62,770)	$1,258,857,300	$14,923,797

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
ProShares Short VIX Short-Term Futures ETF	$—	$85,050,500	$(10,009,000)	$(1,500)	$5,000	$75,045,000	$790,653
ProShares Ultra Bloomberg Crude Oil	—	250,204,460	(180,127,232)	21,000	(49,228)	70,049,000	1,803,495
ProShares Ultra Bloomberg Natural Gas	—	140,103,500	(40,026,588)	20,500	(27,412)	100,070,000	1,478,171
ProShares Ultra Gold	—	520,242,150	(340,294,902)	54,000	124,752	180,126,000	3,978,367
ProShares Ultra Silver	—	1,000,582,250	(720,634,299)	84,000	164,049	280,196,000	5,973,753
ProShares Ultra VIX Short-Term Futures ETF	—	225,163,000	(175,146,223)	10,000	3,223	50,030,000	1,098,093
ProShares Ultra Yen	—	16,006,400	(5,003,897)	2,200	1,897	11,006,600	174,435
ProShares UltraShort Bloomberg Crude Oil	—	460,471,670	(160,144,701)	(45,420)	(71,549)	300,210,000	3,700,898
ProShares UltraShort Bloomberg Natural Gas	—	140,056,000	(95,072,278)	13,500	34,278	45,031,500	744,332
ProShares UltraShort Euro	—	10,004,000	—	2,000	—	10,006,000	121,823
ProShares UltraShort Gold	—	45,025,500	(15,009,544)	6,500	(1,456)	30,021,000	321,487
ProShares UltraShort Silver	—	140,109,950	(120,093,788)	(1,950)	(212)	20,014,000	270,134
ProShares UltraShort Yen	—	7,002,800	—	1,400	—	7,004,200	85,276
ProShares VIX Mid-Term Futures ETF	—	20,008,000	(5,005,397)	3,000	3,397	15,009,000	219,783
ProShares VIX Short-Term Futures ETF	—	110,070,000	(45,032,191)	1,750	(559)	65,039,000	758,638

ProShares Trust II:	$—	$3,170,100,180	$(1,911,600,040)	$170,980	$186,180	$1,258,857,300	$21,519,338

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
Transaction fees incurred during the three and six months ended June 30, 2026 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Six Months Ended
Fund	June 30, 2026	June 30, 2026
ProShares Short VIX Short-Term Futures ETF	$18,162	$39,173
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	362,382	693,874
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	7,244	16,909
ProShares VIX Short-Term Futures ETF	105,738	167,605

Combined Trust:	$493,526	$917,561

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended June 30, 2026
For the Three Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2026	$45.78	$38.79	$32.06	$12.70	$60.57	$117.67
Net investment income (loss)	0.23	0.27	0.11	0.08	0.37	0.70
Net realized and unrealized gain (loss)#	11.26	(6.54)	(4.50)	(0.41)	(16.89)	(49.72)
Change in net asset value from operations	11.49	(6.27)	(4.39)	(0.33)	(16.52)	(49.02)
Net asset value, at June 30, 2026	$57.27	$32.52	$27.67	$12.37	$44.05	$68.65
Market value per share, at March 31, 2026 †	$45.80	$39.30	$32.24	$12.72	$61.46	$119.51
Market value per share, at June 30, 2026 †	$57.26	$32.95	$27.44	$12.36	$43.87	$68.01
Total Return, at net asset value^	25.1%	(16.2)%	(13.7)%	(2.6)%	(27.3)%	(41.7)%
Total Return, at market value^	25.0%	(16.2)%	(14.9)%	(2.8)%	(28.6)%	(43.1)%
Ratios to Average Net Assets**
Expense ratio^^	1.15%	1.00%	1.42%	0.95%	0.96%	0.97%
Net investment income gain (loss)	1.77%	2.50%	1.65%	2.49%	2.59%	2.54%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at March 31, 2026	$52.10	$18.37	$33.73	$21.81	$29.59	$20.49
Net investment income (loss)	0.07	0.12	0.15	0.10	0.19	0.13
Net realized and unrealized gain (loss)#	(27.36)	(1.16)	1.60	0.55	0.88	6.26
Change in net asset value from operations	(27.29)	(1.04)	1.75	0.65	1.07	6.39
Net asset value, at June 30, 2026	$24.81	$17.33	$35.48	$22.46	$30.66	$26.88
Market value per share, at March 31, 2026 †	$52.30	$18.38	$33.28	$21.71	$29.60	$20.18
Market value per share, at June 30, 2026 †	$24.89	$17.38	$35.02	$22.65	$30.62	$26.98
Total Return, at net asset value^	(52.4)%	(5.7)%	5.2%	3.0%	3.6%	31.2%
Total Return, at market value^	(52.4)%	(5.4)%	5.2%	4.3%	3.4%	33.7%
Ratios to Average Net Assets**
Expense ratio^^	1.73%	0.95%	1.11%	1.51%	0.95%	0.97%
Net investment income gain (loss)	0.85%	2.60%	2.07%	1.60%	2.58%	2.47%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2026	$22.87	$53.03	$17.21	$34.28
Net investment income (loss)	0.13	0.34	0.09	0.11
Net realized and unrealized gain (loss)#	7.50	3.33	(2.97)	(13.12)
Change in net asset value from operations	7.63	3.67	(2.88)	(13.01)
Net asset value, at June 30, 2026	$30.50	$56.70	$14.33	$21.27
Market value per share, at March 31, 2026 †	$22.51	$52.98	$17.15	$34.35
Market value per share, at June 30, 2026 †	$30.79	$56.62	$14.35	$21.29
Total Return, at net asset value^	33.4%	6.9%	(16.7)%	(38.0)%
Total Return, at market value^	36.8%	6.9%	(16.3)%	(38.0)%
Ratios to Average Net Assets**
Expense ratio^^	0.99%	0.95%	0.95%	1.14%
Net investment income gain (loss)	2.38%	2.55%	2.23%	1.74%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended June 30, 2025
For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2025	$45.79	$27.13	$170.57	$11.36	$32.04	$45.74
Net investment income (loss)	0.23	0.12	0.61	0.08	0.27	0.31
Net realized and unrealized gain (loss)#	(3.40)	(4.76)	(78.49)	1.96	2.09	1.02
Change in net asset value from operations	(3.17)	(4.64)	(77.88)	2.04	2.36	1.33
Net asset value, at June 30, 2025	$42.62	$22.49	$92.69	$13.40	$34.40	$47.07
Market value per share, at March 31, 2025 †	$45.76	$27.06	$171.52	$11.38	$32.18	$46.16
Market value per share, at June 30, 2025 †	$42.60	$22.41	$92.16	$13.37	$34.66	$47.49
Total Return, at net asset value^	(6.9)%	(17.1)%	(45.7)%	17.9%	7.4%	2.9%
Total Return, at market value^	(6.9)%	(17.2)%	(46.3)%	17.5%	7.7%	2.9%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	1.01%	1.48%	0.95%	0.97%	0.99%
Net investment income gain (loss)	2.40%	2.22%	2.12%	2.65%	3.09%	2.91%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold*
Net asset value, at March 31, 2025	$117.22	$21.90	$66.95	$19.70	$32.30	$50.89
Net investment income (loss)	0.36	0.15	0.50	0.14	0.20	0.27
Net realized and unrealized gain (loss)#	(24.11)	1.27	4.65	5.60	(5.05)	(6.27)
Change in net asset value from operations	(23.75)	1.42	5.15	5.74	(4.85)	(6.00)
Net asset value, at June 30, 2025	$93.47	$23.32	$72.10	$25.44	$27.45	$44.89
Market value per share, at March 31, 2025 †	$117.15	$21.89	$67.04	$19.57	$32.27	$50.68
Market value per share, at June 30, 2025 †	$93.75	$23.23	$72.24	$25.61	$27.48	$44.52
Total Return, at net asset value^	(20.3)%	6.5%	7.7%	29.2%	(15.0)%	(11.8)%
Total Return, at market value^	(20.0)%	6.1%	7.8%	30.9%	(14.8)%	(12.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.73%	0.95%	1.15%	1.49%	0.95%	1.00%
Net investment income gain (loss)	1.21%	2.64%	2.65%	2.34%	2.70%	2.41%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver*	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at March 31, 2025	$296.04	$44.29	$15.84	$50.29
Net investment income (loss)	1.43	0.29	0.12	0.32
Net realized and unrealized gain (loss)#	(37.14)	(3.23)	0.77	(3.82)
Change in net asset value from operations	(35.71)	(2.94)	0.89	(3.50)
Net asset value, at June 30, 2025	$260.33	$41.35	$16.73	$46.79
Market value per share, at March 31, 2025 †	$293.30	$44.30	$15.85	$50.26
Market value per share, at June 30, 2025 †	$258.10	$41.38	$16.76	$46.88
Total Return, at net asset value^	(12.1)%	(6.6)%	5.6%	(7.0)%
Total Return, at market value^	(12.0)%	(6.6)%	5.7%	(6.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.03%	0.95%	0.99%	1.26%
Net investment income gain (loss)	1.93%	2.78%	2.74%	2.27%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

S
elected Data for a Share Outstanding Throughout the six months Ended June
 30, 2026
For the Six Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2025	$55.48	$19.30	$45.10	$13.17	$55.91	$155.95
Net investment income (loss)	0.44	0.29	0.26	0.15	0.72	1.36
Net realized and unrealized gain (loss)#	1.35	12.93	(17.69)	(0.95)	(12.58)	(88.66)
Change in net asset value from operations	1.79	13.22	(17.43)	(0.80)	(11.86)	(87.30)
Net asset value, at June 30, 2026	$57.27	$32.52	$27.67	$12.37	$44.05	$68.65
Market value per share, at December 31, 2025 †	$55.38	$19.32	$45.80	$13.16	$55.52	$155.12
Market value per share, at June 30, 2026 †	$57.26	$32.95	$27.44	$12.36	$43.87	$68.01
Total Return, at net asset value^	3.2%	68.5%	(38.6)%	(6.1)%	(21.2)%	(56.0)%
Total Return, at market value^	3.4%	70.5%	(40.1)%	(6.1)%	(21.0)%	(56.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.16%	1.02%	1.39%	0.95%	0.96%	0.97%
Net investment income gain (loss)	1.69%	1.80%	1.60%	2.26%	2.31%	1.95%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at December 31, 2025	$35.86	$19.08	$78.56	$35.79	$28.40	$25.98
Net investment income (loss)	0.15	0.21	0.31	0.14	0.33	0.22
Net realized and unrealized gain (loss)#	(11.20)	(1.96)	(43.39)	(13.47)	1.93	0.68
Change in net asset value from operations	(11.05)	(1.75)	(43.08)	(13.33)	2.26	0.90
Net asset value, at June 30, 2026	$24.81	$17.33	$35.48	$22.46	$30.66	$26.88
Market value per share, at December 31, 2025 †	$35.93	$19.06	$78.44	$35.27	$28.33	$26.15
Market value per share, at June 30, 2026 †	$24.89	$17.38	$35.02	$22.65	$30.62	$26.98
Total Return, at net asset value^	(30.8)%	(9.2)%	(54.8)%	(37.2)%	8.0%	3.5%
Total Return, at market value^	(30.7)%	(8.8)%	(55.4)%	(35.8)%	8.1%	3.2%
Ratios to Average Net Assets**
Expense ratio^^	1.73%	0.95%	1.11%	1.61%	0.95%	0.97%
Net investment income gain (loss)	0.85%	2.29%	2.03%	1.29%	2.31%	2.15%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2026 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2025	$53.23	$50.94	$15.24	$25.73
Net investment income (loss)	0.19	0.60	0.17	0.24
Net realized and unrealized gain (loss)#	(22.92)	5.16	(1.08)	(4.70)
Change in net asset value from operations	(22.73)	5.76	(0.91)	(4.46)
Net asset value, at June 30, 2026	$30.50	$56.70	$14.33	$21.27
Market value per share, at December 31, 2025 †	$53.40	$50.90	$15.27	$25.64
Market value per share, at June 30, 2026 †	$30.79	$56.62	$14.35	$21.29
Total Return, at net asset value^	(42.7)%	11.3%	(6.0)%	(17.3)%
Total Return, at market value^	(42.3)%	11.2%	(6.0)%	(17.0)%
Ratios to Average Net Assets**
Expense ratio^^	1.00%	0.95%	0.96%	1.10%
Net investment income gain (loss)	1.67%	2.30%	2.12%	1.77%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the six months Ended June 30, 2025
For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$109.67	$10.46	$23.36	$33.56
Net investment income (loss)	0.51	0.28	1.46	0.16	0.48	0.59
Net realized and unrealized gain (loss)#	(7.92)	(5.28)	(18.44)	2.78	10.56	12.92
Change in net asset value from operations	(7.41)	(5.00)	(16.98)	2.94	11.04	13.51
Net asset value, at June 30, 2025	$42.62	$22.49	$92.69	$13.40	$34.40	$47.07
Market value per share, at December 31, 2024 †	$50.06	$27.50	$111.64	$10.45	$23.37	$33.67
Market value per share, at June 30, 2025 †	$42.60	$22.41	$92.16	$13.37	$34.66	$47.49
Total Return, at net asset value^	(14.8)%	(18.2)%	(15.5)%	28.1%	47.2%	40.2%
Total Return, at market value^	(14.9)%	(18.5)%	(17.5)%	27.9%	48.3%	41.1%
Ratios to Average Net Assets**
Expense ratio^^	1.19%	1.00%	1.47%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.43%	2.34%	2.31%	2.67%	3.11%	2.85%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2024	$103.86	$20.23	$67.73	$43.61	$34.91	$70.22
Net investment income (loss)	0.66	0.30	0.95	0.29	0.43	0.58
Net realized and unrealized gain (loss)#	(11.05)	2.79	3.42	(18.46)	(7.89)	(25.91)
Change in net asset value from operations	(10.39)	3.09	4.37	(18.17)	(7.46)	(25.33)
Net asset value, at June 30, 2025	$93.47	$23.32	$72.10	$25.44	$27.45	$44.89
Market value per share, at December 31, 2024 †	$103.60	$20.35	$67.68	$42.74	$34.92	$70.32
Market value per share, at June 30, 2025 †	$93.75	$23.23	$72.24	$25.61	$27.48	$44.52
Total Return, at net asset value^	(10.0)%	15.3%	6.5%	(41.7)%	(21.4)%	(36.1)%
Total Return, at market value^	(9.5)%	14.2%	6.7%	(40.1)%	(21.3)%	(36.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.89%	0.95%	1.10%	1.46%	0.95%	0.99%
Net investment income gain (loss)	1.21%	2.67%	2.71%	2.40%	2.71%	2.43%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Six Months Ended June 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2024	$423.96	$47.66	$14.51	$45.05
Net investment income (loss)	2.89	0.59	0.21	0.55
Net realized and unrealized gain (loss)#	(166.52)	(6.90)	2.01	1.19
Change in net asset value from operations	(163.63)	(6.31)	2.22	1.74
Net asset value, at June 30, 2025	$260.33	$41.35	$16.73	$46.79
Market value per share, at December 31, 2024 †	$420.00	$46.68	$14.46	$45.02
Market value per share, at June 30, 2025 †	$258.10	$41.38	$16.76	$46.88
Total Return, at net asset value^	(38.6)%	(13.2)%	15.3%	3.9%
Total Return, at market value^	(38.6)%	(11.4)%	15.9%	4.1%
Ratios to Average Net Assets**
Expense ratio^^	1.02%	0.95%	1.03%	1.34%
Net investment income gain (loss)	1.84%	2.76%	2.70%	2.24%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2026, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

On May 11, 2026, the Trust issued a press release announcing a reverse share split on ProShares Ultra Bloomberg Natural Gas and ProShares UltraShort Bloomberg Crude Oil. The Splits did not change the value of a shareholder’s investment. ProShares Ultra Bloomberg Natural Gas executed a 1:2 Reverse Split of its shares and ProShares UltraShort Bloomberg Crude Oil executed a 1:4 Reverse Split of its shares. The Reverse Split was effective at the market open on May 28, 2026, when the Fund began trading at its post-Reverse Split price. The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of its shares outstanding. The ticker symbol for the Fund did not change, but the Fund was issued a new CUSIP number (74347Y664 for BOIL), (74347Y656 for SCO). The Reverse Split increased the price per share of the Fund with a proportionate decrease in the number of shares outstanding.

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, exchange traded funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2026 and 2025, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2026	Interest Income Three Months Ended June 30, 2025	Interest Income Six Months Ended June 30, 2026	Interest Income Six Months Ended June 30, 2025
ProShares Short VIX Short-Term Futures ETF	$1,082,679	$3,664,726	$2,304,724	$5,820,643
ProShares Ultra Bloomberg Crude Oil	2,632,705	3,240,612	4,551,207	6,745,716
ProShares Ultra Bloomberg Natural Gas	2,019,001	2,079,577	4,792,683	4,980,630
ProShares Ultra Euro	47,346	68,572	94,187	114,044
ProShares Ultra Gold	5,227,533	5,119,975	13,317,296	8,858,522
ProShares Ultra Silver	11,530,778	6,095,350	26,100,001	12,115,255
ProShares Ultra VIX Short-Term Futures ETF	1,737,367	2,804,863	3,712,951	5,692,389
ProShares Ultra Yen	219,316	580,313	519,892	1,108,434
ProShares UltraShort Bloomberg Crude Oil	6,034,097	1,176,354	7,365,892	3,111,177
ProShares UltraShort Bloomberg Natural Gas	811,304	3,919,799	2,624,020	8,363,249
ProShares UltraShort Euro	241,908	303,400	462,021	651,455
ProShares UltraShort Gold	689,377	712,768	1,259,553	925,475
ProShares UltraShort Silver	913,905	227,082	2,165,937	404,937
ProShares UltraShort Yen	204,564	208,788	415,903	417,761
ProShares VIX Mid-Term Futures ETF	263,794	216,994	656,606	498,093
ProShares VIX Short-Term Futures ETF	1,081,522	1,189,233	2,406,551	2,751,531

During the three and six months ended June 30, 2026 and June 30, 2025, each of the Funds earned dividend income from affiliated investments as follows:

Fund	Dividend Income Three Months Ended June 30, 2026	Dividend Income Three Months Ended June 30, 2025	Dividend Income Six Months Ended June 30, 2026	Dividend Income Six Months Ended June 30, 2025
ProShares Short VIX Short-Term Futures ETF	$583,084	$—	$790,653	$—
ProShares Ultra Bloomberg Crude Oil	1,114,675	—	1,803,495	—
ProShares Ultra Bloomberg Natural Gas	1,044,838	—	1,478,171	—
ProShares Ultra Gold	2,546,130	—	3,978,367	—
ProShares Ultra Silver	4,043,046	—	5,973,753	—
ProShares Ultra VIX Short-Term Futures ETF	760,092	—	1,098,093	—
ProShares Ultra Yen	120,938	—	174,435	—
ProShares UltraShort Bloomberg Crude Oil	3,019,466	—	3,700,898	—
ProShares UltraShort Bloomberg Natural Gas	443,285	—	744,332	—
ProShares UltraShort Euro	88,387	—	121,823	—
ProShares UltraShort Gold	237,897	—	321,487	—
ProShares UltraShort Silver	195,906	—	270,134	—
ProShares UltraShort Yen	61,871	—	85,276	—
ProShares VIX Mid-Term Futures ETF	152,911	—	219,783	—
ProShares VIX Short-Term Futures ETF	511,271	—	758,638	—

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 5, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Each Fund has significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in swaps, futures, forward contracts or foreign currency forward contracts, all of which are recorded on a trade date basis and at fair value in the financial statements.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended June 30, 2026.

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$183,969,223	$232,107,856
NAV end of period	$221,547,242	$279,925,400
Percentage change in NAV	20.4%	20.6%
Shares outstanding beginning of period	4,018,614	5,068,614
Shares outstanding end of period	3,868,614	6,568,614
Percentage change in shares outstanding	(3.7)%	29.6%
Shares created	500,000	16,400,000
Shares redeemed	650,000	14,900,000
Per share NAV beginning of period	$45.78	$45.79
Per share NAV end of period	$57.27	$42.62
Percentage change in per share NAV	25.1%	(6.9)%
Percentage change in benchmark	(37.6)%	(6.5)%
Benchmark annualized volatility	45.9%	114.0%

During the three months ended June 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 4,018,614 outstanding Shares at March 31, 2026 to 3,868,614 outstanding Shares at June 30, 2026. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,068,614 outstanding Shares at March 31, 2025 to 6,568,614 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.1% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 6.9% for the three months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 37.6% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 6.5% for the three months ended June 30, 2025, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$1,008,388	$2,458,621
Management fee	541,259	973,113
Brokerage commission	99,757	205,533
Futures account fees	16,359	27,459
Net realized gain (loss)	32,421,061	2,460
Change in net unrealized appreciation (depreciation)	15,210,500	13,637,223
Net Income (loss)	$48,639,949	$16,098,304

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a greater decrease in the value of futures prices during the three months ended June 30, 2026.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$602,898,547	$432,463,827
NAV end of period	$311,964,113	$420,493,513
Percentage change in NAV	(48.3)%	(2.8)%
Shares outstanding beginning of period	15,543,096	15,943,096
Shares outstanding end of period	9,593,096	18,693,096
Percentage change in shares outstanding	(38.3)%	17.2%
Shares created	8,000,000	9,200,000
Shares redeemed	13,950,000	6,450,000
Per share NAV beginning of period	$38.79	$27.13
Per share NAV end of period	$32.52	$22.49
Percentage change in per share NAV	(16.2)%	(17.1)%
Percentage change in benchmark	(7.1)%	(7.7)%
Benchmark annualized volatility	37.4%	35.6%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 15,543,096 outstanding Shares at March 31, 2026 to 9,593,096 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an increase from 15,943,096 outstanding Shares at March 31, 2025 to 18,693,096 outstanding Shares at June 30, 2025.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.2% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 17.1% for the three months ended June 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 7.1% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 7.7% for the three months ended June 30, 2025, can be attributed to a lesser decrease in the value of WTI Crude Oil during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$2,674,827	$2,227,570
Management fee	1,016,255	951,694
Brokerage commission	56,298	61,348
Net realized gain (loss)	145,524,039	(28,591,884)
Change in net unrealized appreciation (depreciation)	(187,941,169)	(41,335,786)
Net Income (loss)	$(39,742,303)	$(67,700,100)

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a lesser decrease in the value of WTI Crude Oil during the three months ended June 30, 2026.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$378,628,694	$232,237,503
NAV end of period	$307,407,986	$334,757,794
Percentage change in NAV	(18.8)%	44.1%
Shares outstanding beginning of period	11,811,524	1,361,524
Shares outstanding end of period	11,111,144	3,611,524
Percentage change in shares outstanding	(5.9)%	165.3%
Shares created	18,475,000	6,575,000
Shares redeemed	19,175,380	4,325,000
Per share NAV beginning of period	$32.06	$170.57
Per share NAV end of period	$27.67	$92.69
Percentage change in per share NAV	(13.7)%	(45.7)%
Percentage change in benchmark	(4.9)%	(22.2)%
Benchmark annualized volatility	36.0%	60.7%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 11,811,524 outstanding Shares at March 31, 2026 to 11,111,144 outstanding Shares at June 30, 2026. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,361,524 outstanding Shares at March 31, 2025 to 3,611,524 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.7% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 45.7% for the three months ended June 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 4.9% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 22.2% for the three months ended June 30, 2025, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$1,644,562	$1,224,122
Management fee	948,756	548,526
Brokerage commission	439,496	288,858
Futures account fees	31,025	18,071
Net realized gain (loss)	(57,377,925)	(12,342,333)
Change in net unrealized appreciation (depreciation)	31,159,508	(84,894,992)
Net Income (loss)	$(24,573,855)	$(96,013,203)

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the three months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$6,347,565	$5,111,473
NAV end of period	$4,949,960	$8,708,069
Percentage change in NAV	(22.0)%	70.4%
Shares outstanding beginning of period	500,000	450,000
Shares outstanding end of period	400,000	650,000
Percentage change in shares outstanding	(20.0)%	44.4%
Shares created	—	200,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$12.70	$11.36
Per share NAV end of period	$12.37	$13.40
Percentage change in per share NAV	(2.6)%	17.9%
Percentage change in benchmark	(1.1)%	8.9%
Benchmark annualized volatility	5.1%	10.2%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,000 outstanding Shares at March 31, 2026 to 400,000 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 450,000 outstanding Shares at March 31, 2025 to 650,000 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.6% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 17.9% for the three months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 1.1% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 8.9% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$34,285	$50,493
Management fee	13,061	18,079
Net realized gain (loss)	(45,142)	616,633
Change in net unrealized appreciation (depreciation)	(78,046)	415,771
Net Income (loss)	$(88,903)	$1,082,897

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2026.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$1,053,863,221	$480,619,425
NAV end of period	$640,891,713	$485,005,243
Percentage change in NAV	(39.2)%	0.9%
Shares outstanding beginning of period	17,400,000	15,000,000
Shares outstanding end of period	14,550,000	14,100,000
Percentage change in shares outstanding	(16.4)%	(6.0)%
Shares created	3,450,000	7,250,000
Shares redeemed	6,300,000	8,150,000
Per share NAV beginning of period	$60.57	$32.04
Per share NAV end of period	$44.05	$34.40
Percentage change in per share NAV	(27.3)%	7.4%
Percentage change in benchmark	(13.5)%	5.2%
Benchmark annualized volatility	24.3%	26.3%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 17,400,000 outstanding Shares at March 31, 2026 to 14,550,000 outstanding Shares at June 30, 2026. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 15,000,000 outstanding Shares at March 31, 2025 to 14,100,000 outstanding Shares at June 30, 2025.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.3% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 7.4% for the three months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 13.5% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 5.2% for the three months ended June 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$5,670,440	$3,895,862
Management fee	2,080,734	1,197,578
Brokerage commission	22,489	26,535
Net realized gain (loss)	(236,731,105)	86,158,116
Change in net unrealized appreciation (depreciation)	(6,380,474)	(61,454,302)
Net Income (loss)	$(237,441,139)	$28,599,676

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2026.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$1,852,945,623	$717,992,459
NAV end of period	$1,269,873,944	$708,196,011
Percentage change in NAV	(31.5)%	(1.4)%
Shares outstanding beginning of period	15,746,526	15,696,526
Shares outstanding end of period	18,496,526	15,046,526
Percentage change in shares outstanding	17.5%	(4.1)%
Shares created	7,600,000	5,000,000
Shares redeemed	4,850,000	5,650,000
Per share NAV beginning of period	$117.67	$45.74
Per share NAV end of period	$68.65	$47.07
Percentage change in per share NAV	(41.7)%	2.9%
Percentage change in benchmark	(20.5)%	3.7%
Benchmark annualized volatility	51.4%	33.6%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 15,746,526 outstanding Shares at March 31, 2026 to 18,496,526 outstanding Shares at June 30, 2026. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 15,696,526 outstanding Shares at March 31, 2025 to 15,046,526 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 41.7% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 20.5% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 3.7% for the three months ended June 30, 2025, can be attributed to a decrease in the value of silver futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$11,276,436	$4,551,855
Management fee	4,220,154	1,485,223
Brokerage commission	77,234	58,272
Net realized gain (loss)	(612,192,543)	99,198,831
Change in net unrealized appreciation (depreciation)	(198,181,181)	(73,497,185)
Net Income (loss)	$(799,097,288)	$30,253,501

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2026.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$295,275,255	$323,381,943
NAV end of period	$247,336,088	$579,408,908
Percentage change in NAV	(16.2)%	79.2%
Shares outstanding beginning of period	5,667,347	2,758,729
Shares outstanding end of period	9,967,347	6,198,729
Percentage change in shares outstanding	75.9%	124.7%
Shares created	19,350,000	7,870,000
Shares redeemed	15,050,000	4,430,000
Per share NAV beginning of period	$52.10	$117.22
Per share NAV end of period	$24.81	$93.47
Percentage change in per share NAV	(52.4)%	(20.3)%
Percentage change in benchmark	(37.6)%	(6.5)%
Benchmark annualized volatility	45.9%	114.0%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,667,347 outstanding Shares at March 31, 2026 to 9,967,347 outstanding Shares at June 30, 2026. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,758,729 outstanding Shares at March 31, 2025 to 6,198,729 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.4% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 20.3% for the three months ended June 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 37.6% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 6.5% for the three months ended June 30, 2025, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$824,272	$1,151,011
Management fee	919,269	906,425
Brokerage commission	644,706	621,171
Futures account fees	109,212	126,256
Net realized gain (loss)	(192,467,810)	56,043,330
Change in net unrealized appreciation (depreciation)	(56,863,823)	(88,992,737)
Net Income (loss)	$(248,507,361)	$(31,798,396)

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a greater decrease in the value of futures prices, during the three months ended June 30, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$45,015,244	$61,327,343
NAV end of period	$31,186,126	$66,461,439
Percentage change in NAV	(30.7)%	8.4%
Shares outstanding beginning of period	2,449,970	2,799,970
Shares outstanding end of period	1,799,970	2,849,970
Percentage change in shares outstanding	(26.5)%	1.8%
Shares created	—	350,000
Shares redeemed	650,000	300,000
Per share NAV beginning of period	$18.37	$21.90
Per share NAV end of period	$17.33	$23.32
Percentage change in per share NAV	(5.7)%	6.5%
Percentage change in benchmark	(2.4)%	4.2%
Benchmark annualized volatility	6.6%	13.7%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,449,970 outstanding Shares at March 31, 2026 to 1,799,970 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 2,799,970 outstanding Shares at March 31, 2025 to 2,849,970 outstanding Shares at June 30, 2025.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.7% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 6.5% for the three months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 2.4% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 4.2% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$249,161	$426,548
Management fee	91,093	153,765
Net realized gain (loss)	(1,505,101)	1,428,203
Change in net unrealized appreciation (depreciation)	(699,201)	2,283,730
Net Income (loss)	$(1,955,141)	$4,138,481

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2026.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$989,256,741	$179,185,227
NAV end of period	$882,038,817	$135,277,470
Percentage change in NAV	(10.8)%	(24.5)%
Shares outstanding beginning of period	29,326,305	2,676,305
Shares outstanding end of period	24,863,302	1,876,305
Percentage change in shares outstanding	(15.2)%	(29.9)%
Shares created	44,587,500	2,475,000
Shares redeemed	49,050,503	3,275,000
Per share NAV beginning of period	$33.73	$66.95
Per share NAV end of period	$35.48	$72.10
Percentage change in per share NAV	5.2%	7.7%
Percentage change in benchmark	(7.1)%	(7.7)%
Benchmark annualized volatility	37.4%	35.6%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 29,326,305 outstanding Shares at March 31, 2026 to 24,863,302 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,676,305 outstanding Shares at March 31, 2025 to 1,876,305 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.2% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 7.7% for the three months ended June 30, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 7.1% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 7.7% for the three months ended June 30, 2025, can be attributed to a lesser decrease in the value of WTI Crude Oil during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$5,902,089	$819,688
Management fee	2,707,032	294,244
Brokerage commission	444,442	62,422
Net realized gain (loss)	(233,392,515)	32,209,630
Change in net unrealized appreciation (depreciation)	329,969,647	14,026,830
Net Income (loss)	$102,479,221	$47,056,148

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a lesser decrease in the value of WTI Crude Oil, in conjunction with timing of shareholder activity, during the three months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$206,828,508	$573,853,468
NAV end of period	$139,983,262	$283,266,637
Percentage change in NAV	(32.3)%	(50.6)%
Shares outstanding beginning of period	9,483,712	29,133,712
Shares outstanding end of period	6,233,712	11,133,712
Percentage change in shares outstanding	(34.3)%	(61.8)%
Shares created	12,000,000	18,750,000
Shares redeemed	15,250,000	36,750,000
Per share NAV beginning of period	$21.81	$19.70
Per share NAV end of period	$22.46	$25.44
Percentage change in per share NAV	3.0%	29.2%
Percentage change in benchmark	(4.9)%	(22.2)%
Benchmark annualized volatility	36.0%	60.7%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,483,712 outstanding Shares at March 31, 2026 to 6,233,712 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 29,133,712 outstanding Shares at March 31, 2025 to 11,133,712 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.0% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 29.2% for the three months ended June 30, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 4.9% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 22.2% for the three months ended June 30, 2025, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$645,094	$2,395,490
Management fee	383,335	972,550
Brokerage commission	216,918	525,062
Futures account fees	9,242	26,697
Net realized gain (loss)	69,531,049	124,592,646
Change in net unrealized appreciation (depreciation)	(41,475,060)	80,955,495
Net Income (loss)	$28,701,083	$207,943,631

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a lesser decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended June 30, 2026.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$36,987,692	$33,912,850
NAV end of period	$35,262,937	$31,567,012
Percentage change in NAV	(4.7)%	(6.9)%
Shares outstanding beginning of period	1,250,000	1,050,000
Shares outstanding end of period	1,150,000	1,150,000
Percentage change in shares outstanding	(8.0)%	9.5%
Shares created	400,000	300,000
Shares redeemed	500,000	200,000
Per share NAV beginning of period	$29.59	$32.30
Per share NAV end of period	$30.66	$27.45
Percentage change in per share NAV	3.6%	(15.0)%
Percentage change in benchmark	(1.1)%	8.9%
Benchmark annualized volatility	5.1%	10.2%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,250,000 outstanding Shares at March 31, 2026 to 1,150,000 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 1,050,000 outstanding Shares at March 31, 2025 to 1,150,000 outstanding Shares at June 30, 2025.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 15.0% for the three months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 1.1% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 8.9% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$241,511	$224,338
Management fee	88,784	79,062
Net realized gain (loss)	276,107	(3,936,874)
Change in net unrealized appreciation (depreciation)	686,886	(1,538,631)
Net Income (loss)	$1,204,504	$(5,251,167)

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2026.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$118,571,176	$45,122,935
NAV end of period	$111,193,073	$76,838,176
Percentage change in NAV	(6.2)%	70.3%
Shares outstanding beginning of period	5,786,631	886,745
Shares outstanding end of period	4,136,631	1,711,711
Percentage change in shares outstanding	(28.5)%	93.0%
Shares created	2,200,000	6,100,000
Shares redeemed	3,850,000	5,275,034
Per share NAV beginning of period	$20.49	$50.89
Per share NAV end of period	$26.88	$44.89
Percentage change in per share NAV	31.2%	(11.8)%
Percentage change in benchmark	(13.5)%	5.2%
Benchmark annualized volatility	24.3%	26.3%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,786,631 outstanding Shares at March 31, 2026 to 4,136,631 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 886,745 outstanding Shares at March 31, 2025 to 1,711,711 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) the daily performance of the Bloomberg Gold SubindexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.2% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 11.8% for the three months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 13.5% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 5.2% for the three months ended June 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$665,962	$504,356
Management fee	256,484	198,669
Brokerage commission	4,828	9,743
Net realized gain (loss)	18,754,588	5,846,099
Change in net unrealized appreciation (depreciation)	8,062,621	5,933,528
Net Income (loss)	$27,483,171	$12,283,983

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the futures prices during the three months ended June 30, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$141,592,802	$32,867,619
NAV end of period	$91,231,174	$35,410,975
Percentage change in NAV	(35.6)%	7.7%
Shares outstanding beginning of period	6,190,818	111,026
Shares outstanding end of period	2,990,818	136,026
Percentage change in shares outstanding	(51.7)%	22.5%
Shares created	11,650,000	150,000
Shares redeemed	14,850,000	125,000
Per share NAV beginning of period	$22.87	$296.04
Per share NAV end of period	$30.50	$260.33
Percentage change in per share NAV	33.4%	(12.1)%
Percentage change in benchmark	(20.5)%	3.7%
Benchmark annualized volatility	51.4%	33.6%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,190,818 outstanding Shares at March 31, 2026 to 2,990,818 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 111,026 outstanding Shares at March 31, 2025 to 136,026 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 33.4% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 12.1% for the three months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 20.5% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 3.7% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the silver futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$783,212	$148,415
Management fee	312,255	72,877
Brokerage commission	14,344	5,790
Net realized gain (loss)	38,498,831	(3,327,232)
Change in net unrealized appreciation (depreciation)	5,539,198	2,491,447
Net Income (loss)	$44,821,241	$(687,370)

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the three months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$29,016,468	$26,449,371
NAV end of period	$31,021,297	$20,559,703
Percentage change in NAV	6.9%	(22.3)%
Shares outstanding beginning of period	547,160	597,160
Shares outstanding end of period	547,160	497,160
Percentage change in shares outstanding	–%	(16.7)%
Shares created	150,000	100,000
Shares redeemed	150,000	200,000
Per share NAV beginning of period	$53.03	$44.29
Per share NAV end of period	$56.70	$41.35
Percentage change in per share NAV	6.9%	(6.6)%
Percentage change in benchmark	(2.4)%	4.2%
Benchmark annualized volatility	6.6%	13.7%

During the three months ended June 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2026 to June 30, 2026. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 597,160 outstanding Shares at March 31, 2025 to 497,160 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.9% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 6.6% for the three months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 2.4% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 4.2% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$194,068	$155,622
Management fee	72,367	53,166
Net realized gain (loss)	1,084,676	(1,138,233)
Change in net unrealized appreciation (depreciation)	779,640	(710,709)
Net Income (loss)	$2,058,384	$(1,693,320)

The Fund’s net income increased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2026.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$71,221,078	$34,246,807
NAV end of period	$40,291,991	$21,537,610
Percentage change in NAV	(43.4)%	(37.2)%
Shares outstanding beginning of period	4,137,403	2,162,403
Shares outstanding end of period	2,812,403	1,287,403
Percentage change in shares outstanding	(32.0)%	(40.5)%
Shares created	100,000	25,000
Shares redeemed	1,425,000	900,000
Per share NAV beginning of period	$17.21	$15.84
Per share NAV end of period	$14.33	$16.73
Percentage change in per share NAV	(16.7)%	5.6%
Percentage change in benchmark	(16.5)%	6.1%
Benchmark annualized volatility	15.0%	50.3%

During the three months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,137,403 outstanding Shares at March 31, 2026 to 2,812,403 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,162,403 outstanding Shares at March 31, 2025 to 1,287,403 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.7% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 5.6% for the three months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 16.5% for the three months ended June 30, 2026, as compared to the benchmark’s rise of 6.1% for the three months ended June 30, 2025, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$292,017	$159,534
Management fee	111,544	49,547
Brokerage commission	7,648	5,909
Futures account fees	5,496	2,004
Net realized gain (loss)	(1,140,314)	4,727,074
Change in net unrealized appreciation (depreciation)	(9,099,123)	(1,835,417)
Net Income (loss)	$(9,947,420)	$3,051,191

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a decrease in the value of the futures prices during the three months ended June 30, 2026.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
NAV beginning of period	$173,679,251	$162,998,741
NAV end of period	$198,647,261	$164,541,842
Percentage change in NAV	14.4%	0.9%
Shares outstanding beginning of period	5,066,252	3,241,252
Shares outstanding end of period	9,341,252	3,516,252
Percentage change in shares outstanding	84.4%	8.5%
Shares created	6,500,000	2,500,000
Shares redeemed	2,225,000	2,225,000
Per share NAV beginning of period	$34.28	$50.29
Per share NAV end of period	$21.27	$46.79
Percentage change in per share NAV	(38.0)%	(7.0)%
Percentage change in benchmark	(37.6)%	(6.5)%
Benchmark annualized volatility	45.9%	114.0%

During the three months ended June 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 5,066,252 outstanding Shares at March 31, 2026 to 9,341,252 outstanding Shares at June 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,241,252 outstanding Shares at March 31, 2025 to 3,516,252 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.0% for the three months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 7.0% for the three months ended June 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2026.

The benchmark’s decline of 37.6% for the three months ended June 30, 2026, as compared to the benchmark’s decline of 6.5% for the three months ended June 30, 2025, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net investment income (loss)	$964,820	$763,347
Management fee	470,210	286,187
Brokerage commission	108,204	117,436
Futures account fees	49,559	22,263
Net realized gain (loss)	(66,726,736)	44,564,970
Change in net unrealized appreciation (depreciation)	(30,205,248)	(21,523,329)
Net Income (loss)	$(95,967,164)	$23,804,988

The Fund’s net income decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a greater decrease in the value of the futures prices, during the three months ended June 30, 2026.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$242,351,037	$266,090,233
NAV end of period	$221,547,242	$279,925,400
Percentage change in NAV	(8.6)%	5.2%
Shares outstanding beginning of period	4,368,614	5,318,614
Shares outstanding end of period	3,868,614	6,568,614
Percentage change in shares outstanding	(11.4)%	23.5%
Shares created	1,000,000	18,650,000
Shares redeemed	1,500,000	17,400,000
Per share NAV beginning of period	$55.48	$50.03
Per share NAV end of period	$57.27	$42.62
Percentage change in per share NAV	3.2%	(14.8)%
Percentage change in benchmark	(16.4)%	5.1%
Benchmark annualized volatility	64.2%	94.3%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,368,614 outstanding Shares at December 31, 2025 to 3,868,614 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,318,614 outstanding Shares at December 31, 2024 to 6,568,614 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.2% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 14.8% for the six months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 16.4% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 5.1% for the six months ended June 30, 2025, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,834,409	$3,906,240
Management fee	1,031,026	1,528,502
Brokerage commission	199,725	332,745
Futures account fees	30,217	53,156
Net realized gain (loss)	13,730,650	(17,634,393)
Change in net unrealized appreciation (depreciation)	(3,781,548)	13,394,285
Net Income (loss)	$11,783,511	$(333,868)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2026.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$383,037,987	$523,420,064
NAV end of period	$311,964,113	$420,493,513
Percentage change in NAV	(18.6)%	(19.7)%
Shares outstanding beginning of period	19,843,096	19,043,096
Shares outstanding end of period	9,593,096	18,693,096
Percentage change in shares outstanding	(51.7)%	(1.8)%
Shares created	23,350,000	14,900,000
Shares redeemed	33,600,000	15,250,000
Per share NAV beginning of period	$19.30	$27.49
Per share NAV end of period	$32.52	$22.49
Percentage change in per share NAV	68.5%	(18.2)%
Percentage change in benchmark	34.2%	(8.1)%
Benchmark annualized volatility	38.3%	28.8%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 19,843,096 outstanding Shares at December 31, 2025 to 9,593,096 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 19,043,096 outstanding Shares at December 31, 2024 to 18,693,096 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 68.5% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 18.2% for the six months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s rise of 34.2% for the six months ended June 30, 2026, as compared to the benchmark’s decline of 8.1% for the six months ended June 30, 2025, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$4,053,242	$4,721,193
Management fee	2,134,963	1,916,607
Brokerage commission	166,497	107,916
Net realized gain (loss)	368,528,515	(13,075,023)
Change in net unrealized appreciation (depreciation)	(64,126,188)	(41,800,136)
Net Income (loss)	$308,455,569	$(50,153,966)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in the value of WTI Crude Oil during the six months ended June 30, 2026.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$534,978,667	$396,081,499
NAV end of period	$307,407,986	$334,757,794
Percentage change in NAV	(42.5)%	(15.5)%
Shares outstanding beginning of period	11,861,524	3,611,524
Shares outstanding end of period	11,111,144	3,611,524
Percentage change in shares outstanding	(6.3)%	–%
Shares created	45,225,000	9,225,000
Shares redeemed	45,975,380	9,225,000
Per share NAV beginning of period	$45.10	$109.67
Per share NAV end of period	$27.67	$92.69
Percentage change in per share NAV	(38.7)%	(15.5)%
Percentage change in benchmark	(8.9)%	2.2%
Benchmark annualized volatility	68.5%	61.3%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 11,861,524 outstanding Shares at December 31, 2025 to 11,111,144 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 38.7% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 15.5% for the six months ended June 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 8.9% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 2.2% for the six months ended June 30, 2025, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$3,348,050	$3,041,429
Management fee	1,992,507	1,251,579
Brokerage commission	852,057	571,013
Futures account fees	78,240	116,609
Net realized gain (loss)	15,028,178	210,262,895
Change in net unrealized appreciation (depreciation)	136,933,487	(127,033,885)
Net Income (loss)	$155,309,715	$86,270,439

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of Henry Hub Natural Gas, in conjunction with higher average net assets during the six months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$5,925,856	$5,751,156
NAV end of period	$4,949,960	$8,708,069
Percentage change in NAV	(16.5)%	51.4%
Shares outstanding beginning of period	450,000	550,000
Shares outstanding end of period	400,000	650,000
Percentage change in shares outstanding	(11.1)%	18.2%
Shares created	50,000	200,000
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$13.17	$10.46
Per share NAV end of period	$12.37	$13.40
Percentage change in per share NAV	(6.1)%	28.1%
Percentage change in benchmark	(2.8)%	13.7%
Benchmark annualized volatility	6.2%	9.6%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2025 to 400,000 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV also resulted in part from an increase from 550,000 outstanding Shares at December 31, 2024 to 650,000 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 28.1% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 2.8% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 13.7% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$66,317	$84,153
Management fee	27,870	29,891
Net realized gain (loss)	(224,784)	777,150
Change in net unrealized appreciation (depreciation)	(188,584)	610,648
Net Income (loss)	$(347,051)	$1,471,951

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2026.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$1,014,686,941	$289,709,332
NAV end of period	$640,891,713	$485,005,243
Percentage change in NAV	(36.8)%	67.4%
Shares outstanding beginning of period	18,150,000	12,400,000
Shares outstanding end of period	14,550,000	14,100,000
Percentage change in shares outstanding	(19.8)%	13.7%
Shares created	9,600,000	10,650,000
Shares redeemed	13,200,000	8,950,000
Per share NAV beginning of period	$55.91	$23.36
Per share NAV end of period	$44.05	$34.40
Percentage change in per share NAV	(21.2)%	47.2%
Percentage change in benchmark	(7.4)%	24.4%
Benchmark annualized volatility	33.9%	21.0%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from the decrease from 18,150,000 outstanding Shares at December 31, 2025 to 14,550,000 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part by an increase from 12,400,000 outstanding Shares at December 31, 2024 to 14,100,000 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.2% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 47.2% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 7.4% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 24.4% for the six months ended June 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$12,208,361	$6,751,521
Management fee	5,010,657	2,061,122
Brokerage commission	76,645	45,879
Net realized gain (loss)	(7,878,443)	144,586,702
Change in net unrealized appreciation (depreciation)	(142,007,741)	(5,429,584)
Net Income (loss)	$(137,677,823)	$145,908,639

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in futures prices, during the six months ended June 30, 2026.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$2,237,285,267	$562,083,293
NAV end of period	$1,269,873,944	$708,196,011
Percentage change in NAV	(43.2)%	26.0%
Shares outstanding beginning of period	14,346,526	16,746,526
Shares outstanding end of period	18,496,526	15,046,526
Percentage change in shares outstanding	28.9%	(10.2)%
Shares created	19,750,000	9,850,000
Shares redeemed	15,600,000	11,550,000
Per share NAV beginning of period	$155.95	$33.56
Per share NAV end of period	$68.65	$47.07
Percentage change in per share NAV	(56.0)%	40.2%
Percentage change in benchmark	(15.5)%	22.9%
Benchmark annualized volatility	81.0%	33.6%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,346,526 outstanding Shares at December 31, 2025 to 18,496,526 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 15,046,526 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.0% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 40.2% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 15.5% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 22.9% for the six months ended June 30, 2025, can be attributed to a decrease in the value of silver futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$21,434,839	$9,008,749
Management fee	10,454,233	3,001,678
Brokerage commission	184,682	104,828
Net realized gain (loss)	(252,637,503)	153,909,618
Change in net unrealized appreciation (depreciation)	(917,573,769)	65,780,286
Net Income (loss)	$(1,148,776,433)	$228,698,653

The Fund’s net income decreased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2026.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$400,406,136	$284,452,060
NAV end of period	$247,336,088	$579,408,908
Percentage change in NAV	(38.2)%	103.7%
Shares outstanding beginning of period	11,167,347	2,738,729
Shares outstanding end of period	9,967,347	6,198,729
Percentage change in shares outstanding	(10.7)%	126.3%
Shares created	29,950,000	16,940,000
Shares redeemed	31,150,000	13,480,000
Per share NAV beginning of period	$35.86	$103.86
Per share NAV end of period	$24.81	$93.47
Percentage change in per share NAV	(30.8)%	(10.0)%
Percentage change in benchmark	(16.4)%	5.1%
Benchmark annualized volatility	64.2%	94.3%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 11,167,347 outstanding Shares at December 31, 2025 to 9,967,347 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,738,729 outstanding Shares at December 31, 2024 to 6,198,729 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.8% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 10.0% for the six months ended June 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 16.4% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 5.1% for the six months ended June 30, 2025, can be attributed to a decrease in the value of near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,577,002	$2,227,608
Management fee	1,772,627	1,742,735
Brokerage commission	1,283,038	1,508,883
Futures account fees	178,377	213,163
Net realized gain (loss)	(116,442,087)	155,964,717
Change in net unrealized appreciation (depreciation)	23,175,576	(69,359,376)
Net Income (loss)	$(91,689,509)	$88,832,949

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$48,665,350	$44,505,646
NAV end of period	$31,186,126	$66,461,439
Percentage change in NAV	(35.9)%	49.3%
Shares outstanding beginning of period	2,549,970	2,199,970
Shares outstanding end of period	1,799,970	2,849,970
Percentage change in shares outstanding	(29.4)%	29.5%
Shares created	150,000	1,250,000
Shares redeemed	900,000	600,000
Per share NAV beginning of period	$19.08	$20.23
Per share NAV end of period	$17.33	$23.32
Percentage change in per share NAV	(9.2)%	15.3%
Percentage change in benchmark	(3.7)%	9.3%
Benchmark annualized volatility	7.7%	11.4%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,549,970 outstanding Shares at December 31, 2025 to 1,799,970 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,849,970 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 3.7% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 9.3% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$490,931	$817,655
Management fee	203,396	290,779
Net realized gain (loss)	(4,423,294)	3,070,845
Change in net unrealized appreciation (depreciation)	234,335	4,951,669
Net Income (loss)	$(3,698,028)	$8,840,169

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2026.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$89,466,390	$121,997,334
NAV end of period	$882,038,817	$135,277,470
Percentage change in NAV	885.9%	10.9%
Shares outstanding beginning of period	1,138,805	1,801,305
Shares outstanding end of period	24,863,302	1,876,305
Percentage change in shares outstanding	2,083.3%	4.2%
Shares created	78,462,500	5,000,000
Shares redeemed	54,738,003	4,925,000
Per share NAV beginning of period	$78.56	$67.73
Per share NAV end of period	$35.48	$72.10
Percentage change in per share NAV	(54.8)%	6.5%
Percentage change in benchmark	34.2%	(8.1)%
Benchmark annualized volatility	38.3%	28.8%

During the six months ended June 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 1,138,805 outstanding Shares at December 31, 2025 to 24,863,302 outstanding Shares at June 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The increase in the Fund’s NAV also resulted in part from an increase from 1,801,305 outstanding Shares at December 31, 2024 to 1,876,305 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 54.8% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 6.5% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s rise of 34.2% for the six months ended June 30, 2026, as compared to the benchmark’s decline of 8.1% for the six months ended June 30, 2025, can be attributed to an increase in the value of WTI Crude Oil during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$7,157,719	$2,212,411
Management fee	3,345,203	775,568
Brokerage commission	563,868	123,198
Net realized gain (loss)	(330,228,695)	41,143,529
Change in net unrealized appreciation (depreciation)	272,945,806	17,511,380
Net Income (loss)	$(50,125,170)	$60,867,320

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in the value of WTI Crude Oil, during the six months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$144,377,091	$260,940,143
NAV end of period	$139,983,262	$283,266,637
Percentage change in NAV	(3.0)%	8.6%
Shares outstanding beginning of period	4,033,712	5,983,712
Shares outstanding end of period	6,233,712	11,133,712
Percentage change in shares outstanding	54.5%	86.1%
Shares created	77,100,000	65,750,000
Shares redeemed	74,900,000	60,600,000
Per share NAV beginning of period	$35.79	$43.61
Per share NAV end of period	$22.46	$25.44
Percentage change in per share NAV	(37.3)%	(41.7)%
Percentage change in benchmark	(8.9)%	2.2%
Benchmark annualized volatility	68.5%	61.3%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 4,033,712 outstanding Shares at December 31, 2025 to 6,233,712 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 5,983,712 outstanding Shares at December 31, 2024 to 11,133,712 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.3% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 41.7% for the six months ended June 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 8.9% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 2.2% for the six months ended June 30, 2025, can be attributed to a decrease in the value of Henry Hub Natural Gas during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,497,836	$5,201,181
Management fee	1,100,457	2,059,769
Brokerage commission	732,352	1,029,562
Futures account fees	37,707	72,737
Net realized gain (loss)	249,415,454	(97,235,066)
Change in net unrealized appreciation (depreciation)	(53,365,642)	66,357,458
Net Income (loss)	$197,547,648	$(25,676,427)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of Henry Hub Natural Gas during the six months ended June 30, 2026.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$35,498,605	$41,892,674
NAV end of period	$35,262,937	$31,567,012
Percentage change in NAV	(0.7)%	(24.6)%
Shares outstanding beginning of period	1,250,000	1,200,000
Shares outstanding end of period	1,150,000	1,150,000
Percentage change in shares outstanding	(8.0)%	(4.2)%
Shares created	500,000	350,000
Shares redeemed	600,000	400,000
Per share NAV beginning of period	$28.40	$34.91
Per share NAV end of period	$30.66	$27.45
Percentage change in per share NAV	8.0%	(21.4)%
Percentage change in benchmark	(2.8)%	13.7%
Benchmark annualized volatility	6.2%	9.6%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,250,000 outstanding Shares at December 31, 2025 to 1,150,000 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 1,200,000 outstanding Shares at December 31, 2024 to 1,150,000 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.0% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 21.4% for the six months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 2.8% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 13.7% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$413,787	$482,445
Management fee	170,057	169,010
Net realized gain (loss)	888,993	(5,567,827)
Change in net unrealized appreciation (depreciation)	1,292,682	(2,883,349)
Net Income (loss)	$2,595,462	$(7,968,731)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2026.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$81,475,214	$16,624,428
NAV end of period	$111,193,073	$76,838,176
Percentage change in NAV	36.5%	362.2%
Shares outstanding beginning of period	3,136,631	236,745
Shares outstanding end of period	4,136,631	1,711,711
Percentage change in shares outstanding	31.9%	623.0%
Shares created	13,050,000	6,850,000
Shares redeemed	12,050,000	5,375,034
Per share NAV beginning of period	$25.98	$70.22
Per share NAV end of period	$26.88	$44.89
Percentage change in per share NAV	3.5%	(36.1)%
Percentage change in benchmark	(7.4)%	24.4%
Benchmark annualized volatility	33.9%	21.0%

During the six months ended June 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 3,136,631 outstanding Shares at December 31, 2025 to 4,136,631 outstanding Shares at June 30, 2026. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 236,745 outstanding Shares at December 31, 2024 to 1,711,711 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.5% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 36.1% for the six months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 7.4% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 24.4% for the six months ended June 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,088,696	$657,204
Management fee	480,471	256,449
Brokerage commission	11,873	11,822
Net realized gain (loss)	3,721,435	2,403,495
Change in net unrealized appreciation (depreciation)	21,345,466	1,607,812
Net Income (loss)	$26,155,597	$4,668,511

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2026.

*	See Note 1 of the Notes to the Financial Statements in Item 1 of Part 1 in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$197,022,578	$23,752,619
NAV end of period	$91,231,174	$35,410,975
Percentage change in NAV	(53.7)%	49.1%
Shares outstanding beginning of period	3,701,026	56,026
Shares outstanding end of period	2,990,818	136,026
Percentage change in shares outstanding	(19.2)%	142.8%
Shares created	62,490,000	265,000
Shares redeemed	63,200,208	185,000
Per share NAV beginning of period	$53.23	$423.96
Per share NAV end of period	$30.50	$260.33
Percentage change in per share NAV	(42.7)%	(38.6)%
Percentage change in benchmark	(15.5)%	22.9%
Benchmark annualized volatility	81.0%	29.4%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,701,026 outstanding Shares at December 31, 2025 to 2,990,818 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 56,026 outstanding Shares at December 31, 2024 to 136,026 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 42.7% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 38.6% for the six months ended June 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 15.5% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 22.9% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the silver futures contracts during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,526,826	$260,570
Management fee	866,999	134,248
Brokerage commission	42,246	10,119
Net realized gain (loss)	733,506	(6,436,218)
Change in net unrealized appreciation (depreciation)	29,367,087	(2,560,601)
Net Income (loss)	$31,627,419	$(8,736,249)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of futures prices during the six months ended June 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$35,516,416	$26,080,295
NAV end of period	$31,021,297	$20,559,703
Percentage change in NAV	(12.7)%	(21.2)%
Shares outstanding beginning of period	697,160	547,160
Shares outstanding end of period	547,160	497,160
Percentage change in shares outstanding	(21.5)%	(9.1)%
Shares created	350,000	250,000
Shares redeemed	500,000	300,000
Per share NAV beginning of period	$50.94	$47.66
Per share NAV end of period	$56.70	$41.35
Percentage change in per share NAV	11.3%	(13.2)%
Percentage change in benchmark	(3.7)%	9.3%
Benchmark annualized volatility	7.7%	11.4%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 697,160 outstanding Shares at December 31, 2025 to 547,160 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The decrease in the Fund’s NAV also resulted in part from a decrease from 547,160 outstanding Shares at December 31, 2024 to 497,160 outstanding Shares at June 30, 2025.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.3% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV decrease of 13.2% for the six months ended June 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 3.7% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 9.3% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$354,812	$310,658
Management fee	146,367	107,103
Net realized gain (loss)	2,453,412	(1,296,927)
Change in net unrealized appreciation (depreciation)	64,832	(2,515,360)
Net Income (loss)	$2,873,056	$(3,501,629)

The Fund’s net income increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2026.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$45,911,058	$28,111,210
NAV end of period	$40,291,991	$21,537,610
Percentage change in NAV	(12.2)%	(23.4)%
Shares outstanding beginning of period	3,012,403	1,937,403
Shares outstanding end of period	2,812,403	1,287,403
Percentage change in shares outstanding	(6.6)%	(33.6)%
Shares created	1,700,000	1,325,000
Shares redeemed	1,900,000	1,975,000
Per share NAV beginning of period	$15.24	$14.51
Per share NAV end of period	$14.33	$16.73
Percentage change in per share NAV	(6.0)%	15.3%
Percentage change in benchmark	(5.3)%	16.2%
Benchmark annualized volatility	19.5%	41.7%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,012,403 outstanding Shares at December 31, 2025 to 2,812,403 outstanding Shares at June 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,937,403 outstanding Shares at December 31, 2024 to 1,287,403 outstanding Shares at June 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.0% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 15.3% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 5.3% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 16.2% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$602,664	$360,994
Management fee	241,608	113,521
Brokerage commission	22,594	18,454
Futures account fees	9,523	5,124
Net realized gain (loss)	(587,399)	5,434,266
Change in net unrealized appreciation (depreciation)	(1,563,390)	(210,933)
Net Income (loss)	$(1,548,125)	$5,584,327

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2026.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
NAV beginning of period	$227,464,736	$133,641,615
NAV end of period	$198,647,261	$164,541,842
Percentage change in NAV	(12.7)%	23.1%
Shares outstanding beginning of period	8,841,252	2,966,252
Shares outstanding end of period	9,341,252	3,516,252
Percentage change in shares outstanding	5.7%	18.5%
Shares created	7,650,000	7,225,000
Shares redeemed	7,150,000	6,675,000
Per share NAV beginning of period	$25.73	$45.05
Per share NAV end of period	$21.27	$46.79
Percentage change in per share NAV	(17.3)%	3.9%
Percentage change in benchmark	(16.4)%	5.1%
Benchmark annualized volatility	64.2%	94.3%

During the six months ended June 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,841,252 outstanding Shares at December 31, 2025 to 9,341,252 outstanding Shares at June 30, 2026. By comparison, during the six months ended June 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 3,516,252 outstanding Shares at June 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures.

For the six months ended June 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.3% for the six months ended June 30, 2026, as compared to the Fund’s per Share NAV increase of 3.9% for the six months ended June 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2026.

The benchmark’s decline of 16.4% for the six months ended June 30, 2026, as compared to the benchmark’s rise of 5.1% for the six months ended June 30, 2025, can be attributed to a decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended June 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net investment income (loss)	$1,955,077	$1,722,025
Management fee	936,708	652,682
Brokerage commission	189,645	288,163
Futures account fees	83,759	88,661
Net realized gain (loss)	(32,827,862)	76,774,233
Change in net unrealized appreciation (depreciation)	4,465,074	(14,541,848)
Net Income (loss)	$(26,407,711)	$63,954,410

The Fund’s net income decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a decrease in the value of the futures prices during the six months ended June 30, 2026.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of June 30, 2026 and 2025, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2026 and 2025, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2026	3,674	$17.95	1,000	$(65,950,872)
VIX Futures (Cboe)	Short	August 2026	2,368	18.95	1,000	(44,871,232)

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	July 2025	4,021	$18.71	1,000	$(75,242,963)
VIX Futures (Cboe)	Short	August 2025	3,232	20.10	1,000	(64,955,443)

The June 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2026 and 2025, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2026	525	$69.27	1,000	$36,366,750
WTI Crude Oil (NYMEX)	Long	December 2026	566	68.35	1,000	38,686,100
WTI Crude Oil (NYMEX)	Long	June 2027	585	66.66	1,000	38,996,100

Swap Agreements as of June 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$97.5157	$62,978,759
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	97.5157	163,484,486
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	97.5157	207,445,344
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	97.5157	75,936,938

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2025	1,454	$63.85	1,000	$92,837,900
WTI Crude Oil (NYMEX)	Long	December 2025	1,508	61.65	1,000	92,968,200
WTI Crude Oil (NYMEX)	Long	June 2026	1,535	61.34	1,000	94,157,110

Swap Agreements as of June 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.8452	$50,274,921
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.8452	218,162,730
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.8452	66,274,912
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.8452	165,600,250
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.8452	60,619,225

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2026 and 2025 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreement is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2026 and 2025, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2026	19,249	$3.19	10,000	$614,813,060

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2025	19,184	$3.49	10,000	$669,521,600

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of June 30, 2026 and 2025, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/17/26	3,554,921	1.1577	$4,115,648
Euro	UBS AG	Long	07/17/26	5,265,502	1.1578	6,096,245
Euro	Goldman Sachs International	Short	07/17/26	(81,000)	1.1505	(93,195)
Euro	UBS AG	Short	07/17/26	(81,000)	1.1415	(92,460)

Foreign Currency Forward Contracts as of June 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/25	7,517,921	1.1487	$8,635,480
Euro	UBS AG	Long	07/11/25	7,367,502	1.1491	8,466,023
Euro	Goldman Sachs International	Short	07/11/25	(114,000)	1.1500	(131,100)

The June 30, 2026 and 2025 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of June 30, 2026 and 2025 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2026	911	$4,038.50	100	$367,907,350

Swap Agreements as of June 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$357.8018	$513,880,285
Bloomberg Gold Subindex	Goldman Sachs International	Long	357.8018	94,104,736
Bloomberg Gold Subindex	UBS AG	Long	357.8018	304,968,995

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2025	1,736	$3,307.70	100	$574,216,720

Swap Agreements as of June 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$307.2694	$170,146,720
Bloomberg Gold Subindex	Goldman Sachs International	Long	307.2694	80,814,311
Bloomberg Gold Subindex	UBS AG	Long	307.2694	145,295,281

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of June 30, 2026 and 2025 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2026	2,412	$59.92	5,000	$722,659,320

Swap Agreements as of June 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$438.7756	$776,411,607
Bloomberg Silver Subindex	Goldman Sachs International	Long	438.7756	172,913,127
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	438.7756	168,043,596
Bloomberg Silver Subindex	UBS AG	Long	438.7756	699,997,668

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2025	3,488	$36.17	5,000	$630,839,680

Swap Agreements as of June 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$277.7636	$349,579,617
Bloomberg Silver Subindex	Goldman Sachs International	Long	277.7636	30,768,707
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	277.7636	208,753,789
Bloomberg Silver Subindex	UBS AG	Long	277.7636	196,478,081

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2026 and 2025, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2026	12,313	$17.95	1,000	$221,026,969
VIX Futures (Cboe)	Long	August 2026	7,909	18.95	1,000	149,867,641

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (COMEX)	Long	July 2025	24,975	$18.71	1,000	$467,356,200
VIX Futures (COMEX)	Long	August 2025	19,969	20.10	1,000	401,329,105

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of June 30, 2026 and 2025, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/17/26	4,976,213,056	0.006253	$31,116,579
Yen	UBS AG	Long	07/17/26	5,334,459,856	0.006251	33,345,147
Yen	Goldman Sachs International	Short	07/17/26	(52,416,000)	0.006206	(325,298)
Yen	UBS AG	Short	07/17/26	(131,909,000)	0.006199	(817,672)

Foreign Currency Forward Contracts as of June 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/25	9,002,886,056	0.006911	$62,220,717
Yen	UBS AG	Long	07/11/25	10,693,068,856	0.006918	73,973,139
Yen	Goldman Sachs International	Short	07/11/25	(288,210,000)	0.006928	(1,996,805)
Yen	UBS AG	Short	07/11/25	(336,493,000)	0.006892	(2,319,261)

The June 30, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2026 and 2025, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2026	8,124	$69.27	1,000	$(562,749,480)
WTI Crude Oil (NYMEX)	Short	December 2026	8,754	68.35	1,000	(598,335,900)
WTI Crude Oil (NYMEX)	Short	June 2027	9,046	66.66	1,000	(603,006,360)

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2025	1,406	$63.85	1,000	$(89,772,840)
WTI Crude Oil (NYMEX)	Short	December 2025	1,458	61.65	1,000	(89,885,700)
WTI Crude Oil (NYMEX)	Short	June 2026	1,483	61.34	1,000	(90,967,220)

The June 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2026 and 2025, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2026	8,765	$3.19	10,000	$(279,954,100)

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2025	16,234	$3.49	10,000	$(566,566,600)

The June 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2026 and 2025, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/17/26	480,000	1.1599	$556,760
Euro	UBS AG	Long	07/17/26	7,040,000	1.1486	8,086,493
Euro	Goldman Sachs International	Short	07/17/26	(30,041,263)	1.1568	(34,752,134)
Euro	UBS AG	Short	07/17/26	(39,138,199)	1.1573	(45,293,671)

Foreign Currency Forward Contracts as of June 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/25	3,901,000	1.1638	$4,539,863
Euro	UBS AG	Long	07/11/25	2,761,000	1.1601	3,203,031
Euro	Goldman Sachs International	Short	07/11/25	(31,415,263)	1.1480	(36,063,540)
Euro	UBS AG	Short	07/11/25	(28,825,199)	1.1489	(33,116,311)

The June 30, 2026 and 2025 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of June 30, 2026 and 2025 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2026	372	$4,038.50	100	$(150,232,200)

Swap Agreements as of June 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$357.8018	$(49,641,886)
Bloomberg Gold Subindex	Goldman Sachs International	Short	357.8018	(8,814,805)
Bloomberg Gold Subindex	UBS AG	Short	357.8018	(13,634,094)

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2025	98	$3,307.70	100	$(32,415,460)

Swap Agreements as of June 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$307.2694	$(102,141,663)
Bloomberg Gold Subindex	Goldman Sachs International	Short	307.2694	(7,569,889)
Bloomberg Gold Subindex	UBS AG	Short	307.2694	(11,708,549)

The June 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of June 30, 2026 and 2025 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2026	341	$59.92	5,000	$(102,167,010)

Swap Agreements as of June 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$438.7756	$(9,169,411)
Bloomberg Silver Subindex	Goldman Sachs International	Short	438.7756	(30,076,312)
Bloomberg Silver Subindex	UBS AG	Short	438.7756	(40,951,852)

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2025	190	$36.17	5,000	$(34,363,400)

Swap Agreements as of June 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$277.7636	$(19,107,003)
Bloomberg Silver Subindex	Goldman Sachs International	Short	277.7636	(13,644,581)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	277.7636	(1,882,126)
Bloomberg Silver Subindex	UBS AG	Short	277.7636	(1,803,827)

The June 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of June 30, 2026 and 2025, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	UBS AG	Long	07/17/26	49,460,000	0.006277	$310,461
Yen	Goldman Sachs International	Short	07/17/26	(5,045,974,165)	0.006251	(31,543,864)
Yen	UBS AG	Short	07/17/26	(5,078,154,424)	0.006247	(31,724,668)

Foreign Currency Forward Contracts as of June 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/25	349,607,000	0.006958	$2,432,644
Yen	UBS AG	Long	07/11/25	700,384,000	0.006958	4,873,396
Yen	Goldman Sachs International	Short	07/11/25	(3,117,111,165)	0.006910	(21,539,922)
Yen	UBS AG	Short	07/11/25	(3,863,915,424)	0.006916	(26,721,260)

The June 30, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2026 and 2025, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2026	394	$20.44	1,000	$8,051,587
VIX Futures (Cboe)	Long	November 2026	647	20.68	1,000	13,377,954
VIX Futures (Cboe)	Long	December 2026	648	20.70	1,000	13,416,257
VIX Futures (Cboe)	Long	January 2027	253	21.55	1,000	5,452,125

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	187	$21.11	1,000	$3,947,009
VIX Futures (Cboe)	Long	November 2025	336	21.30	1,000	7,156,800
VIX Futures (Cboe)	Long	December 2025	336	21.26	1,000	7,144,536
VIX Futures (Cboe)	Long	January 2026	150	21.98	1,000	3,296,009

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of June 30, 2026 and 2025, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of June 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2026	6,593	$17.95	1,000	$118,348,965
VIX Futures (Cboe)	Long	August 2026	4,234	18.95	1,000	80,230,066

Futures Positions as of June 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	July 2025	4,728	$18.71	1,000	$88,477,693
VIX Futures (Cboe)	Long	August 2025	3,778	20.10	1,000	75,928,733

The June 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-0.5x, -2x, 1.5x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times in “Note 2— Significant Accounting Policies— Final Net Asset Value for Fiscal Period”), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described in Item 7 of the Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. Factors common to all Funds that may require portfolio re-positioning are creation/redemption activity and index rebalances.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2026, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2026, the Trust is not a party to any material legal proceedings.
Item 1A. Risk Factors.
There have been no other material changes to the risk factors previously included in our Annual Report on Form 10-K for the year ending December 31, 2025. Please refer to the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	—	$—
	05/01/26 to 05/31/26	—	$—
	06/01/26 to 06/30/26	650,000	$55.43
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	9,600,000	$41.64
	05/01/26 to 05/31/26	2,200,000	$47.51
	06/01/26 to 06/30/26	2,150,000	$36.15
ProShares Ultra Bloomberg Natural Gas**
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	4,525,000	$28.03
	05/01/26 to 05/31/26	8,950,000	$28.10
	06/01/26 to 06/30/26	5,700,380	$28.41
ProShares Ultra Euro
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	50,000	$13.19
	05/01/26 to 05/31/26	50,000	$12.98
	06/01/26 to 06/30/26	—	$—
ProShares Ultra Gold
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	2,250,000	$62.21
	05/01/26 to 05/31/26	1,800,000	$57.24
	06/01/26 to 06/30/26	2,250,000	$50.68
ProShares Ultra Silver
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	2,350,000	$118.95
	05/01/26 to 05/31/26	1,400,000	$129.08
	06/01/26 to 06/30/26	1,100,000	$98.59
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	2,300,000	$40.10
	05/01/26 to 05/31/26	4,950,000	$33.34
	06/01/26 to 06/30/26	7,800,000	$29.32

ProShares Ultra Yen
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	100,000	$18.59
	05/01/26 to 05/31/26	550,000	$18.33
	06/01/26 to 06/30/26	—	$—
ProShares UltraShort Bloomberg Crude Oil**
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	10,312,500	$32.17
	05/01/26 to 05/31/26	6,637,500	$26.49
	06/01/26 to 06/30/26	32,100,503	$30.62
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	4,800,000	$25.29
	05/01/26 to 05/31/26	2,050,000	$25.30
	06/01/26 to 06/30/26	8,400,000	$23.21
ProShares UltraShort Euro
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	350,000	$28.73
	05/01/26 to 05/31/26	50,000	$28.67
	06/01/26 to 06/30/26	100,000	$30.36
ProShares UltraShort Gold
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	1,050,000	$19.61
	05/01/26 to 05/31/26	1,200,000	$20.85
	06/01/26 to 06/30/26	1,600,000	$24.63
ProShares UltraShort Silver
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	4,900,000	$22.19
	05/01/26 to 05/31/26	7,100,000	$19.59
	06/01/26 to 06/30/26	2,850,000	$27.10
ProShares UltraShort Yen
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	150,000	$53.51
	05/01/26 to 05/31/26	—	$—
	06/01/26 to 06/30/26	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	575,000	$16.00
	05/01/26 to 05/31/26	650,000	$15.65
	06/01/26 to 06/30/26	200,000	$15.02
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	04/01/26 to 04/30/26	225,000	$33.57
	05/01/26 to 05/31/26	—	$—
	06/01/26 to 06/30/26	2,000,000	$23.64

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
**	See Note 1 of these Notes to Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended June 30, 2026.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Interactive Data File – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(1)	Filed herewith.
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
Date: August 7, 2026

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: August 7, 2026