Form 10-Q
period 2026-09-30
ProShares Trust II
filed 2026-11-06
CIK 1415311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 001-34200

PROSHARES TRUST II
(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o ProShare Capital Management LLC
7272 Wisconsin Avenue, 21st Floor
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
☒
 Yes ☐ No
As of November 4, 2026, the registrant had

163,861,975
shares of common stock, $0 par value per share, outstanding.

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,632,790 and $59,898,070, respectively)	$34,615,563	$59,907,798
Affiliated investments (cost $80,051,000 and $–, respectively)	80,048,000	—
Cash	50,742,199	87,603,058
Segregated cash balances with brokers for futures contracts	92,085,390	93,632,448
Receivable on open futures contracts	2,916,388	1,909,294
Receivable for dividends from affiliates	57,104	—
Interest receivable	230,881	340,241

Total assets	260,695,525	243,392,839

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	875,019	851,049
Brokerage commissions and futures account fees payable	5,350	6,400
Payable to Sponsor	191,822	184,353

Total liabilities	1,072,191	1,041,802

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	259,623,334	242,351,037

Total liabilities and shareholders’ equity	$260,695,525	$243,392,839

Shares outstanding	4,068,614	4,368,614

Net asset value per share	$63.81	$55.48

Market value per share (Note 2)	$63.78	$55.38

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(13% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.954% due 1/7/2027	$35,000,000	$34,615,563

Total short-term U.S. government and agency obligations (cost $34,632,790)		$34,615,563

	Shares
Affiliated Investments
Exchange Traded Fund
(31% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $80,051,000)	800,000	80,048,000

Total Investments in Securities (cost $114,683,790)		$114,663,563

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2026	4,005	$71,561,741	$3,934,014
VIX Futures - Cboe, expires November 2026	3,150	58,127,580	254,286

			$4,188,300

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,049,382	$2,269,580	$3,354,106	$8,090,223
Dividends from affiliates (Note 5)	683,839	—	1,474,492	—

Total income	1,733,221	2,269,580	4,828,598	8,090,223

Expenses
Management fee	571,633	601,947	1,602,659	2,130,449
Brokerage commissions	113,170	125,536	312,895	458,281
Futures account fees	16,960	17,627	47,177	70,783

Total expenses	701,763	745,110	1,962,731	2,659,513

Net investment income (loss)	1,031,458	1,524,470	2,865,867	5,430,710

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	31,821,527	46,614,443	45,512,783	28,979,595
Short-term U.S. government and agency obligations	—	150	—	605
Affiliated investments (Note 5)	(7,706)	—	(2,706)	—
Payment from affiliate (Note 5)	28,528	—	62,922	—

Net realized gain (loss)	31,842,349	46,614,593	45,572,999	28,980,200

Change in net unrealized appreciation (depreciation) on
Futures contracts	(7,742,929)	(3,678,476)	(11,511,297)	9,722,617
Short-term U.S. government and agency obligations	(15,275)	1,478	(26,955)	(5,330)
Affiliated investments (Note 5)	(1,500)	—	(3,000)	—

Change in net unrealized appreciation (depreciation)	(7,759,704)	(3,676,998)	(11,541,252)	9,717,287

Net realized and unrealized gain (loss)	24,082,645	42,937,595	34,031,747	38,697,487

Net income (loss)	$25,114,103	$44,462,065	$36,897,614	$44,128,197

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$221,547,242	$279,925,400	$242,351,037	$266,090,233

Addition of 900,000, –, 1,900,000 and 18,650,000 shares, respectively	53,870,628	—	102,637,375	713,832,219
Redemption of 700,000, 1,800,000, 2,200,000 and 19,200,000 shares, respectively	(40,908,639)	(81,087,944)	(122,262,692)	(780,751,128)

Net addition (redemption) of 200,000, (1,800,000), (300,000) and (550,000) shares, respectively	12,961,989	(81,087,944)	(19,625,317)	(66,918,909)

Net investment income (loss)	1,031,458	1,524,470	2,865,867	5,430,710
Net realized gain (loss)	31,842,349	46,614,593	45,572,999	28,980,200
Change in net unrealized appreciation (depreciation)	(7,759,704)	(3,676,998)	(11,541,252)	9,717,287

Net income (loss)	25,114,103	44,462,065	36,897,614	44,128,197

Shareholders’ equity, end of period	$259,623,334	$243,299,521	$259,623,334	$243,299,521

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$36,897,614	$44,128,197
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(213,632,492)	(566,948,437)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	240,000,000	504,645,038
Cost of affiliated investments purchased	(100,070,000)	—
Proceeds from affiliated investments sold	20,016,294	—
Net amortization and accretion on short-term U.S. government and agency obligations	(1,102,228)	(2,530,532)
Net realized (gain) loss on investments	2,706	(605)
Change in unrealized (appreciation) depreciation on investments	29,955	5,330
Decrease (Increase) in receivable on open futures contracts	(1,007,094)	(1,249,865)
Decrease (Increase) in receivable for dividends from affiliates	(57,104)	—
Decrease (Increase) in interest receivable	109,360	(65,466)
Increase (Decrease) in payable to Sponsor	7,469	(35,177)
Increase (Decrease) in brokerage commissions and futures account fees payable	(1,050)	(567)
Increase (Decrease) in payable on open futures contracts	23,970	(610,306)

Net cash provided by (used in) operating activities	(18,782,600)	(22,662,390)

Cash flow from financing activities
Proceeds from addition of shares	102,637,375	713,832,219
Payment on shares redeemed	(122,262,692)	(778,200,820)

Net cash provided by (used in) financing activities	(19,625,317)	(64,368,601)

Net increase (decrease) in cash	(38,407,917)	(87,030,991)
Cash, beginning of period	181,235,506	241,154,040

Cash, end of period	$142,827,589	$154,123,049

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $194,684,155 and $149,544,793, respectively)	$194,641,150	$149,575,489
Affiliated investments (cost $150,092,870 and $–, respectively)	150,090,000	—
Cash	20,057,707	101,024,953
Segregated cash balances with brokers for futures contracts	16,275,476	38,125,720
Segregated cash balances with brokers for swap agreements	—	109,128,769
Unrealized appreciation on swap agreements	20,560,343	—
Receivable on open futures contracts	1,011,639	602,246
Receivable for dividends from affiliates	94,706	—
Interest receivable	150,323	368,065

Total assets	402,881,344	398,825,242

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,665,799	2,895,283
Payable on open futures contracts	451,982	1,426,673
Payable to Sponsor	319,862	314,178
Unrealized depreciation on swap agreements	—	11,151,121

Total liabilities	3,437,643	15,787,255

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	399,443,701	383,037,987

Total liabilities and shareholders’ equity	$402,881,344	$398,825,242

Shares outstanding	7,493,096	19,843,096

Net asset value per share	$53.31	$19.30

Market value per share (Note 2)	$53.39	$19.32

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.813% due 11/5/2026 †	$65,000,000	$64,753,858
3.855% due 11/24/2026 †	1,000,000	994,031
3.996% due 12/3/2026 †	80,000,000	79,442,456
3.954% due 1/7/2027 †	50,000,000	49,450,805

Total short-term U.S. government and agency obligations (cost $194,684,155)		$194,641,150

	Shares
Affiliated Investments
Exchange Traded Fund
(38% of shareholders’ equity)
ProShares Genius Money Market ETF 3.71% (a)(b) (cost $150,092,870)	1,500,000	150,090,000

Total Investments in Securities (cost $344,777,025)		$344,731,150

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2026	520	$45,978,400	$12,440,415
WTI Crude Oil - NYMEX, expires June 2027	591	47,445,480	8,246,849
WTI Crude Oil - NYMEX, expires December 2027	618	46,621,920	2,761,088

			$23,448,352

Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35%	10/06/26	$81,380,451	$131,896
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.35	10/06/26	211,252,829	8,511,381
Swap agreement with Societe Generale based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.25	10/06/26	268,058,560	10,815,589
Swap agreement with UBS AG based on Bloomberg Commodity Balanced WTI Crude Oil Index	0.30	10/06/26	98,124,865	1,101,477

				$20,560,343

Total Unrealized Appreciation				$20,560,343

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$2,417,380	$2,538,935	$6,968,587	$9,284,651
Dividends from affiliates (Note 5)	1,013,826	—	2,817,321	—

Total income	3,431,206	2,538,935	9,785,908	9,284,651

Expenses
Management fee	981,858	919,884	3,116,821	2,836,491
Brokerage commissions	47,529	47,091	214,026	155,007

Total expenses	1,029,387	966,975	3,330,847	2,991,498

Net investment income (loss)	2,401,819	1,571,960	6,455,061	6,293,153

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,953,746	9,979,055	132,176,086	6,783,860
Swap agreements	52,674,120	5,508,219	312,952,013	(4,371,931)
Short-term U.S. government and agency obligations	3,125	187	3,125	509
Affiliated investments (Note 5)	—	—	(49,228)	—
Payment from affiliate (Note 5)	42,308	—	119,818	—

Net realized gain (loss)	76,673,299	15,487,461	445,201,814	2,412,438

Change in net unrealized appreciation (depreciation) on
Futures contracts	27,094,279	(1,945,799)	27,137,459	(9,527,346)
Swap agreements	95,866,043	(5,067,962)	31,711,464	(39,259,949)
Short-term U.S. government and agency obligations	(37,912)	6,018	(73,701)	(20,584)
Affiliated investments (Note 5)	(23,870)	—	(2,870)	—

Change in net unrealized appreciation (depreciation)	122,898,540	(7,007,743)	58,772,352	(48,807,879)

Net realized and unrealized gain (loss)	199,571,839	8,479,718	503,974,166	(46,395,441)

Net income (loss)	$201,973,658	$10,051,678	$510,429,227	$(40,102,288)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$311,964,113	$420,493,513	$383,037,987	$523,420,064

Addition of 4,500,000, 4,250,000, 27,850,000 and 19,150,000 shares, respectively	177,184,327	95,230,997	1,027,207,935	437,683,795
Redemption of 6,600,000, 6,900,000, 40,200,000 and 22,150,000 shares, respectively	(291,678,397)	(166,697,093)	(1,521,231,448)	(561,922,476)

Net addition (redemption) of (2,100,000), (2,650,000), (12,350,000) and (3,000,000) shares, respectively	(114,494,070)	(71,466,096)	(494,023,513)	(124,238,681)

Net investment income (loss)	2,401,819	1,571,960	6,455,061	6,293,153
Net realized gain (loss)	76,673,299	15,487,461	445,201,814	2,412,438
Change in net unrealized appreciation (depreciation)	122,898,540	(7,007,743)	58,772,352	(48,807,879)

Net income (loss)	201,973,658	10,051,678	510,429,227	(40,102,288)

Shareholders’ equity, end of period	$399,443,701	$359,079,095	$399,443,701	$359,079,095

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$510,429,227	$(40,102,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(844,926,488)	(1,048,965,009)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	804,713,318	999,557,585
Cost of affiliated investments purchased	(330,269,330)	—
Proceeds from affiliated investments sold	180,127,232	—
Net amortization and accretion on short-term U.S. government and agency obligations	(4,923,067)	(5,362,256)
Net realized (gain) loss on investments	46,103	(509)
Change in unrealized (appreciation) depreciation on investments	(31,634,893)	39,280,533
Decrease (Increase) in receivable on open futures contracts	(409,393)	2,157,183
Decrease (Increase) in receivable for dividends from affiliates	(94,706)	—
Decrease (Increase) in interest receivable	217,742	348,563
Increase (Decrease) in payable to Sponsor	5,684	(146,033)
Increase (Decrease) in payable on open futures contracts	(974,691)	2,624,013

Net cash provided by (used in) operating activities	282,306,738	(50,608,218)

Cash flow from financing activities
Proceeds from addition of shares	1,027,207,935	429,850,163
Payment on shares redeemed	(1,521,460,932)	(564,670,947)

Net cash provided by (used in) financing activities	(494,252,997)	(134,820,784)

Net increase (decrease) in cash	(211,946,259)	(185,429,002)
Cash, beginning of period	248,279,442	385,855,334

Cash, end of period	$36,333,183	$200,426,332

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $89,486,196 and $234,217,281, respectively)	$89,452,524	$234,273,034
Affiliated investments (cost $105,045,790 and $–, respectively)	105,063,000	—
Cash	11,199,155	141,320,716
Segregated cash balances with brokers for futures contracts	116,229,959	199,013,298
Receivable from capital shares sold	41,457,344	28,186,350
Receivable on open futures contracts	1,997,080	—
Receivable for dividends from affiliates	58,463	—
Interest receivable	294,973	581,253

Total assets	365,752,498	603,374,651

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	18,824,089	67,963,288
Brokerage commissions and futures account fees payable	9,260	14,860
Payable to Sponsor	287,921	417,836

Total liabilities	19,121,270	68,395,984

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	346,631,228	534,978,667

Total liabilities and shareholders’ equity	$365,752,498	$603,374,651

Shares outstanding (Note 1)	17,561,144	11,861,524

Net asset value per share (Note 1)	$19.74	$45.10

Market value per share ( Note 1) ( Note 2)	$19.63	$45.80

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(26% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.813% due 11/5/2026	$30,000,000	$29,886,396
3.797% due 11/24/2026	30,000,000	29,820,945
3.802% due 12/17/2026	30,000,000	29,745,183

Total short-term U.S. government and agency obligations (cost $89,486,196)		$89,452,524

	Shares
Affiliated Investments
Exchange Traded Fund
(30% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $105,045,790)	1,050,000	105,063,000

Total Investments in Securities (cost $194,531,986)		$194,515,524

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2026	22,913	$693,347,380	$1,639,103

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,840,450	$4,121,370	$6,633,133	$9,102,000
Dividends from affiliates (Note 5)	1,141,454	—	2,619,625	—

Total income	2,981,904	4,121,370	9,252,758	9,102,000

Expenses
Management fee	920,126	1,088,659	2,912,633	2,340,238
Brokerage commissions	292,001	411,698	1,144,058	982,711
Futures account fees	25,792	49,402	104,032	166,011

Total expenses	1,237,919	1,549,759	4,160,723	3,488,960

Net investment income (loss)	1,743,985	2,571,611	5,092,035	5,613,040

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(83,043,320)	(163,780,916)	(68,060,555)	46,482,203
Short-term U.S. government and agency obligations	(3,768)	186	5,782	(38)
Affiliated investments (Note 5)	(16,092)	—	(43,504)	—
Payment from affiliate (Note 5)	48,191	—	111,466	—

Net realized gain (loss)	(83,014,989)	(163,780,730)	(67,986,811)	46,482,165

Change in net unrealized appreciation (depreciation) on
Futures contracts	(3,239,715)	28,718,499	133,735,975	(98,288,406)
Short-term U.S. government and agency obligations	(26,722)	18,989	(89,425)	(7,991)
Affiliated investments (Note 5)	(3,290)	—	17,210	—

Change in net unrealized appreciation (depreciation)	(3,269,727)	28,737,488	133,663,760	(98,296,397)

Net realized and unrealized gain (loss)	(86,284,716)	(135,043,242)	65,676,949	(51,814,232)

Net income (loss)	$(84,540,731)	$(132,471,631)	$70,768,984	$(46,201,192)

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$307,407,986	$334,757,794	$534,978,667	$396,081,499

Addition of 24,500,000, 14,100,000, 69,725,000 and 23,325,000 shares, respectively (Note 1)	515,377,559	939,940,370	1,955,546,423	1,969,227,422
Redemption of 18,050,000, 8,525,000, 64,025,380 and 17,750,000 shares, respectively (Note 1)	(391,613,586)	(600,016,313)	(2,214,662,846)	(1,776,897,509)

Net addition (redemption) of 6,450,000, 5,575,000, 5,699,620 and 5,575,000 shares, respectively (Note 1)	123,763,973	339,924,057	(259,116,423)	192,329,913

Net investment income (loss)	1,743,985	2,571,611	5,092,035	5,613,040
Net realized gain (loss)	(83,014,989)	(163,780,730)	(67,986,811)	46,482,165
Change in net unrealized appreciation (depreciation)	(3,269,727)	28,737,488	133,663,760	(98,296,397)

Net income (loss)	(84,540,731)	(132,471,631)	70,768,984	(46,201,192)

Shareholders’ equity, end of period	$346,631,228	$542,210,220	$346,631,228	$542,210,220

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$70,768,984	$(46,201,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(506,961,735)	(904,354,263)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	654,530,902	699,473,294
Cost of affiliated investments purchased	(180,136,160)	—
Proceeds from affiliated investments sold	75,046,866	—
Net amortization and accretion on short-term U.S. government and agency obligations	(2,832,300)	(4,203,033)
Net realized (gain) loss on investments	37,722	38
Change in unrealized (appreciation) depreciation on investments	72,215	7,991
Decrease (Increase) in receivable on open futures contracts	(1,997,080)	(17,552,221)
Decrease (Increase) in receivable for dividends from affiliates	(58,463)	—
Decrease (Increase) in interest receivable	286,280	159,218
Increase (Decrease) in payable to Sponsor	(129,915)	(3,543)
Increase (Decrease) in brokerage commissions and futures account fees payable	(5,600)	1,813
Increase (Decrease) in payable on open futures contracts	(49,139,199)	(38,058,122)

Net cash provided by (used in) operating activities	59,482,517	(310,730,020)

Cash flow from financing activities
Proceeds from addition of shares	1,942,275,429	1,980,194,065
Payment on shares redeemed	(2,214,662,846)	(1,750,337,948)

Net cash provided by (used in) financing activities	(272,387,417)	229,856,117

Net increase (decrease) in cash	(212,904,900)	(80,873,903)
Cash, beginning of period	340,334,014	323,011,189

Cash, end of period	$127,429,114	$242,137,286

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $995,019 and $–, respectively)	$994,861	$—
Cash	2,880,772	5,185,710
Segregated cash balances with brokers for foreign currency forward contracts	—	666,667
Unrealized appreciation on foreign currency forward contracts	17,406	62,719
Interest receivable	9,518	15,545

Total assets	3,902,557	5,930,641

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	3,291	4,756
Unrealized depreciation on foreign currency forward contracts	256,915	29

Total liabilities	260,206	4,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,642,351	5,925,856

Total liabilities and shareholders’ equity	$3,902,557	$5,930,641

Shares outstanding	300,000	450,000

Net asset value per share	$12.14	$13.17

Market value per share (Note 2)	$12.13	$13.16

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(27% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.920% due 11/17/2026 †	$1,000,000	$994,861

Total short-term U.S. government and agency obligations (cost $995,019)		$994,861

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with Goldman Sachs International	10/09/26	3,528,921	$3,997,834	$(117,329)
Euro with UBS AG	10/09/26	4,170,502	4,724,666	(139,586)

Total Unrealized Depreciation				$(256,915)

Contracts to Sell
Euro with Goldman Sachs International	10/09/26	(73,000)	$(82,700)	$315
Euro with UBS AG	10/09/26	(1,188,000)	(1,345,858)	17,091

Total Unrealized Appreciation				$17,406

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$39,432	$72,530	$133,619	$186,574

Total income	39,432	72,530	133,619	186,574

Expenses
Management fee	10,517	18,718	38,387	48,609

Total expenses	10,517	18,718	38,387	48,609

Net investment income (loss)	28,915	53,812	95,232	137,965

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	18,626	220,691	(206,158)	997,841

Net realized gain (loss)	18,626	220,691	(206,158)	997,841

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(113,669)	(434,179)	(302,199)	176,469
Short-term U.S. government and agency obligations	(104)	—	(158)	—

Change in net unrealized appreciation (depreciation)	(113,773)	(434,179)	(302,357)	176,469

Net realized and unrealized gain (loss)	(95,147)	(213,488)	(508,515)	1,174,310

Net income (loss)	$(66,232)	$(159,676)	$(413,283)	$1,312,275

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$4,949,960	$8,708,069	$5,925,856	$5,751,156

Addition of –, –, 50,000 and 200,000 shares, respectively	—	—	679,857	2,513,699
Redemption of 100,000, 100,000, 200,000 and 200,000 shares, respectively	(1,241,377)	(1,276,289)	(2,550,079)	(2,305,026)

Net addition (redemption) of (100,000), (100,000), (150,000) and – shares, respectively	(1,241,377)	(1,276,289)	(1,870,222)	208,673

Net investment income (loss)	28,915	53,812	95,232	137,965
Net realized gain (loss)	18,626	220,691	(206,158)	997,841
Change in net unrealized appreciation (depreciation)	(113,773)	(434,179)	(302,357)	176,469

Net income (loss)	(66,232)	(159,676)	(413,283)	1,312,275

Shareholders’ equity, end of period	$3,642,351	$7,272,104	$3,642,351	$7,272,104

See accompanying notes to financial statements.

PROSHARES ULTRA EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(413,283)	$1,312,275
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(5,962,322)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	5,000,000	—
Net amortization and accretion on short-term U.S. government and agency obligations	(32,697)	—
Change in unrealized (appreciation) depreciation on investments	302,357	(176,469)
Decrease (Increase) in interest receivable	6,027	(2,005)
Increase (Decrease) in payable to Sponsor	(1,465)	939

Net cash provided by (used in) operating activities	(1,101,383)	1,134,740

Cash flow from financing activities
Proceeds from addition of shares	679,857	2,513,699
Payment on shares redeemed	(2,550,079)	(2,305,026)

Net cash provided by (used in) financing activities	(1,870,222)	208,673

Net increase (decrease) in cash	(2,971,605)	1,343,413
Cash, beginning of period	5,852,377	5,903,547

Cash, end of period	$2,880,772	$7,246,960

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $480,198,703 and $548,601,553, respectively)	$480,074,490	$548,706,159
Affiliated investments (cost $270,129,500 and $–, respectively)	270,162,000	—
Cash	23,712,534	379,927,481
Segregated cash balances with brokers for futures contracts	37,203,904	59,232,000
Segregated cash balances with brokers for swap agreements	—	18,097,800
Unrealized appreciation on swap agreements	—	28,676,455
Receivable from capital shares sold	4,569,976	—
Receivable on open futures contracts	692,266	—
Receivable for dividends from affiliates	212,890	—
Interest receivable	192,109	662,431

Total assets	816,820,169	1,035,302,326

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,589,989
Payable on open futures contracts	544,352	14,210,474
Payable to Sponsor	630,611	814,922
Unrealized depreciation on swap agreements	45,754,601	—

Total liabilities	46,929,564	20,615,385

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	769,890,605	1,014,686,941

Total liabilities and shareholders’ equity	$816,820,169	$1,035,302,326

Shares outstanding (Note 1)	16,850,000	18,150,000

Net asset value per share (Note 1)	$45.69	$55.91

Market value per share (Note 1) (Note 2)	$45.73	$55.52

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(62% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.785% due 10/20/2026	$50,000,000	$49,898,865
3.767% due 10/29/2026 †	75,000,000	74,775,128
3.813% due 11/5/2026 †	200,000,000	199,242,640
3.799% due 12/8/2026 †	40,000,000	39,700,268
3.831% due 12/10/2026 †	37,500,000	37,211,801
3.802% due 12/17/2026	50,000,000	49,575,305
3.954% due 1/7/2027 †	30,000,000	29,670,483

Total short-term U.S. government and agency obligations (cost $480,198,703)		$480,074,490

	Shares
Affiliated Investments
Exchange Traded Fund
(35% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $270,129,500)	2,700,000	270,162,000

Total Investments in Securities (cost $750,328,203)		$750,236,490

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2026	1,450	$607,071,500	$(7,282,618)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/26	$525,115,507	$(29,921,757)
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.25	10/06/26	96,162,195	(5,810,324)
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/26	311,636,685	(10,022,520)

				$(45,754,601)

Total Unrealized Depreciation				$(45,754,601)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$4,804,384	$5,843,146	$18,121,680	$14,701,668
Dividends from affiliates (Note 5)	2,231,057	—	6,209,424	—

Total income	7,035,441	5,843,146	24,331,104	14,701,668

Expenses
Management fee	1,861,184	1,426,882	6,871,841	3,488,004
Brokerage commissions	16,723	18,644	93,368	64,523

Total expenses	1,877,907	1,445,526	6,965,209	3,552,527

Net investment income (loss)	5,157,534	4,397,620	17,365,895	11,149,141

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(47,725,165)	(533,759)	(27,504,952)	71,313,806
Swap agreements	32,223,228	39,227,803	3,819,582	111,966,863
Short-term U.S. government and agency obligations	—	375	—	452
Affiliated investments (Note 5)	(42,487)	—	82,265	—
Payment from affiliate (Note 5)	92,865	—	273,103	–—

Net realized gain (loss)	(15,451,559)	38,694,419	(23,330,002)	183,281,121

Change in net unrealized appreciation (depreciation) on
Futures contracts	35,799,915	105,261,676	(44,580,897)	102,229,458
Swap agreements	(12,872,112)	39,263,937	(74,431,056)	36,886,049
Short-term U.S. government and agency obligations	(106,834)	18,871	(228,819)	(607)
Affiliated investments (Note 5)	(21,500)	—	32,500	—

Change in net unrealized appreciation (depreciation)	22,799,469	144,544,484	(119,208,272)	139,114,900

Net realized and unrealized gain (loss)	7,347,910	183,238,903	(142,538,274)	322,396,021

Net income (loss)	$12,505,444	$187,636,523	$(125,172,379)	$333,545,162

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$640,891,713	$485,005,243	$1,014,686,941	$289,709,332

Addition of 6,500,000, 7,000,000, 16,100,000 and 17,650,000 shares, respectively (Note 1)	322,518,768	265,301,111	909,027,736	612,025,424
Redemption of 4,200,000, 3,400,000, 17,400,000 and 12,350,000 shares, respectively (Note 1)	(206,025,320)	(128,661,959)	(1,028,651,693)	(425,999,000)

Net addition (redemption) of 2,300,000, 3,600,000, (1,300,000) and 5,300,000 shares, respectively (Note 1)	116,493,448	136,639,152	(119,623,957)	186,026,424

Net investment income (loss)	5,157,534	4,397,620	17,365,895	11,149,141
Net realized gain (loss)	(15,451,559)	38,694,419	(23,330,002)	183,281,121
Change in net unrealized appreciation (depreciation)	22,799,469	144,544,484	(119,208,272)	139,114,900

Net income (loss)	12,505,444	187,636,523	(125,172,379)	333,545,162

Shareholders’ equity, end of period	$769,890,605	$809,280,918	$769,890,605	$809,280,918

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(125,172,379)	$333,545,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(2,437,203,135)	(1,953,529,314)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	2,518,000,000	1,429,111,536
Cost of affiliated investments purchased	(670,374,650)	—
Proceeds from affiliated investments sold	400,327,415	—
Net amortization and accretion on short-term U.S. government and agency obligations	(12,394,015)	(8,778,025)
Net realized (gain) loss on investments	(82,265)	(452)
Change in unrealized (appreciation) depreciation on investments	74,627,375	(36,885,442)
Decrease (Increase) in receivable on open futures contracts	(692,266)	(1,090,044)
Decrease (Increase) in receivable for dividends from affiliates	(212,890)	—
Decrease (Increase) in interest receivable	470,322	(460,257)
Increase (Decrease) in payable to Sponsor	(184,311)	342,930
Increase (Decrease) in payable on open futures contracts	(13,666,122)	—

Net cash provided by (used in) operating activities	(266,556,921)	(237,743,906)

Cash flow from financing activities
Proceeds from addition of shares	904,457,760	602,881,237
Payment on shares redeemed	(1,034,241,682)	(425,999,000)

Net cash provided by (used in) financing activities	(129,783,922)	176,882,237

Net increase (decrease) in cash	(396,340,843)	(60,861,669)
Cash, beginning of period	457,257,281	215,158,372

Cash, end of period	$60,916,438	$154,296,703

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $776,345,495 and $967,111,002, respectively)	$776,259,931	$967,310,974
Affiliated investments (cost $470,301,540 and $–, respectively)	470,282,000	—
Cash	75,246,494	803,492,250
Segregated cash balances with brokers for futures contracts	107,292,669	185,737,500
Unrealized appreciation on swap agreements	—	313,913,258
Receivable from capital shares sold	—	109,152,231
Receivable on open futures contracts	1,522,323	—
Receivable for dividends from affiliates	308,695	—
Interest receivable	426,054	1,543,277

Total assets	1,431,338,166	2,381,149,490

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,154,971	142,327,483
Payable to Sponsor	1,063,724	1,536,740
Unrealized depreciation on swap agreements	151,880,845	—

Total liabilities	159,099,540	143,864,223

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,272,238,626	2,237,285,267

Total liabilities and shareholders’ equity	$1,431,338,166	$2,381,149,490

Shares outstanding	19,096,526	14,346,526

Net asset value per share	$66.62	$155.95

Market value per share (Note 2)	$66.90	$155.12

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.785% due 10/20/2026 †	$50,000,000	$49,898,865
3.857% due 11/3/2026 †	75,000,000	74,732,827
3.813% due 11/5/2026 †	95,000,000	94,640,254
3.824% due 11/10/2026 †	33,000,000	32,856,457
3.985% due 12/3/2026 †	220,000,000	218,466,754
3.802% due 12/17/2026 †	40,000,000	39,660,244
4.111% due 12/22/2026	50,000,000	49,550,110
4.089% due 12/29/2026 †	5,000,000	4,951,208
3.954% due 1/7/2027 †	50,000,000	49,450,805
4.149% due 1/12/2027 †	104,000,000	102,799,455
4.237% due 1/19/2027 †	60,000,000	59,252,952

Total short-term U.S. government and agency obligations (cost $776,345,495)		$776,259,931

	Shares
Affiliated Investments
Exchange Traded Fund
(37% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $470,301,540)	4,700,000	470,282,000

Total Investments in Securities (cost $1,246,647,035)		$1,246,541,931

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2026	2,955	$894,862,650	$(74,689,684)
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/ Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/26	$775,878,104	$(84,402,040)
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.15	10/06/26	172,794,312	(18,528,996)
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	10/06/26	699,516,672	(48,949,809)

				$(151,880,845)

Total Unrealized Depreciation				$(151,880,845)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$8,859,381	$6,938,402	$34,959,382	$19,053,657
Dividends from affiliates (Note 5)	3,480,937	—	9,454,690	—

Total income	12,340,318	6,938,402	44,414,072	19,053,657

Expenses
Management fee	3,265,182	1,949,744	13,719,415	4,951,422
Brokerage commissions	46,290	50,532	230,972	155,360

Total expenses	3,311,472	2,000,276	13,950,387	5,106,782

Net investment income (loss)	9,028,846	4,938,126	30,463,685	13,946,875

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,421,596)	32,707,355	(138,252,011)	101,060,386
Swap agreements	12,257,271	105,876,163	(114,978,736)	191,432,762
Short-term U.S. government and agency obligations	(2,490)	367	(9,211)	355
Affiliated investments (Note 5)	33,414	—	197,463	—
Payment from affiliate (Note 5)	147,247	—	418,838	—

Net realized gain (loss)	13,846	138,583,885	(252,623,657)	292,493,503

Change in net unrealized appreciation (depreciation) on
Futures contracts	(19,580,066)	152,651,481	(493,935,083)	172,417,069
Swap agreements	(22,685,194)	110,350,181	(465,794,103)	156,397,715
Short-term U.S. government and agency obligations	(91,693)	14,868	(285,536)	(17,968)
Affiliated investments (Note 5)	(103,540)	—	(19,540)	—

Change in net unrealized appreciation (depreciation)	(42,460,493)	263,016,530	(960,034,262)	328,796,816

Net realized and unrealized gain (loss)	(42,446,647)	401,600,415	(1,212,657,919)	621,290,319

Net income (loss)	$(33,417,801)	$406,538,541	$(1,182,194,234)	$635,237,194

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$1,269,873,944	$708,196,011	$2,237,285,267	$562,083,293

Addition of 4,950,000, 4,700,000, 24,700,000 and 14,550,000 shares, respectively	364,040,085	275,863,693	3,122,533,667	678,097,505
Redemption of 4,350,000, 5,900,000, 19,950,000 and 17,450,000 shares, respectively	(328,257,602)	(342,918,948)	(2,905,386,074)	(827,738,695)

Net addition (redemption) of 600,000, (1,200,000), 4,750,000 and (2,900,000) shares, respectively	35,782,483	(67,055,255)	217,147,593	(149,641,190)

Net investment income (loss)	9,028,846	4,938,126	30,463,685	13,946,875
Net realized gain (loss)	13,846	138,583,885	(252,623,657)	292,493,503
Change in net unrealized appreciation (depreciation)	(42,460,493)	263,016,530	(960,034,262)	328,796,816

Net income (loss)	(33,417,801)	406,538,541	(1,182,194,234)	635,237,194

Shareholders’ equity, end of period	$1,272,238,626	$1,047,679,297	$1,272,238,626	$1,047,679,297

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,182,194,234)	$635,237,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(4,742,139,829)	(2,540,999,184)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	4,958,717,708	1,934,105,968
Cost of affiliated investments purchased	(1,410,949,820)	—
Proceeds from affiliated investments sold	940,845,743	—
Net amortization and accretion on short-term U.S. government and agency obligations	(25,821,583)	(11,320,479)
Net realized (gain) loss on investments	(188,252)	(355)
Change in unrealized (appreciation) depreciation on investments	466,099,179	(156,379,747)
Decrease (Increase) in receivable on open futures contracts	(1,522,323)	(425,541)
Decrease (Increase) in receivable for dividends from affiliates	(308,695)	—
Decrease (Increase) in interest receivable	1,117,223	(164,365)
Increase (Decrease) in payable to Sponsor	(473,016)	194,695
Increase (Decrease) in payable on open futures contracts	(136,172,512)	2,065,853

Net cash provided by (used in) operating activities	(1,132,990,411)	(137,685,961)

Cash flow from financing activities
Proceeds from addition of shares	3,231,685,898	678,097,505
Payment on shares redeemed	(2,905,386,074)	(797,473,640)

Net cash provided by (used in) financing activities	326,299,824	(119,376,135)

Net increase (decrease) in cash	(806,690,587)	(257,062,096)
Cash, beginning of period	989,229,750	491,827,274

Cash, end of period	$182,539,163	$234,765,178

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $99,753,597, respectively)	$—	$99,775,566
Affiliated investments (cost $60,026,500 and $–, respectively)	60,036,000	—
Cash	27,566,045	20,831,598
Segregated cash balances with brokers for futures contracts	178,412,014	272,061,021
Receivable on open futures contracts	7,184,853	17,868,535
Receivable for dividends from affiliates	36,107	—
Interest receivable	447,987	633,386

Total assets	273,683,006	411,170,106

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,584,487
Payable on open futures contracts	—	6,790,097
Brokerage commissions and futures account fees payable	31,764	39,021
Payable to Sponsor	221,476	350,365

Total liabilities	253,240	10,763,970

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	273,429,766	400,406,136

Total liabilities and shareholders’ equity	$273,683,006	$411,170,106

Shares outstanding (Note 1)	15,917,347	11,167,347

Net asset value per share (Note 1)	$17.18	$35.86

Market value per share (Note 1) (Note 2)	$17.27	$35.93

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $60,026,500)	600,000	60,036,000
Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2026	12,675	$226,478,168	$(8,333,268)
VIX Futures - Cboe, expires November 2026	9,955	183,701,606	(1,072,307)

			$(9,405,575)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$1,180,887	$5,292,243	$4,893,838	$10,984,632
Dividends from affiliates (Note 5)	501,569	—	1,599,662	—

Total income	1,682,456	5,292,243	6,493,500	10,984,632

Expenses
Management fee	657,247	1,636,145	2,429,874	3,378,880
Brokerage commissions	480,863	1,025,774	1,763,901	2,534,657
Futures account fees	84,895	231,026	263,272	444,189

Total expenses	1,223,005	2,892,945	4,457,047	6,357,726

Net investment income (loss)	459,451	2,399,298	2,036,453	4,626,906

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(124,811,616)	(410,233,402)	(241,305,627)	(254,266,766)
Short-term U.S. government and agency obligations	—	565	52	(1,354)
Affiliated investments (Note 5)	(4,515)	—	(1,292)	—
Payment from affiliate (Note 5)	21,123	—	69,772	—

Net realized gain (loss)	(124,795,008)	(410,232,837)	(241,237,095)	(254,268,120)

Change in net unrealized appreciation (depreciation) on
Futures contracts	23,482,042	19,280,389	46,669,587	(50,072,369)
Short-term U.S. government and agency obligations	—	6,372	(21,969)	(246)
Affiliated investments (Note 5)	(500)	—	9,500	—

Change in net unrealized appreciation (depreciation)	23,481,542	19,286,761	46,657,118	(50,072,615)

Net realized and unrealized gain (loss)	(101,313,466)	(390,946,076)	(194,579,977)	(304,340,735)

Net income (loss)	$(100,854,015)	$(388,546,778)	$(192,543,524)	$(299,713,829)

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$247,336,088	$579,408,908	$400,406,136	$284,452,060

Addition of 9,900,000, 9,870,000, 39,850,000 and 26,810,000 shares, respectively (Note 1)	213,605,129	705,122,888	1,336,553,558	2,554,769,405
Redemption of 3,950,000, 3,650,000, 35,100,000 and 17,130,000 shares, respectively (Note 1)	(86,657,436)	(247,890,596)	(1,270,986,404)	(1,891,413,214)

Net addition (redemption) of 5,950,000, 6,220,000, 4,750,000 and 9,680,000 shares, respectively (Note 1)	126,947,693	457,232,292	65,567,154	663,356,191

Net investment income (loss)	459,451	2,399,298	2,036,453	4,626,906
Net realized gain (loss)	(124,795,008)	(410,232,837)	(241,237,095)	(254,268,120)
Change in net unrealized appreciation (depreciation)	23,481,542	19,286,761	46,657,118	(50,072,615)

Net income (loss)	(100,854,015)	(388,546,778)	(192,543,524)	(299,713,829)

Shareholders’ equity, end of period	$273,429,766	$648,094,422	$273,429,766	$648,094,422

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(192,543,524)	$(299,713,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(50,824,121)	(681,018,160)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	150,979,905	598,974,544
Cost of affiliated investments purchased	(260,192,000)	—
Proceeds from affiliated investments sold	200,164,208	—
Net amortization and accretion on short-term U.S. government and agency obligations	(402,135)	(2,582,968)
Net realized (gain) loss on investments	1,240	1,354
Change in unrealized (appreciation) depreciation on investments	12,469	246
Decrease (Increase) in receivable on open futures contracts	10,683,682	(3,261,656)
Decrease (Increase) in receivable for dividends from affiliates	(36,107)	—
Decrease (Increase) in interest receivable	185,399	(326,879)
Increase (Decrease) in payable to Sponsor	(128,889)	219,632
Increase (Decrease) in brokerage commissions and futures account fees payable	(7,257)	51,136
Increase (Decrease) in payable on open futures contracts	(6,790,097)	5,975,649

Net cash provided by (used in) operating activities	(148,897,227)	(381,680,931)

Cash flow from financing activities
Proceeds from addition of shares	1,336,553,558	2,554,769,405
Payment on shares redeemed	(1,274,570,891)	(1,891,413,214)

Net cash provided by (used in) financing activities	61,982,667	663,356,191

Net increase (decrease) in cash	(86,914,560)	281,675,260
Cash, beginning of period	292,892,619	250,621,829

Cash, end of period	$205,978,059	$532,297,089

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $5,962,537 and $–, respectively)	$5,961,855	$—
Affiliated investments (cost $11,004,400 and $–, respectively)	11,006,600	—
Cash	14,978,653	43,846,101
Segregated cash balances with brokers for foreign currency forward contracts	—	5,912,013
Unrealized appreciation on foreign currency forward contracts	15,121	1,161
Receivable for dividends from affiliates	7,852	—
Interest receivable	32,482	128,447

Total assets	32,002,563	49,887,722

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	23,359	38,563
Unrealized depreciation on foreign currency forward contracts	1,793,208	1,183,809
Total liabilities	1,816,567	1,222,372

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	30,185,996	48,665,350

Total liabilities and shareholders’ equity	$32,002,563	$49,887,722

Shares outstanding	1,649,970	2,549,970

Net asset value per share	$18.29	$19.08

Market value per share (Note 2)	$18.26	$19.06

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(20% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.920% due 11/17/2026 †	$5,000,000	$4,974,306
4.219% due 1/19/2027	1,000,000	987,549

Total short-term U.S. government and agency obligations (cost $5,962,537)		$5,961,855

	Shares
Affiliated Investments
Exchange Traded Fund
(36% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $11,004,400)	110,000	11,006,600

Total Investments in Securities (cost $16,966,937)		$16,968,455

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/09/26	5,240,247,056	$33,311,601	$(946,586)
Yen with UBS AG	10/09/26	4,793,493,856	30,471,646	(846,337)

Total Unrealized Depreciation				$(1,792,923)

Contracts to Sell
Yen with Goldman Sachs International	10/09/26	(281,359,000)	$(1,788,564)	$(285)
Yen with UBS AG	10/09/26	(242,759,000)	(1,543,189)	15,121

Total Unrealized Appreciation				$14,836

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$190,991	$541,875	$710,883	$1,650,309
Dividends from affiliates (Note 5)	98,820	—	273,255	—

Total income	289,811	541,875	984,138	1,650,309

Expenses
Management fee	76,739	139,482	280,135	430,261

Total expenses	76,739	139,482	280,135	430,261

Net investment income (loss)	213,072	402,393	704,003	1,220,048

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	2,420,071	(3,272,292)	(2,012,834)	(201,447)
Affiliated investments (Note 5)	—	—	1,897	—
Payment from affiliate (Note 5)	4,163	—	11,877	—

Net realized gain (loss)	2,424,234	(3,272,292)	(1,999,060)	(201,447)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	(827,762)	(1,422,005)	(595,439)	3,529,664
Short-term U.S. government and agency obligations	(494)	—	(682)	—
Affiliated investments (Note 5)	—	—	2,200	—

Change in net unrealized appreciation (depreciation)	(828,256)	(1,422,005)	(593,921)	3,529,664

Net realized and unrealized gain (loss)	1,595,978	(4,694,297)	(2,592,981)	3,328,217

Net income (loss)	$1,809,050	$(4,291,904)	$(1,888,978)	$4,548,265

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$31,186,126	$66,461,439	$48,665,350	$44,505,646

Addition of 50,000, –, 200,000 and 1,250,000 shares, respectively	881,945	—	3,684,904	26,787,301
Redemption of 200,000, 400,000, 1,100,000 and 1,000,000 shares, respectively	(3,691,125)	(8,860,199)	(20,275,280)	(22,531,876)

Net addition (redemption) of (150,000), (400,000), (900,000) and 250,000 shares, respectively	(2,809,180)	(8,860,199)	(16,590,376)	4,255,425

Net investment income (loss)	213,072	402,393	704,003	1,220,048
Net realized gain (loss)	2,424,234	(3,272,292)	(1,999,060)	(201,447)
Change in net unrealized appreciation (depreciation)	(828,256)	(1,422,005)	(593,921)	3,529,664

Net income (loss)	1,809,050	(4,291,904)	(1,888,978)	4,548,265

Shareholders’ equity, end of period	$30,185,996	$53,309,336	$30,185,996	$53,309,336

See accompanying notes to financial statements.

PROSHARES ULTRA YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,888,978)	$4,548,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(42,753,728)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	37,000,000	—
Cost of affiliated investments purchased	(16,006,400)	—
Proceeds from affiliated investments sold	5,003,897	—
Net amortization and accretion on short-term U.S. government and agency obligations	(208,809)	—
Net realized (gain) loss on investments	(1,897)	—
Change in unrealized (appreciation) depreciation on investments	593,921	(3,529,664)
Decrease (Increase) in receivable for dividends from affiliates	(7,852)	—
Decrease (Increase) in interest receivable	95,965	(15,543)
Increase (Decrease) in payable to Sponsor	(15,204)	6,218

Net cash provided by (used in) operating activities	(18,189,085)	1,009,276

Cash flow from financing activities
Proceeds from addition of shares	3,684,904	26,787,301
Payment on shares redeemed	(20,275,280)	(22,531,876)

Net cash provided by (used in) financing activities	(16,590,376)	4,255,425

Net increase (decrease) in cash	(34,779,461)	5,264,701
Cash, beginning of period	49,758,114	48,608,105

Cash, end of period	$14,978,653	$53,872,806

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $359,867,013 and $44,906,073, respectively)	$359,781,904	$44,913,599
Affiliated investments (cost $350,304,825 and $–, respectively)	350,210,000	—
Cash	64,935,575	19,951,883
Segregated cash balances with brokers for futures contracts	259,780,447	22,519,576
Receivable from capital shares sold	8,940,430	981,948
Receivable on open futures contracts	1,968,225	1,186,923
Receivable for dividends from affiliates	291,045	—
Interest receivable	636,852	124,609

Total assets	1,046,544,478	89,678,538

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	16,550,273	139,029
Payable to Sponsor	711,733	73,119

Total liabilities	17,262,006	212,148

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,029,282,472	89,466,390

Total liabilities and shareholders’ equity	$1,046,544,478	$89,678,538

Shares outstanding (Note 1)	51,813,302	1,138,805

Net asset value per share (Note 1)	$19.87	$78.56

Market value per share (Note 1) (Note 2)	$19.85	$78.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(35% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.907% due 10/22/2026	$75,000,000	$74,832,330
4.027% due 12/3/2026	50,000,000	49,651,535
3.831% due 12/10/2026	37,500,000	37,211,801
3.802% due 12/17/2026	30,000,000	29,745,183
3.914% due 12/29/2026	170,000,000	168,341,055
Total short-term U.S. government and agency obligations (cost $359,867,013)		$359,781,904

	Shares
Affiliated Investments
Exchange Traded Fund
(34% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $350,304,825)	3,500,000	350,210,000
Total Investments in Securities (cost $710,171,838)		$709,991,904
Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
WTI Crude Oil - NYMEX, expires December 2026	7,651	$676,501,420	$(35,798,345)
WTI Crude Oil - NYMEX, expires June 2027	8,689	697,552,920	(41,396,033)
WTI Crude Oil - NYMEX, expires December 2027	9,083	685,221,520	(37,207,246)

			$(114,401,624)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$4,107,443	$1,262,490	$11,473,335	$4,373,667
Dividends from affiliates (Note 5)	2,355,038	—	6,055,936	—

Total income	6,462,481	1,262,490	17,529,271	4,373,667

Expenses
Management fee	1,905,454	315,179	5,250,657	1,090,747
Brokerage commissions	249,311	46,312	813,179	169,510

Total expenses	2,154,765	361,491	6,063,836	1,260,257

Net investment income (loss)	4,307,716	900,999	11,465,435	3,113,410

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(15,644,446)	4,631,229	(345,955,257)	45,775,241
Short-term U.S. government and agency obligations	3	—	414	(483)
Affiliated investments (Note 5)	(32,907)	—	(104,456)	—
Payment from affiliate (Note 5)	97,225	—	250,479	—

Net realized gain (loss)	(15,580,125)	4,631,229	(345,808,820)	45,774,758

Change in net unrealized appreciation (depreciation) on
Futures contracts	(399,428,747)	(3,727,299)	(126,426,742)	13,784,081
Short-term U.S. government and agency obligations	(81,856)	(369)	(92,635)	(369)
Affiliated investments (Note 5)	(49,405)	—	(94,825)	—

Change in net unrealized appreciation (depreciation)	(399,560,008)	(3,727,668)	(126,614,202)	13,783,712

Net realized and unrealized gain (loss)	(415,140,133)	903,561	(472,423,022)	59,558,470

Net income (loss)	$(410,832,417)	$1,804,560	$(460,957,587)	$62,671,880

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$882,038,817	$135,277,470	$89,466,390	$121,997,334

Addition of 39,450,000, 1,362,500, 117,912,500 and 6,362,500 shares, respectively (Note 1)	910,755,797	88,618,278	3,451,292,508	410,876,000
Redemption of 12,500,000, 1,500,000, 67,238,003 and 6,425,000 shares, respectively (Note 1)	(352,679,725)	(103,997,869)	(2,050,518,839)	(473,842,775)

Net addition (redemption) of 26,950,000, (137,500), 50,674,497 and (62,500) shares, respectively (Note 1)	558,076,072	(15,379,591)	1,400,773,669	(62,966,775)

Net investment income (loss)	4,307,716	900,999	11,465,435	3,113,410
Net realized gain (loss)	(15,580,125)	4,631,229	(345,808,820)	45,774,758
Change in net unrealized appreciation (depreciation)	(399,560,008)	(3,727,668)	(126,614,202)	13,783,712

Net income (loss)	(410,832,417)	1,804,560	(460,957,587)	62,671,880

Shareholders’ equity, end of period	$1,029,282,472	$121,702,439	$1,029,282,472	$121,702,439

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(460,957,587)	$62,671,880
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(1,328,660,492)	(343,231,033)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	1,019,859,414	309,917,637
Cost of affiliated investments purchased	(610,624,420)	—
Proceeds from affiliated investments sold	260,215,139	—
Net amortization and accretion on short-term U.S. government and agency obligations	(6,159,448)	(1,647,998)
Net realized (gain) loss on investments	104,042	483
Change in unrealized (appreciation) depreciation on investments	187,460	369
Decrease (Increase) in receivable on open futures contracts	(781,302)	(5,944,855)
Decrease (Increase) in receivable for dividends from affiliates	(291,045)	—
Decrease (Increase) in interest receivable	(512,243)	47,274
Increase (Decrease) in payable to Sponsor	638,614	3,350
Increase (Decrease) in payable on open futures contracts	16,411,244	(2,372,844)

Net cash provided by (used in) operating activities	(1,110,570,624)	19,444,263

Cash flow from financing activities
Proceeds from addition of shares	3,443,334,026	414,262,356
Payment on shares redeemed	(2,050,518,839)	(467,718,467)

Net cash provided by (used in) financing activities	1,392,815,187	(53,456,111)

Net increase (decrease) in cash	282,244,563	(34,011,848)
Cash, beginning of period	42,471,459	120,735,111

Cash, end of period	$324,716,022	$86,723,263

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,917,188 and $69,807,867, respectively)	$19,913,004	$69,821,093
Affiliated investments (cost $30,012,000 and $–, respectively)	30,018,000	—
Cash	32,147,589	24,344,867
Segregated cash balances with brokers for futures contracts	39,145,124	49,604,357
Receivable on open futures contracts	2,768,818	15,938,672
Receivable for dividends from affiliates	29,657	—
Interest receivable	144,982	201,070

Total assets	124,167,174	159,910,059

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,019,281	14,316,465
Payable on open futures contracts	1,006,963	1,060,496
Brokerage commissions and futures account fees payable	2,840	6,012
Payable to Sponsor	85,389	149,995

Total liabilities	8,114,473	15,532,968

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	116,052,701	144,377,091

Total liabilities and shareholders’ equity	$124,167,174	$159,910,059

Shares outstanding	4,133,712	4,033,712

Net asset value per share	$28.07	$35.79

Market value per share (Note 2)	$28.24	$35.27

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(17% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.824% due 11/10/2026	$20,000,000	$19,913,004

Total short-term U.S. government and agency obligations (cost $19,917,188)		$19,913,004

	Shares
Affiliated Investments
Exchange Traded Fund
(26% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $30,012,000)	300,000	30,018,000

Total Investments in Securities (cost $49,929,188)		$49,931,004

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Natural Gas - NYMEX, expires November 2026	7,671	$232,124,460	$3,171,625

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$585,572	$1,926,416	$3,209,592	$10,289,665
Dividends from affiliates (Note 5)	330,658	—	1,074,990	—

Total income	916,230	1,926,416	4,284,582	10,289,665

Expenses
Management fee	275,512	477,225	1,375,969	2,536,994
Brokerage commissions	94,329	167,957	826,681	1,197,519
Futures account fees	7,632	12,126	45,339	84,863

Total expenses	377,473	657,308	2,247,989	3,819,376

Net investment income (loss)	538,757	1,269,108	2,036,593	6,470,289

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	35,844,299	116,766,252	285,189,055	19,539,524
Short-term U.S. government and agency obligations	—	33	1,718	(8,305)
Affiliated investments (Note 5)	1,588	—	35,866	—
Payment from affiliate (Note 5)	13,924	—	48,626	—

Net realized gain (loss)	35,859,811	116,766,285	285,275,265	19,531,219

Change in net unrealized appreciation (depreciation) on
Futures contracts	2,594,004	(27,090,196)	(50,771,912)	39,266,757
Short-term U.S. government and agency obligations	(4,184)	259	(17,410)	764
Affiliated investments (Note 5)	(7,500)	—	6,000	—

Change in net unrealized appreciation (depreciation)	2,582,320	(27,089,937)	(50,783,322)	39,267,521

Net realized and unrealized gain (loss)	38,442,131	89,676,348	234,491,943	58,798,740

Net income (loss)	$38,980,888	$90,945,456	$236,528,536	$65,269,029

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$139,983,262	$283,266,637	$144,377,091	$260,940,143

Addition of 6,400,000, 6,050,000, 83,500,000 and 71,800,000 shares, respectively	173,405,063	183,706,873	1,658,373,954	1,773,382,468
Redemption of 8,500,000, 12,700,000, 83,400,000 and 73,300,000 shares, respectively	(236,316,512)	(399,381,008)	(1,923,226,880)	(1,941,053,682)

Net addition (redemption) of (2,100,000), (6,650,000), 100,000 and (1,500,000) shares, respectively	(62,911,449)	(215,674,135)	(264,852,926)	(167,671,214)

Net investment income (loss)	538,757	1,269,108	2,036,593	6,470,289
Net realized gain (loss)	35,859,811	116,766,285	285,275,265	19,531,219
Change in net unrealized appreciation (depreciation)	2,582,320	(27,089,937)	(50,783,322)	39,267,521

Net income (loss)	38,980,888	90,945,456	236,528,536	65,269,029

Shareholders’ equity, end of period	$116,052,701	$158,537,958	$116,052,701	$158,537,958

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$236,528,536	$65,269,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(98,434,403)	(989,236,463)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	148,940,588	929,395,135
Cost of affiliated investments purchased	(145,062,500)	—
Proceeds from affiliated investments sold	115,086,366	—
Net amortization and accretion on short-term U.S. government and agency obligations	(613,788)	(5,012,714)
Net realized (gain) loss on investments	(37,584)	8,305
Change in unrealized (appreciation) depreciation on investments	11,410	(764)
Decrease (Increase) in receivable on open futures contracts	13,169,854	19,205,533
Decrease (Increase) in receivable for dividends from affiliates	(29,657)	—
Decrease (Increase) in interest receivable	56,088	34,989
Increase (Decrease) in payable to Sponsor	(64,606)	17,979
Increase (Decrease) in brokerage commissions and futures account fees payable	(3,172)	406
Increase (Decrease) in payable on open futures contracts	(53,533)	3,999,443

Net cash provided by (used in) operating activities	269,493,599	23,680,878

Cash flow from financing activities
Proceeds from addition of shares	1,658,373,954	1,766,310,700
Payment on shares redeemed	(1,930,524,064)	(1,958,497,409)

Net cash provided by (used in) financing activities	(272,150,110)	(192,186,709)

Net increase (decrease) in cash	(2,656,511)	(168,505,831)
Cash, beginning of period	73,949,224	258,891,257

Cash, end of period	$71,292,713	$90,385,426

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $9,950,193 and $–, respectively)	$9,948,611	$—
Affiliated investments (cost $10,004,000 and $–, respectively)	10,006,000	—
Cash	12,849,913	31,282,858
Segregated cash balances with brokers for foreign currency forward contracts	—	4,541,088
Unrealized appreciation on foreign currency forward contracts	1,951,262	7,632
Receivable for dividends from affiliates	7,138	—
Interest receivable	23,591	95,777

Total assets	34,786,515	35,927,355

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	24,943	28,744
Unrealized depreciation on foreign currency forward contracts	6,879	400,006

Total liabilities	31,822	428,750

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	34,754,693	35,498,605

Total liabilities and shareholders’ equity	$34,786,515	$35,927,355

Shares outstanding	1,100,000	1,250,000

Net asset value per share	$31.60	$28.40

Market value per share (Note 2)	$31.62	$28.33

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(29% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.920% due 11/17/2026 †	$10,000,000	$9,948,611

Total short-term U.S. government and agency obligations (cost $9,950,193)		$9,948,611

	Shares
Affiliated Investments
Exchange Traded Fund
(29% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $10,004,000)	100,000	10,006,000

Total Investments in Securities (cost $19,954,193)		$19,954,611

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Euro with UBS AG	10/09/26	216,000	$244,702	$(6,879)

Total Unrealized Depreciation				$(6,879)

Contracts to Sell
Euro with Goldman Sachs International	10/09/26	(29,766,263)	$(33,721,516)	$937,749
Euro with UBS AG	10/09/26	(31,566,199)	(35,760,623)	1,013,513

Total Unrealized Appreciation				$1,951,262

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$217,193	$311,072	$679,214	$962,527
Dividends from affiliates (Note 5)	89,837	—	211,660	—

Total income	307,030	311,072	890,874	962,527

Expenses
Management fee	81,472	81,835	251,529	250,845

Total expenses	81,472	81,835	251,529	250,845

Net investment income (loss)	225,558	229,237	639,345	711,682

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(264,439)	(1,411,883)	619,206	(6,979,829)
Short-term U.S. government and agency obligations	—	—	—	119
Payment from affiliate (Note 5)	3,784	—	9,132	—

Net realized gain (loss)	(260,655)	(1,411,883)	628,338	(6,979,710)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	1,045,807	1,649,460	2,336,757	(1,233,889)
Short-term U.S. government and agency obligations	(1,314)	—	(1,582)	—
Affiliated investments (Note 5)	—	—	2,000	—

Change in net unrealized appreciation (depreciation)	1,044,493	1,649,460	2,337,175	(1,233,889)

Net realized and unrealized gain (loss)	783,838	237,577	2,965,513	(8,213,599)

Net income (loss)	$1,009,396	$466,814	$3,604,858	$(7,501,917)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$35,262,937	$31,567,012	$35,498,605	$41,892,674

Addition of –, 200,000, 500,000 and 550,000 shares, respectively	—	5,827,979	14,516,429	16,228,321
Redemption of 50,000, 150,000, 650,000 and 550,000 shares, respectively	(1,517,640)	(4,236,673)	(18,865,199)	(16,993,946)

Net addition (redemption) of (50,000), 50,000, (150,000) and — shares, respectively	(1,517,640)	1,591,306	(4,348,770)	(765,625)

Net investment income (loss)	225,558	229,237	639,345	711,682
Net realized gain (loss)	(260,655)	(1,411,883)	628,338	(6,979,710)
Change in net unrealized appreciation (depreciation)	1,044,493	1,649,460	2,337,175	(1,233,889)

Net income (loss)	1,009,396	466,814	3,604,858	(7,501,917)

Shareholders’ equity, end of period	$34,754,693	$33,625,132	$34,754,693	$33,625,132

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$3,604,858	$(7,501,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(49,685,209)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	40,000,000	119
Cost of affiliated investments purchased	(10,004,000)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(264,984)	—
Net realized (gain) loss on investments	—	(119)
Change in unrealized (appreciation) depreciation on investments	(2,337,175)	1,233,889
Decrease (Increase) in receivable for dividends from affiliates	(7,138)	—
Decrease (Increase) in interest receivable	72,186	32,149

Increase (Decrease) in payable to Sponsor	(3,801)	(6,425)
Net cash provided by (used in) operating activities	(18,625,263)	(6,242,304)

Cash flow from financing activities
Proceeds from addition of shares	14,516,429	16,228,321
Payment on shares redeemed	(18,865,199)	(16,993,946)

Net cash provided by (used in) financing activities	(4,348,770)	(765,625)

Net increase (decrease) in cash	(22,974,033)	(7,007,929)
Cash, beginning of period	35,823,946	40,638,310

Cash, end of period	$12,849,913	$33,630,381

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $50,827,091 and $–, respectively)	$50,820,203	$—
Affiliated investments (cost $25,010,000 and $–, respectively)	25,015,000	—
Cash	19,993,482	66,655,665
Segregated cash balances with brokers for futures contracts	8,066,393	4,192,800
Segregated cash balances with brokers for swap agreements	—	12,948,365
Unrealized appreciation on swap agreements	3,870,435	—
Receivable on open futures contracts	535,178	155,440
Receivable for dividends from affiliates	24,551	—
Interest receivable	27,810	187,856

Total assets	108,353,052	84,140,126

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,989,343	—
Payable on open futures contracts	109,692	37,235
Payable to Sponsor	67,446	59,481
Unrealized depreciation on swap agreements	—	2,568,196

Total liabilities	5,166,481	2,664,912

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	103,186,571	81,475,214

Total liabilities and shareholders’ equity	$108,353,052	$84,140,126

Shares outstanding (Note 1)	4,136,631	3,136,631

Net asset value per share (Note 1)	$24.94	$25.98

Market value per share (Note 1) (Note 2)	$24.93	$26.15

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(49% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.907% due 10/22/2026 †	$10,000,000	$9,977,644
3.813% due 11/5/2026 †	40,000,000	39,848,528
3.855% due 11/24/2026 †	1,000,000	994,031

Total short-term U.S. government and agency obligations (cost $50,827,091)		$50,820,203

	Shares
Affiliated Investments
Exchange Traded Fund
(24% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $25,010,000)	250,000	25,015,000

Total Investments in Securities (cost $75,837,091)		$75,835,203

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Gold Futures - COMEX, expires December 2026	317	$132,718,390	$2,579,005
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Gold Subindex	0.25%	10/06/26	$(50,727,231)	$2,881,688
Swap agreement with Goldman Sachs International based on Bloomberg Gold Subindex	0.20	10/06/26	(9,007,528)	541,663
Swap agreement with UBS AG based on Bloomberg Gold Subindex	0.25	10/06/26	(13,932,183)	447,084

				$3,870,435

Total Unrealized Appreciation				$3,870,435

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$645,638	$543,256	$1,905,191	$1,468,731
Dividends from affiliates (Note 5)	273,223	—	594,710	—

Total income	918,861	543,256	2,499,901	1,468,731

Expenses
Management fee	247,063	155,211	727,534	411,660
Brokerage commissions	6,207	2,719	18,080	14,541

Total expenses	253,270	157,930	745,614	426,201

Net investment income (loss)	665,591	385,326	1,754,287	1,042,530

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,379,587	(2,131,476)	7,589,917	1,974,272
Swap agreements	(2,575,236)	(7,008,905)	(3,076,704)	(8,711,158)
Affiliated investments (Note 5)	(4,809)	—	(6,265)	—
Payment from affiliate (Note 5)	11,292	—	25,321	—

Net realized gain (loss)	810,834	(9,140,381)	4,532,269	(6,736,886)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(12,420,397)	(2,544,052)	3,434,052	(2,202,656)
Swap agreements	952,124	(5,507,055)	6,438,631	(4,240,639)
Short-term U.S. government and agency obligations	(4,898)	—	(6,888)	—
Affiliated investments (Note 5)	(1,500)	—	5,000	—

Change in net unrealized appreciation (depreciation)	(11,474,671)	(8,051,107)	9,870,795	(6,443,295)

Net realized and unrealized gain (loss)	(10,663,837)	(17,191,488)	14,403,064	(13,180,181)

Net income (loss)	$(9,998,246)	$(16,806,162)	$16,157,351	$(12,137,651)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$111,193,073	$76,838,176	$81,475,214	$16,624,428

Addition of 4,250,000, 1,325,000, 17,300,000 and 8,175,000 shares, respectively (Note 1)	101,834,517	51,416,393	352,885,189	359,391,795
Redemption of 4,250,000, 1,150,000, 16,300,000 and 6,525,034 shares, respectively (Note 1)	(99,842,773)	(48,257,694)	(347,331,183)	(300,687,859)

Net addition (redemption) of –, 175,000, 1,000,000 and 1,649,966 shares, respectively (Note 1)	1,991,744	3,158,699	5,554,006	58,703,936

Net investment income (loss)	665,591	385,326	1,754,287	1,042,530
Net realized gain (loss)	810,834	(9,140,381)	4,532,269	(6,736,886)
Change in net unrealized appreciation (depreciation)	(11,474,671)	(8,051,107)	9,870,795	(6,443,295)

Net income (loss)	(9,998,246)	(16,806,162)	16,157,351	(12,137,651)

Shareholders’ equity, end of period	$103,186,571	$63,190,713	$103,186,571	$63,190,713

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$16,157,351	$(12,137,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(135,024,869)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	85,000,000	—
Cost of affiliated investments purchased	(55,035,000)	—
Proceeds from affiliated investments sold	30,018,735	—
Net amortization and accretion on short-term U.S. government and agency obligations	(802,222)	—
Net realized (gain) loss on investments	6,265	—
Change in unrealized (appreciation) depreciation on investments	(6,436,743)	4,240,639
Decrease (Increase) in receivable on open futures contracts	(379,738)	—
Decrease (Increase) in receivable for dividends from affiliates	(24,551)	—
Decrease (Increase) in interest receivable	160,046	(111,787)
Increase (Decrease) in payable to Sponsor	7,965	32,948
Increase (Decrease) in payable on open futures contracts	72,457	(6,680)

Net cash provided by (used in) operating activities	(66,280,304)	(7,982,531)

Cash flow from financing activities
Proceeds from addition of shares	352,885,189	359,391,795
Payment on shares redeemed	(342,341,840)	(299,850,543)

Net cash provided by (used in) financing activities	10,543,349	59,541,252

Net increase (decrease) in cash	(55,736,955)	51,558,721
Cash, beginning of period	83,796,830	16,519,330

Cash, end of period	$28,059,875	$68,078,051

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $34,732,849 and $–, respectively)	$34,731,986	$—
Affiliated investments (cost $17,010,250 and $–, respectively)	17,010,200	—
Cash	19,433,736	164,887,996
Segregated cash balances with brokers for futures contracts	9,414,984	27,244,750
Segregated cash balances with brokers for swap agreements	—	37,550,350
Unrealized appreciation on swap agreements	7,032,319	—
Receivable from capital shares sold	—	2,129,315
Receivable on open futures contracts	3,864,937	19,170,259
Receivable for dividends from affiliates	8,774	—
Interest receivable	47,932	207,484

Total assets	91,544,868	251,190,154

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	13,901,331	49,772,735
Payable to Sponsor	52,835	74,694
Unrealized depreciation on swap agreements	—	4,320,147

Total liabilities	13,954,166	54,167,576

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	77,590,702	197,022,578

Total liabilities and shareholders’ equity	$91,544,868	$251,190,154

Shares outstanding (Note 1)	2,790,818	3,701,026

Net asset value per share (Note 1)	$27.80	$53.23

Market value per share (Note 1) (Note 2)	$27.67	$53.40

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(45% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.982% due 12/3/2026 †	$25,000,000	$24,825,767
4.111% due 12/22/2026	5,000,000	4,955,011
4.089% due 12/29/2026 †	5,000,000	4,951,208

Total short-term U.S. government and agency obligations (cost $34,732,849)		$34,731,986

	Shares
Affiliated Investments
Exchange Traded Fund
(22% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $17,010,250)	170,000	17,010,200

Total Investments in Securities (cost $51,743,099)		$51,742,186

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
Silver Futures - COMEX, expires December 2026	248	$75,101,840	$5,766,424
Total Return Swap Agreements
^

	Rate Paid (Received) *	Termination Date	Notional Amount at Value **	Unrealized Appreciation (Depreciation)/Value
Swap agreement with Citibank, N.A. based on Bloomberg Silver Subindex	0.25%	10/06/26	$(9,163,110)	$995,116
Swap agreement with Goldman Sachs International based on Bloomberg Silver Subindex	0.75	10/06/26	(30,055,646)	3,177,822
Swap agreement with UBS AG based on Bloomberg Silver Subindex	0.36	10/06/26	(40,923,712)	2,859,381

				$7,032,319

Total Unrealized Appreciation				$7,032,319

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for swap agreements.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
*
Reflects the floating financing rate, as of September 30, 2026, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions. Total Return Swap Agreements payment is due at termination/maturity.

**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$530,092	$202,742	$2,696,029	$607,679
Dividends from affiliates (Note 5)	114,206	—	384,340	—

Total income	644,298	202,742	3,080,369	607,679

Expenses
Management fee	172,851	68,100	1,039,850	202,348
Brokerage commissions	7,512	3,060	49,758	13,179

Total expenses	180,363	71,160	1,089,608	215,527

Net investment income (loss)	463,935	131,582	1,990,761	392,152

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,727,386	(1,886,271)	(22,824,159)	(4,406,449)
Swap agreements	(1,729,775)	(4,960,701)	26,543,120	(8,876,741)
Short-term U.S. government and agency obligations	—	—	67	—
Affiliated investments (Note 5)	(1,521)	—	(1,733)	—
Payment from affiliate (Note 5)	4,887	—	17,188	—

Net realized gain (loss)	3,000,977	(6,846,972)	3,734,483	(13,283,190)

Change in net unrealized appreciation (depreciation) on
Futures contracts	(4,649,386)	(2,013,669)	15,045,275	(1,907,904)
Swap agreements	1,679,439	(4,259,901)	11,352,466	(6,926,267)
Short-term U.S. government and agency obligations	(2,212)	—	(863)	—
Affiliated investments (Note 5)	1,900	—	(50)	—

Change in net unrealized appreciation (depreciation)	(2,970,259)	(6,273,570)	26,396,828	(8,834,171)

Net realized and unrealized gain (loss)	30,718	(13,120,542)	30,131,311	(22,117,361)

Net income (loss)	$494,653	$(12,988,960)	$32,122,072	$(21,725,209)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$91,231,174	$35,410,975	$197,022,578	$23,752,619

Addition of 6,400,000, 210,000, 68,890,000 and 475,000 shares, respectively (Note 1)	160,890,343	40,349,909	1,561,535,692	120,402,312
Redemption of 6,600,000, 150,000, 69,800,208 and 335,000 shares, respectively (Note 1)	(175,025,468)	(32,419,844)	(1,713,089,640)	(92,077,642)

Net addition (redemption) of (200,000), 60,000, (910,208) and 140,000 shares, respectively (Note 1)	(14,135,125)	7,930,065	(151,553,948)	28,324,670

Net investment income (loss)	463,935	131,582	1,990,761	392,152
Net realized gain (loss)	3,000,977	(6,846,972)	3,734,483	(13,283,190)
Change in net unrealized appreciation (depreciation)	(2,970,259)	(6,273,570)	26,396,828	(8,834,171)

Net income (loss)	494,653	(12,988,960)	32,122,072	(21,725,209)

Shareholders’ equity, end of period	$77,590,702	$30,352,080	$77,590,702	$30,352,080

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$32,122,072	$(21,725,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(158,689,564)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	124,976,450	—
Cost of affiliated investments purchased	(155,118,700)	—
Proceeds from affiliated investments sold	138,106,717	—
Net amortization and accretion on short-term U.S. government and agency obligations	(1,019,668)	—
Net realized (gain) loss on investments	1,666	—
Change in unrealized (appreciation) depreciation on investments	(11,351,553)	6,926,267
Decrease (Increase) in receivable on open futures contracts	15,305,322	(277,366)
Decrease (Increase) in receivable for dividends from affiliates	(8,774)	—
Decrease (Increase) in interest receivable	159,552	(7,173)
Increase (Decrease) in payable to Sponsor	(21,859)	1,663
Increase (Decrease) in payable on open futures contracts	—	(9,092)

Net cash provided by (used in) operating activities	(15,538,339)	(15,090,910)

Cash flow from financing activities
Proceeds from addition of shares	1,563,665,007	120,402,312
Payment on shares redeemed	(1,748,961,044)	(90,529,269)

Net cash provided by (used in) financing activities	(185,296,037)	29,873,043

Net increase (decrease) in cash	(200,834,376)	14,782,133
Cash, beginning of period	229,683,096	20,768,601

Cash, end of period	$28,848,720	$35,550,734

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $4,975,097 and $–, respectively)	$4,974,306	$—
Affiliated investments (cost $7,002,800 and $–, respectively)	7,004,200	—
Cash	13,380,376	31,050,946
Segregated cash balances with brokers for foreign currency forward contracts	—	3,552,908
Unrealized appreciation on foreign currency forward contracts	1,444,829	955,069
Receivable for dividends from affiliates	4,996	—
Interest receivable	26,486	97,946

Total assets	26,835,193	35,656,869

Liabilities and shareholders’ equity
Liabilities
Payable to Sponsor	19,738	29,619
Unrealized depreciation on foreign currency forward contracts	30,047	110,834

Total liabilities	49,785	140,453

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	26,785,408	35,516,416

Total liabilities and shareholders’ equity	$26,835,193	$35,656,869

Shares outstanding	497,160	697,160

Net asset value per share	$53.88	$50.94

Market value per share (Note 2)	$53.80	$50.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(19% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.920% due 11/17/2026 †	$5,000,000	$4,974,306

Total short-term U.S. government and agency obligations (cost $4,975,097)		$4,974,306

	Shares
Affiliated Investments
Exchange Traded Fund
(26% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $7,002,800)	70,000	7,004,200

Total Investments in Securities (cost $11,977,897)		$11,978,506

Foreign Currency Forward Contracts
^

	Settlement Date	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Unrealized Appreciation (Depreciation)/ Value
Contracts to Purchase
Yen with Goldman Sachs International	10/09/26	380,552,000	$2,419,122	$(20,249)
Yen with UBS AG	10/09/26	58,192,000	369,919	(9,798)

Total Unrealized Depreciation				$(30,047)

Contracts to Sell
Yen with Goldman Sachs International	10/09/26	(4,257,685,165)	$(27,065,576)	$711,578
Yen with UBS AG	10/09/26	(4,599,594,424)	(29,239,051)	733,251

Total Unrealized Appreciation				$1,444,829

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
†	All or partial amount pledged as collateral for foreign currency forward contracts.
^
The positions and counterparties herein are as of September 30, 2026. The Fund continually evaluates different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$201,145	$252,079	$617,048	$669,840
Dividends from affiliates (Note 5)	62,886	—	148,162	—

Total income	264,031	252,079	765,210	669,840

Expenses
Management fee	70,915	65,061	217,282	172,164

Total expenses	70,915	65,061	217,282	172,164

Net investment income (loss)	193,116	187,018	547,928	497,676

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,124,515)	844,126	325,153	(452,892)
Short-term U.S. government and agency obligations	—	—	—	91
Payment from affiliate (Note 5)	2,648	—	6,392	—

Net realized gain (loss)	(2,121,867)	844,126	331,545	(452,801)

Change in net unrealized appreciation (depreciation) on
Foreign currency forward contracts	506,847	616,122	570,547	(1,899,238)
Short-term U.S. government and agency obligations	(523)	—	(791)	—
Affiliated investments (Note 5)	—	—	1,400	—

Change in net unrealized appreciation (depreciation)	506,324	616,122	571,156	(1,899,238)

Net realized and unrealized gain (loss)	(1,615,543)	1,460,248	902,701	(2,352,039)

Net income (loss)	$(1,422,427)	$1,647,266	$1,450,629	$(1,854,363)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$31,021,297	$20,559,703	$35,516,416	$26,080,295

Addition of 100,000, 500,000, 450,000 and 750,000 shares, respectively	5,570,759	22,025,707	23,860,054	32,873,388
Redemption of 150,000, 350,000, 650,000 and 650,000 shares, respectively	(8,384,221)	(15,423,962)	(34,041,691)	(28,290,606)

Net addition (redemption) of (50,000), 150,000, (200,000) and 100,000 shares, respectively	(2,813,462)	6,601,745	(10,181,637)	4,582,782

Net investment income (loss)	193,116	187,018	547,928	497,676
Net realized gain (loss)	(2,121,867)	844,126	331,545	(452,801)
Change in net unrealized appreciation (depreciation)	506,324	616,122	571,156	(1,899,238)

Net income (loss)	(1,422,427)	1,647,266	1,450,629	(1,854,363)

Shareholders’ equity, end of period	$26,785,408	$28,808,714	$26,785,408	$28,808,714

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$1,450,629	$(1,854,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(39,764,971)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	35,000,000	91
Cost of affiliated investments purchased	(7,002,800)	—
Net amortization and accretion on short-term U.S. government and agency obligations	(210,126)	—
Net realized (gain) loss on investments	—	(91)
Change in unrealized (appreciation) depreciation on investments	(571,156)	1,899,238
Decrease (Increase) in receivable for dividends from affiliates	(4,996)	—
Decrease (Increase) in interest receivable	71,460	(6,584)
Increase (Decrease) in payable to Sponsor	(9,881)	1,815

Net cash provided by (used in) operating activities	(11,041,841)	40,106

Cash flow from financing activities
Proceeds from addition of shares	23,860,054	28,421,003
Payment on shares redeemed	(34,041,691)	(28,290,606)

Net cash provided by (used in) financing activities	(10,181,637)	130,397

Net increase (decrease) in cash	(21,223,478)	170,503
Cash, beginning of period	34,603,854	23,795,096

Cash, end of period	$13,380,376	$23,965,599

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $19,859,051 and $–, respectively)	$19,850,134	$—
Affiliated investments (cost $17,007,550 and $–, respectively)	17,010,200	—
Cash	5,659,429	38,019,261
Segregated cash balances with brokers for futures contracts	7,568,422	6,491,709
Receivable from capital shares sold	323,539	1,143,390
Receivable on open futures contracts	196,669	169,802
Receivable for dividends from affiliates	12,135	—
Interest receivable	69,720	117,024

Total assets	50,690,248	45,941,186

Liabilities and shareholders’ equity
Liabilities
Brokerage commissions and futures account fees payable	2,552	2,156
Payable to Sponsor	79,473	27,972

Total liabilities	82,025	30,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	50,608,223	45,911,058

Total liabilities and shareholders’ equity	$50,690,248	$45,941,186

Shares outstanding	3,912,403	3,012,403

Net asset value per share	$12.94	$15.24

Market value per share (Note 2)	$12.92	$15.27

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(39% of shareholders’ equity)
U.S. Treasury Bills ^^ :
3.799% due 12/8/2026	$20,000,000	$19,850,134

Total short-term U.S. government and agency obligations (cost $19,859,051)		$19,850,134

	Shares
Affiliated Investments
Exchange Traded Fund
(34% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $17,007,550)	170,000	17,010,200

Total Investments in Securities (cost $36,866,601)		$36,860,334

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires January 2027	472	$9,213,912	$(796,570)
VIX Futures - Cboe, expires February 2027	842	16,810,614	(1,528,132)
VIX Futures - Cboe, expires March 2027	842	16,980,362	(605,638)
VIX Futures - Cboe, expires April 2027	371	7,604,535	(41,847)

			$(2,972,187)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
^^	Rates shown represent discount rate at the time of purchase.
See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$454,096	$322,262	$1,110,702	$820,355
Dividends from affiliates (Note 5)	239,897	—	459,680	—
Total income	693,993	322,262	1,570,382	820,355

Expenses
Management fee	186,507	74,709	428,115	188,230
Brokerage commissions	90,600	10,101	113,194	28,555
Futures account fees	10,729	4,599	20,252	9,723

Total expenses	287,836	89,409	561,561	226,508

Net investment income (loss)	406,157	232,853	1,008,821	593,847

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,569,838)	(1,349,262)	(13,170,385)	4,084,920
Short-term U.S. government and agency obligations	(5,010)	—	(5,010)	84
Affiliated investments (Note 5)	966	—	4,363	—
Payment from affiliate (Note 5)	10,473	—	20,224	—

Net realized gain (loss)	(12,563,409)	(1,349,262)	(13,150,808)	4,085,004

Change in net unrealized appreciation (depreciation) on
Futures contracts	629,452	(1,372,511)	(936,638)	(1,583,444)
Short-term U.S. government and agency obligations	(8,617)	—	(8,917)	—
Affiliated investments (Note 5)	(350)	—	2,650	—

Change in net unrealized appreciation (depreciation)	620,485	(1,372,511)	(942,905)	(1,583,444)

Net realized and unrealized gain (loss)	(11,942,924)	(2,721,773)	(14,093,713)	2,501,560

Net income (loss)	$(11,536,767)	$(2,488,920)	$(13,084,892)	$3,095,407

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$40,291,991	$21,537,610	$45,911,058	$28,111,210

Addition of 10,850,000, 1,600,000, 12,550,000 and 2,925,000 shares, respectively	154,501,175	26,715,374	180,637,131	47,261,354
Redemption of 9,750,000, 75,000, 11,650,000 and 2,050,000 shares, respectively	(132,648,176)	(1,241,417)	(162,855,074)	(33,945,324)

Net addition (redemption) of 1,100,000, 1,525,000, 900,000 and 875,000 shares, respectively	21,852,999	25,473,957	17,782,057	13,316,030

Net investment income (loss)	406,157	232,853	1,008,821	593,847
Net realized gain (loss)	(12,563,409)	(1,349,262)	(13,150,808)	4,085,004
Change in net unrealized appreciation (depreciation)	620,485	(1,372,511)	(942,905)	(1,583,444)

Net income (loss)	(11,536,767)	(2,488,920)	(13,084,892)	3,095,407

Shareholders’ equity, end of period	$50,608,223	$44,522,647	$50,608,223	$44,522,647

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(13,084,892)	$3,095,407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,398,337)	—
Proceeds from sales or maturities of short-term U.S. government and agency obligations	49,846,817	84
Cost of affiliated investments purchased	(60,037,750)	—
Proceeds from affiliated investments sold	43,034,563	—
Net amortization and accretion on short-term U.S. government and agency obligations	(312,541)	—
Net realized (gain) loss on investments	647	(84)
Change in unrealized (appreciation) depreciation on investments	6,267	—
Decrease (Increase) in receivable on open futures contracts	(26,867)	557
Decrease (Increase) in receivable for dividends from affiliates	(12,135)	—
Decrease (Increase) in interest receivable	47,304	(28,167)
Increase (Decrease) in payable to Sponsor	51,501	9,434
Increase (Decrease) in brokerage commissions and futures account fees payable	396	45
Increase (Decrease) in payable on open futures contracts	—	23,543

Net cash provided by (used in) operating activities	(49,885,027)	3,100,819

Cash flow from financing activities
Proceeds from addition of shares	181,456,982	47,261,354
Payment on shares redeemed	(162,855,074)	(33,945,324)

Net cash provided by (used in) financing activities	18,601,908	13,316,030

Net increase (decrease) in cash	(31,283,119)	16,416,849
Cash, beginning of period	44,510,970	28,081,839

Cash, end of period	$13,227,851	$44,498,688

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $– and $84,730,287, respectively)	$—	$84,751,266
Affiliated investments (cost $70,043,750 and $–, respectively)	70,042,000	—
Cash	53,620,232	40,959,182
Segregated cash balances with brokers for futures contracts	90,206,059	100,111,309
Receivable from capital shares sold	842,782	—
Receivable on open futures contracts	6,410,704	5,340,338
Receivable for dividends from affiliates	49,966	—
Interest receivable	313,455	301,483

Total assets	221,485,198	231,463,578

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,857,756
Brokerage commissions and futures account fees payable	14,956	19,394
Payable to Sponsor	80,940	121,692

Total liabilities	95,896	3,998,842

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	221,389,302	227,464,736

Total liabilities and shareholders’ equity	$221,485,198	$231,463,578

Shares outstanding	13,141,252	8,841,252

Net asset value per share	$16.85	$25.73

Market value per share (Note 2)	$16.94	$25.64

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026
(unaudited)

Shares
Affiliated Investments
Exchange Traded Fund
(32% of shareholders’ equity)
Pro S hares Genius Money Market ETF 3.71% (a)(b) (cost $70,043,750)	700,000	70,042,000

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)/Value
VIX Futures - Cboe, expires October 2026	6,840	$122,217,804	$(4,546,255)
VIX Futures - Cboe, expires November 2026	5,375	99,185,950	(511,406)

			$(5,057,661)

(a)	Affiliated company as defined under the Investment Company Act of 1940.
(b)	Represents 7-day effective yield as of September 30, 2026.
See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$873,939	$2,597,119	$3,280,490	$5,348,650
Dividends from affiliates (Note 5)	607,730	—	1,366,368	—

Total income	1,481,669	2,597,119	4,646,858	5,348,650

Expenses
Management fee	448,448	628,098	1,385,156	1,280,780
Brokerage commissions	57,457	160,166	247,102	448,329
Futures account fees	47,274	61,987	131,033	150,648

Total expenses	553,179	850,251	1,763,291	1,879,757

Net investment income (loss)	928,490	1,746,868	2,883,567	3,468,893

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(60,811,038)	(109,920,952)	(93,671,381)	(33,147,346)
Short-term U.S. government and agency obligations	(2)	100	3	727
Affiliated investments (Note 5)	—	—	(559)	—
Payment from affiliate (Note 5)	25,485	—	58,520	—

Net realized gain (loss)	(60,785,555)	(109,920,852)	(93,613,417)	(33,146,619)

Change in net unrealized appreciation (depreciation) on
Futures contracts	12,026,299	(1,519,372)	16,510,602	(16,054,412)
Short-term U.S. government and agency obligations	—	6,935	(20,979)	127
Affiliated investments (Note 5)	(3,500)	—	(1,750)	—

Change in net unrealized appreciation (depreciation)	12,022,799	(1,512,437)	16,487,873	(16,054,285)

Net realized and unrealized gain (loss)	(48,762,756)	(111,433,289)	(77,125,544)	(49,200,904)

Net income (loss)	$(47,834,266)	$(109,686,421)	$(74,241,977)	$(45,732,011)

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$198,647,261	$164,541,842	$227,464,736	$133,641,615

Addition of 4,500,000, 7,000,000, 12,150,000 and 14,225,000 shares, respectively	84,780,565	284,674,514	294,074,258	617,353,813
Redemption of 700,000, 275,000, 7,850,000 and 6,950,000 shares, respectively	(14,204,258)	(9,945,453)	(225,907,715)	(375,678,935)

Net addition (redemption) of 3,800,000, 6,725,000, 4,300,000 and 7,275,000 shares, respectively	70,576,307	274,729,061	68,166,543	241,674,878

Net investment income (loss)	928,490	1,746,868	2,883,567	3,468,893
Net realized gain (loss)	(60,785,555)	(109,920,852)	(93,613,417)	(33,146,619)
Change in net unrealized appreciation (depreciation)	12,022,799	(1,512,437)	16,487,873	(16,054,285)

Net income (loss)	(47,834,266)	(109,686,421)	(74,241,977)	(45,732,011)

Shareholders’ equity, end of period	$221,389,302	$329,584,482	$221,389,302	$329,584,482

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(74,241,977)	$(45,732,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(69,739,496)	(397,638,916)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	155,000,000	294,724,927
Cost of affiliated investments purchased	(115,076,500)	—
Proceeds from affiliated investments sold	45,032,191	—
Net amortization and accretion on short-term U.S. government and agency obligations	(530,214)	(1,681,061)
Net realized (gain) loss on investments	556	(727)
Change in unrealized (appreciation) depreciation on investments	22,729	(127)
Decrease (Increase) in receivable on open futures contracts	(1,070,366)	(4,648)
Decrease (Increase) in receivable for dividends from affiliates	(49,966)	—
Decrease (Increase) in interest receivable	(11,972)	(305,694)
Increase (Decrease) in payable to Sponsor	(40,752)	64,517
Increase (Decrease) in brokerage commissions and futures account fees payable	(4,438)	16,840
Increase (Decrease) in payable on open futures contracts	—	1,712,496

Net cash provided by (used in) operating activities	(60,710,205)	(148,844,404)

Cash flow from financing activities
Proceeds from addition of shares	293,231,476	617,353,813
Payment on shares redeemed	(229,765,471)	(375,678,935)

Net cash provided by (used in) financing activities	63,466,005	241,674,878

Net increase (decrease) in cash	2,755,800	92,830,474
Cash, beginning of period	141,070,491	105,874,804

Cash, end of period	$143,826,291	$198,705,278

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Short-term U.S. government and agency obligations (Note 3) (cost $2,082,433,377 and $2,258,570,523, respectively)	$2,082,020,522	$2,259,034,978
Affiliated investments (cost $1,673,046,775 and –, respectively)	1,673,003,200	—
Cash	448,403,891	2,000,384,525
Segregated cash balances with brokers for futures contracts	961,680,841	1,057,966,488
Segregated cash balances with brokers for foreign currency forward contracts	—	14,672,676
Segregated cash balances with brokers for swap agreements	—	177,725,284
Unrealized appreciation on swap agreements	31,463,097	342,589,713
Unrealized appreciation on foreign currency forward contracts	3,428,618	1,026,581
Receivable from capital shares sold	56,134,071	141,593,234
Receivable on open futures contracts	31,069,080	62,341,509
Receivable for dividends from affiliates	1,204,079	—
Interest receivable	3,075,155	5,605,894

Total assets	5,291,482,554	6,062,940,882

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	28,575,754	80,016,715
Payable on open futures contracts	44,517,341	234,805,824
Brokerage commissions and futures account fees payable	66,722	87,843
Payable to Sponsor	3,864,563	4,227,029
Unrealized depreciation on swap agreements	197,635,446	18,039,464
Unrealized depreciation on foreign currency forward contracts	2,087,049	1,694,678

Total liabilities	276,746,875	338,871,553

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,014,735,679	5,724,069,329

Total liabilities and shareholders’ equity	$5,291,482,554	$6,062,940,882

Shares outstanding (Note 1 )	164,461,975	108,548,066

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$27,997,405	$35,035,517	$100,746,829	$97,594,828
Dividends from affiliates (Note 5)	13,224,977	—	34,744,315	—

Total income	41,222,382	35,035,517	135,491,144	97,594,828

Expenses
Management fee	11,732,708	9,646,879	41,647,857	25,738,122
Brokerage commissions	1,501,992	2,069,590	5,827,214	6,222,172
Futures account fees	193,282	376,767	611,105	926,217

Total expenses	13,427,982	12,093,236	48,086,176	32,886,511

Net investment income (loss)	27,794,400	22,942,281	87,404,968	64,708,317

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(257,300,474)	(479,137,704)	(480,276,486)	34,173,246
Swap agreements	92,849,608	138,642,579	225,259,275	281,439,795
Foreign currency forward contracts	49,743	(3,619,358)	(1,274,633)	(6,636,327)
Short-term U.S. government and agency obligations	(8,142)	1,963	(3,060)	(7,238)
Affiliated investments (Note 5)	(74,069)	—	112,111	—
Payment from affiliate (Note 5)	554,143	—	1,503,678	—

Net realized gain (loss)	(163,929,191)	(344,112,520)	(254,679,115)	308,969,476

Change in net unrealized appreciation (depreciation) on
Futures contracts	(345,435,249)	262,020,671	(485,629,619)	157,783,445
Swap agreements	62,940,300	134,779,200	(490,722,598)	142,856,909
Foreign currency forward contracts	611,223	409,398	2,009,666	573,006
Short-term U.S. government and agency obligations	(382,638)	73,421	(877,310)	(52,204)
Affiliated investments (Note 5)	(214,555)	—	(43,575)	—

Change in net unrealized appreciation (depreciation)	(282,480,919)	397,282,690	(975,263,436)	301,161,156

Net realized and unrealized gain (loss)	(446,410,110)	53,170,170	(1,229,942,551)	610,130,632

Net income (loss)	$(418,615,710)	$76,112,451	$(1,142,537,583)	$674,838,949

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholders’ equity, beginning of period	$4,564,826,984	$3,651,955,802	$5,724,069,329	$3,025,133,601

Addition of 123,250,000, 58,167,500, 493,627,500 and 226,847,500 shares, respectively (Note 1)	3,239,216,660	2,984,794,086	15,995,046,670	10,372,706,221
Redemption of 80,650,000, 47,025,000, 437,713,591 and 204,015,034 shares, respectively (Note 1)	(2,370,692,255)	(2,192,313,261)	(15,561,842,737)	(9,552,129,693)

Net addition (redemption) of 42,600,000, 11,142,500, 55,913,909 and 22,832,466 shares, respectively (Note 1)	868,524,405	792,480,825	433,203,933	820,576,528

Net investment income (loss)	27,794,400	22,942,281	87,404,968	64,708,317
Net realized gain (loss)	(163,929,191)	(344,112,520)	(254,679,115)	308,969,476
Change in net unrealized appreciation (depreciation)	(282,480,919)	397,282,690	(975,263,436)	301,161,156

Net income (loss)	(418,615,710)	76,112,451	(1,142,537,583)	674,838,949

Shareholders’ equity, end of period	$5,014,735,679	$4,520,549,078	$5,014,735,679	$4,520,549,078

See accompanying notes to financial statements.

PROSHARES TRUST II
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income (loss)	$(1,142,537,583)	$674,838,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term U.S. government and agency obligations	(10,793,801,191)	(9,425,920,779)
Proceeds from sales or maturities of short-term U.S. government and agency obligations	11,027,565,102	7,699,905,958
Cost of affiliated investments purchased	(4,125,960,030)	—
Proceeds from affiliated investments sold	2,453,025,366	—
Net amortization and accretion on short-term U.S. government and agency obligations	(57,629,825)	(43,119,066)
Net realized (gain) loss on investments	(109,051)	7,238
Change in unrealized (appreciation) depreciation on investments	489,633,817	(143,377,711)
Decrease (Increase) in receivable on futures contracts	31,272,429	(8,442,923)
Decrease (Increase) in receivable for dividends from affiliates	(1,204,079)	—
Decrease (Increase) in interest receivable	2,530,739	(871,727)
Increase (Decrease) in payable to Sponsor	(362,466)	704,942
Increase (Decrease) in brokerage commissions and futures account fees payable	(21,121)	69,673
Increase (Decrease) in payable on futures contracts	(190,288,483)	(24,656,047)

Net cash provided by (used in) operating activities	(2,307,886,376)	(1,270,861,493)

Cash flow from financing activities
Proceeds from addition of shares	16,080,505,833	10,358,557,248
Payment on shares redeemed	(15,613,283,698)	(9,504,436,970)

Net cash provided by (used in) financing activities	467,222,135	854,120,278

Net increase (decrease) in cash	(1,840,664,241)	(416,741,215)
Cash, beginning of period	3,250,748,973	2,577,444,038

Cash, end of period	$1,410,084,732	$2,160,702,823

See accompanying notes to financial statements.

PROSHARES TRUST II
NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
NOTE 1 - ORGANIZATION
ProShares Trust II (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2026, the following sixteen series of the Trust have commenced investment operations: (i) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (ii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund, other than the Matching VIX Funds and the Geared VIX Funds, are listed on the NYSE Arca, Inc. (“NYSE Arca”). The Matching VIX Funds and the Geared VIX Funds are listed on the Cboe BZX Exchange (“Cboe BZX”). The Leveraged Funds and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.
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
Share Splits and Reverse Share Splits
The table below includes forward and reverse Share splits for the Funds during the nine months ended September 30, 2026, and during the year ended December 31, 2025. The ticker symbols for these Funds did not change, and each Fund continues to trade on its primary listing exchange, as applicable.

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
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.
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

Statements of Cash Flows
The cash amounts shown in the Statements of Cash Flows are the amounts reported as cash in the Statements of Financial Condition dated September 30, 2026 and 2025, and represents cash, segregated cash balances with brokers for futures contracts, segregated cash with brokers for swap agreements and segregated cash with brokers for foreign currency forward agreements but does not include short-term investments.
Final Net Asset Value for Fiscal Period
The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2026 were typically as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
Fund	Cut-off*	Time	Calculation Date
Ultra Silver and UltraShort Silver	1:00 p.m.	1:25 p.m.	September 30, 2026
Ultra Gold and UltraShort Gold	1:00 p.m.	1:30 p.m.	September 30, 2026
Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30, 2026
Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2026
UltraShort Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	September 30, 2026
UltraShort Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	September 30, 2026
Ultra Euro, Ultra Yen, Ultrashort Euro	3:00 p.m.	4:00 p.m.	September 30, 2026
and Ultrashort Yen
Short VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2026
Ultra VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2026
VIX Mid-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2026
VIX Short-Term Futures ETF	2:00 p.m.	4:00 p.m.	September 30, 2026

*
Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2026.

Market value per Share is determined at the close of the applicable primary listing exchange and may be later than when the Funds’ NAV per Share is calculated.
For financial reporting purposes, the Funds value investment transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the nine months ended September 30, 2026.
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

The following table summarizes the valuation of investments at September 30, 2026 using the fair value hierarchy:

	Level I - Quoted Prices			Level II - Other Significant Observable Inputs
Fund	Short-Term U.S. Government and Agencies	Exchange Traded Fund	Futures Contracts*	Foreign Currency Forward Contracts	Swap Agreements	Total
ProShares Short VIX Short-Term Futures ETF	$34,615,563	$80,048,000	$4,188,300	$—	$—	$118,851,863
ProShares Ultra Bloomberg Crude Oil	194,641,150	150,090,000	23,448,352	—	20,560,343	388,739,845
ProShares Ultra Bloomberg Natural Gas	89,452,524	105,063,000	1,639,103	—	—	196,154,627
ProShares Ultra Euro	994,861	—	—	(239,509)	—	755,352
ProShares Ultra Gold	480,074,490	270,162,000	(7,282,618)	—	(45,754,601)	697,199,271
ProShares Ultra Silver	776,259,931	470,282,000	(74,689,684)	—	(151,880,845)	1,019,971,402
ProShares Ultra VIX Short-Term Futures ETF	—	60,036,000	(9,405,575)	—	—	50,630,425
ProShares Ultra Yen	5,961,855	11,006,600	—	(1,778,087)	—	15,190,368
ProShares UltraShort Bloomberg Crude Oil	359,781,904	350,210,000	(114,401,624)	—	—	595,590,280
ProShares UltraShort Bloomberg Natural Gas	19,913,004	30,018,000	3,171,625	–	—	53,102,629
ProShares UltraShort Euro	9,948,611	10,006,000	—	1,944,383	—	21,898,994
ProShares UltraShort Gold	50,820,203	25,015,000	2,579,005	—	3,870,435	82,284,643
ProShares UltraShort Silver	34,731,986	17,010,200	5,766,424	—	7,032,319	64,540,929
ProShares UltraShort Yen	4,974,306	7,004,200	—	1,414,782	—	13,393,288
ProShares VIX Mid-Term Futures ETF	19,850,134	17,010,200	(2,972,187)	—	—	33,888,147
ProShares VIX Short-Term Futures ETF	—	70,042,000	(5,057,661)	—	—	64,984,339

Combined Trust:	$2,082,020,522	$1,673,003,200	$(173,016,540)	$1,341,569	$(166,172,349)	$3,417,176,402

*
Includes cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

There were no transfers into or out of Level 3 for the period ended September 30, 2026.

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
As of September 30, 2026 and December 31, 2025, the Funds did not have any open repurchase agreements.
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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference Index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2026 contractually terminate within one month but may be terminated without penalty by either party at any time. Upon termination, the Fund is obligated to pay or receive the “unrealized appreciation or depreciation” amount.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of a bankruptcy of a counterparty, such Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2026, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.
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
Fair Value of Derivative Instruments as of September 30, 2026

		Asset Derivatives			Liability Derivatives
Derivatives Not Accounted for as Hedging Instruments	Fund	Statements of Financial Condition Location	Unrealized Appreciation		Statements of Financial Condition Location	Unrealized Depreciation
VIX Futures Contracts		Receivable on open futures contracts			Payable on open futures contracts
	ProShares Short VIX Short-Term Futures ETF		$4,188,300	*		$—
	ProShares Ultra VIX Short-Term Futures ETF		—			9,405,575	*
	ProShares VIX Mid-Term Futures ETF		—			2,972,187	*
	ProShares VIX Short-Term Futures ETF		—			5,057,661	*
Commodities Contracts		Receivables on open futures contracts and/or unrealized appreciation on swap agreements			Payable on open futures contracts and/or unrealized depreciation on swap agreements
	ProShares Ultra Bloomberg Crude Oil		44,008,695	*		—
	ProShares Ultra Bloomberg Natural Gas		1,639,103	*		—
	ProShares Ultra Gold		—			53,037,219	*
	ProShares Ultra Silver		—			226,570,529	*
	ProShares UltraShort Bloomberg Crude Oil		—			114,401,624	*
	ProShares UltraShort Bloomberg Natural Gas		3,171,625	*		–
	ProShares UltraShort Gold		6,449,440	*		–
	ProShares UltraShort Silver		12,798,743	*		–
Foreign Exchange Contracts		Unrealized appreciation on foreign currency forward contracts			Unrealized depreciation on foreign currency forward contracts
	ProShares Ultra Euro		17,406			256,915
	ProShares Ultra Yen		15,121			1,793,208
	ProShares UltraShort Euro		1,951,262			6,879
	ProShares UltraShort Yen		1,444,829			30,047

		Combined Trust:	$75,684,524	*		$413,531,844	*

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

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2026

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$31,821,527	$(7,742,929)
		ProShares Ultra VIX Short-Term Futures ETF	(124,811,616)	23,482,042
		ProShares VIX Mid-Term Futures ETF	(12,569,838)	629,452
		ProShares VIX Short-Term Futures ETF	(60,811,038)	12,026,299
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	76,627,866	122,960,322
		ProShares Ultra Bloomberg Natural Gas	(83,043,320)	(3,239,715)
		ProShares Ultra Gold	(15,501,937)	22,927,803
		ProShares Ultra Silver	(164,325)	(42,265,260)
		ProShares UltraShort Bloomberg Crude Oil	(15,644,446)	(399,428,747)
		ProShares UltraShort Bloomberg Natural Gas	35,844,299	2,594,004
		ProShares UltraShort Gold	804,351	(11,468,273)
		ProShares UltraShort Silver	2,997,611	(2,969,947)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	18,626	(113,669)
		ProShares Ultra Yen	2,420,071	(827,762)
		ProShares UltraShort Euro	(264,439)	1,045,807
		ProShares UltraShort Yen	(2,124,515)	506,847

		Combined Trust	$(164,401,123)	$(281,883,726)

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2026

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$45,512,783	$(11,511,297)
		ProShares Ultra VIX Short-Term Futures ETF	(241,305,627)	46,669,587
		ProShares VIX Mid-Term Futures ETF	(13,170,385)	(936,638)
		ProShares VIX Short-Term Futures ETF	(93,671,381)	16,510,602
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	445,128,099	58,848,923
		ProShares Ultra Bloomberg Natural Gas	(68,060,555)	133,735,975
		ProShares Ultra Gold	(23,685,370)	(119,011,953)
		ProShares Ultra Silver	(253,230,747)	(959,729,186)
		ProShares UltraShort Bloomberg Crude Oil	(345,955,257)	(126,426,742)
		ProShares UltraShort Bloomberg Natural Gas	285,189,055	(50,771,912)
		ProShares UltraShort Gold	4,513,213	9,872,683
		ProShares UltraShort Silver	3,718,961	26,397,741
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	(206,158)	(302,199)
		ProShares Ultra Yen	(2,012,834)	(595,439)
		ProShares UltraShort Euro	619,206	2,336,757
		ProShares UltraShort Yen	325,153	570,547

		Combined Trust:	$(256,291,844)	$(974,342,551)

The Effect of Derivative Instruments on the Statement of Operations
For the three months ended September 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$46,614,443	$(3,678,476)
		ProShares Ultra VIX Short-Term Futures ETF	(410,233,402)	19,280,389
		ProShares VIX Mid-Term Futures ETF	(1,349,262)	(1,372,511)
		ProShares VIX Short-Term Futures ETF	(109,920,952)	(1,519,372)
Commodities Contracts	Net realized gain (loss) on futures contracts and/or swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and/or swap agreements
		ProShares Ultra Bloomberg Crude Oil	15,487,274	(7,013,761)
		ProShares Ultra Bloomberg Natural Gas	(163,780,916)	28,718,499
		ProShares Ultra Gold	38,694,044	144,525,613
		ProShares Ultra Silver	138,583,518	263,001,662
		ProShares UltraShort Bloomberg Crude Oil	4,631,229	(3,727,299)
		ProShares UltraShort Bloomberg Natural Gas	116,766,252	(27,090,196)
		ProShares UltraShort Gold	(9,140,381)	(8,051,107)
		ProShares UltraShort Silver	(6,846,972)	(6,273,570)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	220,691	(434,179)
		ProShares Ultra Yen	(3,272,292)	(1,422,005)
		ProShares UltraShort Euro	(1,411,883)	1,649,460
		ProShares UltraShort Yen	844,126	616,122

		Combined Trust	$(344,114,483)	$397,209,269

The Effect of Derivative Instruments on the Statement of Operations
For the nine months ended September 30, 2025

Derivatives Not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Fund	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation (depreciation) on futures contracts
		ProShares Short VIX Short-Term Futures ETF	$28,979,595	$9,722,617
		ProShares Ultra VIX Short-Term Futures ETF	(254,266,766)	(50,072,369)
		ProShares VIX Mid-Term Futures ETF	4,084,920	(1,583,444)
		ProShares VIX Short-Term Futures ETF	(33,147,346)	(16,054,412)
Commodities Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation (depreciation) on futures contracts and swap agreements
		ProShares Ultra Bloomberg Crude Oil	2,411,929	(48,787,295)
		ProShares Ultra Bloomberg Natural Gas	46,482,203	(98,288,406)
		ProShares Ultra Gold	183,280,669	139,115,507
		ProShares Ultra Silver	292,493,148	328,814,784
		ProShares UltraShort Bloomberg Crude Oil	45,775,241	13,784,081
		ProShares UltraShort Bloomberg Natural Gas	19,539,524	39,266,757
		ProShares UltraShort Gold	(6,736,886)	(6,443,295)
		ProShares UltraShort Silver	(13,283,190)	(8,834,171)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation (depreciation) on foreign currency forward contracts
		ProShares Ultra Euro	997,841	176,469
		ProShares Ultra Yen	(201,447)	3,529,664
		ProShares UltraShort Euro	(6,979,829)	(1,233,889)
		ProShares UltraShort Yen	(452,892)	(1,899,238)

		Combined Trust:	$308,976,714	$301,213,360

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
For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2026.

Fair Values of Derivative Instruments as of September 30, 2026

	Assets			Liabilities
Fund	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares Ultra Bloomberg Crude Oil
Swap agreements	$20,560,343	$—	$20,560,343	$—	$—	$—
ProShares Ultra Euro
Foreign currency forward contracts	17,406	—	17,406	256,915	—	256,915
ProShares Ultra Gold
Swap agreements	—	—	—	45,754,601	—	45,754,601
ProShares Ultra Silver
Swap agreements	—	—	—	151,880,845	—	151,880,845
ProShares Ultra Yen
Foreign currency forward contracts	15,121	—	15,121	1,793,208	—	1,793,208
ProShares UltraShort Euro
Foreign currency forward contracts	1,951,262	—	1,951,262	6,879	—	6,879
ProShares UltraShort Gold
Swap agreements	3,870,435	—	3,870,435	—	—	—
ProShares UltraShort Silver
Swap agreements	7,032,319	—	7,032,319	—	—	—
ProShares UltraShort Yen
Foreign currency forward contracts	1,444,829	—	1,444,829	30,047	—	30,047
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2026. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of September 30, 2026
Fund	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares Ultra Bloomberg Crude Oil
Citibank, N.A.	$131,896	$—	$—	$131,896
Goldman Sachs International	8,511,381	(6,727,262)	—	1,784,119
Societe Generale	10,815,589	(8,495,793)	—	2,319,796
UBS AG	1,101,477	(723,768)	—	377,709
ProShares Ultra Euro
Goldman Sachs International	(117,014)	117,014	—	—
UBS AG	(122,495)	122,495	—	—
ProShares Ultra Gold
Citibank, N.A.	(29,921,757)	29,921,757	—	—
Goldman Sachs International	(5,810,324)	5,810,324	—	—
UBS AG	(10,022,520)	10,022,520	—	—
ProShares Ultra Silver
Citibank, N.A.	(84,402,040)	84,402,040	—	—
Goldman Sachs International	(18,528,996)	18,528,996	—	—
UBS AG	(48,949,809)	48,949,809	—	—
ProShares Ultra Yen
Goldman Sachs International	(946,871)	946,871	—	—
UBS AG	(831,216)	831,216	—	—
ProShares UltraShort Euro
Goldman Sachs International	937,749	(795,181)	—	142,568
UBS AG	1,006,634	–	—	1,006,634
ProShares UltraShort Gold
Citibank, N.A.	2,881,688	(2,881,688)	—	—
Goldman Sachs International	541,663	(541,663)	—	—
UBS AG	447,084	(292,228)	—	154,856
ProShares UltraShort Silver
Citibank, N.A.	995,116	—	—	995,116
Goldman Sachs International	3,177,822	(2,946,337)	—	231,485
UBS AG	2,859,381	(2,484,924)	—	374,457
ProShares UltraShort Yen
Goldman Sachs International	691,329	(691,329)	—	—
UBS AG	723,453	(723,453)	—	—

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

NOTE 5 – INVESTMENTS IN AFFILIATES
Certain Funds may invest a portion of their cash balances in the ProShares GENIUS Money Market ETF (the “Affiliated Fund”), an affiliated exchange-traded fund for purposes of Section 2(a)(3) of the Investment Company Act of 1940. The Affiliated Fund is used primarily for cash management and liquidity. Income from the Affiliated Fund is presented as “Dividends from affiliates” in the Statements of Operations, with any related receivable included in “Receivable for dividends from affiliates” in the Statements of Financial Condition. The Sponsor has reimbursed the costs for acquired fund fees and expenses related to management fees associated with each Fund’s investment in the Affiliated Fund. These reimbursements are included in Payment from Affiliate on the Statements of Operations. The following table summarizes each Fund’s investment activity in the Affiliated Fund for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
ProShares Short VIX Short-Term Futures ETF	$75,045,000	$15,019,500	$(10,007,294)	$(1,500)	$(7,706)	$80,048,000	$683,839
ProShares Ultra Bloomberg Crude Oil	70,049,000	80,064,870	—	(23,870)	—	150,090,000	1,013,826
ProShares Ultra Bloomberg Natural Gas	100,070,000	40,032,660	(35,020,278)	(3,290)	(16,092)	105,063,000	1,141,454
ProShares Ultra Gold	180,126,000	150,132,500	(60,032,513)	(21,500)	(42,487)	270,162,000	2,231,057
ProShares Ultra Silver	280,196,000	410,367,570	(220,211,444)	(103,540)	33,414	470,282,000	3,480,937
ProShares Ultra VIX Short-Term Futures ETF	50,030,000	35,029,000	(25,017,985)	(500)	(4,515)	60,036,000	501,569
ProShares Ultra Yen	11,006,600	—	—	—	—	11,006,600	98,820
ProShares UltraShort Bloomberg Crude Oil	300,210,000	150,152,750	(100,070,438)	(49,405)	(32,907)	350,210,000	2,355,038
ProShares UltraShort Bloomberg Natural Gas	45,031,500	5,006,500	(20,014,088)	(7,500)	1,588	30,018,000	330,658
ProShares UltraShort Euro	10,006,000	—	—	—	—	10,006,000	89,837
ProShares UltraShort Gold	30,021,000	10,009,500	(15,009,191)	(1,500)	(4,809)	25,015,000	273,223
ProShares UltraShort Silver	20,014,000	15,008,750	(18,012,929)	1,900	(1,521)	17,010,200	114,206
ProShares UltraShort Yen	7,004,200	—	—	—	—	7,004,200	62,886
ProShares VIX Mid-Term Futures ETF	15,009,000	40,029,750	(38,029,166)	(350)	966	17,010,200	239,897
ProShares VIX Short-Term Futures ETF	65,039,000	5,006,500	—	(3,500)	—	70,042,000	607,730

ProShares Trust II:	$1,258,857,300	$955,859,850	$(541,425,326)	$(214,555)	$(74,069)	$1,673,003,200	$13,224,977

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
ProShares Short VIX Short-Term Futures ETF	$—	$100,070,000	$(20,016,294)	$(3,000)	$(2,706)	$80,048,000	$1,474,492
ProShares Ultra Bloomberg Crude Oil	—	330,269,330	(180,127,232)	(2,870)	(49,228)	150,090,000	2,817,321
ProShares Ultra Bloomberg Natural Gas	—	180,136,160	(75,046,866)	17,210	(43,504)	105,063,000	2,619,625
ProShares Ultra Gold	—	670,374,650	(400,327,415)	32,500	82,265	270,162,000	6,209,424
ProShares Ultra Silver	—	1,410,949,820	(940,845,743)	(19,540)	197,463	470,282,000	9,454,690
ProShares Ultra VIX Short-Term Futures ETF	—	260,192,000	(200,164,208)	9,500	(1,292)	60,036,000	1,599,662
ProShares Ultra Yen	—	16,006,400	(5,003,897)	2,200	1,897	11,006,600	273,255
ProShares UltraShort Bloomberg Crude Oil	—	610,624,420	(260,215,139)	(94,825)	(104,456)	350,210,000	6,055,936
ProShares UltraShort Bloomberg Natural Gas	—	145,062,500	(115,086,366)	6,000	35,866	30,018,000	1,074,990
ProShares UltraShort Euro	—	10,004,000	—	2,000	—	10,006,000	211,660
ProShares UltraShort Gold	—	55,035,000	(30,018,735)	5,000	(6,265)	25,015,000	594,710
ProShares UltraShort Silver	—	155,118,700	(138,106,717)	(50)	(1,733)	17,010,200	384,340
ProShares UltraShort Yen	—	7,002,800	—	1,400	—	7,004,200	148,162
ProShares VIX Mid-Term Futures ETF	—	60,037,750	(43,034,563)	2,650	4,363	17,010,200	459,680
ProShares VIX Short-Term Futures ETF	—	115,076,500	(45,032,191)	(1,750)	(559)	70,042,000	1,366,368

ProShares Trust II:	$—	$4,125,960,030	$(2,453,025,366)	$(43,575)	$112,111	$1,673,003,200	$34,744,315

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

Transaction fees incurred during the three and nine months ended September 30, 2026 which are included in the Addition and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

	Three Months Ended	Nine Months Ended
Fund	September 30, 2026	September 30, 2026
ProShares Short VIX Short-Term Futures ETF	$28,297	$67,470
ProShares Ultra Bloomberg Crude Oil	—	—
ProShares Ultra Bloomberg Natural Gas	—	—
ProShares Ultra Euro	—	—
ProShares Ultra Gold	—	—
ProShares Ultra Silver	—	—
ProShares Ultra VIX Short-Term Futures ETF	90,658	784,532
ProShares Ultra Yen	—	—
ProShares UltraShort Bloomberg Crude Oil	—	—
ProShares UltraShort Bloomberg Natural Gas	—	—
ProShares UltraShort Euro	—	—
ProShares UltraShort Gold	—	—
ProShares UltraShort Silver	—	—
ProShares UltraShort Yen	—	—
ProShares VIX Mid-Term Futures ETF	86,211	103,120
ProShares VIX Short-Term Futures ETF	46,906	214,511

Combined Trust:	$252,072	$1,169,633

NOTE 7 – FINANCIAL HIGHLIGHTS
Selected data for a Share outstanding throughout the three months ended September 30, 2026
For the Three Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2026	$57.27	$32.52	$27.67	$12.37	$44.05	$68.65
Net investment income (loss)	0.26	0.25	0.09	0.08	0.33	0.50
Net realized and unrealized gain (loss)#	6.28	20.54	(8.02)	(0.31)	1.31	(2.53)
Change in net asset value from operations	6.54	20.79	(7.93)	(0.23)	1.64	(2.03)
Net asset value, at September 30, 2026	$63.81	$53.31	$19.74	$12.14	$45.69	$66.62
Market value per share, at June 30, 2026†	$57.26	$32.95	$27.44	$12.36	$43.87	$68.01
Market value per share, at September 30, 2026†	$63.78	$53.39	$19.63	$12.13	$45.73	$66.90
Total Return, at net asset value^	11.4%	63.9%	(28.7)%	(1.9)%	3.7%	(3.0)%
Total Return, at market value^	11.4%	62.0%	(28.5)%	(1.9)%	4.2%	(1.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.17%	1.00%	1.28%	0.95%	0.96%	0.96%
Net investment income gain (loss)	1.71%	2.32%	1.80%	2.61%	2.63%	2.63%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Yen	UltraShort Bloomberg Crude Oil*	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold
Net asset value, at June 30, 2026	$24.81	$17.33	$35.48	$22.46	$30.66	$26.88
Net investment income (loss)	0.03	0.12	0.13	0.13	0.20	0.16
Net realized and unrealized gain (loss)#	(7.66)	0.84	(15.74)	5.48	0.74	(2.10)
Change in net asset value from operations	(7.63)	0.96	(15.61)	5.61	0.94	(1.94)
Net asset value, at September 30, 2026	$17.18	$18.29	$19.87	$28.07	$31.60	$24.94
Market value per share, at June 30, 2026 †	$24.89	$17.38	$35.02	$22.65	$30.62	$26.98
Market value per share, at September 30, 2026 †	$17.27	$18.26	$19.85	$28.24	$31.62	$24.93
Total Return, at net asset value^	(30.8)%	5.5%	(44.0)%	25.0%	3.0%	(7.2)%
Total Return, at market value^	(30.6)%	5.1%	(43.3)%	24.7%	3.3%	(7.6)%
Ratios to Average Net Assets**
Expense ratio^^	1.77%	0.95%	1.07%	1.30%	0.95%	0.97%
Net investment income gain (loss)	0.66%	2.64%	2.15%	1.86%	2.63%	2.56%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	UltraShort Silver	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2026	$30.50	$56.70	$14.33	$21.27
Net investment income (loss)	0.17	0.36	0.06	0.08
Net realized and unrealized gain (loss)#	(2.87)	(3.18)	(1.45)	(4.50)
Change in net asset value from operations	(2.70)	(2.82)	(1.39)	(4.42)
Net asset value, at September 30, 2026	$27.80	$53.88	$12.94	$16.85
Market value per share, at June 30, 2026 †	$30.79	$56.62	$14.35	$21.29
Market value per share, at September 30, 2026 †	$27.67	$53.80	$12.92	$16.94
Total Return, at net asset value^	(8.9)%	(5.0)%	(9.7)%	(20.8)%
Total Return, at market value^	(10.1)%	(5.0)%	(10.0)%	(20.4)%
Ratios to Average Net Assets**
Expense ratio^^	0.99%	0.95%	1.31%	1.05%
Net investment income gain (loss)	2.55%	2.59%	1.85%	1.76%

**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected data for a Share outstanding throughout the three months ended September 30, 2025
For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2025	$42.62	$22.49	$92.69	$13.40	$34.40	$47.07
Net investment income (loss)	0.28	0.10	0.36	0.09	0.28	0.34
Net realized and unrealized gain (loss)#	8.12	(0.21)	(34.03)	(0.27)	11.04	28.25
Change in net asset value from operations	8.40	(0.11)	(33.67)	(0.18)	11.32	28.59
Net asset value, at September 30, 2025	$51.02	$22.38	$59.02	$13.22	$45.72	$75.66
Market value per share, at June 30, 2025 †	$42.60	$22.41	$92.16	$13.37	$34.66	$47.49
Market value per share, at September 30, 2025 †	$50.94	$22.48	$59.98	$13.21	$46.06	$76.24
Total Return, at net asset value^	19.7%	(0.5)%	(36.3)%	(1.3)%	32.9%	60.7%
Total Return, at market value^	19.6%	0.3%	(34.9)%	(1.2)%	32.9%	60.5%
Ratios to Average Net Assets**
Expense ratio^^	1.18%	1.00%	1.35%	0.95%	0.96%	0.97%
Net investment income gain (loss)	2.41%	1.62%	2.24%	2.73%	2.93%	2.41%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at June 30, 2025	$93.47	$23.32	$72.10	$25.44	$27.45	$44.89
Net investment income (loss)	0.24	0.15	0.47	0.20	0.19	0.25
Net realized and unrealized gain (loss)#	(41.52)	(1.71)	(2.58)	9.72	0.38	(11.65)
Change in net asset value from operations	(41.28)	(1.56)	(2.11)	9.92	0.57	(11.40)
Net asset value, at September 30, 2025	$52.19	$21.76	$69.99	$35.36	$28.02	$33.49
Market value per share, at June 30, 2025 †	$93.75	$23.23	$72.24	$25.61	$27.48	$44.52
Market value per share, at September 30, 2025 †	$52.20	$21.76	$69.68	$34.79	$28.01	$33.28
Total Return, at net asset value^	(44.1)%	(6.7)%	(2.9)%	39.0%	2.1%	(25.4)%
Total Return, at market value^	(44.3)%	(6.3)%	(3.5)%	35.8%	1.9%	(25.2)%
Ratios to Average Net Assets**
Expense ratio^^	1.68%	0.95%	1.09%	1.31%	0.95%	0.97%
Net investment income gain (loss)	1.39%	2.74%	2.72%	2.53%	2.66%	2.36%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Three Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen	VIX Mid- Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at June 30, 2025	$260.33	$41.35	$16.73	$46.79
Net investment income (loss)	1.00	0.30	0.11	0.22
Net realized and unrealized gain (loss)#	(106.49)	2.87	(1.01)	(14.83)
Change in net asset value from operations	(105.49)	3.17	(0.90)	(14.61)
Net asset value, at September 30, 2025	$154.84	$44.52	$15.83	$32.18
Market value per share, at June 30, 2025 †	$258.10	$41.38	$16.76	$46.88
Market value per share, at September 30, 2025 †	$153.70	$44.58	$15.82	$32.30
Total Return, at net asset value^	(40.5)%	7.7%	(5.4)%	(31.2)%
Total Return, at market value^	(40.5)%	7.7%	(5.6)%	(31.1)%
Ratios to Average Net Assets**
Expense ratio^^	0.99%	0.95%	1.02%	1.15%
Net investment income gain (loss)	1.84%	2.73%	2.65%	2.36%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

S
elected Data for a Share Outstanding Throughout the nine months Ended September 30, 2026
For the Nine Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2025	$55.48	$19.30	$45.10	$13.17	$55.91	$155.95
Net investment income (loss)	0.70	0.52	0.34	0.23	1.05	1.84
Net realized and unrealized gain (loss)#	7.63	33.49	(25.70)	(1.26)	(11.27)	(91.17)
Change in net asset value from operations	8.33	34.01	(25.36)	(1.03)	(10.22)	(89.33)
Net asset value, at September 30, 2026	$63.81	$53.31	$19.74	$12.14	$45.69	$66.62
Market value per share, at December 31, 2025 †	$55.38	$19.32	$45.80	$13.16	$55.52	$155.12
Market value per share, at September 30, 2026 †	$63.78	$53.39	$19.63	$12.13	$45.73	$66.90
Total Return, at net asset value^	15.0%	176.2%	(56.2)%	(7.8)%	(18.3)%	(57.3)%
Total Return, at market value^	15.2%	176.3%	(57.1)%	(7.8)%	(17.6)%	(56.9)%
Ratios to Average Net Assets**
Expense ratio^^	1.16%	1.02%	1.36%	0.95%	0.96%	0.97%
Net investment income gain (loss)	1.70%	1.97%	1.66%	2.36%	2.40%	2.11%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2025	$35.86	$19.08	$78.56	$35.79	$28.40	$25.98
Net investment income (loss)	0.18	0.33	0.44	0.24	0.53	0.37
Net realized and unrealized gain (loss)#	(18.86)	(1.12)	(59.13)	(7.96)	2.67	(1.41)
Change in net asset value from operations	(18.68)	(0.79)	(58.69)	(7.72)	3.20	(1.04)
Net asset value, at September 30, 2026	$17.18	$18.29	$19.87	$28.07	$31.60	$24.94
Market value per share, at December 31, 2025 †	$35.93	$19.06	$78.44	$35.27	$28.33	$26.15
Market value per share, at September 30, 2026 †	$17.27	$18.26	$19.85	$28.24	$31.62	$24.93
Total Return, at net asset value^	(52.1)%	(4.1)%	(74.7)%	(21.6)%	11.3%	(4.0)%
Total Return, at market value^	(51.9)%	(4.2)%	(74.7)%	(19.9)%	11.6%	(4.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.74%	0.95%	1.10%	1.55%	0.95%	0.97%
Net investment income gain (loss)	0.80%	2.39%	2.07%	1.41%	2.41%	2.29%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2026 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short- Term Futures ETF
Net asset value, at December 31, 2025	$53.23	$50.94	$15.24	$25.73
Net investment income (loss)	0.33	0.96	0.22	0.31
Net realized and unrealized gain (loss)#	(25.76)	1.98	(2.52)	(9.19)
Change in net asset value from operations	(25.43)	2.94	(2.30)	(8.88)
Net asset value, at September 30, 2026	$27.80	$53.88	$12.94	$16.85
Market value per share, at December 31, 2025 †	$53.40	$50.90	$15.27	$25.64
Market value per share, at September 30, 2026 †	$27.67	$53.80	$12.92	$16.94
Total Return, at net asset value^	(47.8)%	5.8%	(15.1)%	(34.5)%
Total Return, at market value^	(48.2)%	5.7%	(15.4)%	(33.9)%
Ratios to Average Net Assets**
Expense ratio^^	1.00%	0.95%	1.11%	1.08%
Net investment income gain (loss)	1.82%	2.40%	2.00%	1.77%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2026.
^^	The expense ratio would be 0.95%, 0.95%, 0.85% and 0.85%, respectively, if brokerage commissions and futures account fees were excluded.

Selected Data for a Share Outstanding Throughout the nine months Ended September 30, 2025
For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Short VIX Short-Term Futures ETF	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas *	Ultra Euro	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2024	$50.03	$27.49	$109.67	$10.46	$23.36	$33.56
Net investment income (loss)	0.79	0.38	1.50	0.25	0.77	0.93
Net realized and unrealized gain (loss)#	0.20	(5.49)	(52.15)	2.51	21.59	41.17
Change in net asset value from operations	0.99	(5.11)	(50.65)	2.76	22.36	42.10
Net asset value, at September 30, 2025	$51.02	$22.38	$59.02	$13.22	$45.72	$75.66
Market value per share, at December 31, 2024 †	$50.06	$27.50	$111.64	$10.45	$23.37	$33.67
Market value per share, at September 30, 2025 †	$50.94	$22.48	$59.98	$13.21	$46.06	$76.24
Total Return, at net asset value^	2.0%	(18.6)%	(46.2)%	26.4%	95.7%	125.4%
Total Return, at market value^	1.8%	(18.3)%	(46.3)%	26.4%	97.1%	126.4%
Ratios to Average Net Assets**
Expense ratio^^	1.19%	1.00%	1.42%	0.95%	0.97%	0.98%
Net investment income gain (loss)	2.42%	2.11%	2.28%	2.70%	3.04%	2.68%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF *	Ultra Yen	UltraShort Bloomberg Crude Oil *	UltraShort Bloomberg Natural Gas	UltraShort Euro	UltraShort Gold *
Net asset value, at December 31, 2024	$103.86	$20.23	$67.73	$43.61	$34.91	$70.22
Net investment income (loss)	0.82	0.45	1.42	0.46	0.61	0.82
Net realized and unrealized gain (loss)#	(52.49)	1.08	0.84	(8.71)	(7.50)	(37.55)
Change in net asset value from operations	(51.67)	1.53	2.26	(8.25)	(6.89)	(36.73)
Net asset value, at September 30, 2025	$52.19	$21.76	$69.99	$35.36	$28.02	$33.49
Market value per share, at December 31, 2024 †	$103.60	$20.35	$67.68	$42.74	$34.92	$70.32
Market value per share, at September 30, 2025 †	$52.20	$21.76	$69.68	$34.79	$28.01	$33.28
Total Return, at net asset value^	(49.7)%	7.6%	3.4%	(18.9)%	(19.7)%	(52.3)%
Total Return, at market value^	(49.6)%	6.9%	3.0%	(18.6)%	(19.8)%	(52.7)%
Ratios to Average Net Assets**
Expense ratio^^	1.79%	0.95%	1.10%	1.43%	0.95%	0.98%
Net investment income gain (loss)	1.30%	2.69%	2.71%	2.42%	2.70%	2.41%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
#
The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

†	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2025.
^^	The expense ratio would be 0.95%, 0.95%, 0.95%, 0.95%, 0.95% and 0.95%, respectively, if brokerage commissions and futures account fees were excluded.

For the Nine Months Ended September 30, 2025 (unaudited)

Per Share Operating Performance	UltraShort Silver *	UltraShort Yen	VIX Mid-Term Futures ETF	VIX Short-Term Futures ETF
Net asset value, at December 31, 2024	$423.96	$47.66	$14.51	$45.05
Net investment income (loss)	3.77	0.89	0.32	0.73
Net realized and unrealized gain (loss)#	(272.89)	(4.03)	1.00	(13.60)
Change in net asset value from operations	(269.12)	(3.14)	1.32	(12.87)
Net asset value, at September 30, 2025	$154.84	$44.52	$15.83	$32.18
Market value per share, at December 31, 2024 †	$420.00	$46.68	$14.46	$45.02
Market value per share, at September 30, 2025 †	$153.70	$44.58	$15.82	$32.30
Total Return, at net asset value^	(63.5)%	(6.6)%	9.1%	(28.6)%
Total Return, at market value^	(63.4)%	(4.5)%	9.4%	(28.3)%
Ratios to Average Net Assets**
Expense ratio^^	1.01%	0.95%	1.02%	1.25%
Net investment income gain (loss)	1.84%	2.75%	2.68%	2.30%

*	See Note 1 of these Notes to Financial Statements.
**	Percentages are annualized.
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
NOTE 9 – SUBSEQUENT EVENTS
On November 3, 2026, the Trust announced a reverse share split (“reverse split”) on ProShares VIX Mid-Term Futures ETF (ticker symbol “VIXM”). The reverse split will not change the value of a shareholder’s investment. ProShares VIX Mid-Term Futures ETF will execute a 1 for 2 reverse split of its shares. The reverse split will be effective prior to market open on November 19, 2026, when the Fund begins trading at its post-reverse split price. The ticker symbol for the Fund will not change, but the Fund will be issued a new CUSIP number (74347Y649).
The reverse split will increase the price per share of the Fund with a proportionate decrease in the number of shares outstanding. Specifically, every two pre-reverse split shares held by a Fund shareholder will result in the receipt of one post-split share, which will be priced two times higher than the net asset value of a pre-reverse split share.
For shareholders who hold quantities of shares that are not an exact multiple of the applicable reverse split ratio (i.e., not a multiple of 2), the reverse split will result in the creation of a fractional share. Post-reverse split fractional shares will be redeemed for cash and sent to the shareholder’s broker of record. This redemption may cause some shareholders to realize gains or losses, which could be a taxable event for those shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project,” “seek” or the negative of these terms or other comparable terminology. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Funds’ control. The Funds’ forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties \in the markets for financial instruments that the Funds trade, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Sponsor, the Funds, and the Funds’ service providers, and in the broader economy may cause the Funds’ actual results to differ materially from those expressed in forward-looking statements. These forward-looking statements are based on information currently available to the Sponsor and are subject to a number of risks, uncertainties and other factors, both known, such as those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2026, and unknown, that could cause the actual results, performance, prospects or opportunities of the Funds to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause results to differ from those expressed in the forward-looking statements include those described in the aforementioned filings and in other SEC filings by the Funds, as well as the following: risks and uncertainty related to geopolitical conflict, world health crises and the global economic markets; risks associated with a rising rate environment; risks associated with regulatory and exchange daily price limits, position limits and accountability levels; and risks related to market competition. None of the Trust, the Sponsor, the Trustee, or the Administrator assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor, the Trustee, or the Administrator is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

* See Note 1 of the Notes to Financial Statements in Item 15 of part IV in this Annual Report on Form 10-K.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short term fixed-income or similar securities (such as shares of money market funds, exchange traded funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements, futures, and/or forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2026 and 2025, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2026	Interest Income Three Months Ended September 30, 2025	Interest Income Nine Months Ended September 30, 2026	Interest Income Nine Months Ended September 30, 2025
ProShares Short VIX Short-Term Futures ETF	$1,049,382	$2,269,580	$3,354,106	$8,090,223
ProShares Ultra Bloomberg Crude Oil	2,417,380	2,538,935	6,968,587	9,284,651
ProShares Ultra Bloomberg Natural Gas	1,840,450	4,121,370	6,633,133	9,102,000
ProShares Ultra Euro	39,432	72,530	133,619	186,574
ProShares Ultra Gold	4,804,384	5,843,146	18,121,680	14,701,668
ProShares Ultra Silver	8,859,381	6,938,402	34,959,382	19,053,657
ProShares Ultra VIX Short-Term Futures ETF	1,180,887	5,292,243	4,893,838	10,984,632
ProShares Ultra Yen	190,991	541,875	710,883	1,650,309
ProShares UltraShort Bloomberg Crude Oil	4,107,443	1,262,490	11,473,335	4,373,667
ProShares UltraShort Bloomberg Natural Gas	585,572	1,926,416	3,209,592	10,289,665
ProShares UltraShort Euro	217,193	311,072	679,214	962,527
ProShares UltraShort Gold	645,638	543,256	1,905,191	1,468,731
ProShares UltraShort Silver	530,092	202,742	2,696,029	607,679
ProShares UltraShort Yen	201,145	252,079	617,048	669,840
ProShares VIX Mid-Term Futures ETF	454,096	322,262	1,110,702	820,355
ProShares VIX Short-Term Futures ETF	873,939	2,597,119	3,280,490	5,348,650

During the three and nine months ended September 30, 2026 and September 30, 2025, each of the Funds earned dividend income from affiliated investments as follows:

Fund	Dividend Income Three Months Ended September 30, 2026	Dividend Income Three Months Ended September 30, 2025	Dividend Income Nine Months Ended September 30, 2026	Dividend Income Nine Months Ended September 30, 2025
ProShares Short VIX Short-Term Futures ETF	$683,839	$—	$1,474,492	$—
ProShares Ultra Bloomberg Crude Oil	1,013,826	—	2,817,321	—
ProShares Ultra Bloomberg Natural Gas	1,141,454	—	2,619,625	—
ProShares Ultra Gold	2,231,057	—	6,209,424	—
ProShares Ultra Silver	3,480,937	—	9,454,690	—
ProShares Ultra VIX Short-Term Futures ETF	501,569	—	1,599,662	—
ProShares Ultra Yen	98,820	—	273,255	—
ProShares UltraShort Bloomberg Crude Oil	2,355,038	—	6,055,936	—
ProShares UltraShort Bloomberg Natural Gas	330,658	—	1,074,990	—
ProShares UltraShort Euro	89,837	—	211,660	—
ProShares UltraShort Gold	273,223	—	594,710	—
ProShares UltraShort Silver	114,206	—	384,340	—
ProShares UltraShort Yen	62,886	—	148,162	—
ProShares VIX Mid-Term Futures ETF	239,897	—	459,680	—
ProShares VIX Short-Term Futures ETF	607,730	—	1,366,368	—

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 4, 2026, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value investments based upon the closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the period ended September 30, 2026.

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

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$221,547,242	$279,925,400
NAV end of period	$259,623,334	$243,299,521
Percentage change in NAV	17.2%	(13.1)%
Shares outstanding beginning of period	3,868,614	6,568,614
Shares outstanding end of period	4,068,614	4,768,614
Percentage change in shares outstanding	5.2%	(27.4)%
Shares created	900,000	—
Shares redeemed	700,000	1,800,000
Per share NAV beginning of period	$57.27	$42.62
Per share NAV end of period	$63.81	$51.02
Percentage change in per share NAV	11.4%	19.7%
Percentage change in benchmark	(20.3)%	(30.9)%
Benchmark annualized volatility	37.7%	38.8%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV also resulted in part from an increase from 3,868,614 outstanding Shares at June 30, 2026 to 4,068,614 outstanding Shares at September 30, 2026. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,568,614 outstanding Shares at June 30, 2025 to 4,768,614 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to one-half the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.4% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 19.7% for the three months ended September 30, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 20.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 30.9% for the three months ended September 30, 2025, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$1,031,458	$1,524,470
Management fee	571,633	601,947
Brokerage commission	113,170	125,536
Futures account fees	16,960	17,627
Net realized gain (loss)	31,842,349	46,614,593
Change in net unrealized appreciation (depreciation)	(7,759,704)	(3,676,998)
Net Income (loss)	$25,114,103	$44,462,065

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser decrease in the value of futures prices during the three months ended September 30, 2026.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$311,964,113	$420,493,513
NAV end of period	$399,443,701	$359,079,095
Percentage change in NAV	28.0%	(14.6)%
Shares outstanding beginning of period	9,593,096	18,693,096
Shares outstanding end of period	7,493,096	16,043,096
Percentage change in shares outstanding	(21.9)%	(14.2)%
Shares created	4,500,000	4,250,000
Shares redeemed	6,600,000	6,900,000
Per share NAV beginning of period	$32.52	$22.49
Per share NAV end of period	$53.31	$22.38
Percentage change in per share NAV	63.9%	(0.5)%
Percentage change in benchmark	29.2%	0.2%
Benchmark annualized volatility	30.1%	21.0%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 9,593,096 outstanding Shares at June 30, 2026 to 7,493,096 outstanding Shares at September 30, 2026. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 18,693,096 outstanding Shares at June 30, 2025 to 16,043,096 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 63.9% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 0.5% for the three months ended September 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 29.2% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 0.2% for the three months ended September 30, 2025, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$2,401,819	$1,571,960
Management fee	981,858	919,884
Brokerage commission	47,529	47,091
Net realized gain (loss)	76,673,299	15,487,461
Change in net unrealized appreciation (depreciation)	122,898,540	(7,007,743)
Net Income (loss)	$201,973,658	$10,051,678

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended September 30, 2026.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$307,407,986	$334,757,794
NAV end of period	$346,631,228	$542,210,220
Percentage change in NAV	12.8%	62.0%
Shares outstanding beginning of period	11,111,144	3,611,524
Shares outstanding end of period	17,561,144	9,186,524
Percentage change in shares outstanding	58.0%	154.4%
Shares created	24,500,000	14,100,000
Shares redeemed	18,050,000	8,525,000
Per share NAV beginning of period	$27.67	$92.69
Per share NAV end of period	$19.74	$59.02
Percentage change in per share NAV	(28.7)%	(36.3)%
Percentage change in benchmark	(13.6)%	(18.2)%
Benchmark annualized volatility	34.8%	36.1%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 11,111,144 outstanding Shares at June 30, 2026 to 17,561,144 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,611,524 outstanding Shares at June 30, 2025 to 9,186,524 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.7% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 36.3% for the three months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 13.6% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 18.2% for the three months ended September 30, 2025, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$1,743,985	$2,571,611
Management fee	920,126	1,088,659
Brokerage commission	292,001	411,698
Futures account fees	25,792	49,402
Net realized gain (loss)	(83,014,989)	(163,780,730)
Change in net unrealized appreciation (depreciation)	(3,269,727)	28,737,488
Net Income (loss)	$(84,540,731)	$(132,471,631)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser decrease in the value of Henry Hub Natural Gas during the three months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$4,949,960	$8,708,069
NAV end of period	$3,642,351	$7,272,104
Percentage change in NAV	(26.4)%	(16.5)%
Shares outstanding beginning of period	400,000	650,000
Shares outstanding end of period	300,000	550,000
Percentage change in shares outstanding	(25.0)%	(15.4)%
Shares created	—	—
Shares redeemed	100,000	100,000
Per share NAV beginning of period	$12.37	$13.40
Per share NAV end of period	$12.14	$13.22
Percentage change in per share NAV	(1.9)%	(1.3)%
Percentage change in benchmark	(0.9)%	(0.3)%
Benchmark annualized volatility	4.4%	8.6%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,000 outstanding Shares at June 30, 2026 to 300,000 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 650,000 outstanding Shares at June 30, 2025 to 550,000 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.9% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 1.3% for the three months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 0.9% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 0.3% for the three months ended September 30, 2025, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$28,915	$53,812
Management fee	10,517	18,718
Net realized gain (loss)	18,626	220,691
Change in net unrealized appreciation (depreciation)	(113,773)	(434,179)
Net Income (loss)	$(66,232)	$(159,676)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a greater decrease in the value of the euro versus the U.S. dollar, in conjunction with timing of shareholder activity, during the three months ended September 30, 2026.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$640,891,713	$485,005,243
NAV end of period	$769,890,605	$809,280,918
Percentage change in NAV	20.1%	66.9%
Shares outstanding beginning of period	14,550,000	14,100,000
Shares outstanding end of period	16,850,000	17,700,000
Percentage change in shares outstanding	15.8%	25.5%
Shares created	6,500,000	7,000,000
Shares redeemed	4,200,000	3,400,000
Per share NAV beginning of period	$44.05	$34.40
Per share NAV end of period	$45.69	$45.72
Percentage change in per share NAV	3.7%	32.9%
Percentage change in benchmark	3.2%	16.4%
Benchmark annualized volatility	22.2%	13.7%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 14,550,000 outstanding Shares at June 30, 2026 to 16,850,000 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 14,100,000 outstanding Shares at June 30, 2025 to 17,700,000 outstanding Shares at September 30, 2025..

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.7% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 32.9% for the three months ended September 30, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 3.2% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 16.4% for the three months ended September 30, 2025, can be attributed to a lesser increase in the value of gold futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$5,157,534	$4,397,620
Management fee	1,861,184	1,426,882
Brokerage commission	16,723	18,644
Net realized gain (loss)	(15,451,559)	38,694,419
Change in net unrealized appreciation (depreciation)	22,799,469	144,544,484
Net Income (loss)	$12,505,444	$187,636,523

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser increase in the value of futures prices during the three months ended September 30, 2026.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$1,269,873,944	$708,196,011
NAV end of period	$1,272,238,626	$1,047,679,297
Percentage change in NAV	0.2%	47.9%
Shares outstanding beginning of period	18,496,526	15,046,526
Shares outstanding end of period	19,096,526	13,846,526
Percentage change in shares outstanding	3.2%	(8.0)%
Shares created	4,950,000	4,700,000
Shares redeemed	4,350,000	5,900,000
Per share NAV beginning of period	$68.65	$47.07
Per share NAV end of period	$66.62	$75.66
Percentage change in per share NAV	(3.0)%	60.7%
Percentage change in benchmark	0.9%	28.6%
Benchmark annualized volatility	36.4%	22.3%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 18,496,526 outstanding Shares at June 30, 2026 to 19,096,526 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV also resulted in part from the timing of shareholder activity, which was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 15,046,526 outstanding Shares at June 30, 2025 to 13,846,526 outstanding Shares at September 30, 2025.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 60.7% for the three months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 0.9% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 28.6% for the three months ended September 30, 2025, can be attributed to a lesser increase in the value of silver futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$9,028,846	$4,938,126
Management fee	3,265,182	1,949,744
Brokerage commission	46,290	50,532
Net realized gain (loss)	13,846	138,583,885
Change in net unrealized appreciation (depreciation)	(42,460,493)	263,016,530
Net Income (loss)	$(33,417,801)	$406,538,541

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser increase in the value of futures prices during the three months ended September 30, 2026.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$247,336,088	$579,408,908
NAV end of period	$273,429,766	$648,094,422
Percentage change in NAV	10.5%	11.9%
Shares outstanding beginning of period	9,967,347	6,198,729
Shares outstanding end of period	15,917,347	12,418,729
Percentage change in shares outstanding	59.7%	100.3%
Shares created	9,900,000	9,870,000
Shares redeemed	3,950,000	3,650,000
Per share NAV beginning of period	$24.81	$93.47
Per share NAV end of period	$17.18	$52.19
Percentage change in per share NAV	(30.8)%	(44.1)%
Percentage change in benchmark	(20.3)%	(30.9)%
Benchmark annualized volatility	37.7%	38.8%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 9,967,347 outstanding Shares at June 30, 2026 to 15,917,347 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 6,198,729 outstanding Shares at June 30, 2025 to 12,418,729 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.8% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 44.1% for the three months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 20.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 30.9% for the three months ended September 30, 2025, can be attributed to a lesser decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$459,451	$2,399,298
Management fee	657,247	1,636,145
Brokerage commission	480,863	1,025,774
Futures account fees	84,895	231,026
Net realized gain (loss)	(124,795,008)	(410,232,837)
Change in net unrealized appreciation (depreciation)	23,481,542	19,286,761
Net Income (loss)	$(100,854,015)	$(388,546,778)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser decrease in the value of futures prices, during the three months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$31,186,126	$66,461,439
NAV end of period	$30,185,996	$53,309,336
Percentage change in NAV	(3.2)%	(19.8)%
Shares outstanding beginning of period	1,799,970	2,849,970
Shares outstanding end of period	1,649,970	2,449,970
Percentage change in shares outstanding	(8.3)%	(14.0)%
Shares created	50,000	—
Shares redeemed	200,000	400,000
Per share NAV beginning of period	$17.33	$23.32
Per share NAV end of period	$18.29	$21.76
Percentage change in per share NAV	5.5%	(6.7)%
Percentage change in benchmark	3.3%	(2.6)%
Benchmark annualized volatility	9.9%	10.9%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,799,970 outstanding Shares at June 30, 2026 to 1,649,970 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,849,970 outstanding Shares at June 30, 2025 to 2,449,970 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.5% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 6.7% for the three months ended September 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 3.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 2.6% for the three months ended September 30, 2025, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$213,072	$402,393
Management fee	76,739	139,482
Net realized gain (loss)	2,424,234	(3,272,292)
Change in net unrealized appreciation (depreciation)	(828,256)	(1,422,005)
Net Income (loss)	$1,809,050	$(4,291,904)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2026.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$882,038,817	$135,277,470
NAV end of period	$1,029,282,472	$121,702,439
Percentage change in NAV	16.7%	(10.0)%
Shares outstanding beginning of period	24,863,302	1,876,305
Shares outstanding end of period	51,813,302	1,738,805
Percentage change in shares outstanding	108.4%	(7.3)%
Shares created	39,450,000	1,362,500
Shares redeemed	12,500,000	1,500,000
Per share NAV beginning of period	$35.48	$72.10
Per share NAV end of period	$19.87	$69.99
Percentage change in per share NAV	(44.0)%	(2.9)%
Percentage change in benchmark	29.2%	0.2%
Benchmark annualized volatility	30.1%	21.0%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 24,863,302 outstanding Shares at June 30, 2026 to 51,813,302 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,876,305 outstanding Shares at June 30, 2025 to 1,738,805 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.0% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 2.9% for the three months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 29.2% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 0.2% for the three months ended September 30, 2025, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$4,307,716	$900,999
Management fee	1,905,454	315,179
Brokerage commission	249,311	46,312
Net realized gain (loss)	(15,580,125)	4,631,229
Change in net unrealized appreciation (depreciation)	(399,560,008)	(3,727,668)
Net Income (loss)	$(410,832,417)	$1,804,560

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a greater increase in the value of WTI Crude Oil during the three months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$139,983,262	$283,266,637
NAV end of period	$116,052,701	$158,537,958
Percentage change in NAV	(17.1)%	(44.0)%
Shares outstanding beginning of period	6,233,712	11,133,712
Shares outstanding end of period	4,133,712	4,483,712
Percentage change in shares outstanding	(33.7)%	(59.7)%
Shares created	6,400,000	6,050,000
Shares redeemed	8,500,000	12,700,000
Per share NAV beginning of period	$22.46	$25.44
Per share NAV end of period	$28.07	$35.36
Percentage change in per share NAV	25.0%	39.0%
Percentage change in benchmark	(13.6)%	(18.2)%
Benchmark annualized volatility	34.8%	36.1%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,233,712 outstanding Shares at June 30, 2026 to 4,133,712 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 11,133,712 outstanding Shares at June 30, 2025 to 4,483,712 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.0% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 39.0% for the three months ended September 30, 2025, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 13.6% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 18.2% for the three months ended September 30, 2025, can be attributed to a lesser decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$538,757	$1,269,108
Management fee	275,512	477,225
Brokerage commission	94,329	167,957
Futures account fees	7,632	12,126
Net realized gain (loss)	35,859,811	116,766,285
Change in net unrealized appreciation (depreciation)	2,582,320	(27,089,937)
Net Income (loss)	$38,980,888	$90,945,456

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser decrease in the value of Henry Hub Natural Gas, in conjunction with the timing of shareholder activity, during the three months ended September 30, 2026.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$35,262,937	$31,567,012
NAV end of period	$34,754,693	$33,625,132
Percentage change in NAV	(1.4)%	6.5%
Shares outstanding beginning of period	1,150,000	1,150,000
Shares outstanding end of period	1,100,000	1,200,000
Percentage change in shares outstanding	(4.3)%	4.3%
Shares created	—	200,000
Shares redeemed	50,000	150,000
Per share NAV beginning of period	$30.66	$27.45
Per share NAV end of period	$31.60	$28.02
Percentage change in per share NAV	3.0%	2.1%
Percentage change in benchmark	(0.9)%	(0.3)%
Benchmark annualized volatility	4.4%	8.6%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,150,000 outstanding Shares at June 30, 2026 to 1,100,000 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,150,000 outstanding Shares at June 30, 2025 to 1,200,000 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.0% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 2.1% for the three months ended September 30, 2025, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 0.9% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 0.3% for the three months ended September 30, 2025, can be attributed to a greater decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$225,558	$229,237
Management fee	81,472	81,835
Net realized gain (loss)	(260,655)	(1,411,883)
Change in net unrealized appreciation (depreciation)	1,044,493	1,649,460
Net Income (loss)	$1,009,396	$466,814

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a greater decrease in the value of the euro versus the U.S. dollar during the three months ended September 30, 2026.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$111,193,073	$76,838,176
NAV end of period	$103,186,571	$63,190,713
Percentage change in NAV	(7.2)%	(17.8)%
Shares outstanding beginning of period	4,136,631	1,711,711
Shares outstanding end of period	4,136,631	1,886,711
Percentage change in shares outstanding	—%	10.2%
Shares created	4,250,000	1,325,000
Shares redeemed	4,250,000	1,150,000
Per share NAV beginning of period	$26.88	$44.89
Per share NAV end of period	$24.94	$33.49
Percentage change in per share NAV	(7.2)%	(25.4)%
Percentage change in benchmark	3.2%	16.4%
Benchmark annualized volatility	22.2%	13.7%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. There was no net change in the Fund’s outstanding Shares from June 30, 2026 to September 30, 2026. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 1,711,711 outstanding Shares at June 30, 2025 to 1,886,711 outstanding Shares at September 30, 2025.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.2% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 25.4% for the three months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 3.2% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 16.4% for the three months ended September 30, 2025, can be attributed to a lesser increase in the value of gold futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$665,591	$385,326
Management fee	247,063	155,211
Brokerage commission	6,207	2,719
Net realized gain (loss)	810,834	(9,140,381)
Change in net unrealized appreciation (depreciation)	(11,474,671)	(8,051,107)
Net Income (loss)	$(9,998,246)	$(16,806,162)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser increase in the value of the futures prices during the three months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$91,231,174	$35,410,975
NAV end of period	$77,590,702	$30,352,080
Percentage change in NAV	(15.0)%	(14.3)%
Shares outstanding beginning of period	2,990,818	136,026
Shares outstanding end of period	2,790,818	196,026
Percentage change in shares outstanding	(6.7)%	44.1%
Shares created	6,400,000	210,000
Shares redeemed	6,600,000	150,000
Per share NAV beginning of period	$30.50	$260.33
Per share NAV end of period	$27.80	$154.84
Percentage change in per share NAV	(8.9)%	(40.5)%
Percentage change in benchmark	0.9%	28.6%
Benchmark annualized volatility	36.4%	22.3%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 2,990,818 outstanding Shares at June 30, 2026 to 2,790,818 outstanding Shares at September 30, 2026. By comparison, during the three months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 136,026 outstanding Shares at June 30, 2025 to 196,026 outstanding Shares at September 30, 2025.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.9% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 40.5% for the three months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 0.9% for the three months ended September 30, 2026, as compared to the benchmark’s rise of 28.6% for the three months ended September 30, 2025, can be attributed to a lesser increase in the value of the silver futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$463,935	$131,582
Management fee	172,851	68,100
Brokerage commission	7,512	3,060
Net realized gain (loss)	3,000,977	(6,846,972)
Change in net unrealized appreciation (depreciation)	(2,970,259)	(6,273,570)
Net Income (loss)	$494,653	$(12,988,960)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser increase in the value of futures prices during the three months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$31,021,297	$20,559,703
NAV end of period	$26,785,408	$28,808,714
Percentage change in NAV	(13.7)%	40.1%
Shares outstanding beginning of period	547,160	497,160
Shares outstanding end of period	497,160	647,160
Percentage change in shares outstanding	(9.1)%	30.2%
Shares created	100,000	500,000
Shares redeemed	150,000	350,000
Per share NAV beginning of period	$56.70	$41.35
Per share NAV end of period	$53.88	$44.52
Percentage change in per share NAV	(5.0)%	7.7%
Percentage change in benchmark	3.3%	(2.6)%
Benchmark annualized volatility	9.9%	10.9%

During the three months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 547,160 outstanding Shares at June 30, 2026 to 497,160 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 497,160 outstanding Shares at June 30, 2025 to 647,160 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.0% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 7.7% for the three months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s rise of 3.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 2.6% for the three months ended September 30, 2025, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$193,116	$187,018
Management fee	70,915	65,061
Net realized gain (loss)	(2,121,867)	844,126
Change in net unrealized appreciation (depreciation)	506,324	616,122
Net Income (loss)	$(1,422,427)	$1,647,266

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2026.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$40,291,991	$21,537,610
NAV end of period	$50,608,223	$44,522,647
Percentage change in NAV	25.6%	106.7%
Shares outstanding beginning of period	2,812,403	1,287,403
Shares outstanding end of period	3,912,403	2,812,403
Percentage change in shares outstanding	39.1%	118.5%
Shares created	10,850,000	1,600,000
Shares redeemed	9,750,000	75,000
Per share NAV beginning of period	$14.33	$16.73
Per share NAV end of period	$12.94	$15.83
Percentage change in per share NAV	(9.7)%	(5.4)%
Percentage change in benchmark	(9.3)%	(5.0)%
Benchmark annualized volatility	11.1%	15.3%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 2,812,403 outstanding Shares at June 30, 2026 to 3,912,403 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,287,403 outstanding Shares at June 30, 2025 to 2,812,403 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.7% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 5.4% for the three months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 9.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 5.0% for the three months ended September 30, 2025, can be attributed to a greater decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$406,157	$232,853
Management fee	186,507	74,709
Brokerage commission	90,600	10,101
Futures account fees	10,729	4,599
Net realized gain (loss)	(12,563,409)	(1,349,262)
Change in net unrealized appreciation (depreciation)	620,485	(1,372,511)
Net Income (loss)	$(11,536,767)	$(2,488,920)

The Fund’s net income decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a greater decrease in the value of the futures prices during the three months ended September 30, 2026.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
NAV beginning of period	$198,647,261	$164,541,842
NAV end of period	$221,389,302	$329,584,482
Percentage change in NAV	11.4%	100.3%
Shares outstanding beginning of period	9,341,252	3,516,252
Shares outstanding end of period	13,141,252	10,241,252
Percentage change in shares outstanding	40.7%	191.3%
Shares created	4,500,000	7,000,000
Shares redeemed	700,000	275,000
Per share NAV beginning of period	$21.27	$46.79
Per share NAV end of period	$16.85	$32.18
Percentage change in per share NAV	(20.8)%	(31.2)%
Percentage change in benchmark	(20.3)%	(30.9)%
Benchmark annualized volatility	37.7%	38.8%

During the three months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 9,341,252 outstanding Shares at June 30, 2026 to 13,141,252 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,516,252 outstanding Shares at June 30, 2025 to 10,241,252 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.8% for the three months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 31.2% for the three months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2026.

The benchmark’s decline of 20.3% for the three months ended September 30, 2026, as compared to the benchmark’s decline of 30.9% for the three months ended September 30, 2025, can be attributed to a lesser decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net investment income (loss)	$928,490	$1,746,868
Management fee	448,448	628,098
Brokerage commission	57,457	160,166
Futures account fees	47,274	61,987
Net realized gain (loss)	(60,785,555)	(109,920,852)
Change in net unrealized appreciation (depreciation)	12,022,799	(1,512,437)
Net Income (loss)	$(47,834,266)	$(109,686,421)

The Fund’s net income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a lesser decrease in the value of the futures prices, during the three months ended September 30, 2026.

Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$242,351,037	$266,090,233
NAV end of period	$259,623,334	$243,299,521
Percentage change in NAV	7.1%	(8.6)%
Shares outstanding beginning of period	4,368,614	5,318,614
Shares outstanding end of period	4,068,614	4,768,614
Percentage change in shares outstanding	(6.9)%	(10.3)%
Shares created	1,900,000	18,650,000
Shares redeemed	2,200,000	19,200,000
Per share NAV beginning of period	$55.48	$50.03
Per share NAV end of period	$63.81	$51.02
Percentage change in per share NAV	15.0%	2.0%
Percentage change in benchmark	(33.4)%	(27.3)%
Benchmark annualized volatility	56.4%	79.8%

During the nine months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 4,368,614 outstanding Shares at December 31, 2025 to 4,068,614 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,318,614 outstanding Shares at December 31, 2024 to 4,768,614 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one-half the inverse (-0.5x) of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 0.5x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.0% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 2.0% for the nine months ended September 30, 2025, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 33.4% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 27.3% for the nine months ended September 30, 2025, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$2,865,867	$5,430,710
Management fee	1,602,659	2,130,449
Brokerage commission	312,895	458,281
Futures account fees	47,177	70,783
Net realized gain (loss)	45,572,999	28,980,200
Change in net unrealized appreciation (depreciation)	(11,541,252)	9,717,287
Net Income (loss)	$36,897,614	$44,128,197

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater decrease in the value of futures prices during the nine months ended September 30, 2026.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$383,037,987	$523,420,064
NAV end of period	$399,443,701	$359,079,095
Percentage change in NAV	4.3%	(31.4)%
Shares outstanding beginning of period	19,843,096	19,043,096
Shares outstanding end of period	7,493,096	16,043,096
Percentage change in shares outstanding	(62.2)%	(15.8)%
Shares created	27,850,000	19,150,000
Shares redeemed	40,200,000	22,150,000
Per share NAV beginning of period	$19.30	$27.49
Per share NAV end of period	$53.31	$22.38
Percentage change in per share NAV	176.2%	(18.6)%
Percentage change in benchmark	73.4%	(7.9)%
Benchmark annualized volatility	35.6%	26.3%

During the nine months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The increase in the Fund’s NAV was offset by a decrease from 19,843,096 outstanding Shares at December 31, 2025 to 7,493,096 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The decrease in the Fund’s NAV was offset by an decrease from 19,043,096 outstanding Shares at December 31, 2024 to 16,043,096 outstanding Shares at September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 176.2% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 18.6% for the nine months ended September 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s rise of 73.4% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 7.9% for the nine months ended September 30, 2025, can be attributed to an increase in the value of WTI Crude Oil during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$6,455,061	$6,293,153
Management fee	3,116,821	2,836,491
Brokerage commission	214,026	155,007
Net realized gain (loss)	445,201,814	2,412,438
Change in net unrealized appreciation (depreciation)	58,772,352	(48,807,879)
Net Income (loss)	$510,429,227	$(40,102,288)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due an increase in the value of WTI Crude Oil during the nine months ended September 30, 2026.

ProShares Ultra Bloomberg Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$534,978,667	$396,081,499
NAV end of period	$346,631,228	$542,210,220
Percentage change in NAV	(35.2)%	36.9%
Shares outstanding beginning of period	11,861,524	3,611,524
Shares outstanding end of period	17,561,144	9,186,524
Percentage change in shares outstanding	48.1%	154.4%
Shares created	69,725,000	23,325,000
Shares redeemed	64,025,380	17,750,000
Per share NAV beginning of period	$45.10	$109.67
Per share NAV end of period	$19.74	$59.02
Percentage change in per share NAV	(56.2)%	(46.2)%
Percentage change in benchmark	(21.3)%	(16.4)%
Benchmark annualized volatility	59.0%	54.4%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 11,861,524 outstanding Shares at December 31, 2025 to 17,561,144 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 3,611,524 outstanding Shares at December 31, 2024 to 9,186,524 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.2% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 46.2% for the nine months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 21.3% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 16.4% for the nine months ended September 30, 2025, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$5,092,035	$5,613,040
Management fee	2,912,633	2,340,238
Brokerage commission	1,144,058	982,711
Futures account fees	104,032	166,011
Net realized gain (loss)	(67,986,811)	46,482,165
Change in net unrealized appreciation (depreciation)	133,663,760	(98,296,397)
Net Income (loss)	$70,768,984	$(46,201,192)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater decrease in the value of Henry Hub Natural Gas, in conjunction with timing of shareholder activity, during the nine months ended September 30, 2026.

* See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra Bloomberg Natural Gas.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$5,925,856	$5,751,156
NAV end of period	$3,642,351	$7,272,104
Percentage change in NAV	(38.5)%	26.4%
Shares outstanding beginning of period	450,000	550,000
Shares outstanding end of period	300,000	550,000
Percentage change in shares outstanding	(33.3)%	—%
Shares created	50,000	200,000
Shares redeemed	200,000	200,000
Per share NAV beginning of period	$13.17	$10.46
Per share NAV end of period	$12.14	$13.22
Percentage change in per share NAV	(7.8)%	26.4%
Percentage change in benchmark	(3.6)%	13.3%
Benchmark annualized volatility	5.7%	8.9%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 450,000 outstanding Shares at December 31, 2025 to 300,000 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.8% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 26.4% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 3.6% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 13.3% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$95,232	$137,965
Management fee	38,387	48,609
Net realized gain (loss)	(206,158)	997,841
Change in net unrealized appreciation (depreciation)	(302,357)	176,469
Net Income (loss)	$(413,283)	$1,312,275

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2026.

ProShares Ultra Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$1,014,686,941	$289,709,332
NAV end of period	$769,890,605	$809,280,918
Percentage change in NAV	(24.1)%	179.3%
Shares outstanding beginning of period	18,150,000	12,400,000
Shares outstanding end of period	16,850,000	17,700,000
Percentage change in shares outstanding	(7.2)%	42.7%
Shares created	16,100,000	17,650,000
Shares redeemed	17,400,000	12,350,000
Per share NAV beginning of period	$55.91	$23.36
Per share NAV end of period	$45.69	$45.72
Percentage change in per share NAV	(18.3)%	95.7%
Percentage change in benchmark	(4.5)%	44.8%
Benchmark annualized volatility	30.3%	18.8%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 18,150,000 outstanding Shares at December 31, 2025 to 16,850,000 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Gold SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 12,400,000 outstanding Shares at December 31, 2024 to 17,700,000 outstanding Shares at September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.3% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 95.7% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 4.5% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 44.8% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$17,365,895	$11,149,141
Management fee	6,871,841	3,488,004
Brokerage commission	93,368	64,523
Net realized gain (loss)	(23,330,002)	183,281,121
Change in net unrealized appreciation (depreciation)	(119,208,272)	139,114,900
Net Income (loss)	$(125,172,379)	$333,545,162

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in futures prices, during the nine months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the forward Share split for ProShares Ultra Gold.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$2,237,285,267	$562,083,293
NAV end of period	$1,272,238,626	$1,047,679,297
Percentage change in NAV	(43.1)%	86.4%
Shares outstanding beginning of period	14,346,526	16,746,526
Shares outstanding end of period	19,096,526	13,846,526
Percentage change in shares outstanding	33.1%	(17.3)%
Shares created	24,700,000	14,550,000
Shares redeemed	19,950,000	17,450,000
Per share NAV beginning of period	$155.95	$33.56
Per share NAV end of period	$66.62	$75.66
Percentage change in per share NAV	(57.3)%	125.4%
Percentage change in benchmark	(14.7)%	58.1%
Benchmark annualized volatility	68.9%	27.2%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 14,346,526 outstanding Shares at December 31, 2025 to 19,096,526 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the Bloomberg Silver SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 16,746,526 outstanding Shares at December 31, 2024 to 13,846,526 outstanding Shares at September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 57.3% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 125.4% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 14.7% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 58.1% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of silver futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$30,463,685	$13,946,875
Management fee	13,719,415	4,951,422
Brokerage commission	230,972	155,360
Net realized gain (loss)	(252,623,657)	292,493,503
Change in net unrealized appreciation (depreciation)	(960,034,262)	328,796,816
Net Income (loss)	$(1,182,194,234)	$635,237,194

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of futures prices during the nine months ended September 30, 2026.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$400,406,136	$284,452,060
NAV end of period	$273,429,766	$648,094,422
Percentage change in NAV	(31.7)%	127.8%
Shares outstanding beginning of period	11,167,347	2,738,729
Shares outstanding end of period	15,917,347	12,418,729
Percentage change in shares outstanding	42.5%	353.4%
Shares created	39,850,000	26,810,000
Shares redeemed	35,100,000	17,130,000
Per share NAV beginning of period	$35.86	$103.86
Per share NAV end of period	$17.18	$52.19
Percentage change in per share NAV	(52.1)%	(49.7)%
Percentage change in benchmark	(33.4)%	(27.3)%
Benchmark annualized volatility	56.4%	79.8%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 11,167,347 outstanding Shares at December 31, 2025 to 15,917,347 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,738,729 outstanding Shares at December 31, 2024 to 12,418,729 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to one and one-half times (1.5x) the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 1.5x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.1% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 49.7% for the nine months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 33.4% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 27.3% for the nine months ended September 30, 2025, can be attributed to a greater decrease in the value of near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$2,036,453	$4,626,906
Management fee	2,429,874	3,378,880
Brokerage commission	1,763,901	2,534,657
Futures account fees	263,272	444,189
Net realized gain (loss)	(241,237,095)	(254,268,120)
Change in net unrealized appreciation (depreciation)	46,657,118	(50,072,615)
Net Income (loss)	$(192,543,524)	$(299,713,829)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater decrease in the value of futures prices, in conjunction with timing of shareholder activity, during the nine months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares Ultra VIX Short-Term Futures ETF.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$48,665,350	$44,505,646
NAV end of period	$30,185,996	$53,309,336
Percentage change in NAV	(38.0)%	19.8%
Shares outstanding beginning of period	2,549,970	2,199,970
Shares outstanding end of period	1,649,970	2,449,970
Percentage change in shares outstanding	(35.3)%	11.4%
Shares created	200,000	1,250,000
Shares redeemed	1,100,000	1,000,000
Per share NAV beginning of period	$19.08	$20.23
Per share NAV end of period	$18.29	$21.76
Percentage change in per share NAV	(4.1)%	7.6%
Percentage change in benchmark	(0.5)%	6.4%
Benchmark annualized volatility	8.5%	10.6%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,549,970 outstanding Shares at December 31, 2025 to 1,649,970 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,199,970 outstanding Shares at December 31, 2024 to 2,449,970 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times (2x) the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 7.6% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 0.5% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 6.4% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$704,003	$1,220,048
Management fee	280,135	430,261
Net realized gain (loss)	(1,999,060)	(201,447)
Change in net unrealized appreciation (depreciation)	(593,921)	3,529,664
Net Income (loss)	$(1,888,978)	$4,548,265

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2026.

ProShares UltraShort Bloomberg Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$89,466,390	$121,997,334
NAV end of period	$1,029,282,472	$121,702,439
Percentage change in NAV	1,050.5%	(0.2)%
Shares outstanding beginning of period	1,138,805	1,801,305
Shares outstanding end of period	51,813,302	1,738,805
Percentage change in shares outstanding	4,449.8%	(3.5)%
Shares created	117,912,500	6,362,500
Shares redeemed	67,238,003	6,425,000
Per share NAV beginning of period	$78.56	$67.73
Per share NAV end of period	$19.87	$69.99
Percentage change in per share NAV	(74.7)%	3.4%
Percentage change in benchmark	73.4%	7.9%
Benchmark annualized volatility	35.6%	26.3%

During the nine months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 1,138,805 outstanding Shares at December 31, 2025 to 51,813,302 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. By comparison, during the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,801,305 outstanding Shares at December 31, 2024 to 1,738,805 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Commodity Balanced WTI Crude Oil IndexSM.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 74.7% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 3.4% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s rise of 73.4% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 7.9% for the nine months ended September 30, 2025, can be attributed to a greater increase in the value of WTI Crude Oil during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$11,465,435	$3,113,410
Management fee	5,250,657	1,090,747
Brokerage commission	813,179	169,510
Net realized gain (loss)	(345,808,820)	45,774,758
Change in net unrealized appreciation (depreciation)	(126,614,202)	13,783,712
Net Income (loss)	$(460,957,587)	$62,671,880

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater increase in the value of WTI Crude Oil, during the nine months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Bloomberg Crude Oil.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$144,377,091	$260,940,143
NAV end of period	$116,052,701	$158,537,958
Percentage change in NAV	(19.6)%	(39.2)%
Shares outstanding beginning of period	4,033,712	5,983,712
Shares outstanding end of period	4,133,712	4,483,712
Percentage change in shares outstanding	2.5%	(25.1)%
Shares created	83,500,000	71,800,000
Shares redeemed	83,400,000	73,300,000
Per share NAV beginning of period	$35.79	$43.61
Per share NAV end of period	$28.07	$35.36
Percentage change in per share NAV	(21.6)%	(18.9)%
Percentage change in benchmark	(21.3)%	(16.4)%
Benchmark annualized volatility	59.0%	54.4%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 4,033,712 outstanding Shares at December 31, 2025 to 4,133,712 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,983,712 outstanding Shares at December 31, 2024 to 4,483,712 outstanding Shares at September 30, 2025. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.6% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 18.9% for the nine months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 21.3% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 16.4% for the nine months ended September 30, 2025, can be attributed to a greater decrease in the value of Henry Hub Natural Gas during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$2,036,593	$6,470,289
Management fee	1,375,969	2,536,994
Brokerage commission	826,681	1,197,519
Futures account fees	45,339	84,863
Net realized gain (loss)	285,275,265	19,531,219
Change in net unrealized appreciation (depreciation)	(50,783,322)	39,267,521
Net Income (loss)	$236,528,536	$65,269,029

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater decrease in the value of Henry Hub Natural Gas during the nine months ended September 30, 2026.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$35,498,605	$41,892,674
NAV end of period	$34,754,693	$33,625,132
Percentage change in NAV	(2.1)%	(19.7)%
Shares outstanding beginning of period	1,250,000	1,200,000
Shares outstanding end of period	1,100,000	1,200,000
Percentage change in shares outstanding	(12.0)%	—%
Shares created	500,000	550,000
Shares redeemed	650,000	550,000
Per share NAV beginning of period	$28.40	$34.91
Per share NAV end of period	$31.60	$28.02
Percentage change in per share NAV	11.3%	(19.7)%
Percentage change in benchmark	(3.6)%	13.3%
Benchmark annualized volatility	5.7%	8.9%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,250,000 outstanding Shares at December 31, 2025 to 1,100,000 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2025, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2024 to September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.3% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 19.7% for the nine months ended September 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 3.6% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 13.3% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$639,345	$711,682
Management fee	251,529	250,845
Net realized gain (loss)	628,338	(6,979,710)
Change in net unrealized appreciation (depreciation)	2,337,175	(1,233,889)
Net Income (loss)	$3,604,858	$(7,501,917)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2026.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$81,475,214	$16,624,428
NAV end of period	$103,186,571	$63,190,713
Percentage change in NAV	26.6%	280.1%
Shares outstanding beginning of period	3,136,631	236,744
Shares outstanding end of period	4,136,631	1,886,711
Percentage change in shares outstanding	31.9%	696.9%
Shares created	17,300,000	8,175,000
Shares redeemed	16,300,000	6,525,034
Per share NAV beginning of period	$25.98	$70.22
Per share NAV end of period	$24.94	$33.49
Percentage change in per share NAV	(4.0)%	(52.3)%
Percentage change in benchmark	(4.5)%	44.8%
Benchmark annualized volatility	30.3%	18.8%

During the nine months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 3,136,631 outstanding Shares at December 31, 2025 to 4,136,631 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 236,744 outstanding Shares at December 31, 2024 to 1,886,711 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Gold SubindexSM.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.0% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 52.3% for the nine months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 4.5% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 44.8% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of gold futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$1,754,287	$1,042,530
Management fee	727,534	411,660
Brokerage commission	18,080	14,541
Net realized gain (loss)	4,532,269	(6,736,886)
Change in net unrealized appreciation (depreciation)	9,870,795	(6,443,295)
Net Income (loss)	$16,157,351	$(12,137,651)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the futures prices during the nine months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Gold.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$197,022,578	$23,752,619
NAV end of period	$77,590,702	$30,352,080
Percentage change in NAV	(60.6)%	27.8%
Shares outstanding beginning of period	3,701,026	56,026
Shares outstanding end of period	2,790,818	196,026
Percentage change in shares outstanding	(24.6)%	249.9%
Shares created	68,890,000	475,000
Shares redeemed	69,800,208	335,000
Per share NAV beginning of period	$53.23	$423.96
Per share NAV end of period	$27.80	$154.84
Percentage change in per share NAV	(47.8)%	(63.5)%
Percentage change in benchmark	(14.7)%	58.1%
Benchmark annualized volatility	68.9%	27.2%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,701,026 outstanding Shares at December 31, 2025 to 2,790,818 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 56,026 outstanding Shares at December 31, 2024 to 196,026 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the Bloomberg Silver SubindexSM.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 47.8% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 63.5% for the nine months ended September 30, 2025, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 14.7% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 58.1% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the silver futures contracts during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$1,990,761	$392,152
Management fee	1,039,850	202,348
Brokerage commission	49,758	13,179
Net realized gain (loss)	3,734,483	(13,283,190)
Change in net unrealized appreciation (depreciation)	26,396,828	(8,834,171)
Net Income (loss)	$32,122,072	$(21,725,209)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of futures prices during the nine months ended September 30, 2026.

*	See Note 1 of the Notes to Financial Statements in Item 1 of part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for ProShares UltraShort Silver.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$35,516,416	$26,080,295
NAV end of period	$26,785,408	$28,808,714
Percentage change in NAV	(24.6)%	10.5%
Shares outstanding beginning of period	697,160	547,160
Shares outstanding end of period	497,160	647,160
Percentage change in shares outstanding	(28.7)%	18.3%
Shares created	450,000	750,000
Shares redeemed	650,000	650,000
Per share NAV beginning of period	$50.94	$47.66
Per share NAV end of period	$53.88	$44.52
Percentage change in per share NAV	5.8%	(6.6)%
Percentage change in benchmark	(0.5)%	6.4%
Benchmark annualized volatility	8.5%	10.6%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from a decrease from 697,160 outstanding Shares at December 31, 2025 to 497,160 outstanding Shares at September 30, 2026. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 547,160 outstanding Shares at December 31, 2024 to 647,160 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to two times the inverse (-2x) of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.8% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 6.6% for the nine months ended September 30, 2025, was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 0.5% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 6.4% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the Japanese yen versus the U.S. dollar during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$547,928	$497,676
Management fee	217,282	172,164
Net realized gain (loss)	331,545	(452,801)
Change in net unrealized appreciation (depreciation)	571,156	(1,899,238)
Net Income (loss)	$1,450,629	$(1,854,363)

The Fund’s net income increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2026.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$45,911,058	$28,111,210
NAV end of period	$50,608,223	$44,522,647
Percentage change in NAV	10.2%	58.4%
Shares outstanding beginning of period	3,012,403	1,937,403
Shares outstanding end of period	3,912,403	2,812,403
Percentage change in shares outstanding	29.9%	45.2%
Shares created	12,550,000	2,925,000
Shares redeemed	11,650,000	2,050,000
Per share NAV beginning of period	$15.24	$14.51
Per share NAV end of period	$12.94	$15.83
Percentage change in per share NAV	(15.1)%	9.1%
Percentage change in benchmark	(14.1)%	10.4%
Benchmark annualized volatility	17.1%	34.9%

During the nine months ended September 30, 2026, the increase in the Fund’s NAV resulted primarily from an increase from 3,012,403 outstanding Shares at December 31, 2025 to 3,912,403 outstanding Shares at September 30, 2026. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 1,937,403 outstanding Shares at December 31, 2024 to 2,812,403 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.1% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV increase of 9.1% for the nine months ended September 30, 2025, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 14.1% for the nine months ended September 30, 2026, as compared to the benchmark’s rise of 10.4% for the nine months ended September 30, 2025, can be attributed to a decrease in the value of the futures contracts that made the S&P 500 VIX Mid-Term Futures Index during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$1,008,821	$593,847
Management fee	428,115	188,230
Brokerage commission	113,194	28,555
Futures account fees	20,252	9,723
Net realized gain (loss)	(13,150,808)	4,085,004
Change in net unrealized appreciation (depreciation)	(942,905)	(1,583,444)
Net Income (loss)	$(13,084,892)	$3,095,407

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a decrease in the value of the futures prices during the nine months ended September 30, 2026.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
NAV beginning of period	$227,464,736	$133,641,615
NAV end of period	$221,389,302	$329,584,482
Percentage change in NAV	(2.7)%	146.6%
Shares outstanding beginning of period	8,841,252	2,966,252
Shares outstanding end of period	13,141,252	10,241,252
Percentage change in shares outstanding	48.6%	245.3%
Shares created	12,150,000	14,225,000
Shares redeemed	7,850,000	6,950,000
Per share NAV beginning of period	$25.73	$45.05
Per share NAV end of period	$16.85	$32.18
Percentage change in per share NAV	(34.5)%	(28.6)%
Percentage change in benchmark	(33.4)%	(27.3)%
Benchmark annualized volatility	56.4%	79.8%

During the nine months ended September 30, 2026, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 8,841,252 outstanding Shares at December 31, 2025 to 13,141,252 outstanding Shares at September 30, 2026. By comparison, during the nine months ended September 30, 2025, the increase in the Fund’s NAV resulted primarily from an increase from 2,966,252 outstanding Shares at December 31, 2024 to 10,241,252 outstanding Shares at September 30, 2025. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results, before fees and expenses, that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2026 and 2025, the Fund’s daily performance had a statistical correlation over 0.99 to the daily performance of its benchmark. The Fund’s per Share NAV decrease of 34.5% for the nine months ended September 30, 2026, as compared to the Fund’s per Share NAV decrease of 28.6% for the nine months ended September 30, 2025, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2026.

The benchmark’s decline of 33.4% for the nine months ended September 30, 2026, as compared to the benchmark’s decline of 27.3% for the nine months ended September 30, 2025, can be attributed to a greater decrease in the value of the near-term futures contracts on the VIX futures curve during the period ended September 30, 2026.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income (loss)	$2,883,567	$3,468,893
Management fee	1,385,156	1,280,780
Brokerage commission	247,102	448,329
Futures account fees	131,033	150,648
Net realized gain (loss)	(93,613,417)	(33,146,619)
Change in net unrealized appreciation (depreciation)	16,487,873	(16,054,285)
Net Income (loss)	$(74,241,977)	$(45,732,011)

The Fund’s net income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due a greater decrease in the value of the futures prices during the nine months ended September 30, 2026.

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

The tables below provide information about each of the Currency Funds’ Financial Instruments, VIX Funds’ Financial Instruments, and Commodity Funds’ and the Commodity Index Funds’ Financial Instruments. As of September 30, 2026 and 2025, each of the Fund’s positions were as follows:

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2026 and 2025, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2026	4,005	$17.87	1,000	$(71,561,741)
VIX Futures (Cboe)	Short	November 2026	3,150	18.45	1,000	(58,127,580)

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Short	October 2025	4,007	$17.59	1,000	$(70,475,116)
VIX Futures (Cboe)	Short	November 2025	2,665	19.25	1,000	(51,299,118)

The September 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its position in Financial Instruments each day to have $0.50 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2026 and 2025, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and swap agreements linked to the Bloomberg Commodity Balanced WTI Crude Oil IndexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2026	520	$88.42	1,000	$45,978,400
WTI Crude Oil (NYMEX)	Long	June 2027	591	80.28	1,000	47,445,480
WTI Crude Oil (NYMEX)	Long	December 2027	618	75.44	1,000	46,621,920

Swap Agreements as of September 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$126.0087	$81,380,451
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	126.0087	211,252,829
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	126.0087	268,058,560
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	126.0087	98,124,865

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	December 2025	841	$61.96	1,000	$52,108,360
WTI Crude Oil (NYMEX)	Long	June 2026	850	61.22	1,000	52,037,000
WTI Crude Oil (NYMEX)	Long	December 2026	855	61.02	1,000	52,172,100

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Balanced WTI Crude Oil Index	Citibank, N.A.	Long	$77.9690	$50,354,875
Bloomberg Commodity Balanced WTI Crude Oil Index	Goldman Sachs International	Long	77.9690	218,509,682
Bloomberg Commodity Balanced WTI Crude Oil Index	Morgan Stanley & Co. International PLC	Long	77.9690	66,380,312
Bloomberg Commodity Balanced WTI Crude Oil Index	Societe Generale	Long	77.9690	165,863,610
Bloomberg Commodity Balanced WTI Crude Oil Index	UBS AG	Long	77.9690	60,715,630

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2026 and 2025 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreement is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2026 and 2025, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2026	22,913	$3.03	10,000	$693,347,380

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2025	32,831	$3.30	10,000	$1,084,407,930

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of September 30, 2026 and 2025, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of EUR/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/09/26	3,528,921	1.1661	$4,115,163
Euro	UBS AG	Long	10/09/26	4,170,502	1.1663	4,864,252
Euro	Goldman Sachs International	Short	10/09/26	(73,000)	1.1372	(83,015)
Euro	UBS AG	Short	10/09/26	(1,188,000)	1.1473	(1,362,949)

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/10/25	6,075,921	1.1741	$7,133,499
Euro	UBS AG	Long	10/10/25	6,478,502	1.1740	7,605,889
Euro	Goldman Sachs International	Short	10/10/25	(81,000)	1.1794	(95,532)
Euro	UBS AG	Short	10/10/25	(134,000)	1.1693	(156,691)

The September 30, 2026 and 2025 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Gold:

As of September 30, 2026 and 2025 the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2026	1,450	$4,186.70	100	$607,071,500

Swap Agreements as of September 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$365.6246	$525,115,507
Bloomberg Gold Subindex	Goldman Sachs International	Long	365.6246	96,162,195
Bloomberg Gold Subindex	UBS AG	Long	365.6246	311,636,685

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2025	2,411	$3,873.20	100	$933,828,520

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Long	$353.9054	$424,720,428
Bloomberg Gold Subindex	Goldman Sachs International	Long	353.9054	93,079,951
Bloomberg Gold Subindex	UBS AG	Long	353.9054	167,347,561

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra Silver:

As of September 30, 2026 and 2025 the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2026	2,955	$60.57	5,000	$894,862,650

Swap Agreements as of September 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$438.4741	$775,878,104
Bloomberg Silver Subindex	Goldman Sachs International	Long	438.4741	172,794,312
Bloomberg Silver Subindex	UBS AG	Long	438.4741	699,516,672

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2025	4,589	$46.64	5,000	$1,070,154,800

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Long	$353.5489	$470,370,599
Bloomberg Silver Subindex	Goldman Sachs International	Long	353.5489	39,163,672
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Long	353.5489	265,710,383
Bloomberg Silver Subindex	UBS AG	Long	353.5489	250,085,358

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2026 and 2025, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2026	12,675	$17.87	1,000	$226,478,168
VIX Futures (Cboe)	Long	November 2026	9,955	18.45	1,000	183,701,606

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	31,952	$17.59	1,000	$561,971,776
VIX Futures (Cboe)	Long	November 2025	21,292	19.25	1,000	409,853,966

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.50 of exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by one and one-half. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Yen:

As of September 30, 2026 and 2025, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/26	5,240,247,056	0.006538	$34,258,187
Yen	UBS AG	Long	10/09/26	4,793,493,856	0.006533	31,317,983
Yen	Goldman Sachs International	Short	10/09/26	(281,359,000)	0.006356	(1,788,279)
Yen	UBS AG	Short	10/09/26	(242,759,000)	0.006419	(1,558,310)

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/10/25	8,304,233,056	0.006810	$56,549,383
Yen	UBS AG	Long	10/10/25	8,398,795,856	0.006808	57,181,304
Yen	Goldman Sachs International	Short	10/10/25	(232,040,000)	0.006776	(1,572,260)
Yen	UBS AG	Short	10/10/25	(721,530,000)	0.006724	(4,851,320)

The September 30, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2026 and 2025, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2026	7,651	$88.42	1,000	$(676,501,420)
WTI Crude Oil (NYMEX)	Short	June 2027	8,689	80.28	1,000	(697,552,920)
WTI Crude Oil (NYMEX)	Short	December 2027	9,083	75.44	1,000	(685,221,520)

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	December 2025	1,308	$61.96	1,000	$(81,043,680)
WTI Crude Oil (NYMEX)	Short	June 2026	1,325	61.22	1,000	(81,116,500)
WTI Crude Oil (NYMEX)	Short	December 2026	1,331	61.02	1,000	(81,217,620)

The September 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2026 and 2025, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2026	7,671	$3.03	10,000	$(232,124,460)

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2025	9,600	$3.30	10,000	$(317,088,000)

The September 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of Contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2026 and 2025, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	UBS AG	Long	10/09/26	216,000	1.1647	$251,581
Euro	Goldman Sachs International	Short	10/09/26	(29,766,263)	1.1644	(34,659,265)
Euro	UBS AG	Short	10/09/26	(31,566,199)	1.1650	(36,774,136)

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/10/25	2,946,000	1.1826	$3,483,891
Euro	UBS AG	Long	10/10/25	1,242,000	1.1741	1,458,249
Euro	Goldman Sachs International	Short	10/10/25	(33,832,263)	1.1739	(39,715,940)
Euro	UBS AG	Short	10/10/25	(27,722,199)	1.1739	(32,544,188)

The September 30, 2026 and 2025 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Gold:

As of September 30, 2026 and 2025 the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and swap agreements linked to the Bloomberg Gold SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2026	317	$4,186.70	100	$(132,718,390)

Swap Agreements as of September 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$365.6246	$(50,727,231)
Bloomberg Gold Subindex	Goldman Sachs International	Short	365.6246	(9,007,528)
Bloomberg Gold Subindex	UBS AG	Short	365.6246	(13,932,183)

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2025	118	$3,873.20	100	$(45,703,760)

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Gold Subindex	Citibank, N.A.	Short	$353.9054	$(58,656,740)
Bloomberg Gold Subindex	Goldman Sachs International	Short	353.9054	(8,718,813)
Bloomberg Gold Subindex	UBS AG	Short	353.9054	(13,485,622)

The September 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Silver:

As of September 30, 2026 and 2025 the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and swap agreements linked to the Bloomberg Silver SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2026	248	$60.57	5,000	$(75,101,840)

Swap Agreements as of September 30, 2026
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$438.4741	$(9,163,110)
Bloomberg Silver Subindex	Goldman Sachs International	Short	438.4741	(30,055,646)
Bloomberg Silver Subindex	UBS AG	Short	438.4741	(40,923,712)

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2025	95	$46.64	5,000	$(22,154,000)

Swap Agreements as of September 30, 2025
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Silver Subindex	Citibank, N.A.	Short	$353.5489	$(16,586,295)
Bloomberg Silver Subindex	Goldman Sachs International	Short	353.5489	(17,367,383)
Bloomberg Silver Subindex	Morgan Stanley & Co. International PLC	Short	353.5489	(2,395,647)
Bloomberg Silver Subindex	UBS AG	Short	353.5489	(2,295,985)

The September 30, 2026 and 2025 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2026 and 2025 swap notional values equal units multiplied by the swap price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or swap contract price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to swap agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares UltraShort Yen:

As of September 30, 2026 and 2025, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2026 and 2025, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2026
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/09/26	380,552,000	0.006410	$2,439,371
Yen	UBS AG	Long	10/09/26	58,192,000	0.006525	379,717
Yen	Goldman Sachs International	Short	10/09/26	(4,257,685,165)	0.006524	(27,777,154)
Yen	UBS AG	Short	10/09/26	(4,599,594,424)	0.006516	(29,972,302)

Foreign Currency Forward Contracts as of September 30, 2025
Reference Currency	Counterparty	Long or Short	Settlement Date	Local Currency	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/10/25	1,489,706,000	0.006809	$10,142,954
Yen	UBS AG	Long	10/10/25	895,877,000	0.006707	6,008,656
Yen	Goldman Sachs International	Short	10/10/25	(5,019,125,165)	0.006808	(34,169,835)
Yen	UBS AG	Short	10/10/25	(5,878,242,424)	0.006794	(39,934,401)

The September 30, 2026 and 2025 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s third-party custodian.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2026 and 2025, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2027	472	$19.52	1,000	$9,213,912
VIX Futures (Cboe)	Long	February 2027	842	19.97	1,000	16,810,614
VIX Futures (Cboe)	Long	March 2027	842	20.17	1,000	16,980,362
VIX Futures (Cboe)	Long	April 2027	371	20.50	1,000	7,604,535

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	January 2026	422	$20.69	1,000	$8,730,547
VIX Futures (Cboe)	Long	February 2026	703	21.12	1,000	14,846,376
VIX Futures (Cboe)	Long	March 2026	703	21.23	1,000	14,926,166
VIX Futures (Cboe)	Long	April 2026	281	21.45	1,000	6,027,450

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Short-Term Futures ETF

As of September 30, 2026 and 2025, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of September 30, 2026 and 2025, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2026
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2026	6,840	$17.87	1,000	$122,217,804
VIX Futures (Cboe)	Long	November 2026	5,375	18.45	1,000	99,185,950

Futures Positions as of September 30, 2025
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (Cboe)	Long	October 2025	10,829	$17.59	1,000	$190,460,452
VIX Futures (Cboe)	Long	November 2025	7,218	19.25	1,000	138,940,726

The September 30, 2026 and 2025 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2026, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2026, the Trust is not a party to any material legal proceedings.
Item 1A. Risk Factors.
There have been no other material changes to the risk factors previously included in our Annual Report on Form 10-K for the year ending December 31, 2025. Please refer to the “Risk Factors” discussed in Part I, Item 1A of our Annual Report on Form 10-K for previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Title of Securities Registered *		Total Number of Shares Redeemed	Average Price Per Share
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	500,000	$57.01
	08/01/26 to 08/31/26	100,000	$61.07
	09/01/26 to 09/30/26	100,000	$62.98
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	1,800,000	$38.18
	08/01/26 to 08/31/26	2,200,000	$41.68
	09/01/26 to 09/30/26	2,600,000	$50.96
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	4,100,000	$22.60
	08/01/26 to 08/31/26	4,900,000	$20.05
	09/01/26 to 09/30/26	9,050,000	$21.10
ProShares Ultra Euro
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	50,000	$12.38
	08/01/26 to 08/31/26	—	$—
	09/01/26 to 09/30/26	50,000	$12.45
ProShares Ultra Gold
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	1,250,000	$45.01
	08/01/26 to 08/31/26	1,150,000	$52.17
	09/01/26 to 09/30/26	1,800,000	$49.58
ProShares Ultra Silver
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	1,900,000	$67.88
	08/01/26 to 08/31/26	1,200,000	$81.78
	09/01/26 to 09/30/26	1,250,000	$78.30

ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	2,150,000	$24.99
	08/01/26 to 08/31/26	250,000	$20.28
	09/01/26 to 09/30/26	1,550,000	$17.92
ProShares Ultra Yen
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	—	$—
	08/01/26 to 08/31/26	100,000	$18.16
	09/01/26 to 09/30/26	100,000	$18.76
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	6,350,000	$32.11
	08/01/26 to 08/31/26	3,300,000	$28.82
	09/01/26 to 09/30/26	2,850,000	$20.42
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	3,450,000	$27.66
	08/01/26 to 08/31/26	1,300,000	$30.37
	09/01/26 to 09/30/26	3,750,000	$28.41
ProShares UltraShort Euro
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	—	$—
	08/01/26 to 08/31/26	50,000	$30.35
	09/01/26 to 09/30/26	—	$—
ProShares UltraShort Gold
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	700,000	$26.38
	08/01/26 to 08/31/26	1,200,000	$21.88
	09/01/26 to 09/30/26	2,350,000	$23.67
ProShares UltraShort Silver
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	1,900,000	$30.90
	08/01/26 to 08/31/26	1,100,000	$23.48
	09/01/26 to 09/30/26	3,600,000	$25.03
ProShares UltraShort Yen
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	100,000	$56.52
	08/01/26 to 08/31/26	50,000	$54.64
	09/01/26 to 09/30/26	—	$—
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	1,200,000	$14.44
	08/01/26 to 08/31/26	75,000	$14.29
	09/01/26 to 09/30/26	8,475,000	$13.17
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest
	07/01/26 to 07/31/26	525,000	$21.44
	08/01/26 to 08/31/26	—	$—
	09/01/26 to 09/30/26	175,000	$16.95

*	The registration statement covers an indeterminate amount of securities to be offered or sold.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
No officers or trustees of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three month period ended September 30, 2026.

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
Date: November 6, 2026

/s/ Edward J. Karpowicz
By: Edward J. Karpowicz
Principal Financial and Accounting Officer
Date: November 6, 2026